Form 10-Q
period 2013-09-30
Springleaf Holdings, Inc.
filed 2013-11-12
CIK 1584207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑                                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-36129

SPRINGLEAF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3379612
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)

(812) 424-8031
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

At November 12, 2013, there were 114,823,734 shares of the registrant’s common stock, $.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(dollars in thousands)	2013	2012

Assets

Cash and cash equivalents	$1,249,636	$1,554,348
Investment securities	594,471	888,577
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.7 billion in 2013 and $0 in 2012)	3,027,255	2,649,732
SpringCastle Portfolio (includes loans of consolidated VIEs of $2.7 billion in 2013 and $0 in 2012)	2,653,632	-
Real estate loans (includes loans of consolidated VIEs of $5.5 billion in 2013 and $4.1 billion in 2012)	8,212,855	8,955,365
Retail sales finance	117,888	208,357
Net finance receivables	14,011,630	11,813,454
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $89.6 million in 2013 and $14.5 million in 2012)	(281,347)	(180,088)
Net finance receivables, less allowance for finance receivable losses	13,730,283	11,633,366
Restricted cash (includes restricted cash of consolidated VIEs of $415.8 million in 2013 and $109.0 million in 2012)	430,806	157,844
Other assets	422,167	439,380

Total assets	$16,427,363	$14,673,515

Liabilities and Shareholders’ Equity

Long-term debt (includes debt of consolidated VIEs of $7.6 billion in 2013 and $3.1 billion in 2012)	$13,998,961	$12,596,577
Insurance claims and policyholder liabilities	380,155	365,238
Deferred and accrued taxes	178,442	283,762
Other liabilities	275,969	227,811
Total liabilities	14,833,527	13,473,388

Shareholders’ equity:
Common stock	1,000	1,000
Additional paid-in capital	278,704	147,454
Accumulated other comprehensive income	21,145	30,188
Retained earnings	975,623	1,021,485
Springleaf Holdings, Inc. shareholders’ equity	1,276,472	1,200,127
Non-controlling interests	317,364	-
Total shareholders’ equity	1,593,836	1,200,127

Total liabilities and shareholders’ equity	$16,427,363	$14,673,515

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
(dollars in thousands	Ended	Ended	Ended	Ended
except earnings (loss)	September 30,	September 30,	September 30,	September 30,
per share)	2013	2012	2013	2012

Interest income:
Finance charges	$585,300	$423,622	$1,578,934	$1,285,541
Finance receivables held for sale originated as held for investment	-	346	-	2,740
Total interest income	585,300	423,968	1,578,934	1,288,281

Interest expense	228,439	268,847	697,365	829,120

Net interest income	356,861	155,121	881,569	459,161

Provision for finance receivable losses	158,785	90,855	341,723	227,794

Net interest income after provision for finance receivable losses	198,076	64,266	539,846	231,367

Other revenues:
Insurance	38,277	31,719	107,144	93,042
Investment	6,756	7,377	27,687	25,544
Net loss on repurchases and repayments of debt	(34,503)	(10,670)	(34,558)	(12,163)
Other	1,603	(2,709)	6,986	(32,814)
Total other revenues	12,133	25,717	107,259	73,609

Other expenses:
Operating expenses:
Salaries and benefits	214,552	78,122	371,842	241,114
Other operating expenses	69,595	65,491	191,574	208,326
Restructuring expenses	-	-	-	23,503
Insurance losses and loss adjustment expenses	16,550	15,152	47,650	42,302
Total other expenses	300,697	158,765	611,066	515,245

Income (loss) before provision for (benefit from) income taxes	(90,488)	(68,782)	36,039	(210,269)

Benefit from income taxes	(29,606)	(23,938)	(1,898)	(72,419)

Net income (loss)	(60,882)	(44,844)	37,937	(137,850)

Less: Net income attributable to non-controlling interests	29,851	-	83,799	-

Net loss attributable to Springleaf Holdings, Inc.	$(90,733)	$(44,844)	$(45,862)	$(137,850)

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000
Earnings (loss) per share:
Basic and diluted	$(0.91)	$(0.45)	$(0.46)	$(1.38)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Net income (loss)	$(60,882)	$(44,844)	$37,937	$(137,850)

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	(17)	84	(135)	316
All other investment securities	(331)	4,618	(10,989)	17,005
Cash flow hedges	-	-	-	(16,987)
Retirement plan liabilities adjustments	-	-	-	20,937
Foreign currency translation adjustments	(2,056)	3,067	38	4,280

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	6	(29)	47	(110)
All other investment securities	116	(1,617)	3,846	(5,952)
Cash flow hedges	-	-	-	5,945
Retirement plan liabilities adjustments	-	-	-	(7,544)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(2,282)	6,123	(7,193)	17,890

Reclassification adjustments included in net loss:
Net realized (gains) losses on investment securities	33	(13)	(2,686)	52
Cash flow hedges	-	(1,192)	(160)	11,478

Income tax effect:
Net realized gains (losses) on investment securities	(12)	5	940	(18)
Cash flow hedges	-	418	56	(4,017)
Reclassification adjustments included in net loss, net of tax	21	(782)	(1,850)	7,495
Other comprehensive income (loss), net of tax	(2,261)	5,341	(9,043)	25,385

Comprehensive income (loss)	$(63,143)	$(39,503)	$28,894	$(112,465)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	Springleaf Holdings, Inc. Shareholders’ Equity
			Accumulated		Springleaf
		Additional	Other		Holdings, Inc.		Total
	Common	Paid-in	Comprehensive	Retained	Shareholders’	Non-controlling	Shareholders’
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balance, January 1, 2013	$1,000	$147,454	$30,188	$1,021,485	$1,200,127	$-	$1,200,127
Grant of restricted stock units	-	131,250	-	-	131,250	-	131,250
Capital contributions from parent and other	-	-	-	-	-	-	-
Changes in non-controlling interests:
Contributions from joint venture partners	-	-	-	-	-	438,081	438,081
Distributions declared to joint venture partners	-	-	-	-	-	(204,516)	(204,516)
Change in net unrealized gains (losses):
Investment securities	-	-	(8,977)	-	(8,977)	-	(8,977)
Cash flow hedges	-	-	(104)	-	(104)	-	(104)
Foreign currency translation adjustments	-	-	38	-	38	-	38
Net income (loss)	-	-	-	(45,862)	(45,862)	83,799	37,937
Balance, September 30, 2013	$1,000	$278,704	$21,145	$975,623	$1,276,472	$317,364	$1,593,836

Balance, January 1, 2012	$1,000	$147,456	$(25,671)	$1,240,119	$1,362,904	$-	$1,362,904
Capital contributions from parent and other	-	6	-	-	6	-	6
Change in net unrealized gains (losses):
Investment securities	-	-	11,293	-	11,293	-	11,293
Cash flow hedges	-	-	(3,581)	-	(3,581)	-	(3,581)
Retirement plan liabilities adjustments	-	-	13,393	-	13,393	-	13,393
Foreign currency translation adjustments	-	-	4,280	-	4,280	-	4,280
Net loss	-	-	-	(137,850)	(137,850)	-	(137,850)
Balance, September 30, 2012	$1,000	$147,462	$(286)	$1,102,269	$1,250,445	$-	$1,250,445

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Nine Months Ended September 30,	2013	2012

Cash flows from operating activities
Net income (loss)	$37,937	$(137,850)
Reconciling adjustments:
Provision for finance receivable losses	341,723	227,794
Depreciation and amortization	(40,181)	141,435
Deferral of finance receivable origination costs	(42,317)	(32,729)
Deferred income tax benefit	(88,668)	(128,592)
Writedowns and net loss on sales of real estate owned	1,546	36,667
Writedowns on assets resulting from restructuring	-	5,046
Impairments of Ocean Finance and Mortgages Limited
assets	-	8,342
Mark to market provision and net gain on sales of finance receivables held for sale originated as held for investment	-	(4,536)
Net loss on repurchases and repayments of debt	17,075	12,163
Net realized losses (gains) on investment securities	(2,686)	52
Grant of restricted stock units	131,250	-
Change in other assets and other liabilities	50,431	104,898
Change in insurance claims and policyholder liabilities	14,917	2,179
Change in taxes receivable and payable	(29,177)	64,077
Change in accrued finance charges	1,941	7,381
Change in restricted cash	33,885	(66,494)
Other, net	(823)	285
Net cash provided by operating activities	426,853	240,118

Cash flows from investing activities
Finance receivables originated or purchased	(1,596,394)	(1,234,866)
Principal collections on finance receivables	2,299,827	2,010,539
Purchase of SpringCastle Portfolio	(2,963,547)	-
Sales and principal collections on finance receivables held for sale originated as held for investment	-	181,561
Investment securities purchased	(448,981)	(802,835)
Investment securities called, sold, and matured	728,534	992,376
Change in restricted cash	(306,847)	(25,241)
Proceeds from sale of real estate owned	88,346	148,134
Other, net	(4,748)	(4,889)
Net cash provided by (used for) investing activities	(2,203,810)	1,264,779

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	6,008,369	1,481,800
Repayment of long-term debt	(4,768,854)	(1,938,060)
Contributions from joint venture partners	438,081	-
Distributions to joint venture partners	(204,516)	-
Net cash provided by (used for) financing activities	1,473,080	(456,260)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in thousands)
Nine Months Ended September 30,	2013	2012

Effect of exchange rate changes	(835)	2,888

Increase (decrease) in cash and cash equivalents	(304,712)	1,051,525
Cash and cash equivalents at beginning of period	1,554,348	689,586
Cash and cash equivalents at end of period	$1,249,636	$1,741,111

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$70,004	$142,966
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	-	182,208
Transfer of finance receivables held for sale to finance receivables held for investment	-	1,353

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

1. Business and Summary of Significant Accounting Policies

Springleaf Holdings, Inc. (“SHI” or, collectively with its subsidiaries, whether directly or indirectly owned, “the Company,” “we,” “us,” or “our”) is a Delaware corporation, primarily owned by Springleaf Financial Holdings, LLC (the “Initial Stockholder”). At September 30, 2013, and prior to the reorganization described below, FCFI Acquisition LLC (“FCFI”), an affiliate of Fortress Investment Group LLC (“Fortress”), indirectly owned an 80% economic interest in SHI and American International Group, Inc. (“AIG”) indirectly owned a 20% economic interest in SHI.

SHI is a financial services holding company whose principal subsidiary is Springleaf Finance, Inc. (“SFI”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”). SFC is also a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses.

In connection with the initial public offering of common stock of SHI, we executed a reorganization of Springleaf Holdings, LLC, the predecessor entity of SHI, into SHI, a newly formed Delaware corporation. The reorganization was completed on October 9, 2013. In connection with the reorganization, Springleaf Financial Holdings, LLC’s predecessor, AGF Holding Inc., contributed all of the common stock of SFI to Springleaf Holdings, LLC and SFI became a wholly owned subsidiary of Springleaf Holdings, LLC. Following the contribution, Springleaf Holdings, LLC converted from a Delaware limited liability company into a Delaware corporation, named Springleaf Holdings, Inc. on October 9, 2013. Upon the conversion from a limited liability company to a corporation, the 100 common interests, previously held by Springleaf Financial Holdings, LLC (or its predecessor), converted into 100 shares of common stock. Additionally, SHI executed a 1,000,000-for-1 common stock split, resulting in 100,000,000 shares of common stock being issued and outstanding at October 9, 2013. The financial statements of SFI were adjusted on a retrospective basis, as appropriate, as financial statements of SHI to account for the reorganization.

On October 21, 2013, SHI completed the initial public offering of its common stock. As of November 12, 2013, the Initial Stockholder owns approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress and AIG Capital Corporation, a subsidiary of AIG.

ACQUISITION OF LOAN PORTFOLIO BY SPRINGCASTLE

On March 5, 2013, SpringCastle Acquisition LLC (“SCA”), a newly formed joint venture in which one of our indirect wholly owned subsidiaries, Springleaf Acquisition Corporation (“SAC”), and NRZ Consumer LLC (“NRZ”), previously an indirect subsidiary of Newcastle Investment Corp., each held a 50% equity interest (the “Joint Venture”), entered into a definitive agreement to purchase a portfolio of loans from HSBC Finance Corporation and certain of its affiliates (collectively, “HSBC”). On April 1, 2013, BTO WillowHoldings, L.P. (“Blackstone”), an affiliate of Blackstone Tactical Opportunities Advisors L.L.C., acquired a 23% equity interest in SCA, which reduced our equity interests and the equity interests of NRZ to 47% and 30%, respectively.

The loan portfolio acquisition was completed on April 1, 2013 for a purchase price of $3.0 billion, at which time the portfolio consisted of over 415,000 finance receivable accounts with $3.9 billion unpaid principal balance (“UPB”). The portfolio included both unsecured loans and loans secured with subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The $3.0 billion purchase was funded with $2.2 billion of debt and the remainder was funded with equity contributed from each of the joint venture members, including $388.5 million of equity from SFI. Upon final validation by the parties, SCA received a refund of $15.4 million from HSBC in August 2013 for the true up of the April 1, 2013 purchase price.

Immediately prior to the completion of the loan portfolio acquisition, SCA assigned its right to purchase the portfolio to SpringCastle America, LLC (“SC America”), SpringCastle Credit, LLC (“SC Credit”), and SpringCastle Finance, LLC (“SC Finance”) (each, a “Seller LLC” and collectively, the “Seller LLCs”), which, in turn, immediately sold their respective portion of the portfolio to SpringCastle America Funding, LLC (“SC America Funding”), SpringCastle Credit Funding, LLC (“SC Credit Funding”), and SpringCastle Finance Funding, LLC (“SC Finance Funding”) (each, a “Co-issuer LLC” and collectively, the “Co-issuer LLCs”) and a loan trustee in connection with the securitization of the loan portfolio (the “SpringCastle securitization”) on April 1, 2013.

As of April 1, 2013, SpringCastle Holdings, LLC, a wholly owned subsidiary of SAC, NRZ, and Blackstone held a 47%, 30% and 23% equity interest in each Seller LLC, respectively. On May 15, 2013, Newcastle Investment Corp. completed the spinoff of New Residential Investment Corp. and its subsidiaries, including NRZ , which still retains its equity interest in the Seller LLCs. SC America holds a 100% equity interest in SC America Funding, SC Credit holds a 100% equity interest in SC Credit Funding and SC Finance holds a 100% equity interest in SC Finance Funding.

On April 1, 2013, SFI entered into a servicing agreement with the Co-issuer LLCs and the loan trustee whereby SFI agreed to service the loans in the loan portfolio effective on the servicing transfer date. In accordance with this agreement, we assumed the direct servicing obligations for the loans in September, 2013.

We have determined that our servicing agreement provides us with the power to direct the activities of Seller LLCs and Co-issuer LLCs that most significantly impact their economic performance. As such, we consider the Seller LLCs and Co-issuer LLCs to be variable interest entities (“VIEs”) because the equity investment in each lacks the characteristics of a controlling financial interest. Our decision-making rights as servicer, coupled with our significant indirect equity interest in the Seller LLCs and Co-issuer LLCs, provide us with a controlling financial interest in each, and thus the Seller LLCs and Co-issuer LLCs are included in our condensed consolidated financial statements. The equity (membership) interests in the Seller LLCs held by NRZ and Blackstone, which represent an indirect residual interest in the loans owned by the Co- issuers, are reported as non-controlling interests in our financial statements.

PURCHASE OF SERVICING FACILITY

On March 5, 2013, one of our subsidiaries signed an agreement to acquire a servicing facility located in London, Kentucky from Renaissance Bankcard Services of Kentucky, Inc. (“Renaissance”), a subsidiary of HSBC. The servicing facility was purchased on September 1, 2013 for consideration of $1.4 million. The acquisition of the servicing facility included the transfer of over 200 employees of Renaissance to the Company.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“U.S. GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SHI, its subsidiaries (all of which are wholly owned, except for the Seller LLCs and Co-issuer LLCs), and VIEs in which we hold a controlling financial interest as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, and the out-of-period adjustments recorded in the nine months ended September 30, 2013 discussed below. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. These statements should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2012 and 2011.

In the second quarter of 2013, we recorded an out-of-period adjustment, which increased provision for finance receivable losses by $2.7 million and decreased basic and diluted earnings per share by $0.02 for the nine months ended September 30, 2013. The adjustment related to the correction of the identification of certain bankrupt real estate loan accounts for consideration as troubled debt restructured (“TDR”) finance receivables.

In the third quarter of 2013, we recorded an out-of-period adjustment, which decreased provision for finance receivable losses by $3.8 million and increased basic and diluted earnings per share by $0.02 for the three months ended September 30, 2013. The adjustment related to the correction of certain inputs in our model supporting the TDR allowance for finance receivable losses. There was no impact for the nine months ended September 30, 2013 as the error was isolated to intra-period reporting in 2013.

In the third quarter of 2013, we identified two errors in the classification of certain line items within our condensed consolidated statement of cash flows for the six months ended June 30, 2013. The errors related to the misclassifications of the original issue discount and rebate on the SpringCastle securitization.

See reconciliation below of amounts previously presented in our condensed consolidated statement of cash flows for the six months ended June 30, 2013 in our final prospectus (the “Prospectus”), which forms part of our Registration Statement on Form S-1 filed with the SEC on October 16, 2013, to the corrected amounts:

Six Months
Ended
June 30,
(dollars in thousands)	2013

Cash flows from operating activities:
Depreciation and amortization
As previously stated	$(4,090)
Adjustment	(8,498)
As corrected	$(12,588)

Cash flows from financing activities:
Proceeds from issuance of long-term debt
As previously stated	$4,133,788
Adjustment	(24,502)
As corrected	$4,109,286

Debt commissions on issuance of long-term debt
As previously stated	$(47,054)
Adjustment	33,000
As corrected	$(14,054)

In addition, we combined “Debt commissions on issuance of long-term debt” with “Proceeds from issuance of long-term debt” within our condensed consolidated statement of cash flows for the nine months ended September 30, 2013, as “Proceeds from issuance of long-term debt, net of commissions.”

After evaluating the quantitative and qualitative aspects of these corrections (individually and in aggregate), management has determined that our previous quarterly and annual consolidated financial statements were not materially misstated.

Due to the significance of the ownership interest acquired by FCFI (the “Fortress Acquisition”), the nature of the transaction, and at the direction of our acquirer, we applied push-down accounting to SFI as an acquired business. We revalued our assets and liabilities based on their fair values at the date of the Fortress Acquisition, November 30, 2010, in accordance with business combination accounting standards (“push-down accounting”).

ACCOUNTING PRONOUNCEMENTS ADOPTED

Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”), ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-1, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities (Topic 210), which amended the effective date for ASU 2011-11 to be effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments were applied retrospectively for all prior periods presented. The adoption of this new standard did not have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income or loss. The amendments require an entity to present (either on the face of the statement where net income is presented or in the notes) the effect of significant reclassifications out of accumulated other comprehensive income or loss on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.

The amendments in this ASU became effective prospectively for the Company for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Income Taxes

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

CHANGES IN ACCOUNTING POLICIES

Beginning in the period ended March 31, 2013, our servicing practice was updated for the charge-off policy for personal loans in an effort to more closely align the timing of charge-offs when the Company believes a particular loan is uncollectible. We charge off to the allowance for finance receivable losses, personal loans which are greater than 180 days contractually delinquent.

This change in policy was considered a change in estimate in accordance with ASC 250 and incorporated prospectively into our calculation of allowance for finance receivable losses beginning with the quarter ended March 31, 2013. We recorded $13.3 million in additional charge-offs in March 2013 as a result of this change.

2. Finance Receivables

Our finance receivable types include personal loans, SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•                 Personal loans – are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans.

•                 SpringCastlePortfolio – are loans jointly acquired from HSBC on April 1, 2013 through a newly formed joint venture. These loans include unsecured loans and loans secured with subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. We assumed the direct servicing obligations for these loans in September 2013.

•                 Real estate loans – are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. As of January 1, 2012, we ceased originating real estate loans.

•                 Retail sales finance – includes retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. In January 2013, we ceased purchasing retail sales contracts and revolving retail accounts.

Components of net finance receivables by type were as follows:

	Personal	SpringCastle		Real	Retail
(dollars in thousands)	Loans	Portfolio		Estate Loans	Sales Finance	Total

September 30, 2013

Gross receivables (a)	$3,462,921	$2,633,240		$8,170,418	$129,602	$14,396,181
Unearned finance charges
and points and fees	(515,575)	-		(2,038)	(12,804)	(530,417)
Accrued finance charges	42,810	20,392		44,184	1,090	108,476
Deferred origination costs	37,099	-		291	-	37,390
Total	$3,027,255	$2,653,632		$8,212,855	$117,888	$14,011,630

December 31, 2012

Gross receivables	$2,984,423	N/A	(b)	$8,909,523	$233,296	$12,127,242
Unearned finance charges
and points and fees	(402,828)	N/A		(5,836)	(27,087)	(435,751)
Accrued finance charges	36,937	N/A		51,327	2,148	90,412
Deferred origination costs	31,200	N/A		351	-	31,551
Total	$2,649,732	N/A		$8,955,365	$208,357	$11,813,454

(a)           Gross receivables are defined below:

•                  finance receivables purchased as a performing receivable – gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts plus the remaining unearned discount, net of premium established at the time of purchase to reflect the finance receivable balance at its fair value;

•                  finance receivables originated subsequent to the Fortress Acquisition – gross finance receivables equals the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; and

•                  purchased credit impaired finance receivables – gross finance receivables equals the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts.

(b)          Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

Included in the table above are personal loans totaling $1.7 billion at September 30, 2013, SpringCastle Portfolio loans totaling $2.7 billion at September 30, 2013, and real estate loans totaling $5.5 billion at September 30, 2013 and $4.1 billion at December 31, 2012 associated with securitizations that remain on our balance sheet. The carrying amount of consolidated long-term debt associated with these securitizations totaled $7.6 billion at September 30, 2013 and $3.1 billion at December 31, 2012. See Note 8 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $1.9 billion at September 30, 2013 and $5.2 billion at December 31, 2012, which have been pledged as collateral for our secured term loan.

Unused credit lines extended to customers by the Company were as follows:

	September 30,		December 31,
(dollars in thousands)	2013		2012

SpringCastle Portfolio	$447,764		$ N/A	(a)
Real estate loans	65,201		86,437
Retail sales finance	-	(b)	78,071
Total	$512,965		$164,508

(a)           Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

(b)          Reflects the cessation of purchases of revolving retail accounts effective January 16, 2013.

Unused lines of credit on our real estate loans and the SpringCastle Portfolio secured with subordinate residential real estate mortgages can be suspended if one of the following occurs: the value of the real estate declines significantly below the property’s initial appraised value; we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or any other default by the borrower of any material obligation under the agreement. Unused lines of credit on home equity lines of credit, including the SpringCastle Portfolio secured with subordinate residential real estate mortgages, can be terminated for delinquency. Unused lines of credit on the unsecured loans of the SpringCastle Portfolio can be terminated at our discretion.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.5 million of revolving retail finance receivables that were more than 90 days past due at September 30, 2013, compared to $1.0 million at December 31, 2012. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivable by type by days delinquent:

	Personal	SpringCastle		Real	Retail
(dollars in thousands)	Loans	Portfolio		Estate Loans	Sales Finance	Total

September 30, 2013

Net finance receivables:
60-89 days past due	$26,151	$62,253		$94,975	$1,705	$185,084
90-119 days past due	19,433	43,156		63,202	1,094	126,885
120-149 days past due	15,273	32,648		59,449	811	108,181
150-179 days past due	12,263	10,171		38,551	649	61,634
180 days or more past due	919	16,017		355,707	130	372,773
Total delinquent finance receivables	74,039	164,245		611,884	4,389	854,557
Current	2,904,671	2,352,344		7,416,990	110,114	12,784,119
30-59 days past due	48,545	137,043		183,981	3,385	372,954
Total	$3,027,255	$2,653,632		$8,212,855	$117,888	$14,011,630

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	N/A	*	$99,956	$2,107	$123,746
90-119 days past due	17,538	N/A		73,803	1,416	92,757
120-149 days past due	14,050	N/A		58,364	1,171	73,585
150-179 days past due	9,613	N/A		45,648	743	56,004
180 days or more past due	12,107	N/A		386,024	331	398,462
Total delinquent finance receivables	74,991	N/A		663,795	5,768	744,554
Current	2,534,960	N/A		8,094,459	197,392	10,826,811
30-59 days past due	39,781	N/A		197,111	5,197	242,089
Total	$2,649,732	N/A		$8,955,365	$208,357	$11,813,454

*                  Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

	Personal	SpringCastle		Real	Retail
(dollars in thousands)	Loans	Portfolio		Estate Loans	Sales Finance	Total

September 30, 2013

Performing	$2,979,367	$2,551,640		$7,695,946	$115,204	$13,342,157
Nonperforming	47,888	101,992		516,909	2,684	669,473
Total	$3,027,255	$2,653,632		$8,212,855	$117,888	$14,011,630

December 31, 2012

Performing	$2,596,424	N/A	*	$8,391,526	$204,696	$11,192,646
Nonperforming	53,308	N/A		563,839	3,661	620,808
Total	$2,649,732	N/A		$8,955,365	$208,357	$11,813,454

*                  Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

As a result of the Fortress Acquisition, we applied push-down accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value on November 30, 2010. For purchased finance receivables, such as the SpringCastle Portfolio (“SCP Loans”), we also record these loans at fair value on the day of purchase.

We include the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected.

Information regarding these purchased credit impaired finance receivables was as follows:

(dollars in thousands)	SCP Loans		FA Loans	Total

September 30, 2013

Carrying amount, net of allowance	$598,301		$1,289,290	$1,887,591
Outstanding balance	$947,940		$1,835,193	$2,783,133
Allowance for purchased credit impaired finance receivable losses	$-		$46,350	$46,350

December 31, 2012

Carrying amount, net of allowance	N/A	*	$1,381,409	$1,381,409
Outstanding balance	N/A		$1,968,817	$1,968,817
Allowance for purchased credit impaired finance receivable losses	N/A		$17,358	$17,358

*                  Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

The allowance for purchased credit impaired finance receivable losses at September 30, 2013 and December 31, 2012 reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

As part of the acquisition of the SpringCastle Portfolio, we determined that at April 1, 2013, acquired loans with an aggregated $1.2 billion UPB, an expected undiscounted cash flows of $1.2 billion, and a fair value of $754.8 million, were credit impaired.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

Three Months Ended September 30, 2013

Balance at beginning of period	$407,237	$849,153	$1,256,390
Accretion	(25,887)	(32,224)	(58,111)
Reclassifications from nonaccretable difference (a)	-	2,741	2,741
Disposals of finance receivables (b)	(19,078)	(8,471)	(27,549)
Balance at end of period	$362,272	$811,199	$1,173,471

Three Months Ended September 30, 2012

Balance at beginning of period	N/A (c)	$391,620	$391,620
Accretion	N/A	(34,996)	(34,996)
Reclassifications from nonaccretable difference (a)	N/A	316,580	316,580
Disposals of finance receivables (b)	N/A	(7,002)	(7,002)
Balance at end of period	N/A	$666,202	$666,202

Nine Months Ended September 30, 2013

Balance at beginning of period	$-	$629,200	$629,200
Additions	437,604	-	437,604
Accretion	(54,190)	(97,616)	(151,806)
Reclassifications from nonaccretable difference (a)	-	304,575	304,575
Disposals of finance receivables (b)	(21,142)	(24,960)	(46,102)
Balance at end of period	$362,272	$811,199	$1,173,471

Nine Months Ended September 30, 2012

Balance at beginning of period	N/A (c)	$466,648	$466,648
Accretion	N/A	(97,317)	(97,317)
Reclassifications from nonaccretable difference (a)	N/A	316,580	316,580
Disposals of finance receivables (b)	N/A	(19,709)	(19,709)
Balance at end of period	N/A	$666,202	$666,202

(a)           Reclassifications from nonaccretable difference for the three and nine months ended September 30, 2013 represent the increases in accretion resulting from higher estimated undiscounted cash flows. Reclassifications from nonaccretable difference for the three and nine months ended September 30, 2012 represent the increase in accretion related to an increase in the pool yield.

(b)          Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged-off during the period.

(c)           Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

Real Estate
(dollars in thousands)	Loans

September 30, 2013

TDR gross finance receivables	$1,268,266
TDR net finance receivables	$1,272,833
Allowance for TDR finance receivable losses	$160,983

December 31, 2012

TDR gross finance receivables	$809,020
TDR net finance receivables	$812,969
Allowance for TDR finance receivable losses	$92,290

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

TDR average net receivables	$1,232,112	$590,024	$1,079,510	$451,248
TDR finance charges recognized	$17,171	$8,572	$45,959	$18,470

Information regarding the new volume of the TDR finance receivables was as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	1,621	1,634	5,930	3,610
Pre-modification TDR net finance receivables	$132,366	$154,492	$468,782	$367,858
Post-modification TDR net finance receivables	$140,234	$152,073	$499,087	$370,031

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	378	126	797	408
TDR net finance receivables*	$26,120	$12,416	$59,809	$47,418

*                  Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

3. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

	Personal	SpringCastle		Real	Retail	Consolidated
(dollars in thousands)	Loans	Portfolio		Estate Loans	Sales Finance	Total

Three Months Ended September 30, 2013

Balance at beginning of period	$60,250	$-		$184,585	$920	$245,755
Provision for finance receivable losses (a)	39,747	61,194		56,001	1,843	158,785
Charge-offs	(32,528)	(61,470)		(33,129)	(2,032)	(129,159)
Recoveries	2,136	2,210		1,326	294	5,966
Balance at end of period	$69,605	$1,934		$208,783	$1,025	$281,347

Three Months Ended September 30, 2012

Balance at beginning of period	$41,431	N/A	(d)	$49,051	$1,191	$91,673
Provision for finance receivable losses (a)	29,010	N/A		59,327	2,518	90,855
Charge-offs	(26,797)	N/A		(31,433)	(4,049)	(62,279)
Recoveries	7,865	N/A		2,545	2,427	12,837
Balance at end of period	$51,509	N/A		$79,490	$2,087	$133,086

Nine Months Ended September 30, 2013

Balance at beginning of period	$66,580	$-		$111,248	$2,260	$180,088
Provision for finance receivable losses (a)	64,344	78,991		202,622	(4,234)	341,723
Charge-offs (b)	(106,162)	(79,267)		(120,699)	(7,338)	(313,466)
Recoveries (c)	44,843	2,210		15,612	10,337	73,002
Balance at end of period	$69,605	$1,934		$208,783	$1,025	$281,347

Nine Months Ended September 30, 2012

Balance at beginning of period	$39,522	N/A	(d)	$31,471	$1,007	$72,000
Provision for finance receivable losses (a)	69,731	N/A		148,873	9,190	227,794
Charge-offs	(82,035)	N/A		(107,850)	(15,974)	(205,859)
Recoveries	25,398	N/A		6,996	8,058	40,452
Transfers to finance receivables held for sale (e)	(1,107)	N/A		-	(194)	(1,301)
Balance at end of period	$51,509	N/A		$79,490	$2,087	$133,086

(a)           Components of provision for finance receivable losses on our real estate loans were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real estate loans

Provision for finance receivable losses
Non-credit impaired finance receivables	$17,947	$19,580	$63,233	$70,074
Purchased credit impaired finance receivables	21,192	17,955	60,708	37,579
TDR finance receivables	16,862	21,792	78,681	41,220
Total	$56,001	$59,327	$202,622	$148,873

(b)          Effective March 31, 2013, we charge off to the allowance for finance receivable losses for personal loans that are 180 days past due. Previously, we charged-off to the allowance for finance receivable losses for personal loans on which payments received in the prior six months totaled less than 5% of the original loan amount. As a result of this change, we recorded $13.3 million of additional charge-offs in March 2013.

(c)           Recoveries during the nine months ended September 30, 2013 included $41.2 million ($25.4 million of personal loan recoveries, $9.9 million of real estate loan recoveries, and $5.9 million of retail sales finance recoveries) resulting from a sale of previously charged-off finance receivables in June 2013.

(d)          Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

(e)           During the nine months ended September 30, 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $77.8 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $89.6 million at September 30, 2013 and $14.5 million at December 31, 2012. See Note 8 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	September 30,	September 30,		September 30,	September 30,
(dollars in thousands)	2013	2012		2013	2012

Charged-off against provision for finance receivable losses:
SCP Loans	$31,544	$ N/A	(a)	$48,717	$ N/A	(a)
FA Loans gross charge-offs (b)	10,074	9,384		31,737	29,008

(a)           Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

(b)          Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

	Personal	SpringCastle		Real	Retail
(dollars in thousands)	Loans	Portfolio		Estate Loans	Sales Finance	Total

September 30, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$69,605	$1,934		$1,450	$1,025	$74,014
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	-	-		46,350	-	46,350
Individually evaluated for impairment (TDR finance receivables)	-	-		160,983	-	160,983
Total	$69,605	$1,934		$208,783	$1,025	$281,347

Finance receivables:
Collectively evaluated for impairment	$3,027,255	$2,055,331		$5,604,382	$117,888	$10,804,856
Purchased credit impaired finance receivables	-	598,301		1,335,640	-	1,933,941
TDR finance receivables	-	-		1,272,833	-	1,272,833
Total	$3,027,255	$2,653,632		$8,212,855	$117,888	$14,011,630

December 31, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$66,580	N/A	*	$1,600	$2,260	$70,440
Purchased credit impaired finance receivables	-	N/A		17,358	-	17,358
TDR finance receivables	-	N/A		92,290	-	92,290
Total	$66,580	N/A		$111,248	$2,260	$180,088

Finance receivables:
Collectively evaluated for impairment	$2,649,732	N/A	*	$6,743,629	$208,357	$9,601,718
Purchased credit impaired finance receivables	-	N/A		1,398,767	-	1,398,767
TDR finance receivables	-	N/A		812,969	-	812,969
Total	$2,649,732	N/A		$8,955,365	$208,357	$11,813,454

*                  Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

4. Finance Receivables Held for Sale

During the nine months ended September 30, 2013, we did not have any transfer activity between finance receivables held for investment to finance receivables held for sale.

During the first and third quarters of 2012, we transferred $77.8 million and $103.1 million, respectively, of finance receivables from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We marked these loans to the lower of cost or fair value at the time of transfer and subsequently recorded additional gains in other revenues – other at the time of sale resulting in net gains for the three and nine months ended September 30, 2012 of $6.5 million and $4.5 million, respectively. During the three and nine months ended September 30, 2012, we sold finance receivables held for sale totaling $123.0 million and $171.0 million, respectively.

We repurchased two loans for $0.3 million during the three months ended September 30, 2013, compared to five loans for $1.0 million repurchased during the three months ended September 30, 2012. We repurchased 19 loans for $2.8 million during the nine months ended September 30, 2013, compared to six loans for $1.1 million during the nine months ended September 30, 2012. In each period, we repurchased the loans because such loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At September 30, 2013, there were no material unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$4,766	$1,765	$4,863	$1,648
Provision for recourse obligations	-	-	322	117
Recourse losses	(42)	(25)	(461)	(25)
Balance at end of period	$4,724	$1,740	$4,724	$1,740

5. Investment Securities

Cost/amortized cost, unrealized gains and losses, and fair value of investment securities by type, which are classified as available-for-sale, were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2013

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$75,615	$1,028	$(170)	$76,473
Obligations of states, municipalities, and political subdivisions	94,319	2,215	(162)	96,372
Corporate debt	230,681	6,349	(2,276)	234,754
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	135,468	6,487	(1,458)	140,497
Commercial mortgage-backed securities (“CMBS”)	22,802	1,209	(211)	23,800
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	18,999	679	(24)	19,654
Total	577,884	17,967	(4,301)	591,550
Other long-term investments*	1,395	46	(66)	1,375
Common stocks	964	-	(14)	950
Total	$580,243	$18,013	$(4,381)	$593,875

December 31, 2012

Fixed maturity investment securities:
Bonds:
U.S. government and government sponsored entities	$50,717	$2,488	$-	$53,205
Obligations of states, municipalities, and political subdivisions	150,721	4,998	(249)	155,470
Corporate debt	365,342	11,051	(1,397)	374,996
Mortgage-backed, asset-backed, and collateralized:
RMBS	183,835	8,029	(71)	191,793
CMBS	40,388	1,245	(87)	41,546
CDO/ABS	67,123	1,466	(8)	68,581
Total	858,126	29,277	(1,812)	885,591
Other long-term investments*	1,404	-	(24)	1,380
Common stocks	974	30	(29)	975
Total	$860,504	$29,307	$(1,865)	$887,946

*                  Excludes interest in a limited partnership that we account for using the equity method ($0.6 million at September 30, 2013 and December 31, 2012).

As of September 30, 2013 and December 31, 2012, we had no investment securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2013

Bonds:
U.S. government and government sponsored entities	$20,935	$(170)	$-	$-	$20,935	$(170)
Obligations of states, municipalities, and political subdivisions	3,035	(162)	-		3,035	(162)
Corporate debt	49,565	(1,872)	8,712	(404)	58,277	(2,276)
RMBS	40,301	(1,458)	31	-	40,332	(1,458)
CMBS	9,406	(211)	-	-	9,406	(211)
CDO/ABS	5,891	(24)	-	-	5,891	(24)
Total	129,133	(3,897)	8,743	(404)	137,876	(4,301)
Other long-term investments	135	(66)	-	-	135	(66)
Common stocks	100	(14)	-	-	100	(14)
Total	$129,368	$(3,977)	$8,743	$(404)	$138,111	$(4,381)

December 31, 2012

Bonds:
U.S. government and government sponsored entities	$1,310	$-	$-	$-	$1,310	$-
Obligations of states, municipalities, and political subdivisions	1,570	(4)	9,646	(245)	11,216	(249)
Corporate debt	30,942	(527)	49,690	(870)	80,632	(1,397)
RMBS	32,047	(70)	46	(1)	32,093	(71)
CMBS	11,290	(52)	5,673	(35)	16,963	(87)
CDO/ABS	5,442	(8)	-	-	5,442	(8)
Total	82,601	(661)	65,055	(1,151)	147,656	(1,812)
Other long-term investments	178	(23)	8	(1)	186	(24)
Common stocks	-	-	85	(29)	85	(29)
Total	$82,779	$(684)	$65,148	$(1,181)	$147,927	$(1,865)

We continue to monitor unrealized loss positions for potential impairments. During the nine months ended September 30, 2013, we recognized other-than-temporary impairments on RMBS totaling $26 thousand, which are recorded as an offset to investment revenues.

Components of the other-than-temporary impairment charges on investment securities were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Total other-than-temporary impairment losses	$-	$(254)	$(26)	$(906)
Portion of loss recognized in accumulated other comprehensive loss	-	-	-	-
Net impairment losses recognized in net loss	$-	$(254)	$(26)	$(906)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired investment securities were as follows:

	At or for the	At or for the	At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Balance at beginning of period	$1,523	$4,377	$1,650	$3,725
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	-	254	26	906
Reductions:
Realized due to dispositions with no prior intention to sell	-	(2,962)	(153)	(2,962)
Balance at end of period	$1,523	$1,669	$1,523	$1,669

The fair values of investment securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Fair value	$52,232	$310,313	$498,680	$520,704

Realized gains	$237	$1,349	$3,374	$2,289
Realized losses	(270)	(1,081)	(662)	(1,572)
Net realized gains (losses)	$(33)	$268	$2,712	$717

Contractual maturities of fixed-maturity investment securities at September 30, 2013 were as follows:

(dollars in thousands)	Fair	Amortized
September 30, 2013	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$20,368	$20,300
Due after 1 year through 5 years	201,805	196,896
Due after 5 years through 10 years	131,516	131,146
Due after 10 years	53,910	52,273
Mortgage-backed, asset-backed, and collateralized securities	183,951	177,269
Total	$591,550	$577,884

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

6. Transactions with Affiliates of Fortress or AIG

SECURED TERM LOAN

Springleaf Financial Funding Company (“SFFC”), a wholly owned subsidiary of SFC, is party to a six-year secured term loan pursuant to a credit agreement among SFFC, SFC, and most of the consumer finance operating subsidiaries of SFC (collectively, the “Subsidiary Guarantors”), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent.

On September 30, 2013, SFC, SFFC and the Subsidiary Guarantors entered into an incremental facility joinder agreement with Bank of America, N.A., as lender, administrative agent and collateral agent, and established new term loan commitments totaling $750.0 million under the secured term loan (the “New Loan Tranche”). SFFC remained the borrower of the loans made under the New Loan Tranche, and the proceeds of such loans were used to make a voluntary prepayment of the existing secured term loan. The New Loan Tranche is guaranteed by SFC and by the Subsidiary Guarantors, and the New Loan Tranche is secured by the same collateral as, and on a pro rata basis with, the initial loans under the secured term loan.

At September 30, 2013, the outstanding principal amount of the secured term loan totaled $1.3 billion, compared to $3.8 billion at December 31, 2012. Affiliates of Fortress owned or managed lending positions in the syndicate of lenders totaling approximately $12.5 million at September 30, 2013 and $85.0 million at December 31, 2012.

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of MorEquity, Inc. (“MorEquity”), our indirect wholly owned subsidiary, and two other indirect subsidiaries (collectively, the “Owners”), including certain securitized real estate loans. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Subservicing fees	$2,132	$2,380	$6,556	$7,525

Refinancing concessions	$-	$216	$265	$4,177

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our indirect wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by

Merit for reinsurance agreements with subsidiaries of AIG totaled $45.9 million at September 30, 2013 and $46.8 million at December 31, 2012.

DERIVATIVES

At December 31, 2012, our derivative financial instrument was with AIG Financial Products Corp. (“AIGFP”), a subsidiary of AIG. In July 2012, SFI posted $60.0 million of cash collateral with AIGFP as security for SFC’s two remaining Euro swap positions with AIGFP and agreed to act as guarantor for the swap positions. In August 2012, one of the swap positions was terminated and the cash collateral was reduced by $20.0 million. Cash collateral with AIGFP totaled $40.0 million at December 31, 2012.

On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement with AIGFP and recorded a loss of $1.9 million in other revenues – other. The notional amount of this swap agreement totaled $416.6 million at August 5, 2013. Immediately following this termination, we had no derivative financial instruments. As a result of this termination, AIGFP returned the cash collateral of $40.0 million to SFI.

JOINT VENTURE

Under the joint venture structure established in conjunction with the purchase of the SpringCastle Portfolio, NRZ, a subsidiary of New Residential Investment Corp., owns a 30% equity interest in SCA. New Residential Investment Corp. is managed by an affiliate of Fortress.

7. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at September 30, 2013 were as follows:

		Medium	Euro	Secured		Junior
	Retail	Term	Denominated	Term		Subordinated
(dollars in thousands)	Notes	Notes (a)	Note (b)	Loan (c)	Securitizations	Debt	Total

Interest rates (d)	4.95%-7.50%	5.40%-8.25%	4.125%	4.75%-5.50%	1.27-6.00%	6.00%

Fourth quarter 2013	$2,903	$-	$416,637	$-	$-	$-	$419,540
First quarter 2014	1,115	-	-	-	-	-	1,115
Second quarter 2014	10,892	-	-	-	-	-	10,892
Third quarter 2014	8,569	-	-	-	-	-	8,569
Remainder of 2014	335,486	-	-	-	-	-	335,486
2015	47,254	750,000	-	-	-	-	797,254
2016	-	375,000	-	-	-	-	375,000
2017	-	2,416,337	-	550,000	-	-	2,966,337
2018-2067	-	1,250,000	-	750,000	-	350,000	2,350,000
Securitizations (e)	-	-	-	-	7,608,751	-	7,608,751
Total principal maturities	$406,219	$4,791,337	$416,637	$1,300,000	$7,608,751	$350,000	$14,872,944

Total carrying amount	$382,061	$4,148,608	$432,245	$1,303,739	$7,560,743	$171,565	$13,998,961

(a)           Medium-term notes at September 30, 2013 included aggregate principal amounts of $300 million of Senior Notes issued in May 2013 and $950 million of Senior Notes issued in September 2013 of which $700 million were exchanged for medium-term notes due 2017.

(b)          Euro denominated note includes a €323.4 million note, shown here at the U.S. dollar equivalent at time of issuance.

(c)           Our secured term loan is issued by wholly owned Company subsidiaries and guaranteed by SFC and the Subsidiary Guarantors.

(d)          The interest rates shown are the range of contractual rates in effect at September 30, 2013.

(e)           Securitizations are not included in above maturities by period due to their variable monthly repayments.

SFFC, a wholly owned subsidiary of SFC, is the borrower of the secured term loan that is guaranteed by SFC and by the Subsidiary Guarantors. In addition, our other operating subsidiaries that from time to time meet certain criteria will be required to become Subsidiary Guarantors. The secured term loan is secured by a first priority pledge of the stock of SFFC that was limited at the transaction date, in accordance with existing SFC debt agreements, to $167.9 million.

SFFC used a portion of the proceeds from the secured term loan to make new intercompany loans to the Subsidiary Guarantors. The intercompany loans are secured by a first priority security interest in eligible finance receivables, according to pre-determined eligibility requirements and in accordance with a borrowing base formula. The Subsidiary Guarantors used proceeds of the loans to pay down their intercompany loans from SFC. SFC used the payments from Subsidiary Guarantors to, among other things, repay debt and fund operations.

Immediately prior to the 2013-1 securitization transaction discussed in Note 8, the real estate loans to be securitized comprised a portion of the finance receivables pledged as collateral to support the outstanding principal amount under our secured term loan. Upon completion of the securitization transaction, these real estate loans were released from the collateral pledged to support our secured term loan and the Subsidiary Guarantors elected not to pledge new finance receivables as collateral to replace the real estate loans sold in the securitization transaction. The voluntary reduction of the collateral pledged required

SFFC to make a mandatory prepayment of a portion of the outstanding principal (plus accrued interest). As a result, SFFC made a mandatory prepayment on April 11, 2013, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest).

On each of May 15, 2013 and May 30, 2013, SFFC made additional prepayments, without penalty or premium, of $500.0 million of outstanding principal (plus accrued interest) on the secured term loan. On July 29, 2013 and September 30, 2013, SFFC made prepayments, without penalty or premium, of $235.1 million and $1.25 billion, respectively, of outstanding principal (plus accrued interest) on the secured term loan.

In addition, on September 30, 2013, SFC, SFFC and the Subsidiary Guarantors entered into the New Loan Tranche, which consisted of new term loan commitments totaling $750.0 million under the secured term loan pursuant to the incremental facility joinder agreement to the secured term loan. SFFC remained the borrower of the loans made under the New Loan Tranche, and the proceeds of such loans were used to fund the $1.25 billion prepayment of existing secured term loans due 2017. The New Loan Tranche is guaranteed by SFC and by the Subsidiary Guarantors, and the New Loan Tranche is secured by the same collateral as, and on a pro rata basis with, the initial loans under the secured term loan.

In connection with our liability management efforts, we or our affiliates from time to time have purchased, and may in the future purchase, portions of our outstanding indebtedness. Any such purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration as we or any such affiliates may determine. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

8. Variable Interest Entities

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. Since these transactions involve securitization trusts required to be consolidated, the securitized assets and related liabilities are included in our financial statements and are accounted for as secured borrowings.

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary; therefore, we consolidate such entities. We are deemed to be the primary beneficiaries of these VIEs because we have the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Such ability stems from SFI’s and/or its affiliates’ contractual right to service the securitized finance receivables. In instances where servicing is performed by parties other than SFI, this ability arises from SFI’s prescription of detailed servicing standards and procedures that the servicer must observe (and which can be modified only with our consent), and from our mandatory involvement in certain loan workouts and disposals of defaulted loans or related collateral. Our retained subordinated notes and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

The asset-backed and mortgage-backed securities issued by the securitization trusts are supported by the expected cash flows from the underlying securitized finance receivables. Cash inflows from these finance receivables are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (“waterfall”) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each trust. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Assets
Finance receivables:
Personal loans	$1,696,019	$-
SpringCastle Portfolio	2,653,632	N/A*
Real estate loans	5,452,163	4,096,108
Allowance for finance receivable losses	89,584	14,502
Restricted cash	415,841	108,994

Liabilities
Long-term debt	$7,560,743	$3,120,599

*                  Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

Consumer Loan Securitizations

2013-A Securitization. On February 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $567.9 million of notes backed by personal loans held by Springleaf Funding Trust 2013-A (the “2013-A Trust”), at a 2.83% weighted average yield. We sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement. We initially retained $36.4 million of the 2013-A Trust’s subordinate asset-backed notes.

SpringCastle Securitization. As discussed in Note 1, in connection with our acquisition of an unsecured loan portfolio from HSBC, on April 1, 2013, the Co-issuer LLCs sold, in a private securitization transaction, $2.2 billion of Class A Notes backed by the acquired loans. The Class A Notes were acquired by initial purchasers for $2.2 billion, after the price discount but before expenses and a $10.0 million advance reserve requirement. The initial purchasers sold the Class A Notes to secondary investors at a 3.75% weighted average yield. The Co-issuer LLCs retained subordinate Class B Notes with a principal balance of $372.0 million.

2013-B Securitization. On June 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $256.2 million of notes backed by personal loans held by Springleaf Funding Trust 2013-B (the “2013-B Trust”), at a 4.11% weighted average yield. We sold the asset-backed notes for $255.4 million, after the price discount but before expenses and a $4.4 million interest reserve requirement. We initially retained $114.0 million of the 2013-B Trust’s senior asset-backed notes and $29.8 million of the 2013-B Trust’s subordinate asset-backed notes.

2013-BAC Securitization. On September 25, 2013, we completed a private securitization transaction in which Springleaf Funding Trust 2013-BAC (the “2013-BAC Trust”), a wholly owned special purpose vehicle of SFC, issued $500.0 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. We sold the personal loan-backed notes for gross proceeds of $500.0 million.

Midbrook 2013-VFN1 Securitization. On September 26, 2013, we established a private securitization transaction in which Midbrook Funding Trust 2013-VFN1 (the “Midbrook 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a one-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the one-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2017. At September 30, 2013, no amounts had been drawn under the notes.

Springleaf 2013-VFN1 Securitization. On September 27, 2013, we established a private securitization transaction in which Springleaf Funding Trust 2013-VFN1 (the “Springleaf 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period, which may be extended for one year, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-or three-year funding period, as the case may be, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2019. At September 30, 2013, no amounts had been drawn under the notes.

Mortgage Loan Securitizations

2013-1 Securitization. On April 10, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $782.5 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-1 (the “2013-1 Trust”), at a 2.85% weighted average yield. We sold the mortgage-backed notes for $782.4 million, after the price discount but before expenses. We initially retained $236.8 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

2013-2 Securitization. On July 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $599.4 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-2 (the “2013-2 Trust”), at a 2.88% weighted average yield. We sold the mortgage-backed notes for $590.9 million, after the price discount but before expenses. We initially retained $535.1 million of the 2013-2 Trust’s subordinate mortgage-backed notes.

Sales of Previously Retained Notes

During the nine months ended September 30, 2013, we sold the following previously retained mortgage-backed and asset- backed notes:

•                 $20.0 million mortgage-backed notes from our 2012-2 securitization and subsequently recorded $20.7 million of additional debt;

•                 $7.5 million mortgage-backed notes from our 2012-3 securitization and subsequently recorded $7.8 million of additional debt;

•                 $157.5 million mortgage-backed notes from our 2013-2 securitization and subsequently recorded $148.6 million of additional debt;

•                 $114.0 million asset-backed notes from our 2013-B securitization and subsequently recorded $111.6 million of additional debt; and

•                 $372.0 million Class B Notes from our SpringCastle securitization and subsequently recorded $357.1 million of additional debt.

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2013 totaled $85.0 million and $202.5 million, respectively. Consolidated interest expense related to these VIEs for the three and nine months ended September 30, 2012 totaled $34.4 million and $80.0 million, respectively.

UNCONSOLIDATED VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at September 30, 2013 or December 31, 2012.

9. Derivative Financial Instruments

Our principal borrowing subsidiary is SFC. SFC has used derivative financial instruments in managing the cost of its debt by mitigating its exposures to interest rate and currency risks in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. On August 5, 2013, SFC terminated its remaining cross currency interest rate swap agreement with AIGFP, a subsidiary of AIG, and recorded a loss of $1.9 million in other revenues – other. Immediately following this termination, we had no derivative financial instruments.

While SFC’s cross currency interest rate swap agreement mitigated economic exposure of related debt, it did not qualify as a cash flow or fair value hedge under U.S. GAAP.

The fair value of our derivative instrument presented on a gross basis was as follows:

	September 30, 2013			December 31, 2012
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Non-Designated Hedging Instruments
Cross currency interest rate	$-	$-	$-	$416,636	$26,699	$-

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues – other (effective portion) and interest expense (effective portion), and recognized in other revenues – other (ineffective portion) were as follows:

		From AOCI(L) (a) to			Recognized
		Other			in Other
		Revenues -	Interest		Revenues -
(dollars in thousands)	AOCI(L)	Other	Expense	Earnings (b)	Other

Three Months Ended
September 30, 2013

Cross currency interest rate	$-	$-	$-	$-	$-

Three Months Ended
September 30, 2012

Cross currency interest rate	$-	$293	$899	$1,192	$-

Nine Months Ended
September 30, 2013

Cross currency interest rate	$-	$-	$160	$160	$-

Nine Months Ended
September 30, 2012

Cross currency interest rate	$(16,987)	$(12,453)	$975	$(11,478)	$(426)

(a)           Accumulated other comprehensive income (loss).

(b)          Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues – other and to interest expense for cash flow hedges as disclosed on our condensed consolidated statement of comprehensive income (loss).

We elected to discontinue hedge accounting prospectively on one of our cash flow hedges as of May 2012 and terminated this cross currency interest rate swap agreement in August 2012. We continued to report the gain related to the discontinued and terminated cash flow hedge in accumulated other comprehensive income or loss. In January 2013, we reclassified the remaining $0.2 million of deferred net gain on cash flow hedges from accumulated other comprehensive income or loss to earnings.

The amounts recognized in other revenues – other for non-designated hedging instruments were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Non-Designated Hedging Instruments
Cross currency interest rate	$986	$(19,244)	$(3,376)	$(23,825)

Derivative adjustments included in other revenues – other consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Mark to market gains (losses)	$6,260	$(6,364)	$(8,244)	$(33,687)
Net interest income	1,701	4,955	9,161	14,575
Credit valuation adjustment gains (losses)	11	211	50	(3,614)
Ineffectiveness losses	-	-	-	(426)
Other	(292)	(1,258)	(292)	(517)
Total	$7,680	$(2,456)	$675	$(23,669)

SFC was exposed to credit risk if counterparties to its swap agreement did not perform. SFC regularly monitored counterparty credit ratings throughout the term of the agreement. SFC’s exposure to market risk was limited to changes in the value of its swap agreement offset by changes in the value of the hedged debt.

10. Earnings Per Share

Weighted average number of shares outstanding and earnings (loss) per share were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	100,000,000	100,000,000	100,000,000	100,000,000
Earnings (loss) per share:
Basic and diluted	$(0.91)	$(0.45)	$(0.46)	$(1.38)

11. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

					Total
					Accumulated
	Unrealized	Unrealized	Retirement	Foreign	Other
	Gains (Losses)	Gains (Losses)	Plan	Currency	Comprehensive
	Investment	Cash Flow	Liabilities	Translation	Income
(dollars in thousands)	Securities	Hedges	Adjustments	Adjustments	(Loss)

Three Months Ended September 30, 2013

Balance at beginning of period	$9,065	$-	$8,120	$6,221	$23,406
Other comprehensive loss before reclassifications	(226)	-	-	(2,056)	(2,282)
Reclassification adjustments from accumulated other comprehensive income	21	-	-	-	21
Balance at end of period	$8,860	$-	$8,120	$4,165	$21,145

Three Months Ended September 30, 2012

Balance at beginning of period	$13,325	$1,511	$(21,828)	$1,365	$(5,627)
Other comprehensive income before reclassifications	3,056	-	-	3,067	6,123
Reclassification adjustments from accumulated other comprehensive income	(8)	(774)	-	-	(782)
Balance at end of period	$16,373	$737	$(21,828)	$4,432	$(286)

Nine Months Ended September 30, 2013

Balance at beginning of period	$17,837	$104	$8,120	$4,127	$30,188
Other comprehensive income (loss) before reclassifications	(7,231)	-	-	38	(7,193)
Reclassification adjustments from accumulated other comprehensive income	(1,746)	(104)	-	-	(1,850)
Balance at end of period	$8,860	$-	$8,120	$4,165	$21,145

Nine Months Ended September 30, 2012

Balance at beginning of period	$5,080	$4,318	$(35,221)	$152	$(25,671)
Other comprehensive income (loss) before reclassifications	11,259	(11,042)	13,393	4,280	17,890
Reclassification adjustments from accumulated other comprehensive income	34	7,461	-	-	7,495
Balance at end of period	$16,373	$737	$(21,828)	$4,432	$(286)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Unrealized gains (losses) on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$(33)	$13	$2,686	$(52)
Income tax effect	12	(5)	(940)	18
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	(21)	8	1,746	(34)

Unrealized gains (losses) on cash flow hedges:
Reclassification from accumulated other comprehensive income (loss) to interest expense, before taxes	-	899	160	975
Reclassification from accumulated other comprehensive income (loss) to other revenues - other, before taxes	-	293	-	(12,453)
Income tax effect	-	(418)	(56)	4,017
Reclassification from accumulated other comprehensive income (loss) to interest expense and other revenues - other, net of taxes	-	774	104	(7,461)
Total	$(21)	$782	$1,850	$(7,495)

12. Income Taxes

At September 30, 2013, we had a net deferred tax liability of $174.8 million, compared to $268.0 million at December 31, 2012. The decrease in the net deferred tax liability was primarily due to an improvement in the fair value of our finance receivables, which are marked to market value for tax basis. The decrease also reflected the recording of a deferred tax asset related to the accrual of expenses associated with the grant of restricted stock units (“RSUs”). See Note 16 for further discussion on the grant of RSUs of Springleaf Holdings, LLC, the predecessor entity of SHI, to certain of our executives on September 30, 2013. We had a partial valuation allowance on our state deferred tax assets, net of a deferred federal tax benefit of $21.3 million at September 30, 2013, compared to $19.1 million at December 31, 2012. We also had a valuation allowance against our United Kingdom operations of $20.1 million at September 30, 2013 and $19.6 million at December 31, 2012.

The effective tax rate for the nine months ended September 30, 2013 was (5.3)%. The effective tax rate differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, which decreased the effective tax rate by 41.3%.

13. Restructuring

As part of a strategic effort to streamline operations and reduce expenses, we initiated the following restructuring activities during the first half of 2012:

•                 ceased originating real estate loans in the United States and the United Kingdom;

•                 ceased branch-based personal lending and retail sales financing in 14 states where we did not have a significant presence;

•                 consolidated certain branch operations in 26 states; and

•                 closed 231 branch offices.

As a result of these initiatives, during the first half of 2012 we reduced our workforce at our branch offices, at our Evansville, Indiana headquarters, and in the United Kingdom by 820 employees and incurred a pretax charge of $23.5 million.

Restructuring expenses and related asset impairment and other expenses by segment were as follows:

(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Consolidated Total

Nine Months Ended September 30, 2012

Restructuring expenses	$15,634	$229	$818	$6,822	$23,503

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses*	Total Restructuring Expenses

Three Months Ended September 30, 2013

Balance at beginning of period	$-	$113	$-	$-	$113
Amounts paid	-	(44)	-	-	(44)
Balance at end of period	$-	$69	$-	$-	$69

Three Months Ended September 30, 2012

Balance at beginning of period	$2,168	$1,609	$-	$397	$4,174
Amounts paid	(1,583)	(885)	-	(136)	(2,604)
Balance at end of period	$585	$724	$-	$261	$1,570

Nine Months Ended September 30, 2013

Balance at beginning of period	$56	$365	$-	$-	$421
Amounts paid	(56)	(296)	-	-	(352)
Balance at end of period	$-	$69	$-	$-	$69

Nine Months Ended September 30, 2012

Balance at beginning of period	$-	$-	$-	$-	$-
Amounts charged to expense	11,600	5,840	5,246	817	23,503
Amounts paid	(11,015)	(5,116)	-	(756)	(16,887)
Non-cash expenses	-	-	(5,246)	200	(5,046)
Balance at end of period	$585	$724	$-	$261	$1,570

*                  Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the Fortress Acquisition.

We do not anticipate any additional future restructuring expenses to be incurred that can be reasonably estimated at September 30, 2013.

14. Contingencies

LEGAL CONTINGENCIES

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with its activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While we will continue to identify certain legal actions where we believe a material loss to be reasonably possible and reasonably estimable, there can be no assurance that material losses will not be incurred from claims that we have not yet been notified of or are not yet determined to be probable or reasonably possible and reasonably estimable.

We contest liability and/or the amount of damages, as appropriate, in each pending matter. Where available information indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and we can reasonably estimate the amount of that loss, we accrue the estimated loss by a charge to income. In many actions, however, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the amount of any loss. In addition, even where loss is reasonably possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is not always possible to reasonably estimate the size of the possible loss or range of loss.

For certain legal actions, we cannot reasonably estimate such losses, particularly for actions that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the actions in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any given action.

For certain other legal actions, we can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but do not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on our consolidated financial statements as a whole.

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $46.9 million at September 30, 2013 and $62.7 million at December 31, 2012. In 2012, our professional indemnity insurance claim was disputed, and in the fourth quarter of 2012, we reversed the recorded recovery on this insurance claim based upon our assessment that the probability of the recovery of the claim no longer met the probability standard for recognition.

15. Risks and Uncertainties Related to Liquidity and Capital Resources

We currently have a significant amount of indebtedness in relation to our equity. SFI’s and SFC’s credit ratings are non-investment grade, which impacts our cost of, and at times access to, capital and can (depending on market conditions) affect our ability to manage liquidity and the cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•                 our inability to grow our personal loan portfolio with adequate profitability;

•                 the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•                 the liquidation and related losses within our real estate portfolio could be substantial and result in reduced cash receipts;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans;

•                 our inability to monetize assets including, but not limited to, our access to debt and securitization markets; and

•                 the potential for disruptions in bond and equity markets.

At September 30, 2013, we had $1.2 billion of cash and cash equivalents and during the nine months ended September 30, 2013 we generated net income of $37.9 million. Our net cash outflow from operating and investing activities totaled $1.8 billion for the nine months ended September 30, 2013 as a result of the purchase of the SpringCastle Portfolio. At September 30, 2013, our remaining principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $560.0 million. Additionally, we have $262.8 million of debt maturities and interest payments (excluding securitizations) due in the first nine months of 2014. As of September 30, 2013, we had $1.4 billion UPB of unencumbered personal loans and $1.0 billion UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

It is possible that the actual outcome of one or more of our plans could be materially different than we expect or that one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect and such actual results could materially adversely affect us.

16. Benefit Plans

PENSION AND POSTRETIREMENT PLANS

Effective December 31, 2012, the Springleaf Financial Services Retirement Plan (the “Retirement Plan”) and the CommoLoCo Retirement Plan (a defined benefit pension plan for our employees in Puerto Rico) were frozen. Our current and former employees will not lose any vested benefits in the Retirement Plan or the CommoLoCo Retirement Plan that accrued prior to January 1, 2013.

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Pension

Components of net periodic benefit cost:
Service cost	$-	$3,728	$-	$11,852
Interest cost	3,589	4,790	10,769	14,345
Expected return on assets	(3,874)	(5,159)	(11,622)	(15,530)
Amortization of net loss	12	23	35	296
Net periodic benefit cost	$(273)	$3,382	$(818)	$10,963

Postretirement

Components of net periodic benefit cost:
Service cost	$81	$76	$242	$234
Interest cost	64	71	193	214
Curtailment gain	-	-	-	(110)
Net periodic benefit cost	$145	$147	$435	$338

GRANT OF RESTRICTED STOCK UNITS

We recorded share-based compensation expense of $131.3 million in the third quarter of 2013 due to the grant of RSUs of Springleaf Holdings, LLC, the predecessor entity of SHI, to certain of our executives on September 30, 2013. These RSUs were converted into the right to receive 8.203125% of the outstanding shares of SHI common stock following the conversion of Springleaf Holdings, LLC into SHI on October 9, 2013. The shares of SHI common stock underlying these RSUs were delivered to the holders in

October, 2013 after the conversion. The shares are fully vested, however generally cannot be sold or otherwise transferred for five years following the date of delivery, except to the extent necessary to satisfy certain tax obligations.

The Company has recognized this grant in accordance with ASC 718, Compensation–Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of income and comprehensive income, based on the fair values.

17. Segment Information

During the fourth quarter of 2012, we redefined our segments to coincide with how our businesses are managed. Effective December 31, 2012, our three segments include: Consumer, Insurance, and Real Estate. These segments evolved primarily from management’s redefined business strategy, including its decision to cease real estate lending effective January 1, 2012 and to shift its focus to personal loan products which we believe have significant prospects for growth and business development due to the strong demand in our target market of nonprime borrowers. Effective June 30, 2013, we added a fourth segment, Portfolio Acquisitions, as a result of our co-investment in the SpringCastle Portfolio. We assumed the direct servicing obligations for the loans in the SpringCastle Portfolio in September 2013, at which time we changed the name of this segment from “Portfolio Acquisitions” to “Acquisitions and Servicing.”

Management considers Consumer, Insurance, and Acquisitions and Servicing as our Core Consumer Operations and Real Estate as our Non-Core Portfolio.

Our segments are managed as follows:

Core Consumer Operations

•                 Consumer – We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized internet. Branch operations primarily conducts business in 26 states, which are our core operating states. Centralized internet processes and underwrites loan applications that we receive through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized internet lending division makes the credit decision regarding the application and then refers the customer to a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), the centralized internet group originates the loan.

•                 Insurance – We offer credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. We also require credit-related property and casualty insurance, when needed, to protect our interest in the property pledged as collateral.

•                 Acquisitions and Servicing – On April 1, 2013, we acquired the SpringCastle Portfolio, at which time the $3.9 billion consumer loan portfolio consisted of over 415,000 unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). This SpringCastle Portfolio was acquired from HSBC through a newly formed joint venture in which we own a 47% equity interest and which we consolidate in our financial statements. The loans in the SpringCastle Portfolio vary in form and substance from our typical branch serviced loans and are in a liquidating status with no anticipation of significant renewal activity. We assumed the direct servicing obligations for the loans in the SpringCastle Portfolio in September 2013. Future strategic portfolio or business acquisitions will also be a part of this segment.

Non-Core Portfolio

•                 Real Estate – We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices are either serviced by our branch personnel or by our centralized servicing operation. Real estate loans previously acquired or originated through centralized distribution channels are serviced by one of our indirect wholly owned subsidiaries, MorEquity, all of which are subserviced by Nationstar, except for certain securitized real estate loans, which are serviced and subserviced by third parties. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. As a result of the cessation of real estate lending effective January 1, 2012, all of our real estate loans are in a liquidating status.

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Other also includes $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013, which is not considered pertinent in determining segment performance.

Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. The historical accounting basis is not applicable to the Acquisitions and Servicing segment since this segment resulted from the purchase of the SpringCastle Portfolio on April 1, 2013 and therefore, was not affected by the Fortress Acquisition.

The “Push-down Accounting Adjustments” column in the following tables consists of:

•                 the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities;

•                 the difference in finance charges on our purchased credit impaired finance receivables compared to the finance charges on these finance receivables on a historical accounting basis;

•                 the elimination of accretion or amortization of historical based discounts, premiums, and other deferred costs on our finance receivables and long-term debt; and

•                 the reversal of the decreases to the allowance for finance receivable losses (on a historical accounting basis).

The following tables present information about the Company’s segments as well as reconciliations to the condensed consolidated financial statement amounts. Due to the changes in the composition of our previously reported segments, we have restated the corresponding segment information for the prior period.

			Acquisitions				Push-down
			and				Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Servicing	Real Estate	Other	Eliminations	Adjustments	Total

Three Months Ended September 30, 2013

Interest income:
Finance charges	$188,601	$-	$163,804	$170,772	$10,002	$-	$52,121	$585,300
Interest expense	38,247	-	22,419	131,233	3,322	-	33,218	228,439
Net interest income	150,354	-	141,385	39,539	6,680	-	18,903	356,861
Provision for finance receivable losses	38,174	-	61,194	42,895	2,392	-	14,130	158,785
Net interest income after provision for finance receivable losses	112,180	-	80,191	(3,356)	4,288	-	4,773	198,076
Other revenues:
Insurance	-	38,266	-	-	18	-	(7)	38,277
Investment	-	8,308	-	-	-	-	(1,552)	6,756
Intersegment - insurance commissions	15,131	(15,142)	-	36	(25)	-	-	-
Portfolio servicing fees from SpringCastle	-	-	9,565	-	-	(9,565)	-	-
Net loss on repurchases and repayments of debt	(2,890)	-	-	(17,176)	(706)	-	(13,731)	(34,503)
Other	910	2,426	279	(2,045)	(2)	-	35	1,603
Total other revenues	13,151	33,858	9,844	(19,185)	(715)	(9,565)	(15,255)	12,133
Other expenses:
Operating expenses:
Salaries and benefits	62,318	4,481	4,006	7,551	136,249	-	(53)	214,552
Other operating expenses	30,421	3,115	18,605	14,313	2,037	-	1,104	69,595
Portfolio servicing fees to Springleaf	-	-	9,565	-	-	(9,565)	-	-
Insurance losses and loss adjustment expenses	-	16,849	-	-	-	-	(299)	16,550
Total other expenses	92,739	24,445	32,176	21,864	138,286	(9,565)	752	300,697

Income (loss) before provision for (benefit from) income taxes	32,592	9,413	57,859	(44,405)	(134,713)	-	(11,234)	(90,488)

Income (loss) before provision for (benefit from) income taxes attributable to non-controlling interests	-	-	29,851	-	-	-	-	29,851

Income (loss) before provision for (benefit from) income attributable to Springleaf	$32,592	$9,413	$28,008	$(44,405)	$(134,713)	$-	$(11,234)	$(120,339)

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

Three Months Ended September 30, 2012

Interest income:
Finance charges	$149,333	$-	$200,382	$22,604	$51,303	$423,622
Finance receivables held for sale originated as held for investment	-	-	344	-	2	346
Total interest income	149,333	-	200,726	22,604	51,305	423,968
Interest expense	35,369	-	167,618	7,259	58,601	268,847
Net interest income	113,964	-	33,108	15,345	(7,296)	155,121
Provision for finance receivable losses	17,633	-	(108,117)	2,663	178,676	90,855
Net interest income after provision for finance receivable losses	96,331	-	141,225	12,682	(185,972)	64,266
Other revenues:
Insurance	-	31,718	-	23	(22)	31,719
Investment	-	7,976	-	1,630	(2,229)	7,377
Intersegment - insurance commissions	10,576	(10,547)	29	(58)	-	-
Net gain (loss) on repurchases and repayments of debt	3,228	-	7,572	775	(22,245)	(10,670)
Other	(1,957)	1,543	(13,322)	1,353	9,674	(2,709)
Total other revenues	11,847	30,690	(5,721)	3,723	(14,822)	25,717
Other expenses:
Operating expenses:
Salaries and benefits	60,970	2,890	7,052	7,334	(124)	78,122
Other operating expenses	21,000	1,758	12,869	23,329	6,535	65,491
Insurance losses and loss adjustment expenses	-	15,360	-	-	(208)	15,152
Total other expenses	81,970	20,008	19,921	30,663	6,203	158,765

Income (loss) before provision for (benefit from) income taxes	$26,208	$10,682	$115,583	$(14,258)	$(206,997)	$(68,782)

			Acquisitions				Push-down
			and				Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Servicing	Real Estate	Other	Eliminations	Adjustments	Total

At or for the Nine Months Ended September 30, 2013

Interest income:
Finance charges	$519,688	$-	$330,682	$535,280	$37,631	$	$155,653	$1,578,934
Interest expense	111,116	-	47,010	423,671	12,163		103,405	697,365
Net interest income	408,572	-	283,672	111,609	25,468	-	52,248	881,569
Provision for finance receivable losses	52,188	-	78,991	192,519	(3,355)	-	21,380	341,723
Net interest income after provision for finance receivable losses	356,384	-	204,681	(80,910)	28,823	-	30,868	539,846
Other revenues:
Insurance	-	107,114	-	-	58	-	(28)	107,144
Investment	-	31,054	-	-	1,396	-	(4,763)	27,687
Intersegment - insurance
commissions	43,341	(43,347)	-	94	(88)	-	-	-
Portfolio servicing fees
from SpringCastle	-	-	11,945	-	-	(11,945)	-	-
Net gain (loss) on repurchases and repayments of debt	(4,390)	-	-	(36,776)	(977)	-	7,585	(34,558)
Other	1,698	6,797	360	(1,644)	(92)	-	(133)	6,986
Total other revenues	40,649	101,618	12,305	(38,326)	297	(11,945)	2,661	107,259
Other expenses:
Operating expenses:
Salaries and benefits	184,077	11,424	6,417	20,648	149,436	-	(160)	371,842
Other operating expenses	87,609	7,993	40,741	42,281	9,531	-	3,419	191,574
Portfolio servicing fees to Springleaf	-	-	11,945		-	(11,945)	-	-
Insurance losses and loss adjustment expenses	-	48,373	-		-	-	(723)	47,650
Total other expenses	271,686	67,790	59,103	62,929	158,967	(11,945)	2,536	611,066

Income (loss) before provision for (benefit from) income taxes	125,347	33,828	157,883	(182,165)	(129,847)	-	30,993	36,039

Income (loss) before provision for (benefit from) income taxes attributable to non-controlling interests	-	-	83,799	-	-	-	-	83,799

Income (loss) before provision for (benefit from) income attributable to Springleaf	$125,347	$33,828	$74,084	$(182,165)	$(129,847)	$-	$30,993	$(47,760)

Assets	$3,045,524	$913,440	$2,749,201	$8,903,154	$1,485,543	$-	$(669,499)	$16,427,363

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

At or for the Nine Months Ended September 30, 2012

Interest income:
Finance charges	$429,564	$-	$627,112	$82,976	$145,889	$1,285,541
Finance receivables held for sale originated as held for investment	-	-	2,734	-	6	2,740
Total interest income	429,564	-	629,846	82,976	145,895	1,288,281
Interest expense	101,958	-	515,970	27,353	183,839	829,120
Net interest income	327,606	-	113,876	55,623	(37,944)	459,161
Provision for finance receivable losses	46,471	-	(26,572)	7,196	200,699	227,794
Net interest income after
provision for finance receivable losses	281,135	-	140,448	48,427	(238,643)	231,367
Other revenues:
Insurance	-	93,050	-	84	(92)	93,042
Investment	-	28,226	-	4,166	(6,848)	25,544
Intersegment - insurance commissions	29,757	(30,045)	65	223	-	-
Net gain (loss) on repurchases and repayments of debt	5,870	-	13,769	1,410	(33,212)	(12,163)
Other	(2,264)	3,173	(48,369)	2,871	11,775	(32,814)
Total other revenues	33,363	94,404	(34,535)	8,754	(28,377)	73,609
Other expenses:
Operating expenses:
Salaries and benefits	185,261	8,660	21,845	25,731	(383)	241,114
Other operating expenses	85,318	7,896	57,705	48,049	9,358	208,326
Restructuring expenses	15,634	229	818	6,822	-	23,503
Insurance losses and loss adjustment expenses	-	43,076	-	-	(774)	42,302
Total other expenses	286,213	59,861	80,368	80,602	8,201	515,245

Income (loss) before provision for (benefit from) income taxes	$28,285	$34,543	$25,545	$(23,421)	$(275,221)	$(210,269)

Assets	$2,587,130	$957,557	$10,141,902	$2,331,052	$(899,198)	$15,118,443

18. Fair Value Measurements

The fair value of a financial instrument is the amount that would be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions.

Management is responsible for the determination of the value of the financial assets and financial liabilities and the supporting methodologies and assumptions. Third-party valuation service providers are employed to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When the valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. We conduct price reviews for all assets. Assets that fall outside a price change tolerance are sent to our third-party valuation provider for further review. In addition, we may validate the reasonableness of fair values by comparing information obtained from the valuation service providers to other third-party valuation sources for selected securities.

FAIR VALUE HIERARCHY

We measure and classify assets and liabilities in the consolidated balance sheets in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the market place used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments.

We determine the fair value measurements classified as Level 2 based on inputs utilizing other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

In certain cases, the inputs we use to measure the fair value of an asset may fall into different levels of the fair value hierarchy. In such cases, we determine the level in the fair value hierarchy within which the fair value measurement in its entirety falls based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total	Total
				Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

September 30, 2013

Assets
Cash and cash equivalents	$1,249,636	$-	$-	$1,249,636	$1,249,636
Investment securities	100	567,940	26,431	594,471	594,471
Net finance receivables, less allowance for finance receivable losses	-	-	13,978,593	13,978,593	13,730,283
Restricted cash	430,806	-	-	430,806	430,806
Other assets:
Commercial mortgage loans	-	-	94,885	94,885	102,798
Escrow advance receivable	-	-	19,674	19,674	19,674

Liabilities
Long-term debt	$-	$15,035,022	$-	$15,035,022	$13,998,961

December 31, 2012

Assets
Cash and cash equivalents	$1,554,348	$-	$-	$1,554,348	$1,554,348
Investment securities	255	855,307	33,015	888,577	888,577
Net finance receivables, less allowance for finance receivable losses	-	-	11,727,877	11,727,877	11,633,366
Restricted cash	157,844	-	-	157,844	157,844
Other assets:
Commercial mortgage loans	-	-	99,933	99,933	110,398
Cross currency interest rate derivative	-	26,699	-	26,699	26,699
Escrow advance receivable	-	-	18,520	18,520	18,520

Liabilities
Long-term debt	$-	$13,067,253	$-	$13,067,253	$12,596,577

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

September 30, 2013

Assets
Cash and cash equivalents in mutual funds	$445,115	$-	$-	$445,115
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	76,473	-	76,473
Obligations of states, municipalities, and political subdivisions	-	96,372	-	96,372
Corporate debt	-	219,664	15,090	234,754
RMBS	-	140,412	85	140,497
CMBS	-	23,798	2	23,800
CDO/ABS	-	11,221	8,433	19,654
Total	-	567,940	23,610	591,550
Other long-term investments (a)	-	-	1,375	1,375
Common stocks (b)	100	-	-	100
Total investment securities	100	567,940	24,985	593,025
Restricted cash in mutual funds	368,490	-	-	368,490
Total	$813,705	$567,940	$24,985	$1,406,630

December 31, 2012

Assets
Cash and cash equivalents in mutual funds	$696,553	$-	$-	$696,553
Investment securities:
Bonds:
U.S. government and government sponsored entities	-	53,205	-	53,205
Obligations of states, municipalities, and political subdivisions	-	155,470	-	155,470
Corporate debt	-	361,579	13,417	374,996
RMBS	-	191,719	74	191,793
CMBS	-	39,779	1,767	41,546
CDO/ABS	-	53,555	15,026	68,581
Total	-	855,307	30,284	885,591
Other long-term investments (a)	-	-	1,380	1,380
Common stocks (b)	255	-	-	255
Total investment securities	255	855,307	31,664	887,226
Restricted cash in mutual funds	97,554	-	-	97,554
Other assets - cross currency interest rate derivative	-	26,699	-	26,699
Total	$794,362	$882,006	$31,664	$1,708,032

(a)           Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2013 and December 31, 2012 that we account for using the equity method.

(b)          Common stocks excludes stocks not carried at fair value of $0.9 million at September 30, 2013 and $0.7 million at December 31, 2012.

We had no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2013.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended September 30, 2013

Investment securities:
Bonds:
Corporate debt	$13,114	$(58)	$18	$2,016	$-	$-	$15,090
RMBS	218	-	(133)	-	-	-	85
CMBS	2	-	-	-	-	-	2
CDO/ABS	8,463	49	(4)	(75)	-	-	8,433
Total	21,797	(9)	(119)	1,941	-	-	23,610
Other long-term investments (b)	1,478	-	(103)	-	-	-	1,375
Total investment securities	$23,275	$(9)	$(222)	$1,941	$-	$-	$24,985

(a)           The detail of purchases, sales, issues, and settlements for the three months ended September 30, 2013 is presented in the table below.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2013 that we account for using the equity method.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended September 30, 2013

Investment securities:
Bonds:
Corporate debt	$2,016	$-	$-	$-	$2,016
CDO/ABS	-	-	-	(75)	(75)
Total investment
securities	$2,016	$-	$-	$(75)	$1,941

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2012:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Three Months Ended September 30, 2012

Investment securities:
Bonds:
Corporate debt	$-	$(19)	$8	$-	$14,133	$-	$14,122
RMBS	2,025	(207)	(362)	(62)	-	(1,304)	90
CMBS	7,864	(29)	59	(456)	-	(7,159)	279
CDO/ABS	9,696	100	379	(263)	5,169	(909)	14,172
Total	19,585	(155)	84	(781)	19,302	(9,372)	28,663
Other long-term
investments (b)	2,707	-	(196)	-	-	-	2,511
Total investment
securities	$22,292	$(155)	$(112)	$(781)	$19,302	$(9,372)	$31,174

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the three months ended September 30, 2012.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2012 that we account for using the equity method.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Nine Months Ended September 30, 2013

Investment securities:
Bonds:
Corporate debt	$13,417	$(167)	$305	$1,535	$-	$-	$15,090
RMBS	74	(35)	46	–	–	–	85
CMBS	1,767	(5)	1	(1,761)	–	–	2
CDO/ABS	15,026	679	(544)	(6,728)	–	–	8,433
Total	30,284	472	(192)	(6,954)	–	–	23,610
Other long-term
investments (b)	1,380	2	4	(11)	–	–	1,375
Total investment
securities	$31,664	$474	$(188)	$(6,965)	$-	$-	$24,985

(a)           The detail of purchases, sales, issues, and settlements for the nine months ended September 30, 2013 is presented in the table below.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2013 that we account for using the equity method.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Nine Months Ended September 30, 2013

Investment securities:
Bonds:
Corporate debt	$2,016	$-	$-	$(481)	$1,535
CMBS	-	(1,453)	-	(308)	(1,761)
CDO/ABS	-	(1,633)	-	(5,095)	(6,728)
Total	2,016	(3,086)	-	(5,884)	(6,954)
Other long-term investments	-	-	-	(11)	(11)
Total investment securities	$2,016	$(3,086)	$-	$(5,895)	$(6,965)

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012:

		Net gains (losses) included in:
				Purchases,
				sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3	Level 3	period

Nine Months Ended September 30, 2012

Investment securities:
Bonds:
Corporate debt	$2,800	$(16)	$192	$(2,987)	$14,133	$-	$14,122
RMBS	1,914	(171)	(170)	(179)	-	(1,304)	90
CMBS	7,944	(40)	342	(808)	-	(7,159)	279
CDO/ABS	8,916	232	1,236	(472)	5,169	(909)	14,172
Total	21,574	5	1,600	(4,446)	19,302	(9,372)	28,663
Other long-term investments (b)	4,127	-	(680)	(936)	-	-	2,511
Common stocks	3	(5)	2	-	-	-	-
Total investment securities	$25,704	$-	$922	$(5,382)	$19,302	$(9,372)	$31,174

(a)           “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities for the nine months ended September 30, 2012.

(b)          Other long-term investments excludes our interest in a limited partnership of $0.6 million at September 30, 2012 that we account for using the equity method.

During the three and nine months ended September 30, 2012, we transferred $19.3 million of assets into Level 3, consisting of certain private placement corporate debt and CDO/ABS. During the three and nine months ended September 30, 2012, we transferred $9.4 million of assets out of Level 3, consisting of certain RMBS, CMBS, and CDO/ABS. Transfers into Level 3 and transfers out of Level 3 for the investment securities are primarily the result of obtaining additional information regarding inputs used to price our investment portfolio.

There were no unrealized gains or losses recognized in earnings on instruments held at September 30, 2013 or 2012.

We used observable and/or unobservable inputs to determine the fair value of positions that we have classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the Level 3 tables above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The unobservable inputs and quantitative data used in our Level 3 valuations for our investment securities were developed and used in models created by our third-party valuation service providers, which values were used by us for fair value disclosure purposes without adjustment. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs for other long-term investments. As a result, the weighted average ranges of the inputs for these investment securities are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at September 30, 2013 and December 31, 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2013	December 31, 2012
Corporate debt	Discounted cash flows	Yield	2.61% – 7.61% (4.41%)	2.74% – 7.35% (4.45%)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A*	N/A*

*           Not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments (RMBS, CMBS, and CDO/ABS) are excluded from the table above because the unobservable inputs are not reasonably available to us.

Our RMBS, CMBS, and CDO/ABS securities have unobservable inputs that are reliant on and sensitive to the quality of their underlying collateral. The inputs, although not identical, have similar characteristics and interrelationships. Generally a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment speeds. An improvement in the workout criteria related to the restructured debt and/or debt covenants of the underlying collateral may lead to an improvement in the cash flows and have an inverse impact on other inputs, specifically a reduction in the amount of discount applied for marketability and liquidity, making the structured bonds more attractive to market participants.

FAIR VALUE MEASUREMENTS – NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2013

Assets
Real estate owned	$-	$-	$69,937	$69,937
Commercial mortgage loans	-	-	11,735	11,735
Total	$-	$-	$81,672	$81,672

December 31, 2012

Assets
Real estate owned	$-	$-	$98,903	$98,903
Commercial mortgage loans	-	-	19,037	19,037
Total	$-	$-	$117,940	$117,940

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Assets
Real estate owned	$5,731	$7,766	$19,389	$27,779
Commercial mortgage loans	(61)	1,626	(1,774)	3,093
Finance receivables held for sale	-	-	-	1,371
Other intangible assets	-	4,555	-	4,555
Total	$5,670	$13,947	$17,615	$36,798

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in Real Estate to their fair value for the three and nine months ended September 30, 2013 and 2012 and recorded the writedowns in other revenues – other. The fair values disclosed in the tables above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts recorded on the balance sheet are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans to record their fair value for the three and nine months ended September 30, 2013 and 2012 and recorded the net impairments in investment revenues.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in Real Estate to their fair value for the nine months ended September 30, 2012 and recorded the writedowns in other revenues – other.

In accordance with the authoritative guidance for the accounting for the impairment of other intangible assets, we recognized $4.6 million of impairment in operating expenses for the three and nine months ended September 30, 2012 related to the write off of our customer lists intangible assets as a result of the sale of Ocean finance receivables and brokerage business in August 2012.

The unobservable inputs and quantitative data used in our Level 3 valuations for our real estate owned, commercial mortgage loans, and finance receivables held for sale were developed and used in models created by our third-party valuation service providers or valuations provided by external parties, which values were used by us for fair value disclosure purposes without adjustment. We applied the third party exception which allows us to omit certain quantitative disclosures about unobservable inputs. As a result, the weighted average ranges of the inputs are not applicable in the following table.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2013	December 31, 2012
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*
Finance receivables held for sale	Market approach	Negotiated prices with prospective purchasers	N/A*	N/A*
Other intangible assets	Discounted cash flows	N/A*	N/A*	N/A*

*           Not applicable.

FAIR VALUE MEASUREMENTS – VALUATION METHODOLOGIES AND ASSUMPTIONS

We used the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount reported in our condensed consolidated balance sheets approximates fair value.

Investment Securities

We utilized third-party valuation service providers to measure the fair value of our investment securities (which consist primarily of bonds). Whenever available, we obtained quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtained market price data from exchange or dealer markets.

We estimated the fair value of fixed maturity investment securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and a matrix pricing methodology, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity investment securities that are not traded in active markets or that are subject to transfer restrictions, we adjusted the valuations to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, both non-impaired and purchased credit impaired, were determined using discounted cash flow methodologies. The application of these methodologies required us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied was significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent weaknesses in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

Finance Receivables Held for Sale

We determined the fair value of finance receivables held for sale that were originated as held for investment based on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted-average interest rates offered by us in the market for similar finance receivables. We based cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses.

Restricted Cash

The carrying amount reported in our condensed consolidated balance sheets approximates fair value.

Commercial Mortgage Loans

We utilized third-party valuation service providers to estimate the fair value of commercial mortgage loans using projected cash flows discounted at an appropriate rate based upon market conditions.

Real Estate Owned

We initially based our estimate of the fair value on independent third-party valuations at the time we took title to real estate owned. Subsequent changes in fair value are based upon independent third-party valuations obtained periodically to estimate a price that would be received in a then current transaction to sell the asset.

Other Intangible Assets

Each of our net intangible assets was determined to have a finite useful life with the exception of the insurance licenses. For those net intangible assets with a finite useful life, we review such intangibles for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. For the insurance licenses, we first complete a qualitative assessment of the licenses to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the licenses are more likely than not to have been impaired, we proceed with the fair value calculation of the licenses. The fair value of the licenses is determined in accordance with our fair value measurement policy. If the fair value of the licenses is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification of these licenses will be evaluated to determine whether such classification remains appropriate.

Derivatives

Our derivatives are not traded on an exchange. The valuation model used by our third-party valuation service provider to calculate fair value of our derivative instruments includes a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments may be made in the determination of fair value. These adjustments include amounts to reflect counterparty credit quality and liquidity risk, as well as credit and market valuation adjustments. The credit valuation adjustment adjusts the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. The credit valuation adjustment also accounts for our own credit risk in the fair value measurement of all net derivative liabilities’ positions, when appropriate. The market valuation adjustment adjusts the valuation of derivatives to reflect the fact that we are an “end-user” of derivative products. As such, the valuation is adjusted to take into account the bid-offer spread (the liquidity risk), as we are not a dealer of derivative products.

Escrow Advance Receivable

The carrying amount reported in our condensed consolidated balance sheets approximates fair value.

Long-term Debt

Where market-observable prices are not available, we estimated the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt and adjusted for foreign currency translations.

19. Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of SHI and from the acquisitions of finance receivables and the London, Kentucky servicing facility from HSBC (the “HSBC acquisitions”) as if the HSBC acquisitions had occurred on January 1, 2012. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the HSBC acquisitions been completed on January 1, 2012. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the HSBC acquisitions. The unaudited pro forma information assumes the full funding of the HSBC acquisitions including the issuance of the associated Class B Notes from our SpringCastle securitization as if they were issued as of January 1, 2012, the adjustment of historical finance charges for estimated impacts of accounting for credit impaired loans and the incorporation of accretion of pro forma purchase discount, and does not give effect to potential cost savings or other operating efficiencies that could result from the HSBC acquisitions.

The following table presents the unaudited pro forma financial information:

	Nine Months	Nine Months
(dollars in thousands	Ended	Ended
except earnings (loss)	September 30,	September 30,
per share)	2013	2012

Total interest income	$1,730,463	$1,906,931

Net loss attributable to Springleaf Holdings, Inc.	$(73,946)	$(108,550)

Net loss attributable to Springleaf Holdings, Inc. per weighted average share - basic	$(0.74)	$(1.09)

Net loss attributable to Springleaf Holdings, Inc. per weighted average share - diluted	$(0.74)	$(1.09)

20. Subsequent Events

SPRINGLEAF FINANCIAL HOLDINGS, LLC INCENTIVE UNITS

On October 9, 2013, certain executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions.

The Company will recognize these incentive units in accordance with ASC 710, Compensation— General, and will recognize compensation expense at the time distributions are made to the executives.

SECURITIZATION

On October 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $270.5 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2013-3 (the “2013-3 Trust”), at a 3.40% weighted average yield. We sold the mortgage-backed notes for $269.4 million, after the price discount but before expenses. We initially retained $228.7 million of the 2013-3 Trust’s subordinate mortgage-backed notes. On October 17, 2013, we sold $22.5 million of the previously retained mortgage-backed notes and subsequently recorded $22.7 million of additional debt.

SECURED TERM LOAN PREPAYMENT

On October 11, 2013, SFFC made a prepayment, without penalty or premium, of $550.0 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the initial loans under the secured term loan maturing in 2017 were fully repaid, and the outstanding principal amount of loans under the New Loan Tranche of the secured term loan maturing in 2019, put in place on September 30, 2013, totaled $750.0 million.

INITIAL PUBLIC OFFERING

On October 21, 2013, we completed our initial public offering of common stock. The Company, together with certain selling stockholders, sold 24,201,920 shares (including 3,156,772 shares sold in connection with the exercise by the underwriters of their overallotment option) of common stock, par value $0.01 per share, at a price of $17.00 per share, less an underwriting discount of $1.105 per share. We incurred an estimated $19.8 million of offering expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•                 changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from Insurance;

•                 levels of unemployment and personal bankruptcies;

•                 shifts in residential real estate values;

•                 shifts in collateral values, delinquencies, or credit losses;

•                 natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•                 war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce;

•                 our ability to successfully realize the benefits of the SpringCastle Portfolio as a result of integration difficulties and other challenges;

•                 the potential liabilities and increased regulatory scrutiny associated with the SpringCastle Portfolio;

•                 or ability to successfully integrate the acquisition of the servicing facility located in London, Kentucky and its personnel;

•                 changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•                 the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or lack of capacity to repay;

•                 changes in our ability to attract and retain employees or key executives to support our businesses;

•                 changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels, and the strength and ability of our competitors to operate independently or to enter into business combinations that result in a more attractive range of customer products or provide greater financial resources;

•                 changes in federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (which, among other things, established the Consumer Financial Protection Bureau, which has broad authority to regulate and examine financial institutions), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•                 the potential for increased costs and difficulty in servicing our legacy real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with such transactions;

•                 the costs and effects of any litigation or governmental inquiries or investigations involving us, particularly those that are determined adversely to us;

•                 our continued ability to access the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•                 our ability to comply with our debt covenants, including the borrowing base for our secured term loan;

•                 our ability to generate sufficient cash to service all of our indebtedness;

•                 our substantial indebtedness, which could prevent us from meeting our obligations under our debt instruments and limit our ability to react to changes in the economy or our industry, or our ability to incur additional borrowings;

•                 the potential for downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•                 the impacts of our securitizations and borrowings;

•                 our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries; and

•                 changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business.

We also direct readers to other risks and uncertainties discussed in other documents we file with the SEC. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

Overview

We are a leading consumer finance company providing responsible loan products and related credit insurance products primarily to non-prime customers. We originate consumer loans through our network of 833 branch offices in 26 states and on a centralized basis as part of our iLoan division. At September 30, 2013, we had over 822,300 personal loans, representing $3.0 billion in net finance receivables.

Our core product offerings include:

•                 Personal Loans – We offer personal loans through our nationwide branch network and over the internet through our iLoan division to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to four years. These personal loans are generally secured by collateral consisting of titled personal property (such as automobiles), consumer household goods or other items of personal property, but some are unsecured.

•                 SpringCastlePortfolio – We acquired the SpringCastle Portfolio from HSBC on April 1, 2013 through a newly formed joint venture in which we own a 47% equity interest. These loans included unsecured loans and loans secured with subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. We assumed the direct servicing obligations for these loans in September 2013.

•                 Insurance Products – We offer our customers credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection, through both our branch operations and our iLoan division. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit and Yosemite Insurance Company (“Yosemite”). The ancillary products are home security and auto security membership plans and home appliance service contracts of unaffiliated companies.

Our legacy products include:

•                 Real Estate Loans – We ceased real estate lending in January 2012. These loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. We continue to service the liquidating real estate loans and support any advances on open-end accounts.

•                 Retail Sales Finance – We ceased purchasing retail sales contracts and revolving retail accounts in January 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

2012 STRATEGIC REVIEW

Restructuring Activities

As part of a strategic effort to reposition the Company and to renew focus on the personal loan business, we initiated a number of restructuring activities during the first half of 2012, including the following:  (1) ceased originating real estate loans nationwide and in the United Kingdom; (2) ceased retail sales financing; (3) consolidated certain branch operations resulting in closure of 231 branch offices. As a result of these initiatives, we reduced our workforce in our branch operations, at our Evansville, Indiana headquarters, and in our operations in the United Kingdom by 820 employees, and we incurred a pretax charge of $23.5 million during the first half of 2012.

Sale of Finance Receivables and Mortgage Brokerage Business

On August 29, 2012, our subsidiaries in the United Kingdom sold their entire finance receivable portfolios totaling $103.1 million, which resulted in a gain of $6.3 million. On August 31, 2012, our subsidiaries in the United Kingdom sold their mortgage brokerage business consisting of various intangible assets including supplier lists, records, sales, marketing and promotional material, the business pipeline, the client database and records, and the brand name, which resulted in a gain of $0.6 million. As a result of the sales of these assets, as well as our decision to cease loan originations in the United Kingdom, we recorded a loss of $4.6 million in the third quarter of 2012, which represented the full impairment of our United Kingdom customer lists intangible assets and wrote off $1.4 million of related fixed assets.

2013 INITIATIVES

iLoan Division

Our extensive network of branches and expert personnel is complemented by our internet lending division, known as iLoan. Formed at the beginning of this year, the iLoan division allows us to more effectively process applications from customers within our branch footprint who prefer the convenience of online transactions and to reach customers located outside our branch footprint.

We have recently expanded our efforts related to our iLoan division using e-signature and automated clearinghouse (“ACH”) funding capabilities. As of September 30, 2013, the iLoan division was lending in 20 states. We intend to expand our capabilities into another 26 states by the end of this year.

SpringCastle Portfolio

On April 1, 2013, we acquired the SpringCastle Portfolio from HSBC for a purchase price of $3.0 billion, through a newly formed joint venture in which we own a 47% equity interest. At the time of purchase, the portfolio consisted of over 415,000 finance receivable accounts with a UPB of $3.9 billion. The portfolio included both unsecured loans and loans secured with subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). We assumed the direct servicing obligations for these loans in September, 2013 and earn a service fee from the joint venture.

Consumer Loan Securitizations

2013-A Securitization. On February 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $567.9 million of notes backed by personal loans held by the 2013-A Trust, at a 2.83% weighted average yield. We sold the asset-backed notes for $567.5 million, after the price discount but before expenses and a $6.6 million interest reserve requirement. We initially retained $36.4 million of the 2013-A Trust’s subordinate asset-backed notes.

SpringCastle Securitization. As discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements, in connection with our acquisition of an unsecured loan portfolio from HSBC, on April 1, 2013, the Co-issuer LLCs sold, in a private securitization transaction, $2.2 billion of Class A Notes backed by the acquired loans. The Class A Notes were acquired by initial purchasers for $2.2 billion, after the price discount but before expenses and a $10.0 million advance reserve requirement. The initial purchasers sold the Class A Notes to secondary investors at a 3.75% weighted average yield. The Co-issuer LLCs retained subordinate Class B Notes with a principal balance of $372.0 million. In September 2013, the Co-issuer LLCs sold $372.0 million of the previously retained Class B Notes and subsequently recorded $357.1 million of additional debt.

2013-B Securitization. On June 19, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $256.2 million of notes backed by personal loans held by the 2013-B Trust, at a 4.11% weighted average yield. We sold the asset-backed notes for $255.4 million, after the price discount but before expenses and a $4.4 million interest reserve requirement. We initially retained $114.0 million of the 2013-B Trust’s senior asset-backed notes and $29.8 million of the 2013-B Trust’s subordinate asset-backed notes. In August 2013, we sold $114.0 million of the previously retained asset-backed notes and subsequently recorded $111.6 million of additional debt.

2013-BAC Securitization. On September 25, 2013, we completed a private securitization transaction in which the 2013-BAC Trust, a wholly owned special purpose vehicle of SFC, issued $500.0 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. We sold the personal loan-backed notes for gross proceeds of $500.0 million.

Midbrook 2013-VFN1 Securitization. On September 26, 2013, we established a private securitization transaction in which Midbrook Funding Trust 2013-VFN1, a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a one-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the one-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2017. At September 30, 2013, no amounts had been drawn under the notes.

Springleaf 2013-VFN1 Securitization. On September 27, 2013, we established a private securitization transaction in which Springleaf Funding Trust 2013-VFN1, a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period, which may be extended for one year, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-or three-year funding period, as the case may be, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2019. At September 30, 2013, no amounts had been drawn under the notes.

Mortgage Loan Securitizations

2013-1 Securitization. On April 10, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $782.5 million of notes backed by real estate loans held by the 2013-1 Trust, at a 2.85% weighted average yield. We sold the mortgage-backed notes for $782.4 million, after the price discount but before expenses. We initially retained $236.8 million of the 2013-1 Trust’s subordinate mortgage-backed notes.

2013-2 Securitization. On July 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $599.4 million of notes backed by real estate loans held by the 2013-2 Trust, at a 2.88% weighted average yield. We sold the mortgage-backed notes for $590.9 million, after the price discount but before expenses. We initially retained $535.1 million of the 2013-2 Trust’s subordinate mortgage-backed notes. In the third quarter of 2013, we sold $157.5 million of the previously retained mortgage-backed notes and subsequently recorded $148.6 million of additional debt.

2013-3 Securitization. On October 9, 2013, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $270.5 million of notes backed by real estate loans held by the 2013-3 Trust, at a 3.40% weighted average yield. We sold the mortgage-backed notes for $269.4 million, after the price discount but before expenses. We initially retained $228.7 million of the 2013-3 Trust’s subordinate mortgage-backed notes. On October 17, 2013, we sold $22.5 million of the previously retained mortgage-backed notes and subsequently recorded $22.7 million of additional debt.

SFC’s Offerings of Senior Notes

On May 29, 2013, SFC issued $300 million aggregate principal amount of 6.00% senior notes due 2020. On September 24, 2013, SFC issued $650 million aggregate principal amount of 7.75% senior notes due 2021 (the “7.75% Senior Notes”) and $300 million aggregate principal amount of 8.25% senior notes due 2023 (the “8.25% Senior Notes”). SFC issued $500 million aggregate principal amount of the 7.75% Senior Notes and $200 million aggregate principal amount of the 8.25% Senior Notes in exchange for $700 million aggregate principal amount of SFC’s outstanding 6.90% medium term notes due 2017. SFC used a portion of the proceeds from this offering to repurchase $183.7 million aggregate principal amount of its 6.90% medium term notes due 2017.

Repayments of Long-Term Debt

During the nine months ended September 30, 2013, we repaid $4.77 billion of long-term debt consisting of $2.45 billion of the secured term loan (net of the New Loan Tranche of $750.0 million), $1.08 billion of securitizations, $652.7 million of medium-term notes (net of $700.0 million exchange of SFC’s medium-term notes discussed above), $431.6 million (€345.2 million) of Euro denominated notes, and $156.6 million of retail notes.

On October 11, 2013, SFFC made a prepayment, without penalty or premium, of $550.0 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the initial loans under the secured term loan maturing in 2017 were fully repaid, and the outstanding principal amount of loans under the New Loan Tranche of the secured term loan maturing in 2019, put in place on September 30, 2013, totaled $750.0 million.

Springleaf Holdings, Inc. Restricted Stock Units

On September 30, 2013, certain executives of the Company were granted RSUs of Springleaf Holdings, LLC, the predecessor entity of SHI. These RSUs were converted into the right to receive 8.203125% of the outstanding shares of SHI common stock following the conversion of Springleaf Holdings, LLC into SHI on October 9, 2013. The shares of SHI common stock underlying these RSUs were delivered to the holders in October, 2013 after the conversion. The shares are fully vested, however generally cannot be sold or otherwise transferred for five years following the date of delivery, except to the extent necessary to satisfy certain tax obligations.

The Company has recognized this grant in accordance with ASC 718, Compensation—Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of income and comprehensive income, based on the fair values.

Springleaf Financial Holdings, LLC Incentive Units

On October 9, 2013, certain executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions.

The Company will recognize these incentive units in accordance with ASC 710, Compensation— General, and will recognize compensation expense at the time distributions are made to the executives.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to maintain the favorable performance of our personal loans achieved during 2012 and the first nine months of 2013. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations driven by several factors:

•                 Declining competition from banks, thrifts, and credit unions as these institutions have retreated from the non-prime market in the face of regulatory scrutiny and in the aftermath of the housing crisis. This reduction in competition has occurred concurrently with the exit of subprime credit card providers from the industry. As a result of the reduced lending of these competitors, access to credit has fallen substantially for the non-prime segment of customers, which, in turn, has increased our potential customer base.

•                 Slow but sustained economic growth.

•                 Migration of customer activity from traditional channels such as direct mail to online channels (served by our iLoan division) where we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

•                 Our renewed focus on our personal loan business as we have discontinued real estate and other product originations both in our branches and in centralized lending.

We anticipate the credit quality ratios in our real estate loan portfolio will remain under pressure as the portfolio continues to liquidate, however, performance may improve as a result of strengthening home prices as well as increased centralization of real estate loan servicing and the application of analytics to more effectively target portfolio management and collections strategies.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our segments is provided under “—Segment Results.”

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$585,300	$423,622	$1,578,934	$1,285,541
Finance receivables held for sale originated as held for investment	-	346	-	2,740
Total interest income	585,300	423,968	1,578,934	1,288,281

Interest expense	228,439	268,847	697,365	829,120

Net interest income	356,861	155,121	881,569	459,161

Provision for finance receivable losses	158,785	90,855	341,723	227,794

Net interest income after provision for finance receivable losses	198,076	64,266	539,846	231,367

Other revenues:
Insurance	38,277	31,719	107,144	93,042
Investment	6,756	7,377	27,687	25,544
Net loss on repurchases and repayments of debt	(34,503)	(10,670)	(34,558)	(12,163)
Other	1,603	(2,709)	6,986	(32,814)
Total other revenues	12,133	25,717	107,259	73,609

Other expenses:
Operating expenses:
Salaries and benefits	214,552	78,122	371,842	241,114
Other operating expenses	69,595	65,491	191,574	208,326
Restructuring expenses	-	-	-	23,503
Insurance losses and loss adjustment expenses	16,550	15,152	47,650	42,302
Total other expenses	300,697	158,765	611,066	515,245

Income (loss) before provision for (benefit from) income taxes	(90,488)	(68,782)	36,039	(210,269)

Benefit from income taxes	(29,606)	(23,938)	(1,898)	(72,419)

Net income (loss)	(60,882)	(44,844)	37,937	(137,850)

Less: Net income attributable to non-controlling interests	29,851	-	83,799	-

Net loss attributable to Springleaf Holdings, Inc.	$(90,733)	$(44,844)	$(45,862)	$(137,850)

Comparison of Consolidated Results for Three Months Ended September 30, 2013 and 2012

Finance charges increased for the three months ended September 30, 2013 when compared to the same period in 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012 - Three Months Ended September 30

Decrease in average net receivables	$(20,155)
Increase in yield	18,029
SpringCastle finance charges in 2013	163,804
Total	$161,678

Average net receivables (excluding SpringCastle Portfolio) decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to our liquidating real estate loan portfolio as well as the impact of our branch office closings during 2012, partially offset by higher personal loan average net receivables from our continued focus on personal loans.

Yield increased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to our continued focus on personal loans, which have higher yields. This increase was partially offset by the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables) and the diminishing impact on yield from the effects of push-down accounting over time.

The acquisition of the SpringCastle Portfolio favorably impacted our finance charge revenues.

Interest expense decreased for the three months ended September 30, 2013 when compared to the same period in 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012 - Three Months Ended September 30

Decrease in average debt	$(24,573)
Decrease in weighted average interest rate	(38,254)
SpringCastle interest expense in 2013	22,419
Total	$(40,408)

Average debt decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to debt repurchases and repayments of $1.1 billion during the fourth quarter of 2012 and $4.8 billion during the nine months ended September 30, 2013. These decreases were partially offset by nine securitization transactions completed during the past twelve months, including the securitization of the SpringCastle Portfolio.

The weighted average interest rate on our debt decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of nine securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses increased $67.9 million for the three months ended September 30, 2013 when compared to the same period in 2012. This increase was primarily due to the additional provision from the SpringCastle Portfolio and additional allowance requirements of $12.6 million recorded in the three months ended September 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition and growth in our personal loans in 2013.

These increases were partially offset by favorable personal loan delinquency trends. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Net loss on repurchases and repayments of debt increased $23.8 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to the repurchases of debt in 2013 at net amounts greater than par compared to the repurchases of debt in 2012 at net amounts less than par, as well as repurchases of debt in 2013 with higher fair value mark losses when compared to 2012.

Other revenues – other increased $4.3 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned properties primarily due to a decrease in the number of real estate owned properties and partially due to a change in our assumptions with respect to estimating the net realizable value of real estate owned effective December 31, 2012. The change in our assumptions resulted from our valuation assessment of real estate owned in comparison to realization experience.

Salaries and benefits increased $136.4 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013.

Other operating expenses increased $4.1 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to servicing fee expenses charged by HSBC to service the SpringCastle Portfolio pursuant to an interim servicing agreement in 2013 and lower legal accruals in 2012. These increases were partially offset by additional expenses recorded in the third quarter of 2012 for refunds to customers of our United Kingdom subsidiary relating to payment protection insurance and lower amortization of other intangible assets resulting from the write off of our customer lists intangible assets as a result of the sale of Ocean finance receivables and brokerage business in August 2012.

Benefit from income taxes increased $5.7 million for the three months ended September 30, 2013 when compared to the same period in 2012. The effective tax rate for the three months ended September 30, 2013 was 32.7%.

Comparison of Consolidated Results for Nine Months Ended September 30, 2013 and 2012

Finance charges increased for the nine months ended September 30, 2013 when compared to the same period in 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012 - Nine Months Ended September 30

Decrease in average net receivables	$(92,114)
Increase in yield	58,347
Change in number of days (due to 2012 leap year)	(3,522)
SpringCastle finance charges in 2013	330,682
Total	$293,393

Average net receivables (excluding SpringCastle Portfolio) decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to our liquidating real estate loan portfolio as well as the impact of our branch office closings during 2012, partially offset by higher personal loan average net receivables resulting from our continued focus on personal loans.

Yield increased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to our continued focus on personal loans, which have higher yields. This increase was partially offset by the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables) and the diminishing impact on yield from the effects of push-down accounting over time.

The acquisition of the SpringCastle Portfolio favorably impacted our finance charge revenues.

Interest expense decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012 - Nine Months Ended September 30

Decrease in average debt	$(69,497)
Decrease in weighted average interest rate	(109,268)
SpringCastle interest expense in 2013	47,010
Total	$(131,755)

Average debt decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to debt repurchases and repayments of $1.1 billion during the fourth quarter of 2012 and $4.8 billion during the nine months ended September 30, 2013. These decreases were partially offset by nine securitization transactions completed during the past twelve months, including the securitization of the SpringCastle Portfolio.

The weighted average interest rate on our debt decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of nine securitization transactions during the past twelve months, which generally have lower interest rates.

Provision for finance receivable losses increased $113.9 million for the nine months ended September 30, 2013 when compared to the same period in 2012. This increase was primarily due to additional provision from the SpringCastle Portfolio and the additional allowance requirements of $68.7 million recorded in the nine months ended September 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition and growth in our personal loans in 2013. These increases were partially offset by $41.2 million of recoveries on charged-off finance receivables resulting from a sale of these finance receivables to an unrelated third party in June 2013 and favorable personal and real estate loan delinquency trends. We expect to continue to sell charged-off finance receivables within our portfolios from time to time. If we were to sell additional charged-off finance receivables in a given period, we would recognize a decrease to our provision for finance receivables losses and improve our liquidity. The allowance for finance receivables losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Net loss on repurchases and repayments of debt increased $22.4 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the repurchases of debt in 2013 at net amounts greater than par compared to the repurchases of debt in 2012 at net amounts less than par, as well as repurchases of debt in 2013 with higher fair value mark losses when compared to 2012.

Other revenues – other increased $39.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned primarily due to a decrease in the number of real estate owned properties and partially due to a change in our assumptions with respect to estimating the net realizable value of real estate owned effective December 31, 2012. The change in our assumptions resulted from our valuation assessment of real estate owned in comparison to realization experience. The increase in other revenues – other also reflected lower net losses on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents.

Salaries and benefits increased $130.7 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter 2013, partially offset by lower pension expenses primarily due to the pension plan freeze effective December 31, 2012.

Other operating expenses decreased $16.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to additional expenses recorded during the nine months ended September 30, 2012 for refunds to customers of our United Kingdom subsidiary relating to payment protection insurance, lower occupancy costs as a result of fewer branch offices in 2013, lower real estate expenses on real estate owned, and lower amortization of other intangible assets resulting from the write off of our customer lists intangible assets as a result of the sale of Ocean finance receivables and brokerage business in August 2012. These decreases were partially offset by servicing fee expenses charged by HSBC to service the SpringCastle Portfolio pursuant to an interim servicing agreement in 2013.

We recorded restructuring expenses of $23.5 million during the nine months ended September 30, 2012 due to our branch office closings and workforce reductions, which were instituted as part of a strategic effort to reposition the Company and to renew focus on the personal loan business. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information on the restructuring expenses.

Benefit from income taxes decreased $70.5 million for the nine months ended September 30, 2013 when compared to the same period in 2012. The effective tax rate for the nine months ended September 30, 2013 was (5.3)%. The effective tax rate differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, which decreased the effective tax rate by 41.3%.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting, which resulted in a $1.5 billion bargain purchase gain for the one month ended December 31, 2010. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of income (loss) before provision for (benefit from) income taxes on a push-down accounting basis to our historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Income (loss) before provision for (benefit from) income taxes - push-down accounting basis	$(90,488)	$(68,782)	$36,039	$(210,269)
Interest income adjustments (a)	(52,121)	(51,305)	(155,653)	(145,895)
Interest expense adjustments (b)	33,218	58,601	103,405	183,839
Provision for finance receivable losses adjustments (c)	14,130	178,676	21,380	200,699
Repurchases and repayments of long-term debt adjustments (d)	13,731	22,245	(7,585)	33,212
Amortization of other intangible assets (e)	1,228	6,489	3,946	12,044
Other (f)	1,048	(7,709)	3,514	(8,678)
Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$(79,254)	$138,215	$5,046	$64,952

(a)           Interest income adjustments consist of: (1) the accretion of the net discount applied to non-credit impaired net finance receivables to revalue the non-credit impaired net finance receivables to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related net finance receivables; (2) the difference in finance charges earned on our pools of purchased credit impaired net finance receivables under a level rate of return over the expected lives of the underlying pools of purchased credit impaired finance receivables, net of the finance charges earned on these finance receivables under historical accounting basis; and (3) the elimination of the accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts.

Components of interest income adjustments consisted of:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Accretion of net discount applied to non-credit impaired net finance receivables	$(41,152)	$(39,788)	$(124,526)	$(133,082)
Purchased credit impaired finance receivables finance charges	(14,619)	(15,358)	(43,137)	(26,060)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	3,650	3,841	12,010	13,247
Total	$(52,121)	$(51,305)	$(155,653)	$(145,895)

(b)          Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Accretion of net discount applied to long-term debt	$42,482	$70,830	$135,230	$224,211
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(9,264)	(12,229)	(31,825)	(40,372)
Total	$33,218	$58,601	$103,405	$183,839

(c)           Provision for finance receivable losses consists of the allowance for finance receivable losses adjustments and net charge-offs quantified in the table below. Allowance for finance receivable losses adjustments reflects the net difference between our allowance adjustment requirements calculated under our historical accounting basis net of adjustments required under push-down accounting basis. Net charge-offs reflects the net charge-off of loans at a higher carrying value under historical accounting basis versus the discounted basis to their fair value at date of the Fortress Acquisition under push-down accounting basis.

Components of provision for finance receivable losses adjustments were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Allowance for finance receivable losses adjustments	$27,815	$202,925	$69,388	$277,787
Net charge-offs	(13,685)	(24,249)	(48,008)	(77,088)
Total	$14,130	$178,676	$21,380	$200,699

(d)          Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)           Amortization of other intangible assets reflects the amortization over the remaining estimated life of intangible assets established at the date of the Fortress Acquisition as a result of the application of push-down accounting.

(f)            “Other” items reflects less significant differences between historical accounting basis and push-down accounting basis relating to various items such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences all as of the date of the Fortress Acquisition.

Segment Results

See Note 17 of the Notes to Condensed Consolidated Financial Statements for a description of our revised segments. Management considers Consumer, Insurance, and Acquisitions and Servicing as our Core Consumer Operations and Real Estate as our Non-Core Portfolio. Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. The historical accounting basis is not applicable to the Acquisitions and Servicing segment since this segment resulted from the acquisition of the SpringCastle Portfolio on April 1, 2013 and therefore, was not affected by the Fortress Acquisition. See Note 17 of the Notes to Condensed Consolidated Financial for reconciliations of segment totals to condensed consolidated financial statement amounts.

We allocate revenues and expenses (on a historical accounting basis) to each segment using the following methodologies:

Finance charges	Directly correlated with a specific segment.
Interest expense

Disaggregated into three categories based on the underlying debt that the expense pertains to: (1) securitizations, (2) secured term loan, and (3) unsecured debt. Securitizations and the secured term loan are allocated to the segments whose finance receivables serve as the collateral securing each of the respective debt instruments. The unsecured debt is allocated to the segments based on the remaining balance of debt by segment.

Provision for finance receivable losses	Directly correlated with a specific segment except for allocations to “other,” which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.
Insurance revenues	Directly correlated with a specific segment.
Investment revenues	Directly correlated with a specific segment.
Other revenues – other

Directly correlated with a specific segment except for gains and losses on foreign currency exchange, debt repurchases and repayments, and derivatives. These items are allocated to the segments based on the interest expense allocation of unsecured debt.

Salaries and benefits	Directly correlated with a specific segment. Other salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Other operating expenses	Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Insurance losses and loss adjustment expenses	Directly correlated with a specific segment.

We evaluate the performance of each of our segments based on its pretax operating earnings, which are presented below. Due to the changes in the composition of our previously reported segments, we have restated the corresponding segment information presented in the following tables for the prior year periods. The pretax operating results for each segment presented below are also disclosed in Note 17 of the Notes to the Condensed Consolidated Financial Statements for each period included on our condensed consolidated statement of operations.

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis), and Acquisitions and Servicing are presented in the table below on an aggregate basis:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$352,405	$149,333	$850,370	$429,564

Interest expense	60,666	35,369	158,126	101,958

Net interest income	291,739	113,964	692,244	327,606

Provision for finance receivable losses	99,368	17,633	131,179	46,471

Net interest income after provision for finance receivable losses	192,371	96,331	561,065	281,135

Other revenues:
Insurance	38,266	31,718	107,114	93,050
Investments	8,308	7,976	31,054	28,226
Net gain (loss) on repurchases and repayments of debt	(2,890)	3,228	(4,390)	5,870
Other	13,169	(385)	20,794	621
Total other revenues	56,853	42,537	154,572	127,767

Other expenses:
Operating expenses:
Salaries and benefits	70,805	63,860	201,918	193,921
Other operating expenses	61,706	22,758	148,288	93,214
Restructuring expenses	-	-	-	15,863
Insurance loss and loss adjustment expenses	16,849	15,360	48,373	43,076
Total other expenses	149,360	101,978	398,579	346,074

Pretax operating income	99,864	36,890	317,058	62,828

Pretax operating income attributable to non-controlling interests	29,851	-	83,799	-

Pretax operating income attributable to Springleaf Holdings, Inc.	$70,013	$36,890	$233,259	$62,828

Selected financial statistics for Consumer (which are reported on a historical accounting basis) and Acquisitions and Servicing were as follows:

					At or for the		At or for the
	Three Months		Three Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
(dollars in thousands)	2013		2012		2013		2012

Consumer

Net finance receivables					$2,968,211		$2,487,359
Number of accounts					797,406		713,122

Average net receivables	$2,897,354		$2,459,406		$2,705,438		$2,397,583

Yield	25.92%		24.21%		25.65%		23.91%

Gross charge-off ratio (a)	4.29%		4.07%		5.06%		4.28%
Recovery ratio (b)	(0.26	) %	(1.19	) %	(2.16	) %	(1.26	) %
Charge-off ratio (a) (b)	4.03%		2.88%		2.90%		3.02%

Delinquency ratio					2.32%		2.75%

Origination volume	$767,097		$592,289		$2,326,961		$1,732,523
Number of accounts	192,225		159,189		563,531		451,517

Acquisitions and Servicing

Net finance receivables			N/A	(c)	$2,653,632		N/A
Number of accounts			N/A		363,912		N/A

Average net receivables	$2,733,109		N/A		$2,807,424		N/A

Yield	23.78%		N/A		23.49%		N/A

Net charge-off ratio	8.59%		N/A		5.48%		N/A

Delinquency ratio			N/A		7.45%		N/A

(a)    The gross charge-off ratio and charge-off ratio for the nine months ended September 30, 2013 reflect $14.5 million of additional charge-offs recorded in March 2013 (on a historical accounting basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional charge-offs, our Consumer gross charge-off ratio would have been 4.34% for the nine months ended September 30, 2013.

(b)   The charge-off ratio for the nine months ended September 30, 2013 reflects $25.4 million of recoveries on charged-off personal loans resulting from a sale of our charged-off finance receivables in June 2013. Excluding these recoveries, our Consumer net charge-off ratio would have been 4.17% for the nine months ended September 30, 2013. Excluding the impacts of the $14.5 million of additional charge-offs and the $25.4 million of recoveries on charged-off personal loans, our Consumer net charge-off ratio would have been 3.44% for the nine months ended September 30, 2013.

(c)    Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Finance charges - Consumer	$188,601	$149,333
Finance charges - Acquisitions and Servicing	163,804	-
Total	$352,405	$149,333

Finance charges – Consumer increased $39.3 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in yield and average net receivables. Yield increased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to increased originations on personal loans resulting from our continued focus on personal loans.

Finance charges – Acquisitions and Servicing resulted from the purchase of the SpringCastle Portfolio on April 1, 2013.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Interest expense - Consumer	$38,247	$35,369
Interest expense - Acquisitions and Servicing	22,419	-
Total	$60,666	$35,369

Interest expense – Consumer increased $2.9 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to additional funding required to support increased originations on personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense – Acquisitions and Servicing resulted from the securitization of the SpringCastle Portfolio on April 1, 2013.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Provision for finance receivable losses - Consumer	$38,174	$17,633
Provision for finance receivable losses - Acquistions and Servicing	61,194	-
Total	$99,368	$17,633

Provision for finance receivable losses – Consumer increased $20.5 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to higher increases to our allowance for finance receivable losses reflecting our personal loans originated in the 2013 period and lower recoveries on charged-off personal loans resulting from the sale of these loans in June 2013. These increases were partially offset by improving delinquency trends.

Insurance revenues increased $6.5 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in non-credit and credit earned premiums reflecting higher originations of personal loans in 2013.

Net loss on repurchases and repayments of debt totaled $2.9 million for the three months ended September 30, 2013 compared to net gain on repurchases and repayments of debt of $3.2 million for the three months ended September 30, 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt for the three months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the repurchases of debt in 2013 at net amounts greater than par with deferred costs remaining compared to repurchases of debt in 2012 at net amounts less than par.

Other revenues – other increased $13.6 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to servicing fee revenues for the fees charged by Acquisitions and Servicing for servicing the SpringCastle Portfolio and favorable variance in net gains (losses) on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents.

Other revenues – other for Acquisitions and Servicing for the three months ended September 30, 2013 include servicing fee revenues of $9.6 million for the fees charged by Acquisitions and Servicing for servicing the SpringCastle Portfolio beginning on April 1, 2013, the acquisition date. These fees are eliminated in consolidated operating results with the servicing fee expenses, which are included in other operating expenses.

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Salaries and benefits - Consumer	$62,318	$60,970
Salaries and benefits - Insurance	4,481	2,890
Salaries and benefits - Acquisitions and Servicing	4,006	-
Total	$70,805	$63,860

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Other operating expenses - Consumer	$30,421	$21,000
Other operating expenses - Insurance	3,115	1,758
Other operating expenses - Acquisitions and Servicing	28,170	-
Total	$61,706	$22,758

Other operating expenses for Consumer and Insurance increased $10.8 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower legal accruals in 2012.

Insurance losses and loss adjustment expenses increased $1.5 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to an unfavorable variance in change in benefit reserves resulting from higher levels of insurance in force.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2013 and 2012

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Finance charges - Consumer	$519,688	$429,564
Finance charges - Acquisitions and Servicing	330,682	-
Total	$850,370	$429,564

Finance charges – Consumer increased $90.1 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in yield and average net receivables. Yield increased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increased originations on personal loans resulting from our continued focus on personal loans.

Finance charges – Acquisitions and Servicing resulted from the purchase of the SpringCastle Portfolio on April 1, 2013.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Interest expense - Consumer	$111,116	$101,958
Interest expense - Acquisitions and Servicing	47,010	-
Total	$158,126	$101,958

Interest expense – Consumer increased $9.2 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to additional funding required to support increased originations on personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense – Acquisitions and Servicing resulted from the securitization of the SpringCastle Portfolio on April 1, 2013.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Provision for finance receivable losses - Consumer	$52,188	$46,471
Provision for finance receivable losses - Acquisitions and Servicing	78,991	-
Total	$131,179	$46,471

Provision for finance receivable losses – Consumer increased $5.7 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower decreases to our allowance for finance receivable losses in the 2013 period reflecting increased originations on personal loans in 2013. This increase was partially offset by $25.4 million of recoveries on charged-off personal loans resulting from the sale of these loans in June 2013 and improving delinquency trends.

Insurance revenues increased $14.1 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to increases in non-credit and credit earned premiums reflecting higher originations of personal loans in 2013.

Investment revenues for Insurance increased $2.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in net realized gains (losses) on investment securities and higher average invested asset yield, partially offset by a decrease in average invested assets.

Net loss on repurchases and repayments of debt totaled $4.4 million for the nine months ended September 30, 2013 compared to net gain on repurchases and repayments of debt of $5.9 million for the nine months ended September 30, 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt for the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the repurchase of debt in 2013 with deferred costs remaining and at net amounts greater than par compared to repurchases of debt in 2012 at net amounts less than par.

Other revenues – other increased $20.2 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to servicing fee revenues for the fees charged by Acquisitions and Servicing for servicing the SpringCastle Portfolio and lower net losses on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents.

Other revenues – other for Acquisitions and Servicing for the nine months ended September 30, 2013 include servicing fee revenues of $11.9 million for the fees charged by Acquisitions and Servicing for servicing the SpringCastle Portfolio beginning on April 1, 2013, the acquisition date. These fees are eliminated in consolidated operating results with the servicing fee expenses, which are included in other operating expenses.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012
Salaries and benefits - Consumer	$184,077	$185,261
Salaries and benefits - Insurance	11,424	8,660
Salaries and benefits - Acquisitions and Servicing	6,417	-
Total	$201,918	$193,921

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2012

Other operating expenses - Consumer	$87,609	$85,318
Other operating expenses - Insurance	7,993	7,896
Other operating expenses - Acquisitions and Servicing	52,686	-
Total	$148,288	$93,214

We recorded restructuring expenses of $15.9 million during the nine months ended September 30, 2012 in connection with our branch office closings and workforce reductions in 2012.

Insurance losses and loss adjustment expenses increased $5.3 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to an unfavorable variance in change in benefit reserves resulting from higher levels of insurance in force.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Historical Accounting Basis to Pretax Core Earnings

The following is a reconciliation from income (loss) before provision for (benefit from) income taxes on a historical accounting basis to pretax core earnings:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$(79,254)	$138,215	$5,046	$64,952
Adjustments:
Pretax operating (income) loss - Non-Core Portfolio Operations	44,405	(115,583)	182,165	(25,545)
Pretax operating loss - Other/non-originating legacy operations	134,713	14,258	129,847	23,421
Restructuring expenses - Core Consumer Operations	-	-	-	15,863
(Gain) loss from accelerated repayment/repurchase of debt - Consumer	2,890	(3,228)	4,390	(5,870)
Pretax operating income attributable to non-controlling interests	(29,851)		(83,799)
Pretax core earnings	$72,903	$33,662	$237,649	$72,821

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$170,772	$200,382	$535,280	$627,112
Finance receivables held for sale originated as held for investment	-	344	-	2,734
Total interest income	170,772	200,726	535,280	629,846

Interest expense	131,233	167,618	423,671	515,970

Net interest income	39,539	33,108	111,609	113,876

Provision for finance receivable losses	42,895	(108,117)	192,519	(26,572)

Net interest income after provision for finance receivable losses	(3,356)	141,225	(80,910)	140,448

Other revenues:
Net gain (loss) on repurchases and repayments of debt	(17,176)	7,572	(36,776)	13,769
Other	(2,009)	(13,293)	(1,550)	(48,304)
Total other revenues	(19,185)	(5,721)	(38,326)	(34,535)

Other expenses:
Operating expenses:
Salaries and benefits	7,551	7,052	20,648	21,845
Other operating expenses	14,313	12,869	42,281	57,705
Restructuring expenses	-	-	-	818
Total other expenses	21,864	19,921	62,929	80,368

Pretax operating income (loss)	$(44,405)	$115,583	$(182,165)	$25,545

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

			At or for the	At or for the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real estate

Net finance receivables			$9,619,763	$10,855,327
Number of accounts			123,145	139,188

TDR finance receivables			$3,185,023	$2,594,485
Allowance for finance receivables losses - TDR			$731,267	$593,980
Provision for finance receivable losses - TDR	$27,991	$44,028	$145,432	$95,732

Average net receivables	$9,768,782	$11,012,878	$10,086,788	$11,344,853

Yield	6.94%	7.24%	7.10%	7.39%

Loss ratio*	2.07%	2.36%	2.11%	2.66%

Delinquency ratio			7.74%	7.65%

*                  The loss ratio for the nine months ended September 30, 2013 reflects $9.9 million of recoveries on charged-off real estate loans resulting from a sale of our charged-off finance receivables in June 2013. Excluding these recoveries, our Real Estate loss ratio would have been 2.24% for the nine months ended September 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2013 and 2012

Finance charges decreased $29.6 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and the continued liquidation of the portfolio. Yield decreased for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables).

Interest expense decreased $36.4 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower secured term loan and unsecured debt interest expense allocated to Real Estate. These decreases were partially offset by higher ratio of securitization interest expense reflecting Real Estate’s utilization of three real estate loan securitization transactions since September 30, 2012.

Provision for finance receivable losses increased $151.0 million for the three months ended September 30, 2013 when compared to the same period in 2012. In September 2012, we switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivables losses for our real estate loans, which resulted in a $144.6 million decrease in the allowance for finance receivable losses. This increase was partially offset by continued liquidation of the real estate portfolio.

Net loss on repurchases and repayments of debt totaled $17.2 million for the three months ended September 30, 2013 compared to net gain on repurchases and repayments of debt of $7.6 million for the three months ended September 30, 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt for the three months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the repurchases of debt in 2013 at net amounts greater than par with deferred costs remaining compared to repurchases of debt in 2012 at net amounts less than par.

Other revenues – other increased $11.3 million for the three months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned due to a change in our assumptions with respect to estimating the initial fair value of real estate owned effective December 31, 2012 and favorable variance in net gains (losses) on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents. The change in our assumptions resulted from our valuation assessment of real estate owned in comparison to realization experience.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2013 and 2012

Finance charges decreased $91.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and the continued liquidation of the portfolio. Yield decreased for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables).

Interest expense decreased $92.3 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower secured term loan and unsecured debt interest expense allocated to Real Estate, partially offset by higher ratio of securitization interest expense reflecting Real Estate’s utilization of three real estate loan securitization transactions since September 30, 2012.

Provision for finance receivable losses increased $219.1 million for the nine months ended September 30, 2013 when compared to the same period in 2012. In September 2012, we switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivables losses for our real estate loans, which resulted in a $144.6 million decrease in the allowance for finance receivable losses. The increase in provisions for finance receivable losses also reflected the additional allowance requirements recorded in the nine months ended September 30, 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition compared to reductions to the allowance for finance receivable losses for real estate loans in the nine months ended September 30, 2012 primarily due to the cessation of real estate loan originations as of January 1, 2012. These increases were partially offset by $9.9 million of recoveries on charged-off real estate loans resulting from the sale of these loans in June 2013 and continued liquidation of the real estate portfolio.

Net loss on repurchases and repayments of debt totaled $36.8 million for the nine months ended September 30, 2013 compared to net gain on repurchases and repayments of debt of $13.8 million for the nine months ended September 30, 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt for the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily due to the repurchase of debt in 2013 with deferred costs remaining and at net amounts greater than par compared to repurchases of debt in 2012 at net amounts less than par.

Other revenues – other increased $46.8 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned due to a change in our assumptions with respect to estimating the initial fair value of real estate owned effective December 31, 2012 and lower net losses on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents. The change in our assumptions resulted from our valuation assessment of real estate owned in comparison to realization experience.

Other operating expenses decreased $15.4 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to lower real estate expenses on real estate owned.

We recorded restructuring expenses of $0.8 million for the nine months ended September 30, 2012 in connection with our branch office closings and workforce reductions in 2012.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Other also includes $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013, which is not considered pertinent in determining segment performance.

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income:
Finance charges	$10,002	$22,604	$37,631	$82,976

Interest expense	3,322	7,259	12,163	27,353

Net interest income	6,680	15,345	25,468	55,623

Provision for finance receivable losses	2,392	2,663	(3,355)	7,196

Net interest income after provision for finance receivable losses	4,288	12,682	28,823	48,427

Other revenues:
Insurance	18	23	58	84
Investments	-	1,630	1,396	4,166
Net gain (loss) on repurchases and repayments of debt	(706)	775	(977)	1,410
Other	(27)	1,295	(180)	3,094
Total other revenues	(715)	3,723	297	8,754

Other expenses:
Operating expenses:
Salaries and benefits*	136,249	7,334	149,436	25,731
Other operating expenses	2,037	23,329	9,531	48,049
Restructuring expenses	-	-	-	6,822
Total other expenses	138,286	30,663	158,967	80,602

Pretax operating loss	$(134,713)	$(14,258)	$(129,847)	$(23,421)

*                  Salaries and benefits include $131.3 million of non-cash stock compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013.

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

	September 30,
(dollars in thousands)	2013	2012

Net finance receivables:
Personal loans	$67,616	$141,505
Real estate loans	7,748	8,744
Retail sales finance	122,797	255,045
Total	$198,161	$405,294

Credit Quality

Our customers encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime at the other. Our customers’ incomes are generally near the national median but our customers may vary from national norms as to their debt-to-income ratios, employment and residency stability, and/or credit repayment histories. In general, our customers have lower credit quality and require significant levels of servicing.

As a result of the Fortress Acquisition, we applied push-down accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value on November 30, 2010. For purchased finance receivables, such as the SpringCastle Portfolio (“SCP Loans”), we also record these loans at fair value on the day of purchase.

Carrying value of finance receivables includes accrued finance charges, unamortized deferred origination costs and unamortized net premiums and discounts on purchased finance receivables. We record an allowance for loan losses to cover expected losses on our finance receivables.

For both the FA Loans and SCP Loans, we segregate between those considered to be performing (“FA Performing Loans” and “SCP Performing Loans,” respectively) and those for which it was determined it was probable that we would be unable to collect all contractually required payments (“FA Credit Impaired Loans” and “SCP Credit Impaired Loans,” respectively). For the FA Performing Loans and the SCP Performing Loans, we accrete the purchase discount to contractual cash flows over the remaining life of the loan to finance charges. For the FA Credit Impaired Loans and SCP Credit Impaired Loans, we record the expected credit loss at purchase and recognize finance charges on the expected effective yield.

FINANCE RECEIVABLES

Net finance receivables by originated before and after the Fortress Acquisition and the related allowance for finance receivable losses were as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Personal Loans
FA Performing Loans at Fortress Acquisition	$195,123	$336,141
Originated after Fortress Acquisition	2,832,132	2,313,591
Allowance for finance receivable losses	(69,605)	(66,580)
Personal loans, less allowance for finance receivable losses	2,957,650	2,583,152

SpringCastle Portfolio
SCP Performing Loans	2,055,331	N/A (a)
SCP Credit Impaired Loans	598,301	N/A
Allowance for finance receivable losses	(1,934)	N/A
SpringCastle Portfolio, less allowance for finance receivable losses	2,651,698	N/A

Real Estate Loans
FA Performing Loans at Fortress Acquisition	6,798,099	7,463,046
FA Credit Impaired Loans	1,335,640	1,398,767
Originated after Fortress Acquisition (b)	79,116	93,552
Allowance for finance receivable losses	(208,783)	(111,248)
Real estate loans, less allowance for finance receivable losses	8,004,072	8,844,117

Retail Sales Finance
FA Performing Loans at Fortress Acquisition	74,526	126,558
Originated after Fortress Acquisition	43,362	81,799
Allowance for finance receivable losses	(1,025)	(2,260)
Retail sales finance, less allowance for finance receivable losses	116,863	206,097

Total net finance receivables, less allowance	$13,730,283	$11,633,366

Allowance for finance receivable losses as a percentage of finance receivables
Personal loans	2.30%	2.51%
SpringCastle Portfolio	0.07%	N/A
Real estate loans	2.54%	1.24%
Retail sales finance	0.87%	1.08%

(a)           Not applicable. The purchase of the SpringCastle Portfolio was completed on April 1, 2013.

(b)          Real estate loan originations in 2012 and 2013 were from advances on home equity lines of credit.

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivable by type by days delinquent:

	Personal	SpringCastle		Real	Retail
(dollars in thousands)	Loans	Portfolio		Estate Loans	Sales Finance	Total

September 30, 2013

Net finance receivables:
60-89 days past due	$26,151	$62,253		$94,975	$1,705	$185,084
90-119 days past due	19,433	43,156		63,202	1,094	126,885
120-149 days past due	15,273	32,648		59,449	811	108,181
150-179 days past due	12,263	10,171		38,551	649	61,634
180 days or more past due	919	16,017		355,707	130	372,773
Total delinquent finance receivables	74,039	164,245		611,884	4,389	854,557
Current	2,904,671	2,352,344		7,416,990	110,114	12,784,119
30-59 days past due	48,545	137,043		183,981	3,385	372,954
Total	$3,027,255	$2,653,632		$8,212,855	$117,888	$14,011,630

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	N/A	*	$99,956	$2,107	$123,746
90-119 days past due	17,538	N/A		73,803	1,416	92,757
120-149 days past due	14,050	N/A		58,364	1,171	73,585
150-179 days past due	9,613	N/A		45,648	743	56,004
180 days or more past due	12,107	N/A		386,024	331	398,462
Total delinquent finance receivables	74,991	N/A		663,795	5,768	744,554
Current	2,534,960	N/A		8,094,459	197,392	10,826,811
30-59 days past due	39,781	N/A		197,111	5,197	242,089
Total	$2,649,732	N/A		$8,955,365	$208,357	$11,813,454

TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables were as follows:

	September 30,	December 31,
(dollars in thousands)	2013	2012

TDR net finance receivables	$1,272,833	$812,969
Allowance for TDR finance receivable losses	$160,983	$92,290
Allowance as a percentage of TDR net finance receivables	12.65%	11.35%
Number of TDR accounts	13,412	7,681

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2013	2012	2013	2012

Real Estate Loans

Number of TDR accounts	378	126	797	408
TDR net finance receivables*	$26,120	$12,416	$59,809	$47,418

*                  Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

We may make modifications to a loan in our newly acquired SpringCastle Portfolio to assist borrowers in avoiding default and to mitigate the risk of loss. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. There were no SpringCastle Portfolio TDR accounts as of the April 1, 2013 acquisition date as any account deemed as a TDR under our policy was categorized as a purchased credit impaired finance receivables. The amount of SpringCastle Portfolio loans that has been classified as a TDR finance receivable subsequent to the acquisition date is less than $50 thousand and has not yet reached a significant level for detailed disclosure.

Liquidity and Capital Resources

We have historically financed the majority of our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, unsecured debt, and borrowings under our secured term loan. In the future, we plan to finance our operating liquidity and capital needs through a combination of cash flows from operations, securitization debt, unsecured debt, other corporate debt facilities, and equity.

Our primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $67.1 million as of September 30, 2013.

At September 30, 2013, we had $1.2 billion of cash and cash equivalents and during the nine months ended September 30, 2013 we generated net income of $37.9 million. Our net cash outflow from operating and investing activities totaled $1.8 billion for the nine months ended September 30, 2013 as a result of the purchase of the SpringCastle Portfolio. At September 30, 2013, our remaining principal and interest payments for 2013 on our existing debt (excluding securitizations) totaled $560.0 million. Additionally, we have $262.8 million of debt maturities and interest payments (excluding securitizations) due in the first nine months of 2014. As of September 30, 2013, we had $1.4 billion UPB of unencumbered personal loans and $1.0 billion UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. We have also employed interest rate swap agreements to adjust our fixed/floating mix of total debt. On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement. On a historical accounting basis, our floating-rate debt represented 15% of our borrowings at September 30, 2013 and 31% at December 31, 2012 (which included the impact of our remaining interest rate swap agreement). Adjustable-rate real estate loans represented 5% of our real estate loans at September 30, 2013 and December 31, 2012 (on a historical accounting basis).

LIQUIDITY

Operating Activities

Cash from operations increased $186.7 million for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to higher net interest income, lower pension expenses primarily due to the pension plan freeze effective December 31, 2012, and lower occupancy expenses reflecting fewer branch offices in the 2013 period as a result of the restructuring activities during the first half of 2012. These increases were partially offset by servicing fee expenses charged by HSBC to service the SpringCastle Portfolio and perform collection services, pursuant to an interim servicing agreement and higher advertising expenses, and legal settlement costs paid in the nine months ended September 30, 2013.

Investing Activities

Net cash provided by (used for) investing activities decreased $3.5 billion for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to the purchase of the SpringCastle Portfolio.

Financing Activities

Net cash provided by (used for) financing activities increased $1.9 billion for the nine months ended September 30, 2013 when compared to the same period in 2012 primarily due to higher net issuances of long-term debt reflecting eight securitization transactions and three unsecured offerings of senior notes in the 2013 period.

Liquidity Risks and Strategies

We currently have a significant amount of indebtedness in relation to our equity. SFC’s credit ratings are non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, negatively affects our ability to manage our liquidity and our ability and cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•                 our inability to grow our personal loan portfolio with adequate profitability;

•                 the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•                 the liquidation and related losses within our real estate portfolio could be substantial and result in reduced cash receipts;

•                 potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans; and

•                 the potential for disruptions in bond and equity markets.

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing the following strategies:

•                 managing purchases of finance receivables and maintaining disciplined underwriting standards and pricing for loans we originate or purchase;

•                 pursuing additional debt financings (including new securitizations and new unsecured debt issuances, debt refinancing transactions and standby funding facilities), or a combination of the foregoing,

•                 purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we or our affiliates may determine; and

•                 obtaining secured revolving credit facilities to allow us to use excess cash to pay down higher cost debt.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to, or in some cases approval from, the Indiana Department of Insurance. The maximum amount of dividends that can be paid without prior approval in a 12 month period, measured retrospectively from the date of payment, is the greater of 10% of policyholders’ surplus as of the prior year-end, or the net gain from operations as of the prior year-end. Our insurance subsidiaries paid $150.0 million of extraordinary dividends in the second quarter of 2012 upon receiving prior approval. On July 19, 2013, our insurance subsidiaries paid an additional $150.0 million of extraordinary dividends upon receiving prior approval. On July 31, 2013, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $57.8 million, upon receiving prior approval.

OUR DEBT AGREEMENTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. These agreements also contain certain restrictions, including restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and restrictions on the intercompany transfer of funds from certain subsidiaries to SFC or SFI, except for those funds needed for debt payments and operating expenses. SFC subsidiaries that borrow funds through the secured term loan are also required to pledge eligible finance receivables or certain other assets to support their borrowing under the secured term loan.

With the exception of SFC’s junior subordinated debentures and the 2013-BAC securitization, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios, except the requirement to maintain a certain level of pledged finance receivables or certain other assets under the secured term loan.

Under our debt agreements, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of September 30, 2013, we were in compliance with all of the covenants under our debt agreements.

Junior Subordinated Debentures

In January 2007, SFC issued $350.0 million aggregate principal amount of 60-year junior subordinated debentures (the “debentures”) under an indenture dated January 22, 2007 (the “Junior Subordinated Indenture”), by and between SFC and Deutsche Bank Trust Company, as trustee. The debentures underlie the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the debentures at par beginning in January 2017.

The Junior Subordinated Indenture restricts SFC’s ability to sell or convey all or substantially all of its assets, unless the transferee assumes SFC’s obligations and covenants under the Junior Subordinated Indenture. The Junior Subordinated Indenture provides for customary events of default, including: payment defaults; bankruptcy and insolvency; and upon admission by SFC in writing of its inability to pay its debts generally as they become due or that it has taken corporate action with regard to the commencement of voluntary bankruptcy or insolvency proceedings. In the case of an event of default arising from certain events of bankruptcy or insolvency, all outstanding debentures will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding debentures may declare all the debentures to be due and payable immediately.

Further, pursuant to the terms of the debentures, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the debentures (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the debentures otherwise payable on the next interest payment date and pays such amount to the holders of the debentures. A mandatory trigger event occurs if SFC’s (1) tangible equity to tangible managed assets is less than 5.5% or (2) average fixed charge ratio is not more than 1.10x for the trailing four quarters (where the fixed charge ratio equals earnings excluding income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends).

Based upon SFC’s financial results for the twelve months ended September 30, 2013, a mandatory trigger event occurred with respect to the payment due in January 2014 as the average fixed charge ratio was 0.76x (while the tangible equity to tangible managed assets ratio was 9.59%). As of November 12, 2013, SFC has not obtained the non-debt capital funding necessary to satisfy the January 2014 interest payments required by SFC’s debentures.

2013-BAC Securitization

On September 25, 2013, we completed a private securitization transaction in which the 2013-BAC Trust, a wholly owned special purpose vehicle of SFC, issued $500.0 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. We sold the personal loan-backed notes for gross proceeds of $500.0 million.

In connection with the 2013-BAC securitization, SFC is required to maintain a consolidated tangible net worth covenant. At September 30, 2013, SFC is in compliance with this covenant.

Secured Term Loan

SFFC, a wholly owned subsidiary of SFC, is party to a six-year secured term loan pursuant to a credit agreement among SFFC, SFC, the Subsidiary Guarantors, and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent.

On April 11, 2013, SFFC made a mandatory prepayment, without penalty or premium, of $714.9 million of outstanding principal (plus accrued interest) on the secured term loan. On each of May 15, 2013 and May 30, 2013, SFFC made additional prepayments, without penalty or premium, of $500.0 million of outstanding principal (plus accrued interest) on the secured term loan. On July 29, 2013 and September

30, 2013, SFFC made prepayments, without penalty or premium, of $235.1 million and $1.25 billion, respectively, of outstanding principal (plus accrued interest) on the secured term loan. In addition, on September 30, 2013, the parties to the secured term loan entered into the New Loan Tranche, which consisted of new term loan commitments totaling $750.0 million pursuant to the incremental facility joinder agreement to the secured term loan. Proceeds from the New Loan Tranche were used to fund the $1.25 billion prepayment of existing secured term loans due 2017. On October 11, 2013, SFFC made a prepayment, without penalty or premium, of $550.0 million of outstanding principal (plus accrued interest) on the secured term loan. Following the prepayment, the initial loans under the secured term loan maturing in 2017 were fully repaid, and the outstanding principal amount of loans under the New Loan Tranche of the secured term loan maturing in 2019, put in place on September 30, 2013, totaled $750.0 million.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act. As of September 30, 2013, our structured financings consisted of the following:

		Current			Initial
	Initial Note	Note	Initial	Current	Weighted
	Amounts	Amounts	Collateral	Collateral	Average	Collateral	Revolving
(dollars in thousands)	Issued (a)	Outstanding	Balance	Balance	Interest Rate	Type	Period

Mortgage Securitizations
AGFMT 2006-1	$457,061	$120,549	$473,570	$140,975	5.7500%	Mortgage loans	N/A
AGFMT 2009-1	1,179,513	252,432	1,965,856	1,075,353	4.5625%	Mortgage loans	N/A
AGFMT 2010-1	716,897	309,721	1,002,653	624,509	5.3000%	Mortgage loans	N/A
SLFMT 2011-1	365,441	262,691	496,861	390,323	4.8266%	Mortgage loans	N/A
SLFMT 2012-1	394,611	297,333	473,009	401,700	3.7447%	Mortgage loans	N/A
SLFMT 2012-2	770,806	629,479	970,034	871,983	3.3384%	Mortgage loans	N/A
SLFMT 2012-3	794,854	675,891	1,030,568	952,758	2.7190%	Mortgage loans	N/A
SLFMT 2013-1	782,489	719,346	1,021,846	976,243	3.0317%	Mortgage loans	N/A
SLFMT 2013-2	756,878	733,125	1,137,307	1,120,470	2.8800%	Mortgage loans	N/A

Consumer Securitizations
SLFMT 2013-A	567,880	567,880	662,247	662,248	2.8880%	Personal loans	2 years
SLFMT 2013-B	370,170	370,170	441,989	441,990	4.0627%	Personal loans	3 years
SLFMT 2013-BAC	500,000	500,000	645,162	645,162	(b)	Personal loans	N/A

Total mortgage and consumer securitizations	7,656,600	5,438,617	10,321,102	8,303,714

SpringCastle Securitization						Personal and junior
SCFT 2013-1	2,572,000	2,170,134	3,934,955	3,551,145	3.7862%	mortgage loans	N/A

Total secured structured financings	$10,228,600	$7,608,751	$14,256,057	$11,854,859

(a)           Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)          Initial weighted average interest for SLFMT 2013-BAC was the average daily one-month LIBOR plus 2.00%.

We completed the following mortgage securitization in October 2013:

		Current			Initial
	Initial Note	Note	Initial	Current	Weighted
	Amounts	Amounts	Collateral	Collateral	Average	Collateral	Revolving
(dollars in thousands)	Issued *	Outstanding	Balance	Balance	Interest Rate	Type	Period

Mortgage Securitization
SLFMT 2013-3	$292,978	$292,978	$500,390	$500,390	2.6600%	Mortgage loans	N/A

*                  Represents securities sold at time of issuance or at a later date and does not include retained notes.

In addition to the structured financings included in the table above, we completed two conduit securitizations in September 2013, which were not funded at closing, as discussed in “2013 Initiatives – Consumer Loan Securitizations.”

Our recent securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Weighted average interest rate	5.32%	6.01%	5.54%	6.07%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2013 or December 31, 2012.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 2 of the Notes to Consolidated Financial Statements in our Prospectus. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•                 allowance for finance receivable losses;

•                 purchased credit impaired finance receivables;

•                 TDR finance receivables;

•                 push-down accounting; and

•                 fair value measurements.

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “—Critical Accounting Policies and Estimates - Allowance for Finance Receivable Losses” in our Prospectus for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses.

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2013.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements for discussion of recently issued accounting pronouncements.

Glossary of Terms

Average debt	average of debt for each day in the period

Average net receivables	average of net finance receivables at the beginning and end of each month in the period

Charge-off ratio	annualized net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period

Delinquency ratio	UPB 60 days or more past due (greater than three payments unpaid) as a percentage of UPB

Gross charge-off ratio	annualized gross charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period

Junior Subordinated Indenture

capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

Loss ratio

annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales of real estate owned, and operating expenses related to real estate owned as a percentage of the average of real estate loans at the beginning of each month in the period

Net interest income	total interest income less total interest expense

Recovery ratio	annualized recoveries on net-charge offs as a percentage of the average of net finance receivables at the beginning of each month in the period

Tangible equity	total equity less accumulated other comprehensive income or loss

Weighted average interest rate	annualized interest expense as a percentage of average debt

Yield	annualized finance charges as a percentage of average net receivables

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our quantitative and qualitative market risk disclosures at June 30, 2013 and December 31, 2012 were disclosed in our Prospectus. There have been no significant changes to our market risk since this filing.

Item 4. Controls and Procedures.

(a)                  Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms. The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures as of the end of each quarter and year using the framework and criteria established in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an evaluation of the disclosure controls and procedures as of September 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective and that the condensed consolidated financial statements fairly present our consolidated financial position and the results of our operations for the periods presented.

(b)                  Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors described under the caption “Risk Factors” in our Prospectus. There have been no material changes in the Company’s risk factors since this filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 15, 2013, our registration statement (File No. 333-190653) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 11,631,667 shares of common stock by us and 9,413,481 shares of common stock by the selling shareholders, and we granted the underwriters an over-allotment option to purchase an additional 3,156,772 shares, all at a public offering price of $17.00 per share. The underwriters exercised the over-allotment option in full on October 16, 2013. On October 21, 2013, the offering closed with offering proceeds to us (before expenses) of $235.6 million and to the selling stockholders (before expenses) of $149.6 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Allen & Company LLC and Barclays Capital Inc. acted as joint book-running managers.

As a result of the offering, we received net proceeds of approximately $235.6 million, after deducting underwriting discounts and commissions of $15.8 million and additional offering-related expenses of approximately $4.0 million, for total expenses to us of approximately $19.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent or more of any class of our equity securities or to any other affiliate.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 99 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF HOLDINGS, INC.
(Registrant)

Date:	November 12, 2013	By	/s/ Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

3.1*	Restated Certificate of Incorporation of Springleaf Holdings, Inc.

3.2*	Amended and Restated Bylaws of Springleaf Holdings, Inc.

4.1

7.750% Senior Notes Indenture, dated September 24, 2013, between Springleaf Finance Corporation and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit (4.1) to Springleaf Finance Corporation’s Current Report on Form 8-K dated September 25, 2013.

4.2

8.250% Senior Notes Indenture, dated September 24, 2013, between Springleaf Finance Corporation and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit (4.2) to Springleaf Finance Corporation’s Current Report on Form 8-K dated September 25, 2013.

10.1

Form of Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc. (formerly known as Springleaf Holdings, LLC), filed October 1, 2013.

10.2

Registration Rights Agreement, dated as of September 24, 2013, between Springleaf Finance Corporation and the representative of the Initial Purchasers. Incorporated by reference to Exhibit (10.1) to Springleaf Finance Corporation’s Current Report on Form 8-K dated September 25, 2013.

10.3

Registration Rights Agreement, dated as of September 24, 2013, between Springleaf Finance Corporation and the representative of the Initial Purchasers. Incorporated by reference to Exhibit (10.2) to Springleaf Finance Corporation’s Current Report on Form 8-K dated September 25, 2013.

10.4

Joinder Agreement, dated as of September 30, 2013, among Springleaf Financial Funding Company, as borrower, Springleaf Finance Corporation and the subsidiaries of Springleaf Finance Corporation party thereto, as guarantors, Bank of America, N.A., as new 2019 term lender, and Bank of America, N.A., as administrative agent and as collateral agent. Incorporated by reference to Exhibit (10.1) to Springleaf Finance Corporation’s Current Report on Form 8-K dated September 30, 2013.

10.5*	Stockholders Agreement between Springleaf Holdings, Inc. and Springleaf Financial Holdings, LLC.

10.6	Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit (99.1) to the Registration Statement on Form S-8 of Springleaf Holdings, Inc., filed October 15, 2013.

10.7

Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit (10.9) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

10.8

Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit (10.10) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

Exhibit Index (Continued)

Exhibit

10.9

Form of Restricted Stock Unit Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit (10.16) to Amendment No. 4 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 11, 2013.

10.10

Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Jay Levine, dated as of September 30, 2013. Incorporated by reference to Exhibit (10.10) to Springleaf Finance Corporation’s Registration Statement on Form S-4 dated October 30, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of Springleaf Holdings, Inc.

32	Section 1350 Certifications

*      Filed herewith.