Form 10-Q/A
period 2013-09-30
Springleaf Holdings, Inc.
filed 2013-11-22
CIK 1584207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-36129

SPRINGLEAF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3379612
(State of Incorporation)	(I.R.S. Employer Identification No.)

601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)

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

Yes ☑      No ☐

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

Explanatory Note

The purpose of this Amendment No. 1 to Springleaf Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 12, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Exhibit Index

Exhibit

101.INS*                 XBRL Instance Document

101.SCH*            XBRL Taxonomy Extension Schema Document

101.CAL*           XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*             XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*           XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*              XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*                 As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF HOLDINGS, INC.
(Registrant)

Date:	November 22, 2013	By	/s/	Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)