Form 10-K
period 2013-12-31
Springleaf Holdings, Inc.
filed 2014-04-15
CIK 1584207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                  .

Commission file number 001-36129

SPRINGLEAF HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3379612
(State of incorporation)	(I.R.S. Employer Identification No.)

601 N.W. Second Street, Evansville, IN	47708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (812) 424-8031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity of Springleaf Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2013 was $0.

At April 15, 2014, there were 114,832,895 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•                  changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from our insurance segment;

•                  levels of unemployment and personal bankruptcies;

•                  natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•                  war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce;

•                  our ability to successfully realize the benefits of a $3.9 billion consumer loan portfolio acquired on April 1, 2013 from HSBC Finance Corporation and certain of its affiliates (collectively, “HSBC”), through a joint venture in which we own a 47% equity interest (the “SpringCastle Portfolio”) as a result of integration difficulties and other challenges;

•                  the potential liabilities and increased regulatory scrutiny associated with the SpringCastle Portfolio;

•                  our ability to successfully integrate the centralized mortgage servicing center in Dallas, Texas (the “Texas Facility”) and any centralized servicing centers that we may establish in the future;

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

•                  changes in federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (which, among other things, established the Consumer Financial Protection Bureau (“the CFPB”), which has broad authority to regulate and examine financial institutions), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

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

•                  our ability to comply with our debt covenants;

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

•                  changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business; and

•                  other risks described in “Risk Factors” in Item 1A in Part I of this report.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this report that could cause actual results to differ before making an investment decision to purchase our common stock. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

PART I

Item 1.  Business.

BUSINESS OVERVIEW

Springleaf Holdings, Inc. (“SHI” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” “the Company,” “we,” “us,” or “our”) is a leading consumer finance company providing responsible loan products to customers through our branch network and through our internet lending business, known as our iLoan division. We have a nearly 100-year track record of high quality origination, underwriting and servicing of personal loans, primarily to non-prime consumers. Our deep understanding of local markets and customers, together with our proprietary underwriting process and data analytics, allow us to price, manage and monitor risk effectively through changing economic conditions. With an experienced management team, a strong balance sheet, proven access to the capital markets and strong demand for consumer credit, we believe we are well positioned for future growth.

We staff each of our branch offices with local, well-trained personnel who have significant experience in the industry and with Springleaf. Our business model revolves around an effective origination, underwriting, and servicing process that leverages each branch office’s local presence in these communities along with the personal relationships developed with our customers. Credit quality is also driven by our long-standing underwriting philosophy, which takes into account each prospective customer’s household budget, and his or her willingness and capacity to repay the loan. Our extensive network of branches and expert personnel is complemented by our iLoan division. Formed at the beginning of 2013, our iLoan division allows us to reach customers located outside our branch footprint and to more effectively process applications from customers within our branch footprint who prefer the convenience of online transactions.

In connection with our personal loan business, our two insurance subsidiaries offer our customers credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

In addition, we pursue strategic acquisitions of loan portfolios through our loan portfolio acquisitions business, known as our Springleaf Acquisitions division, which we service through our centralized servicing operation. As part of this strategy, on April 1, 2013, we acquired the SpringCastle Portfolio through a joint venture in which we own a 47% equity interest. See “Core Consumer Operations—Acquisitions and Servicing” for further information on the SpringCastle Portfolio. Through the acquisition of the SpringCastle Portfolio and other similar acquisitions, we expect to achieve a meaningful return on our investment as well as receive servicing fee income.

We also intend to pursue fee-based opportunities in servicing loans for others through Springleaf Servicing Solutions, our centralized servicing division. See “Centralized Support—Springleaf Servicing Solutions” for further information on our centralized servicing centers.

At December 31, 2013, we had $13.8 billion of net finance receivables due from over 1.3 million customer accounts.

SHI is a financial services holding company whose principal subsidiary is Springleaf Finance, Inc. (“SFI”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”), a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. As of the date of this report, Springleaf Financial Holdings, LLC (the “Initial Stockholder”), an entity controlled by a private equity fund managed by Fortress Investment Group LLC (“Fortress”), owns approximately 75% of SHI’s outstanding common stock.

Prior to the initial public offering of SHI’s common stock, FCFI Acquisition LLC (“FCFI”), an affiliate of Fortress, owned an 80% economic interest in SHI and American International Group, Inc. (“AIG”) indirectly owned a 20% economic interest in SHI. FCFI acquired its 80% economic interest in SHI in November 2010. This transaction is referred to in this report as the “Fortress Acquisition.”

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving the large and growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to Experian plc, as of December 31, 2013, the U.S. consumer finance industry had grown to approximately $2.3 trillion of outstanding borrowings in the form of personal loans, vehicle loans and leases, credit cards, home equity lines of credit, and student loans. According to the Federal Deposit Insurance Corporation, there were approximately 51 million adults living in under-banked households in the United States in 2011. Furthermore, difficult economic conditions in recent years have resulted in an increase in the number of non-prime consumers in the United States.

This industry’s traditional lenders have recently undergone fundamental changes, forcing many to retrench and in some cases to exit the market altogether. Tightened credit requirements imposed by banks, credit card companies, and other traditional lenders that began during the recession of 2008-2009 have further reduced the supply of consumer credit for non-prime borrowers. In addition, we believe that recent regulatory developments create a dis-incentive for these lenders to resume or support these lending activities. As a result, while the number of non-prime consumers in the United States has grown in recent years, the supply of consumer credit to this demographic has contracted. We believe this large and growing number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our business model.

Installment lending to non-prime consumers is one of the most highly fragmented sectors of the consumer finance industry. We believe that installment loans made by competitors that we track are presently provided through approximately 5,000 individually-licensed finance company branches in the United States. We are one of the few remaining national participants in the consumer installment lending industry still servicing this large and growing population of non-prime customers. Our iLoan division, combined with the capabilities resident in our national branch system, provides an effective nationwide platform to efficiently and responsibly address this growing market of consumers. We believe we are, therefore, well-positioned to capitalize on the significant growth and expansion opportunity created by the large supply-demand imbalance within our industry.

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2013, our four segments include: Consumer, Insurance, Acquisitions and Servicing, and Real Estate. The Acquisitions and Servicing segment was added effective April 1, 2013, as a result of our co-investment in the SpringCastle Portfolio.

Management considers Consumer, Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.”

CORE CONSUMER OPERATIONS

Consumer

We originate and service secured and unsecured personal loans and offer voluntary credit insurance and related products through our branches and our iLoan division. Personal loan origination and servicing, along with our insurance products, forms the core of our operations. Our branch operations and our iLoan division have over 3,300 employees and over 830 branch offices in 26 states. In addition, our centralized support operations provide servicing support to branch operations and the iLoan division.

Products and Services. Our personal loan portfolio comprises high yielding assets that have performed well through difficult market conditions. Our personal loans are typically fully amortizing, fixed rate, non-revolving loans frequently secured by titled personal property, consumer goods, or other personal property.

Customer Development. Our extensive branch network helps solicit new prospects by facilitating our “high-touch” servicing approach for personal loans due to the geographical proximity that typically exists between our branch offices and our customers. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also leads to additional lending opportunities.

Our iLoan division allows us to reach customers located outside our branch footprint and to more effectively process applications for customers within our branch footprint who prefer the convenience of online transactions. We believe this provides us a significant opportunity to grow our customer base, loan portfolio and finance charges. If a customer applies online and is located near an existing branch, we request, though do not require, that the customer visit the branch to meet with one of our employees, who will close and fund the loans. Loans closed in a branch office are serviced by that branch. This approach provides the branches with an additional source of customers who are located close to a branch, but who prefer the convenience of applying online or during hours when the branches are not open. We also believe that this approach will enable us to leverage our branch network to offer additional products and services, including insurance products, and to help maintain the credit quality of the loans we source online.

We use search engine optimization, banner advertisements and email campaigns to attract new customers through the internet. We also have entered into agreements with other internet loan originators to purchase leads for potential customers seeking loans. During 2013, we implemented e-signature capabilities to facilitate our online lending products. Customers who are approved for loans through our iLoan division also have the added convenience of receiving the loan funds through an automated clearinghouse (“ACH”) direct deposit into their bank accounts. These loans are serviced by our centralized servicing operation.

We also solicit new prospects, as well as current and former customers, through a variety of direct mail offers. Our data warehouse is a central, proprietary source of information regarding current and former customers. We use this information to tailor offers to specific customers. In addition to internal data, we purchase lists of new potential personal loan borrowers from major list vendors based on predetermined selection criteria. Mail solicitations include invitations to apply for personal loans and pre-qualified offers of guaranteed personal loan credit.

During 2013, we established a merchant referral program under which merchants refer their customers to us and we originate a loan directly to the merchant’s customers to facilitate a retail purchase. We believe this approach allows us to apply our proprietary underwriting standards to these loans rather than relying on the merchant’s underwriting standards. In addition, it gives us direct access to the customer, which gives our branches the opportunity to build a relationship with the customer that could lead to opportunities to offer additional products and services, including insurance products. Our branch employees are actively soliciting new relationships with merchants in their communities, and we believe that this referral program provides us with a significant opportunity to grow our customer base and increase our finance receivables revenue.

Credit Risk. We use credit risk scoring models at the time of the credit application to assess the applicant’s expected willingness and capacity to repay. We develop these models using numerous factors, including past customer credit repayment experience and application data, and periodically revalidate these models based on recent portfolio performance. Our underwriting process in the branches and for loan applications received through our website that are not automatically approved also includes the development of a budget (net of taxes and monthly expenses) for the applicant. We may obtain a security interest in either titled personal property or consumer household goods.

Our customers are primarily considered non-prime and require significantly higher levels of servicing than prime or near-prime customers. As a result, we charge these customers higher interest rates to compensate us for the related credit risks and servicing.

Account Servicing. The account servicing and collection processing for our personal loans are generally handled at the branch office where the personal loans were originated, or in our centralized service centers for loans originated by the iLoan division. All servicing and collection activity is conducted and documented on the Customer Lending and Solicitation System (“CLASS”), a proprietary system which logs and maintains, within our centralized information systems, a permanent record of all transactions and notations made with respect to the servicing and/or collection of a personal loan and is also used to assess a personal loan application. CLASS permits all levels of branch office management to review on a daily basis the individual and collective performance of all branch offices for which they are responsible.

Insurance

We market our insurance products to eligible finance receivable customers through both our branch operations and our iLoan division. This allows us to benefit from the customer base underlying our consumer loan business, which significantly reduces the marketing expenses that are typically borne by insurance companies. In addition, the overhead costs of our consumer and insurance businesses are shared.

Our insurance business is conducted through our subsidiaries, Merit Life Insurance Co. (“Merit”) and Yosemite Insurance Company (“Yosemite”), which are both wholly owned subsidiaries of SFC. Merit is a life and health insurance company that writes credit life, credit accident and health, and non-credit insurance and is licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands. Yosemite is a property and casualty insurance company that writes credit-related property and casualty and credit involuntary unemployment insurance and is licensed in 46 states.

We write the following types of credit insurance policies covering our customers and the property pledged as collateral through products that we offer to our customers:

•                  Credit life insurance. Insures the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provides for payment to the lender of the finance receivable in the event of the borrower’s death.

•                  Credit accident and health insurance. Provides scheduled monthly loan payments to lender during borrower’s disability due to illness or injury.

•                  Credit involuntary unemployment insurance. Provides scheduled monthly loan payments to the lender during borrower’s involuntary unemployment.

•                  Credit-related property and casualty insurance. Written to protect the value of property pledged as collateral for the finance receivable.

A borrower’s purchase of credit life, credit accident and health, credit-related property and casualty, or credit involuntary unemployment insurance is voluntary, with the exception of lender placed property damage coverage for property pledged as collateral. Non-credit insurance policies are primarily traditional level term life policies. The purchase of this coverage is also voluntary.

We also offer ancillary products. The ancillary products we offer are home security and auto security membership plans and home appliance service contracts of unaffiliated companies. We have no risk of loss on these membership plans, and these plans are not considered insurance products. The unaffiliated companies providing these membership plans and service contracts are responsible for any required reimbursement to the customer on these products.

Acquisitions and Servicing

We pursue strategic acquisitions of loan portfolios through our Springleaf Acquisitions division, which we service through our centralized servicing operation. As part of this strategy, on April 1, 2013, we acquired the SpringCastle Portfolio through a joint venture in which we own a 47% equity interest and which we consolidate in our financial statements. On the purchase date, the SpringCastle Portfolio consisted of over 415,000 unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). These loans vary in form and substance from our originated loans and are in a liquidating status. We assumed the direct servicing obligations for these loans in September 2013. At December 31, 2013, the SpringCastle Portfolio included over 344,000 of acquired loans, representing $2.5 billion in net finance receivables.

CENTRALIZED SUPPORT

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•                  mail and telephone solicitations;

•                  payment processing;

•                  servicing of seriously delinquent real estate loans and certain personal loans;

•                  foreclosure and real estate owned processing;

•                  real estate escrow accounts;

•                  collateral protection insurance tracking; and

•                  charge-off recovery operations.

Springleaf Servicing Solutions

On September 1, 2013, we purchased a loan servicing facility located in London, Kentucky (the “Kentucky Facility”) from Renaissance Bankcard Services of Kentucky, Inc. (“Renaissance”), a subsidiary of HSBC. The acquisition of the Kentucky Facility, including the transfer of over 200 employees of Renaissance to Springleaf, provides us with a state-of-the-art centralized collection facility for personal loans to position ourselves for additional portfolio purchases or fee-based servicing as well as additional flexibility in the servicing of our own personal loans. During 2013, we also established the Texas Facility, which provides centralized services for our real estate loans, to complement our Evansville, Indiana servicing operation. Together the Kentucky Facility, the Texas Facility, and Evansville servicing centers provide significant flexibility in servicing our own loans as well as those of third parties.

OPERATIONAL CONTROLS

We control and monitor our businesses through a variety of methods including the following:

•                  Our operational policies and procedures standardize various aspects of lending and collections.

•                  Our branch finance receivable systems control amounts, rates, terms, and fees of our customers’ accounts; create loan documents specific to the state in which the branch office operates or to the customer’s location if the loan is made electronically through our iLoan division; and control cash receipts and disbursements.

•                  Our headquarters accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences.

•                  Our credit risk management system reports allow us to track individual branch office performance and to monitor lending and collection activities.

•                  Our executive information system is available to headquarters and field operations management to review the status of activity through the close of business of the prior day.

•                  Our branch field operations management structure is designed to control a large, decentralized organization with succeeding levels of supervision staffed with more experienced personnel.

•                  Our field operations compensation plan aligns the operating activities and goals with corporate strategies by basing the incentive portion of field personnel compensation on profitability and credit quality.

•                  Our compliance department assesses our compliance with federal and state laws and regulations, as well as our compliance with our internal policies and procedures; manages our regulatory examination process; and maintains our consumer complaint resolution and reporting process.

•                  Our internal audit department audits our business for adherence to operational policy and procedure and compliance with federal and state laws and regulations.

REGULATION

Consumer, Real Estate, and Acquisitions and Servicing

Federal Laws. Various federal laws and regulations govern loan origination, servicing and collections, including:

•                  the Dodd-Frank Act;

•                  the Equal Credit Opportunity Act (prohibits discrimination against creditworthy applicants) and the CFPB Regulation B, which implements that Act;

•                  the Fair Credit Reporting Act (governs the accuracy and use of credit bureau reports);

•                  the Truth in Lending Act (governs disclosure of applicable charges and other finance receivable terms) and the CFPB’s Regulation Z, which implements that Act;

•                  the Fair Debt Collection Practices Act;

•                  the Gramm-Leach-Bliley Act (governs the handling of personal financial information) and CFPB Regulation P, which implements that Act;

•                  the Servicemembers Civil Relief Act, which can impose limitations on the servicer’s ability to collect on a loan originated with an obligor who is on active duty status and up to 9 months thereafter;

•                  the Real Estate Settlement Procedures Act and the CFPB’s Regulation X (both of which regulate the making and servicing of certain loans secured by real estate);

•                  the Federal Trade Commission’s Consumer Claims and Defenses Rule, also known as the “Holder in Due Course” Rule; and

•                  the Federal Trade Commission Act.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law and the regulations promulgated under it are likely to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that become effective January 10, 2014 and are applicable to a substantial portion of the portfolio serviced by or for Springleaf. The CFPB has significant authority to implement and enforce Federal consumer finance laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls.

The CFPB has supervisory, examination and enforcement authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as any nonbank that it has reasonable cause to determine has engaged or is engaging in conduct that poses risks to consumers with regard to consumer financial products or services. In addition to the authority to bring nonbanks under the CFPB’s supervisory authority based on risk determinations, the CFPB also has authority under the Dodd-Frank Act to supervise nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including, mortgage originators, brokers and servicers) and payday lenders. Currently, the CFPB has supervisory authority over us with respect to mortgage servicing and mortgage origination, which allows the CFPB to conduct an examination of our mortgage servicing practices and our prior mortgage origination practices. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. We expect to be designated as a “larger participant.” In addition to its supervision and examination authority, the CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. After the effective date of the CFPB’s new mortgage servicing regulations, Springleaf received a request from the CFPB for information on Springleaf’s servicing of residential mortgage loans. According to the request, the primary purpose of this limited review is to assess elements of Springleaf’s compliance with a specific section of the new rules, which covers general servicing policies, procedures, and requirements.

In addition to its supervision and examination authority, CFPB has enforcement authority and is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws (including the CFPB’s own rules). The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more states attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on us or our business. The CFPB has actively utilized this enforcement authority against financial institutions and financial service providers, including the imposition of significant monetary penalties and orders for restitution and orders requiring mandatory changes to compliance policies and procedures, enhanced oversight and control over affiliate and third-party vendor agreements and services and mandatory review of business practices, policies and procedures by third-party auditors and consultants. If, as a result of an examination, the CFPB were to conclude that our loan origination or servicing activities violate applicable law or regulations, we could be subject to a formal or informal enforcement action. Formal enforcement actions are generally made public, which carries reputational risk. We have not been notified of any planned examinations or enforcement actions by the CFPB.

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are created, transferred, sold, or conveyed through issuance of asset-backed securities (“ABS”) with an exception for securitizations that are wholly composed of “qualified residential mortgages.” Several Federal agencies jointly approved proposed rulemaking in April 2011 that would implement the risk retention requirements of Section 941 of the Dodd-Frank Act. On August 28, 2013, these Federal agencies issued a revised proposed rule, which makes various changes to the risk retention requirements in the original proposed rule, including to the definition of qualified residential mortgages and risk-retention exempt securitizations of qualified residential mortgages. Moreover, the Securities and Exchange Commission (the “SEC”) has proposed significant changes to Regulation AB, including, among other requirements, that issuers and underwriters make any third-party due diligence reports on ABS publicly available. lf these proposed rules are adopted in their present form, they could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities. Many of these regulations will be phased in over the next year or a longer period. Once implemented, the risk retention requirement may limit our ability to securitize loans and impose on us additional compliance requirements to meet origination and servicing criteria for qualified residential mortgages. The impact of the risk retention rule on the asset-backed securities market is uncertain.

State Laws. Various state laws and regulations also govern personal loans and real estate secured loans. Many states have laws and regulations that are similar to the federal laws referred to above, but the degree and nature of such laws and regulations vary from state to state. While federal law preempts state law in the event of certain conflicts, compliance with state laws and regulations is still required in the absence of conflicts.

These additional state laws and regulations, under which we conduct a substantial amount of our business, generally:

•                  provide for state licensing and periodic examination of lenders and loan originators, including state laws adopted or amended to comply with licensing requirements of the federal SAFE Act (which, in some states, requires licensing of individuals who perform real estate loan modifications);

•                  require the filing of reports with regulators;

•                  impose maximum term, amount, interest rate, and other charge limitations;

•                  regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•                  provide for additional consumer protections.

There is a clear trend of increased state regulation, as well as more detailed reporting, more detailed examinations, and coordination of examinations among the states.

Insurance

State authorities regulate and supervise our insurance segment. The extent of such regulation varies by product and by state, but relates primarily to the following:

•                  licensing;

•                  conduct of business, including marketing and sales practices;

•                  periodic financial and market conduct examination of the affairs of insurers;

•                  form and content of required financial reports;

•                  standards of solvency;

•                  limitations on the payment of dividends and other affiliate transactions;

•                  types of products offered;

•                  approval of policy forms and premium rates;

•                  permissible investments;

•                  reserve requirements for unearned premiums, losses, and other purposes; and

•                  claims processing.

Every jurisdiction in which we operate regulates credit insurance premium rates and premium refund calculations.

COMPETITION

We operate primarily in the consumer installment lending industry focusing on the non-prime customer. Along with OneMain Financial, Springleaf is the only remaining national participant of size in the consumer installment lending industry serving the large and growing population of non-prime customers. We define national consumer installment lenders to be companies with over 500 branches and with personal loan finance receivables in excess of $2 billion. In addition to our direct competitor, we also compete with other consumer finance and internet lending companies, as well as other types of financial institutions within our geographic footprint and over the internet, including community banks and credit unions, that offer similar products and services. We believe that competition between consumer installment lenders occurs primarily on the basis of price, flexibility of loan terms offered, and the quality of customer service provided.

We believe that we possess several competitive strengths that position us to capitalize on the significant growth and expansion opportunity created by the large supply-demand imbalance within our industry, and to compete effectively with other lenders in our industry. The capabilities resident in our national branch system provide us with a proven distribution channel for our personal loan and insurance products, allowing us to provide same-day fulfillment to approved customers and giving us a distinct competitive advantage over many industry participants who do not have—and cannot replicate without significant investment—a similar footprint. Our iLoan division also enhances our nationwide footprint by allowing us to serve customers that reside outside of our branch footprint. We utilize a rigorous underwriting process that is supported by proprietary technology, data analytics and decisioning tools, which we have developed through significant investment and which enhance the quality of our lending and servicing processes. In addition, our high-touch relationship-based servicing model is a major contributor to our superior loan performance, and distinguishes us from our competitors.

EMPLOYEES

As of December 31, 2013, we had over 4,900 employees.

Available Information

SHI files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including SHI) file electronically with the SEC. Readers may also read and copy any document that SHI files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

These reports are also available free of charge through our website, www.springleaf.com (posted on the “Company Information — Investor Relations — Financial Information — SEC Filings” section), as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

In addition, our Code of Ethics for Principal Executive and Senior Financial Officers (the “Code of Ethics”) is posted on the “Company Information — Investor Relations — Corporate Governance” section of our website at www.springleaf.com. We will post on our website any amendments to the Code of Ethics and any waivers that are required to be described.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Item 1A.  Risk Factors.

We face a variety of risks that are inherent in our business. Accordingly, you should carefully consider the following discussion of risks in addition to the other information regarding our business provided in this report and in other documents we file with the SEC. These risks are subject to contingencies which may or may not occur, and we are not able to express a view on the likelihood of any such contingency occurring. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance.

RISKS RELATED TO OUR BUSINESS

Our consolidated results of operations and financial condition and our borrowers’ ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult operating environment for our businesses and other companies in our industries. Many factors, including factors that are beyond our control, may impact our consolidated results of operations or financial condition and/or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, energy costs and interest rates; events such as natural disasters, acts of war, terrorism, catastrophes, major medical expenses, divorce or death that affect our borrowers; and the quality of the collateral underlying our receivables. If we experience an economic downturn or if the U.S. economy is unable to continue or sustain its recovery from the most recent economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our investments. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us.

Moreover, our customers are primarily non-prime borrowers. Accordingly, such borrowers have historically been, and may in the future become, more likely to be affected, or more severely affected, by adverse macroeconomic conditions. If our borrowers default under a finance receivable held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the outstanding principal and accrued but unpaid interest of the finance receivable, which could adversely affect our cash flow from operations. In addition, foreclosure of a real estate loan (part of our legacy real estate portfolio) is an expensive and lengthy process that can negatively affect our anticipated return on the foreclosed loan. The cost to service our loans may also increase without a corresponding increase in our finance charge income.

If aspects of our business, including the quality of our finance receivables portfolio or our borrowers, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that our policies and procedures for underwriting, processing and servicing loans will adequately adapt to such changes. If we fail to adapt to changing economic conditions or other factors, or if such changes affect our borrowers’ willingness or capacity to repay their loans, our results of operations, financial condition and liquidity would be materially adversely affected.

As part of our growth strategy, we have committed to building our consumer lending business. If we are unable to successfully implement our growth strategy, our results of operations, financial condition and liquidity may be materially adversely affected.

We believe that our future success depends on our ability to implement our growth strategy, the key feature of which has been to shift our primary focus to originating consumer loans as well as acquiring portfolios of consumer loans, such as our SpringCastle Portfolio that we acquired through our Springleaf Acquisitions division. In connection with this revised focus, we have also recently expanded into internet lending through our iLoan division.

We may not be able to implement our new strategy successfully, and our success depends on a number of factors, including, but not limited to, our ability to:

•                  address the risks associated with our new focus on personal loan receivables, including, but not limited to consumer demand for finance receivables, and changes in economic conditions and interest rates;

•                  address the risks associated with the new centralized method of originating and servicing our internet loans through our iLoan division, which represents a departure from our traditional high-touch branch- based servicing function and includes the potential for higher default and delinquency rates;

•                  integrate, and develop the expertise required to capitalize on, our iLoan division;

•                  comply with regulations in connection with doing business and offering loan products over the internet, including various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures, with which we have limited experience; and

•                  successfully source, underwrite and integrate new acquisitions of loan portfolios and of other businesses.

In order for us to realize the benefits associated with our new focus on originating and servicing consumer loans and grow our business, we must implement our strategic objectives in a timely and cost-effective manner as well as anticipate and address any risks to which we may become subject. If we are not able to do so, or if we do not do so in a timely manner, our results of operations, financial condition and liquidity could be negatively affected which would have a material adverse effect on business.

We ceased real estate lending and the purchase of retail finance contracts and are in the process of liquidating these portfolios, which subjects us to certain risks which if we do not effectively manage could adversely affect our results of operations, financial condition and liquidity.

In connection with our plan for strategic growth and new focus on consumer lending, we engaged in a number of restructuring initiatives, including but not limited to, ceasing real estate lending, ceasing purchasing retail sales contracts and revolving retail accounts from the sale of consumer goods and services by retail merchants, closing certain of our branches and reducing our workforce.

Since terminating our real estate lending business at the beginning of 2012, which historically accounted for in excess of 50% of the interest income of our business, and ceasing retail sales purchases, we have begun the multi-year process of liquidating these legacy portfolios. However, notwithstanding our decision to exit real estate lending and retail sales and the liquidating status of these portfolios, as of December 31, 2013 our real estate loans totaled $8.0 billion. The continuation or worsening of volatility in residential real estate values could continue to adversely affect our business and results of operations, and such adverse conditions could result in significant write-downs in the future. Similarly, due to the fact that we are no longer able to offer our legacy real estate lending customers the same range of loan restructuring alternatives in delinquency situations that we may historically have extended to them, such customers may be less able, and less likely, to repay their loans.

We may be unable to efficiently manage our restructuring and the liquidation of our legacy portfolios. In particular, we may not achieve the cost-savings and operational synergies expected as a result of closing certain of our branches and reducing personnel. Similarly, we may be unable to originate or acquire new consumer loans via our branches and over the internet at a level that is sufficient to offset the impact that liquidating our real estate and retail sales portfolios may have on our financial condition. If we fail to realize the anticipated benefits of the restructuring of our business and associated liquidation of our legacy portfolios, we may experience an adverse effect on our results of operations, financial condition and liquidity.

There are risks associated with the acquisition of large loan portfolios, such as the SpringCastle Portfolio, including the possibility of increased delinquencies and losses, difficulties with integrating the loans into our servicing platform and disruption to our ongoing business, which could have a material adverse effect on our results of operations, financial condition and liquidity.

On April 1, 2013, we acquired the SpringCastle Portfolio, a $3.9 billion consumer loan portfolio consisting of over 415,000 unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). We acquired the portfolio from HSBC through a newly formed joint venture in which we own a 47% equity interest. In the future, we may acquire additional large portfolios of finance receivables either through the direct purchase of such assets or the purchase of the equity of a company with such a portfolio. Since we will not have originated or serviced the loans we acquire, including the SpringCastle Portfolio, we may not be aware of legal or other deficiencies related to origination or servicing, and our review of the portfolio prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the portfolio.

The ability to integrate and service the SpringCastle Portfolio successfully will depend in large part on the success of our development and integration of expanded servicing capabilities, including additional personnel, with our current operations. Similar integration issues are likely to occur with future large portfolio acquisitions. We may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer, or is more costly, than expected. Our failure to meet the challenges involved in successfully integrating the SpringCastle Portfolio with our current business or otherwise to realize any of the anticipated benefits of the transaction, could impair our operations. In addition, the integration of the SpringCastle Portfolio and other future large portfolio acquisitions are complex, time-consuming and expensive processes that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties we may encounter during the integration process with the SpringCastle Portfolio or future acquisitions include, but are not limited to, the following:

•                  the integration of the portfolio into our information technology platforms and servicing systems;

•                  the quality of servicing during any interim servicing period after we purchase a portfolio but before we assume servicing obligations from the seller or its agents;

•                  the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns;

•                  incomplete or inaccurate files and records;

•                  the retention of existing customers;

•                  the creation of uniform standards, controls, procedures, policies and information systems;

•                  the occurrence of unanticipated expenses; and

•                  potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

For example, in some cases loan files and other information related to the SpringCastle Portfolio (including servicing records) are incomplete or inaccurate. If our employees are unable to access customer information easily, or if we are unable to produce originals or copies of documents or accurate information about the loans, collections could be affected significantly, and we may not be able to enforce our right to collect in some cases. Similarly, collections could be affected by any changes to our collection practices, the restructuring of any key servicing functions, transfer of files and other changes that resulted from our assumption of the servicing of the SpringCastle Portfolio in September 2013.

The anticipated benefits and synergies from the acquisition and servicing of the SpringCastle Portfolio assume, and our future acquisitions will assume, a successful integration, and are or will be based on projections, which are inherently uncertain, as well as other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

There are risks associated with our ability to expand our centralized loan servicing capabilities through integration of the mortgage servicing facility in Dallas, Texas which could have a material adverse effect on our results of operations, financial condition and liquidity.

A key part of our efforts to expand our centralized loan servicing capacity will depend in large part on the success of management’s efforts to integrate the Texas Facility with our current operations. We may fail to realize some or all of the anticipated benefits of this facility if the integration process takes longer, or is more costly, than expected. Our failure to meet the challenges involved in successfully integrating the Texas Facility with our current business or otherwise to realize any of the anticipated benefits could impair our operations. In addition, the integration is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business. Potential difficulties we may encounter during the integration process may include, but are not limited to, the following:

•                  the integration of the personnel with certain of our management teams, strategies, operations, products and services;

•                  the integration of the physical facilities with our information technology platforms and servicing systems; and

•                  the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns.

If our estimates of finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance in Accounting Standards Codification (“ASC”) 450 and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for finance receivable losses, our provision may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses. Additional information regarding our allowance for finance receivable losses is included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Finance Receivable Losses.”

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets and liabilities. To the extent our models used to assess the creditworthiness of potential borrowers do not adequately identify potential risks, the valuations produced would not adequately represent the risk profile of the borrower and could result in a riskier finance receivable profile than originally identified. Our risk management policies, procedures, and techniques, including our scoring technology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify concentrations of risk or additional risks to which we may become subject in the future.

Our branch loan approval process is decentralized, which may result in variability of loan structures, and could adversely affect our results of operations, financial condition and liquidity.

Our branch finance receivable origination system is decentralized. We train our employees individually on-site in the branch to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management and customer relations. Subject to approval by district managers and/or directors of operations in certain cases, our branch officers have the authority to approve and structure loans within broadly written underwriting guidelines rather than having all loan terms approved centrally. As a result, there may be variability in finance receivable structure (e.g., whether or not collateral is taken for the loan) and loan portfolios among branch offices or regions, even when underwriting policies are followed. Moreover, we cannot be certain that every loan is made in accordance with our underwriting standards and rules and we have in the past experienced some instances of loans extended that varied from our underwriting standards. The nature of our approval process could adversely affect our operating results and variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced, which could adversely affect our results of operations, financial condition and liquidity.

Changes in market conditions, including rising interest rates, could adversely affect the rate at which our borrowers prepay their loans and the value of our finance receivables portfolio, as well as increase our financing cost, which could negatively affect our results of operations, financial condition and liquidity.

Changing market conditions, including but not limited to, changes in interest rates, the availability of credit, changes in housing prices, the relative economic vitality of the area in which our borrowers and their assets are located, changes in tax laws, other opportunities for investment available to our customers, homeowner mobility, and other economic, social, geographic, demographic, and legal factors beyond our control, may affect the rates at which our borrowers prepay their loans. Generally, in situations where prepayment rates have slowed, the weighted-average life of our finance receivables has increased. However, the current challenging economic conditions and recent significant declines in home values (and the resulting loss of homeowner equity) has limited many homeowners’ ability to refinance mortgage loans and reduced prepayment rates for real estate loans, even in the current low interest rate environment. Any increase in interest rates may further slow the rate of prepayment for our finance receivables, which could adversely affect our liquidity by reducing the cash flows from, and the value of, the finance receivables we hold for sale or utilize as collateral in our secured funding transactions.

Moreover, the vast majority of our finance receivables are fixed-rate finance receivables, which generally decline in value if interest rates increase. As such, if changing market conditions cause interest rates to increase substantially, the value of our fixed-rate finance receivables could decline. In addition, rising interests rates will increase our cost of capital. Accordingly, any increase in interest rates could negatively affect our results of operations, financial condition and liquidity.

We may be required to indemnify, or repurchase finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition and liquidity.

We have securitized a large part of our legacy real estate portfolio and have started to securitize our consumer portfolio. In addition, we have sold finance receivables from time to time. The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if:

•                  our representations and warranties concerning finance receivable quality and circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•                  there is borrower fraud or if a payment default occurs on a finance receivable shortly after its origination;

•                  we fail to comply, at the individual finance receivable level or otherwise, with regulatory requirements; and

•                  in limited instances, an individual finance receivable reaches certain defined finance delinquency limits.

As a result of the current market environment, we believe that many purchasers of real estate loans (including through securitizations) are particularly aware of the conditions under which originators must indemnify purchasers or repurchase finance receivables, and would benefit from enforcing any repurchase remedies that they may have. At its extreme, our exposure to repurchases or our indemnification obligations under our representations and warranties could include the current unpaid balance of all finance receivables that we have sold or securitized and which are not subject to settlement agreements with purchasers.

The risk of loss on the finance receivables that we have securitized is recognized in our allowance for finance receivable losses since all of our securitizations are recorded on-balance sheet. If we are required to indemnify purchasers or repurchase finance receivables that we sell that result in losses that exceed our reserve for sales recourse, or recognize losses on securitized finance receivables that exceed our recorded allowance for finance receivable losses associated with our securitizations, this could adversely affect our results of operations, financial condition and liquidity.

Our insurance operations are subject to a number of risks and uncertainties, including claims, catastrophic events, underwriting risks and dependence on a sole distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as hurricanes, tornados, earthquakes, pandemic disease, cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition or results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment. Examples include changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; and required disclosures to consumers; and collateral protection insurance (i.e., insurance that our lender companies purchase, at the customer’s expense, on the customer’s loan collateral for the periods of time the borrower fails to adequately, as required by his loan, insure that collateral). Because our customers do not affirmatively consent to collateral protection insurance at the time it is purchased and hence, directly agree to the amount charged for it, regulators may in the future prohibit our insurance company from providing this insurance to our lending operations. Moreover, our insurance companies are dependent on our lending operations for the sole source of business and product distribution. If our lending operations discontinue offering insurance products, including as a result of regulatory requirements, our insurance operations would have no method of distribution for their products.

We are a party to various lawsuits and proceedings which, if resolved in a manner adverse to us, could materially adversely affect our results of operations, financial condition and liquidity.

We are a party to various legal proceedings, including certain purported class action claims, arising in the ordinary course of our business. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including large punitive damage awards in certain jurisdictions that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our results of operations, financial condition and liquidity.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense and we may not be able to attract and retain key personnel. We do not maintain any “key man” or other related insurance. The loss of the service of members of our senior management or key team members, or the inability to attract additional qualified personnel as needed, could materially harm our business.

Employee misconduct could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity, and in addition we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

Security breaches in our information systems, in the information systems of third parties or in our branches, central servicing facilities, or our internet lending platform could adversely affect our reputation and could subject us to significant costs and regulatory penalties.

Our operations rely heavily on the secure processing, storage and transmission of confidential customer and other information in our computer systems and networks. Our branch offices, centralized servicing centers and our iLoan division, as well as our administrative and executive offices, are part of an electronic information network that is designed to permit us to originate and track finance receivables and collections, and perform several other tasks that are part of our everyday operations. Our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code that could result in disruption to our business, or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in our cyber security, including any failure of our back-up systems or failure to maintain adequate security surrounding customer information, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our finance receivable products.

Further, any of these cyber security and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with clients, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. Although we have insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available.

Our branch offices and centralized servicing centers have physical customer records necessary for day-to-day operations that contain extensive confidential information about our customers, including financial and personally identifiable information. We also retain physical records in various storage locations outside of these locations. The loss or theft of customer information and data from our branch offices, central servicing facilities, or other storage locations could subject us to additional regulatory scrutiny and penalties, and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, if we cannot locate original documents (or copies, in some cases), we may not be able to collect on the finance receivables for which we do not have documents.

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success and, in particular, the success of our iLoan division, will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology- driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition and liquidity.

We could face environmental liability and costs for damage caused by hazardous waste (including the cost of cleaning up contaminated property) if we foreclose upon or otherwise take title to real estate pledged as collateral.

If a real estate loan goes into default, we start foreclosure proceedings in appropriate circumstances, which could result in our taking title to the mortgaged real estate. We also consider alternatives to foreclosure, such as “short sales,” where we do not take title to mortgaged real estate. There is a risk that toxic or hazardous substances could be found on property after we take title. In addition, we own certain properties through which we operate our business, such as the buildings at our headquarters, and the Kentucky Facility acquired on September 1, 2013. As the owner of any property where hazardous waste is present, we could be held liable for clean-up and remediation costs, as well as damages for any personal injuries or property damage caused by the condition of the property. We may also be responsible for these costs if we are in the chain of title for the property, even if we were not responsible for the contamination and even if the contamination is not discovered until after we have sold the property. Costs related to these activities and damages could be substantial. Although we have policies and procedures in place to investigate properties for potential hazardous substances before taking title to properties, these reviews may not always uncover potential environmental hazards.

We are not able to track the default status of the senior lien loans for our second mortgages if we are not the holder of the senior loan.

Second mortgages constituted 6% of our real estate loans as of December 31, 2013. In instances where we hold the second mortgage, either we or another creditor holds the first mortgage on the property, and our second mortgage is subordinate in right of payment to the first mortgage holder’s right to receive payment. If we are not the holder of the related first mortgage, we are not able to track the default status of a first mortgage for our second mortgages. In such instances, the value of our second mortgage may be lower than our records indicate and the provisions we maintain for finance receivable losses associated with such second mortgages may be inadequate.

We may be required to take impairment charges for intangible assets.

As a result of our future quarterly reviews and evaluation of our intangible assets for potential impairment, we may be required to take an impairment charge to the extent that the carrying values of our intangible assets exceed their fair value. Also, if we sell a business for less than the carrying value of the assets sold, including intangible assets attributable to that business, we may be required to take an impairment charge on all or part of the intangible assets attributable to that business.

We have recognized impairments on certain intangible assets in 2012 and 2011. Although we did not recognize any impairments on our intangible assets in 2013, we cannot give assurances that we will not have to recognize additional material impairment charges in the future. See Notes 8 and 25 of the Notes to Consolidated Financial Statements in Item 8 for further information on the impairments of our intangible assets.

RISKS RELATED TO OUR INDUSTRY AND REGULATION

We operate in a highly competitive market, and we cannot ensure that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

The consumer finance industry is highly competitive. Our profitability depends, in large part, on our ability to originate finance receivables. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services in originating finance receivables. Some of these competitors may have greater financial, technical and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. While banks and credit card companies have decreased their lending to non-prime customers in recent years, there is no assurance that such lenders will not resume those lending activities. Further, because of increased regulatory pressure on payday lenders, many of those lenders are starting to make more traditional installment consumer loans in order to reduce regulatory scrutiny of their practices, which could increase competition in markets in which we operate. In addition, in July 2013, the Dodd-Frank Act’s three-year moratorium on banks affiliated with non-financial businesses expired. When the Dodd-Frank Act was enacted in 2010, a moratorium was imposed that prohibited the Federal Deposit Insurance Corporation from approving deposit insurance for certain banks controlled by non-financial commercial enterprises. The expiration of the moratorium could result in an increase of traditionally non- financial enterprises entering the banking space, which could increase the number of our competitors. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

Our businesses are subject to regulation in the jurisdictions in which we conduct our business.

Our businesses are subject to numerous federal, state and local laws and regulations, and various state authorities regulate and supervise our insurance operations. The laws under which a substantial amount of our consumer and real estate businesses are conducted generally: provide for state licensing of lenders and, in some cases, licensing of employees involved in real estate loan modifications; impose limits on the term of a finance receivable, amounts, interest rates and charges on the finance receivables; regulate whether and under what circumstances insurance and other ancillary products may be offered to consumers in connection with a lending transaction; regulate the manner in which we use personal data; and provide for other consumer protections. We are also subject to extensive servicing regulations which we must comply with when servicing our legacy real estate loans and the SpringCastle Portfolio, and which we will have to comply with when we acquire loan portfolios in the future and assume the servicing obligations for the acquired loans. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other related party transactions; types of products offered; approval of policy forms and premium rates; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses and other purposes; and claims processing.

All of our operations are subject to regular examination by state and federal regulators, and as a whole, our entities are subject to several hundred regulatory examinations in a given year. These examinations may result in requirements to change our policies or practices, and in some cases, we are required to pay monetary fines or make reimbursements to customers. Many state regulators and some federal regulators have indicated an intention to pool their resources in order to conduct examinations of licensed entities, including us, at the same time (referred to as a “multi-state” examination). This could result in more in-depth examinations, which could be more costly and lead to more significant enforcement actions.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations, but we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. In addition, changes in laws or regulations applicable to us could subject us to additional licensing, registration and other regulatory requirements in the future or could adversely affect our ability to operate or the manner in which we conduct business.

A material failure to comply with applicable laws and regulations could result in regulatory actions, lawsuits and damage to our reputation, which could have a material adverse effect on our results of operations, financial condition and liquidity.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in Item 1.

The enactment of the Dodd-Frank Act and the creation of the CFPB may significantly increase our regulatory costs and burdens.

On July 21, 2010, the President of the United States signed the Dodd-Frank Act into law, which, among other things, provided for the creation of the CFPB. This law, and the regulations already promulgated and to be promulgated under it, are likely to affect our operations in terms of increased oversight of financial services products by the CFPB, and the imposition of restrictions on the allowable terms for certain consumer credit transactions. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations, and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. In addition to the foregoing, the CFPB has the authority to obtain cease and desist orders providing for affirmative relief and/or monetary penalties. Further, state attorneys general and state regulators are authorized to bring civil actions to enforce certain consumer protection provisions of the Dodd-Frank Act. The Dodd-Frank Act and accompanying regulations are being phased in over time, and while some regulations have been promulgated, many others have not yet been proposed or finalized. We cannot predict the terms of all of the final regulations, their intended consequences or how such regulations will affect us or our industry.

The CFPB currently has supervisory authority over our real estate servicing activities, and likely will have supervisory authority over our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. The CFPB recently finalized mortgage servicing regulations that became effective in January 2014, which makes it more difficult and expensive to service mortgages. In addition, the Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. We expect to be designated as a “larger participant.” The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things. See “Business—Regulation.”

The CFPB and certain state regulators recently have brought enforcement actions against lenders for the sale of ancillary products, such as “debt forgiveness” products that forgive a borrower’s debt if certain events occur (e.g., death or disability). Among other things, the regulators have questioned the cost of the product when compared to the benefits and whether the tactics used by the lender to sell the products mislead consumers. Although our insurance products are regulated by insurance regulators, sales of insurance could be challenged in a similar manner. In addition, we sell a few other ancillary products that are not considered to be insurance, and which could be subject to additional CFPB or state regulator scrutiny.

We purchase and sell finance receivables, including charged off receivables and receivables where the borrower is in default. This practice could subject us to heightened regulatory scrutiny, which may expose us to legal action, cause us to incur losses and/or limit or impede our collection activity.

As part of our business model, we purchase and sell finance receivables and plan to expand this practice in the future. Although the borrowers for some of these finance receivables are current on their payments, other borrowers may be in default (including in bankruptcy) or the debt may have been charged off as uncollectible. The CFPB and other regulators have recently significantly increased their scrutiny of the purchase and sale of debt, and collections practices undertaken by purchasers of debt, especially delinquent and charged off debt. The CFPB has criticized sellers of debt for not maintaining sufficient documentation to support and verify the validity or amount of the debt. It has also criticized debt collectors for, among other things, their collection tactics, attempting to collect debts that no longer are valid, misrepresenting the amount of the debt and not having sufficient documentation to verify the validity or amount of the debt. Our purchases or sales of receivables could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the finance receivables underlying these transactions, or if we or purchasers of our finance receivables use collection methods that are viewed as unfair or abusive. In addition, our collections could suffer and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold, or conveyed through issuance of ABS. Moreover, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities. The SEC also has proposed rules that would require issuers and underwriters to make any third-party due diligence reports on ABS publicly available. These changes could result in additional costs or limit our ability to securitize loans.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in Item 1.

Potential changes to the Investment Company Act could affect our method of doing business.

The SEC recently solicited public comment on a wide range of issues relating to certain existing provisions of the Investment Company Act of 1940, as amended (the “Investment Company Act”), including the nature of real estate or real estate related assets that qualify for purposes of certain exemptions. There can be no assurance that the laws and regulations governing the Investment Company Act status of real estate or real estate related assets or SEC guidance regarding Investment Company Act exemptions for real estate assets will not change in a manner that adversely affects our operations.

Real estate loan servicing and loan modifications have come under increasing scrutiny from government officials and others, which could make servicing our legacy real estate portfolio more costly and difficult.

Real estate loan servicers have recently come under increasing scrutiny. In addition, some states and municipalities have passed laws that impose additional duties on foreclosing lenders and real estate loan servicers, such as mandatory mediation or extensive requirements for maintenance of vacant properties, which, in some cases, begin even before a lender has taken title to property. These additional requirements can delay foreclosures, make it uneconomical to foreclose on mortgaged real estate or result in significant additional costs, which could materially adversely affect the value of our portfolio.

The CFPB recently finalized mortgage servicing regulations that became effective in January 2014, which makes it more difficult and expensive to service real estate loans.

The U.S. Government has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential real estate loan foreclosures. In third quarter 2009, our subsidiary, MorEquity entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in HAMP. On February 1, 2011, MorEquity entered into subservicing agreements for the servicing of its real estate loans with Nationstar Mortgage LLC (“Nationstar”). Loans subserviced by Nationstar and servicers for certain securitized loans that are eligible for modification pursuant to HAMP guidelines are subject to HAMP. We also have implemented proprietary real estate loan modification programs in order to help customers in our branch segment remain current on their loans and avoid foreclosure. HAMP, our proprietary loan modification programs and other existing or future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our existing portfolio and the assets we acquire in the future.

RISKS RELATED TO OUR INDEBTEDNESS

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit was significantly affected by the substantial disruption in the U.S. credit markets and the associated credit rating downgrades on our debt. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets. Historically, we funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Although market conditions have improved recently, for a number of years following the economic downturn and disruption in the credit markets, our traditional borrowing sources, including our ability to cost effectively issue large amounts of unsecured debt in the capital markets, particularly issuances of commercial paper, have generally not been available to us. Instead we have primarily raised capital through securitization transactions and, although there can be no assurances that we will be able to complete additional securitizations, we currently expect our near-term sources of capital markets funding to continue to derive from securitization transactions.

If we are unable to complete additional securitization transactions on a timely basis or upon terms acceptable to us or otherwise access adequate sources of liquidity, our ability to fund our own operational requirements and satisfy financial obligations may be adversely affected.

Our indebtedness is significant, which could affect our ability to meet our obligations under our debt instruments and could materially and adversely affect our business and ability to react to changes in the economy or our industry.

We currently have a significant amount of indebtedness. As of December 31, 2013, we had $12.8 billion of indebtedness outstanding (including securitizations and secured indebtedness). Interest expense on our indebtedness was $919.7 million in 2013. There can be no assurance that we will be able to repay or refinance our debt in the future.

The amount of indebtedness could have important consequences, including the following:

•                  it may require us to dedicate a significant portion of our cash flow from operations to the payment of the principal of, and interest on, our indebtedness, which reduces the funds available for other purposes, including finance receivable originations;

•                  it could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing regulatory, business and economic conditions;

•                  it may limit our ability to incur additional borrowings or securitizations for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness;

•                  it may require us to seek to change the maturity, interest rate and other terms of our existing debt;

•                  it may cause a further downgrade of our debt and long-term corporate ratings; and

•                  it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business.

In addition, meeting our anticipated liquidity requirements is contingent upon our continued compliance with our existing debt agreements. An event of default or declaration of acceleration under one of our existing debt agreements could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. Furthermore, our existing debt agreements do not restrict us from incurring significant additional indebtedness. If our debt obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, the consequences described above could be magnified.

Certain of our outstanding notes contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Certain of SFC’s indentures and notes contain a covenant that limits SFC’s and its subsidiaries’ ability to create or incur liens. These restrictions do not generally apply to us or SFI and its subsidiaries.The restrictions may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

The assessment of our liquidity is based upon significant judgments or estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to our liquidity, including but not limited to:

•                  our ability to generate sufficient cash to service all of our outstanding debt;

•                  our continued ability to access debt and securitization markets and other sources of funding on favorable terms;

•                  our ability to complete on favorable terms, as needed, additional borrowings, securitizations, finance receivable portfolio sales, or other transactions to support liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which would affect profitability;

•                  the potential for downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•                  our ability to comply with our debt covenants;

•                  the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;

•                  the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and finance receivable portfolio sales; and

•                  the potential for reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios.

Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans that are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•                  the liquidation and related losses within our real estate portfolio could be substantial and result in reduced cash receipts;

•                  our inability to grow our personal loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;

•                  our inability to monetize assets including, but not limited to, our access to debt and securitization markets;

•                  the effect of federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the CFPB with broad authority to regulate and examine financial institutions), on our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;

•                  the potential for increasing costs and difficulty in servicing our loan portfolio, especially our liquidating real estate loan portfolio (including costs and delays associated with foreclosure on real estate collateral), as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;

•                  potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;

•                  the potential for additional unforeseen cash demands or accelerations of obligations;

•                  reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•                  the potential for declines in bond and equity markets; and

•                  the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans.

We intend to repay indebtedness with one or more of the following activities, among others: finance receivable collections, cash on hand, additional debt financings (particularly new securitizations and possible new issuances and/or debt refinancing transactions), finance receivable portfolio sales, or a combination of the foregoing. There can be no assurance that we will be successful in undertaking any of these activities to support our operations and repay our obligations.

However, the actual outcome of one or more of our plans could be materially different than expected or one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. In the event of such an occurrence, if third-party financing is not available, our liquidity could be substantially and materially affected, and as a result, substantial doubt could exist about our ability to continue as a going concern.

Current ratings could adversely affect our ability to raise capital in the debt markets at attractive rates, which could negatively affect our results of operations, financial condition and liquidity.

Each of Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and Fitch, Inc. (“Fitch”) rates SFC’s debt. SFC’s long term corporate debt rating is currently rated B- with a positive outlook by S&P, B- with a stable outlook by Fitch and B3 with a stable outlook by Moody’s. Currently, no other Springleaf entity has a corporate debt rating, though they may be rated in the future. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

If SFC’s current ratings continue in effect or our ratings are downgraded, it will likely increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, our ratings could negatively impact our results of operations, financial condition and liquidity.

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

We have securitized, and may in the future securitize, certain of our finance receivables to generate cash to originate or purchase new finance receivables or pay our outstanding indebtedness. In each such transaction, we convey a pool of finance receivables to a special purpose entity (“SPE”), which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the trust issued non-recourse notes or certificates pursuant to the terms of an indenture or pooling and servicing agreement, respectively, which then are transferred to the SPE in exchange for the finance receivables. The securities issued by the trust are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we receive the cash proceeds from the sale of the trust securities, all residual interests, if any, in the cash flows from the finance receivables after payment of the trust securities, and a 100% beneficial interest in the issuing entity. As a result of the challenging credit and liquidity conditions, the value of the subordinated securities we retain in our securitizations might be reduced or, in some cases, eliminated.

The more limited securitization markets since 2007 have impaired our ability to complete securitizations. Although we were able to complete a securitization during the third quarter of 2011, three during 2012 and ten during 2013, the securitization market remains constrained, and we can give no assurances that we will be able to complete additional securitizations. In addition, since the onset of the recent financial crisis, we have only completed six securitizations of personal loan receivables, and we may face challenges executing personal loan securitizations in the future.

Rating agencies may also affect our ability to execute a securitization transaction, or increase the costs we expect to incur from executing securitization transactions, not only by deciding not to issue ratings for our securitization transactions, but also by altering the criteria and process they follow in issuing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated finance receivables for securitization in a manner that effectively reduces the value of those finance receivables by increasing our financing costs or otherwise requiring that we incur additional costs to comply with those processes and criteria. We have no ability to control or predict what actions the rating agencies may take.

Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding residential mortgage- backed securities or other asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act and the Investment Company Act, may affect the type of securitizations that we are able to complete.

If it is not possible or economical for us to securitize our finance receivables in the future, we would need to seek alternative financing to support our operations and to meet our existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition and liquidity.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Immediately following the completion of the Initial Public Offering of our stock, the Initial Stockholder, which is primarily owned by a private equity fund managed by an affiliate of Fortress, owned approximately 75% of our outstanding common stock. As a result, the Initial Stockholder owned shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Initial Stockholder may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, the Initial Stockholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders, including investors in this offering. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

We are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and to pay dividends.

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. For example, our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of our debt agreements limit the ability of certain of our subsidiaries to pay dividends. If we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We have no plans to pay regular dividends on our common stock, and we anticipate that a significant amount of any free cash flow generated from our operations will be utilized to redeem or prepay outstanding indebtedness, and accordingly would not be available for dividends. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Until such time that we pay a dividend, our investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Certain provisions of a stockholders agreement with our Initial Stockholder (the “Stockholders Agreement”), our restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Certain provisions of the Stockholders Agreement, our restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors or Fortress. These provisions provide for:

•                  a classified board of directors with staggered three-year terms;

•                  removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as Fortress and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 30% of our issued and outstanding common stock (including Fortress’ proportionate interest in shares of our common stock held by the Initial Stockholder), directors may be removed with or without cause with the affirmative vote of a majority of the voting interest of stockholders entitled to vote);

•                  provisions in our restated certificate of incorporation and amended and restated bylaws prevent stockholders from calling special meetings of our stockholders (provided, however, that for so long as Fortress and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 20% of our issued and outstanding common stock (including Fortress’ proportionate interest in shares of our common stock held by the Initial Stockholder), any stockholders that collectively beneficially own at least 20% of our issued and outstanding common stock may call special meetings of our stockholders);

•                  advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;

•                  certain rights to Fortress and certain of its affiliates and permitted transferees with respect to the designation of directors for nomination and election to our board of directors, including the ability to appoint a majority of the members of our board of directors, plus one director, for so long as Fortress and certain of its affiliates and permitted transferees continue to beneficially own, directly or indirectly at least 30% of our issued and outstanding common stock (including Fortress’s proportionate interest in shares of our common stock held by the Initial Stockholder);

•                  no provision in our restated certificate of incorporation or amended and restated bylaws for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

•                  our restated certificate of incorporation and our amended and restated bylaws only permit action by our stockholders outside a meeting by unanimous written consent, provided, however, that for so long as Fortress and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 20% of our issued and outstanding common stock (including Fortress’s proportionate interest in shares of our common stock held by the Initial Stockholder), our stockholders may act without a meeting by written consent of a majority of our stockholders; and

•                  under our restated certificate of incorporation, our board of directors has authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. Nothing in our restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by Fortress, our management or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and the ability of public stockholders to realize any potential change of control premium.

Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.

Fortress and AIG and their respective affiliates, including the Initial Stockholder, engage in other investments and business activities in addition to their ownership of us. Under our restated certificate of incorporation, Fortress and AIG and their respective affiliates, including the Initial Stockholder, have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If Fortress and AIG and their respective affiliates, including the Initial Stockholder, or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

In the event that any of our directors and officers who is also a director, officer or employee of any of Fortress, AIG or their respective affiliates, including the Initial Stockholder, acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acts in good faith, then even if Fortress or AIG or their respective affiliates, including the Initial Stockholder, pursues or acquires the corporate opportunity or if Fortress or AIG or their respective affiliates, including the Initial Stockholder, do not present the corporate opportunity to us such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us.

Licensing and insurance laws and regulations may delay or impede purchases of our common stock.

Certain of the states in which we are licensed to originate loans and the state in which our insurance subsidiaries are domiciled (Indiana) have laws or regulations which require regulatory approval for the acquisition of “control” of regulated entities. In addition, the insurance laws and regulations in Indiana generally provide that no person may acquire control, directly or indirectly, of a domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Indiana Department of Insurance. Under some state laws or regulations, there exists a presumption of “control” when an acquiring party acquires as little as 10% of the voting securities of a regulated entity or of a company which itself controls (directly or indirectly) a regulated entity (the threshold is 10% under Indiana’s insurance statutes). Therefore, any person acquiring 10% or more of our common stock may need the prior approval of some state insurance and/or licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede their ability to complete such purchase.

RISKS RELATED TO OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, public stockholders may be unable to resell their shares at or above their purchase price, if at all. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•                  variations in our quarterly or annual operating results;

•                  changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•                  the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock after this offering;

•                  additions to, or departures of, key management personnel;

•                  any increased indebtedness we may incur in the future;

•                  announcements by us or others and developments affecting us;

•                  actions by institutional stockholders;

•                  litigation and governmental investigations;

•                  changes in market valuations of similar companies;

•                  speculation or reports by the press or investment community with respect to us or our industry in general;

•                  increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•                  announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and

•                  general market, political and economic conditions, including any such conditions and local conditions in the markets in which our borrowers are located.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. In particular, we intend to continue to seek opportunities to acquire consumer finance portfolios and/or businesses that engage in consumer finance loan servicing and/or consumer finance loan originations. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our stockholders at the time of such issuance or reduce the market price of our common stock or both. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Approximately 75% of our outstanding common stock is held by the Initial Stockholder and can be resold into the public markets in the future in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

We and our executive officers, directors and the Initial Stockholder (who hold in the aggregate approximately 78.9% of our outstanding common stock) agreed with the underwriters in connection with our Initial Public Offering that, subject to certain exceptions, for a period of 180 days after the date of our Initial Public Offering prospectus (i.e., October 15, 2013), we and they would not directly or indirectly offer, pledge, sell, contract to sell, sell any option or contract to purchase or otherwise dispose of any common stock or any securities convertible into or exercisable or exchangeable for common stock, or in any manner transfer all or a portion of the economic consequences associated with the ownership of common stock, or cause a registration statement covering any common stock to be filed, without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated. However, Merrill Lynch, Pierce, Fenner & Smith Incorporated may waive these restrictions at its discretion.

Pursuant to the Stockholders Agreement, the Initial Stockholder and certain of its affiliates and permitted third party transferees have the right, in certain circumstances, to require us to register their approximately 86,064,227 shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable.

The market price of our common stock may decline significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

We have an aggregate of 1,885,167,105 shares of common stock authorized but unissued. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by the investors who purchase common stock.

As a public company, we will incur additional costs and face increased demands on our management.

As a newly public company with shares listed on the NYSE, we are required to comply with an extensive body of regulations, including certain provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), regulations of the SEC and requirements of the NYSE. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors and created additional board committees. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. We are currently continuing to evaluate and monitor developments with respect to these rules, which may impose additional costs on us and materially affect our results of operations, financial condition and liquidity.

We have identified a material weakness in our internal control over financial reporting that could have a material adverse effect on our results of operations, financial condition and liquidity.

As a U.S.-listed public company, we will be required to comply with Section 404 of the Sarbanes-Oxley Act by December 31, 2014. Section 404 will require that we complete an annual assessment of our internal control over financial reporting to enable management to report on the operating effectiveness of those controls. In addition, we will be required to have our independent registered public accounting firm provide an opinion regarding the operating effectiveness of our internal controls. However, in connection with our audit for the year ended December 31, 2013, we determined that we did not maintain effective internal control over financial reporting related to the initial and subsequent accounting for certain complex non-routine transactions, most notably relating to the impact of the Fortress Acquisition and the SpringCastle Portfolio acquisition. Specifically, we did not have adequate resources with an appropriate level of accounting knowledge, experience and training commensurate with the complexity of such transactions. We have begun taking steps to remediate the material weakness identified above and plan to take additional actions to remediate the underlying cause of this material weakness. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

We can make no assurance that our internal control over financial reporting will be operating effectively in the future. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to opine as to the operating effectiveness of our internal control over financial reporting as of the required dates. Matters affecting our internal controls over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of the New York Stock Exchange (the “NYSE”) listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also is likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting in the future. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We generally conduct branch office operations, branch office administration, other operations, and operational support in leased premises. Lease terms generally range from three to five years. We also lease an executive office in Connecticut under a seven year lease that expires in 2021, an administrative office in Delaware under a seven year lease that expires in 2020, and a mortgage servicing center in Dallas, Texas under a four year lease that expires in 2017.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2013, our subsidiaries owned one branch office in Riverside, California, one branch office in Isabela, Puerto Rico, one branch office in Terre Haute, Indiana, a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings house our administrative offices and our centralized services and support operations for our Core Consumer Operations and our Non-Core Portfolio.

Our United Kingdom subsidiary leases land on which it owns an office facility in Tamworth, England under a 999 year land lease that expires in 3001.

Item 3.  Legal Proceedings.

See Note 19 of the Notes to Consolidated Financial Statements in Item 8.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION AND STOCKHOLDERS

SHI’s common stock has been listed for trading on the NYSE under the symbol “LEAF” since October 16, 2013. Our initial public offering was priced at $17.00 per share on October 15, 2013. For the period October 16, 2013 through December 31, 2013, the high sales price of our common stock was $25.65 and the low sales price was $18.51 on the NYSE.

On October 15, 2013, our registration statement (File No. 333-190653) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 11,631,667 shares of common stock by us and 9,413,481 shares of common stock by the selling shareholders, and we granted the underwriters an over-allotment option to purchase an additional 3,156,772 shares, all at a public offering price of $17.00 per share. The underwriters exercised the over-allotment option in full on October 16, 2013, and the offering closed on October 21, 2013. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Allen & Company LLC and Barclays Capital Inc. acted as joint book-running managers.

As a result of the offering, we received net proceeds of $230.8 million, after deducting underwriting discounts and commissions of $15.8 million and additional offering-related expenses of $4.8 million, for total expenses to us of $20.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent or more of any class of our equity securities or to any other affiliate. We used the proceeds of the offering to repay a portion of our indebtedness as well as for other general corporate purposes, including originations of new personal loans, and to satisfy working capital obligations.

On April 11, 2014, there were 10 registered holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On April 11, 2014, the closing price for our common stock, as reported on the NYSE, was $22.88.

DIVIDEND POLICY

We did not pay any dividends in 2013 and do not currently anticipate paying dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant.

Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of our debt agreements limit the ability of certain of our subsidiaries to pay dividends. See “Liquidity and Capital Resources — Liquidity” in Item 7 of this report for further information on insurance subsidiary dividends and our debt agreements. Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

RECENT SALES OF UNREGISTERED SECURITIES

On August 5, 2013, in connection with its formation and initial capitalization, Springleaf Holdings, LLC, the predecessor entity of SHI, issued 100 common interests to AGF Holding Inc., the predecessor entity of Springleaf Financial Holdings, LLC, for an aggregate purchase price of $1,000. On September 30, 2013, Springleaf Holdings, LLC granted restricted stock units relating to a total of 8.203125 of its common interests to two of our executives. This grant was subsequently amended on October 8, 2013 to reduce the number of RSUs granted to the executives by 0.859375 RSUs and to grant these units to a certain management employee. These RSUs were converted into the right to receive a total of 8.203125% of the outstanding shares of our common stock after we converted from Springleaf Holdings, LLC into a corporation and were renamed Springleaf Holdings, Inc. on October 9, 2013. These transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

STOCK PERFORMANCE

The following graph shows a comparison of the cumulative total shareholder return for our common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from October 16, 2013 (the date our common stock began trading on the NYSE) through December 31, 2013. This data assumes an investment in one share on October 16, 2013.

Item 6.  Selected Financial Data.

As a result of the Fortress Acquisition which was completed on November 30, 2010, a new basis of accounting was established and, for accounting purposes, the old entity (the “Predecessor Company”) was terminated and a new entity (the “Successor Company”) was created. This distinction is made in the following table of selected financial data through the inclusion of a vertical black line between the Successor Company and the Predecessor Company columns. Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at the date of the Fortress Acquisition in accordance with business combination accounting standards (“push-down accounting”), which resulted in a $1.5 billion bargain purchase gain for the one month ended December 31, 2010. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustment recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010.

As a result of the application of push-down accounting, the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, and the income statement items for the one month ended December 31, 2010 and the years ended December 31, 2011, 2012, and 2013 would not have been the same as those reported if push-down accounting had not been applied. In addition, key ratios of the Successor Company are not comparable to those of the Predecessor Company, and are not comparable to other institutions due to the new accounting basis established.

In connection with the initial public offering of common stock of SHI, we executed a reorganization of Springleaf Holdings, LLC, the predecessor entity of SHI, into SHI, a newly formed Delaware corporation. The reorganization was completed on October 9, 2013. In connection with the reorganization, Springleaf Financial Holdings, LLC’s predecessor, AGF Holding Inc., contributed all of the common stock of SFI to Springleaf Holdings, LLC and, as a result, SFI became a wholly owned subsidiary of Springleaf Holdings, LLC. The financial statements of SFI have been adjusted on a retrospective basis, as appropriate, as financial statements of SHI to account for the reorganization.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our audited consolidated financial statements and related notes in Item 8. In addition to the revisions to the consolidated financial statements disclosed in Note 24 of the Notes to Consolidated Financial Statements in Item 8, we have revised the amounts previously reported in the following table of selected financial data at December 31, 2011, at or for the one month ended December 31, 2010, for the eleven months ended November 30, 2010, and at or for the year ended December 31, 2009. The primary impacts of the revisions on these periods were as follows:

•                  bargain purchase gain and interest expense previously reported for the one month ended December 31, 2010 increased by $2.1 million and $1.6 million, respectively;

•                  investment revenues previously reported for the eleven months ended November 30, 2010 increased by $3.4 million; and

•                  net gain (loss) on fair value adjustments on debt and investment revenues previously reported for 2009 decreased by $159.7 million and $5.3 million, respectively.

Bargain purchase gain is included in net income in the following table, and its revision primarily reflects the correction of the fair value adjustment on our policy reserves and the elimination of a deferred tax asset. Investment revenues and net gain (loss) on fair value adjustments on debt are included in other revenues in the following table, and the related revisions reflect the change in fair value on our investment securities and long-term debt with embedded derivatives. The revisions to periods prior to the Fortress Acquisition were made on a historical basis of accounting.

	Successor Company					Predecessor Company
				At or for the		At or for the
	At or for the	At or for the	At or for the	One Month		Eleven Months		At or for the
	Year Ended	Year Ended	Year Ended	Ended		Ended		Year Ended
(dollars in thousands	December 31,	December 31,	December 31,	December 31,		November 30,		December 31,
except earnings (loss) per share)	2013	2012	2011	2010		2010		2009
		Revised	Revised	Revised		Revised		Revised
Consolidated Statement of Operations Data:
Interest income	$2,154,078	$1,714,813	$1,871,229	$181,227		$1,688,720		$2,133,968
Interest expense	919,749	1,075,205	1,284,773	120,328		996,469		1,091,163
Provision for finance receivable losses	527,661	341,578	329,675	38,710		444,349		1,275,546
Other revenues	153,060	97,343	141,505	31,937		227,263		(38,032)
Other expenses	782,171	700,741	758,424	61,976		737,052		802,829
Income (loss) before benefit from income taxes	77,557	(305,368)	(360,138)	1,463,458		(261,887)		(1,073,602)
Net income (loss)	93,742	(217,697)	(241,733)	1,465,421	(a)	(11,190)		(642,087)
Net income attributable to non-controlling interests	113,043	—	—	—		—		—
Net income (loss) attributable to Springleaf	(19,301)	(217,697)	(241,733)	1,465,421		(11,190)		(642,087)

Earnings (loss) per share of Springleaf:
Basic and diluted	$(0.19)	$(2.18)	$(2.42)	$14.65		$(0.11)		$(6.42)

Consolidated Balance Sheet Data:
Net finance receivables, less allowance for finance receivable losses	$13,424,988	$11,627,339	$13,087,563	$14,352,474		N/A	(b)	$17,306,700
Total assets	15,402,686	14,666,620	15,510,806	18,288,041		N/A	(b)	22,812,952
Long-term debt	12,769,036	12,620,853	13,087,649	15,169,946		N/A	(b)	17,903,052
Total liabilities	13,516,058	13,485,698	14,165,867	16,676,855		N/A	(b)	21,043,880
Springleaf shareholders’ equity	1,540,020	1,180,922	1,344,939	1,611,186		N/A	(b)	1,769,072
Non-controlling interests	346,608	—	—	—		N/A	(b)	—
Total shareholders’ equity	1,886,628	1,180,922	1,344,939	1,611,186		N/A	(b)	1,769,072

Other Operating Data:
Ratio of earnings to fixed charges	1.08	N/A (c)	N/A (c)	N/M	(d)	N/A	(c)	N/A (c)

Historical Accounting Basis Data (e):
Loss before provision for (benefit from) income taxes attributable to Springleaf	$(17,983)	$(46,449)	$(94,301)	$(173,496)		$(261,887)		$(1,073,602)

(a)         Net income for the one month ended December 31, 2010 included a bargain purchase gain of $1.5 billion resulting from the Fortress Acquisition.

(b)         Not applicable. Our consolidated balance sheets are presented at December 31; therefore, balance sheet information at November 30, 2010 is not applicable.

(c)          Earnings did not cover total fixed charges by $305.4 million in 2012, $360.1 million in 2011, $261.9 million during the eleven months ended November 30, 2010, and $1.1 billion in 2009.

(d)         Not meaningful.

(e)          The historical accounting basis uses the same accounting basis that we employed prior to the Fortress Acquisition, which is a basis of accounting other than generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes in Item 8. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. See “Forward-Looking Statements” beginning on page 3 of this report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Item 1A in Part I of this report.

An index to our management’s discussion and analysis follows:

Our Business

Springleaf is a leading consumer finance company providing responsible loan products primarily to non-prime customers. We originate consumer loans through our network of over 830 branch offices in 26 states and on a centralized basis as part of our iLoan division. Through two insurance subsidiaries, we write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our loans. We also pursue strategic acquisitions of loan portfolios. As part of this strategy, in April 2013 we acquired from HSBC a $3.9 billion unpaid principal balance (“UPB”) consumer loan portfolio through a joint venture in which we own a 47% equity interest.

At December 31, 2013, we had four business segments:  Consumer, Insurance, Acquisitions and Servicing, and Real Estate. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for a description of our segments.

OUR PRODUCTS

Our core product offerings include:

•                  Personal Loans — We offer personal loans through our branch network and over the internet through our iLoan division to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to four years. At December 31, 2013, we had nearly 843,000 personal loans, representing $3.2 billion of net finance receivables, of which $1.4 billion, or 44%, was secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 40%, was secured by consumer household goods or other items of personal property, and the remainder was unsecured.

•                  SpringCastlePortfolio — We acquired the SpringCastle Portfolio from HSBC on April 1, 2013 through a newly formed joint venture in which we own a 47% equity interest. These loans included unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. We assumed the direct servicing obligations for these loans in September 2013. At December 31, 2013, the SpringCastle Portfolio included over 344,000 of acquired loans, representing $2.5 billion in net finance receivables.

•                  Insurance Products — We offer our customers credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection, through both our branch operations and our iLoan division. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit and Yosemite. The ancillary products are home security and auto security membership plans and home appliance service contracts of unaffiliated companies.

Our legacy products include:

•                  Real Estate Loans — We ceased real estate lending in January 2012. These loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. We continue to service the liquidating real estate loans and support any advances on open-end accounts.

•                  Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

HOW WE ASSESS OUR BUSINESS PERFORMANCE

Our net profit and the return on our investment required to generate net profit are the primary metrics by which we assess our business performance. Accordingly, we closely monitor the primary drivers of net profit which consist of the following:

Net Interest Income

We track the spread between the interest income earned on our loans and the interest expense incurred on our debt, and continually monitor the components of our yield and our cost of funds.

Net Credit Losses

The credit quality of our loans is driven by our long-standing underwriting philosophy, which takes into account the prospective customer’s household budget, and his or her willingness and capacity to repay the proposed loan. The profitability of our loan portfolio is directly connected to net credit losses; therefore, we closely analyze credit performance. We also monitor recovery rates because of their contribution to the reduction in the severity of our charge offs. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimates.

Operating Expenses

We assess our operational efficiency using various metrics and conduct extensive analysis to determine whether fluctuations in cost and expense levels indicate operational trends that need to be addressed. Our operating expense analysis also includes a review of origination and servicing costs to assist us in managing overall profitability.

Because loan volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination volume and annual percentage rate.

2013 Initiatives

In October 2013, Springleaf became a public company listed on the NYSE. In January 2013, we expanded our business model and began originating personal loans on a centralized basis through our iLoan division. In April 2013, we built up our loan portfolio beyond our branch and internet businesses by acquiring over 415,000 new customer accounts from HSBC through a newly formed joint venture. To complement our Evansville, Indiana servicing operations, we added two servicing facilities in 2013 and welcomed over 400 new employees to our Springleaf Servicing Solutions division.

In February 2013, we demonstrated the ability to attract capital markets funding for our personal loans by completing our first securitization of personal loans, a first for our industry in 15 years. During 2013, we continued to replace our maturing unsecured debt with lower-cost, non-recourse securitization debt backed by our legacy real estate loan portfolio by effecting three mortgage loan securitizations. In May 2013, we re-entered the unsecured debt market, our first unsecured note issuance in six years.

Further information on Springleaf’s accomplishments during 2013 are discussed below.

iLOAN DIVISION

Our extensive network of branches and expert personnel is complemented by our iLoan division. Formed at the beginning of 2013, the iLoan division allows us to more effectively process applications from customers within our branch footprint who prefer the convenience of online transactions and to reach customers located outside our branch footprint. During 2013, we expanded our iLoan efforts using e-signature and ACH funding capabilities.

SPRINGCASTLE PORTFOLIO

On April 1, 2013, we acquired the SpringCastle Portfolio from HSBC for a purchase price of $3.0 billion, through a newly formed joint venture in which we own a 47% equity interest. At the time of purchase, the portfolio consisted of over 415,000 finance receivable accounts with an aggregate UPB of $3.9 billion. The portfolio included both unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests).

SPRINGLEAF SERVICING SOLUTIONS

We have expanded our loan servicing capabilities to include centralized servicing of our legacy real estate loans and centralized servicing of acquired loan portfolios, such as the SpringCastle Portfolio, as well as our internet-originated loans.

In September 2013, our Springleaf Servicing Solutions division assumed direct servicing of the SpringCastle Portfolio for which we earn a fee from the joint venture. We believe this servicing capability, in addition to efforts to expand our organic centralized servicing capabilities, will enable us to further improve efficiencies in our servicing operations, improve our ability to make future acquisitions of loan portfolios and attract fee-based servicing opportunities.

SECURITIZATIONS

In February 2013, we demonstrated the ability to attract capital markets funding for our personal loan business by completing our first consumer loan securitization, a first for our industry in 15 years. Subsequent to our inaugural consumer loan securitization, we completed nine additional securitizations in 2013, including two additional consumer loan securitizations effected in June and September 2013, three mortgage loan securitizations effected in April, July, and October 2013, the SpringCastle Portfolio securitization effected in April 2013, and three conduit securitizations effected in the last half of 2013. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for further information on our securitizations.

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

REPAYMENTS OF LONG-TERM DEBT

In 2013, we repaid $6.4 billion of long-term debt consisting of $3.0 billion of the secured term loan (net of the New Loan Tranche of $750.0 million), $1.7 billion of securitizations, $848.3 million (€668.5 million) of Euro denominated notes, $689.7 million of medium-term notes (net of $700.0 million exchange of SFC’s medium-term notes discussed above), and $159.5 million of retail notes.

INITIAL PUBLIC OFFERING

On October 21, 2013, we completed our initial public offering of common stock. The Company, together with certain selling stockholders, sold 24,201,920 shares (including 3,156,772 shares sold in connection with the exercise by the underwriters of their over-allotment option) of common stock, par value $0.01 per share, at a price of $17.00 per share, less an underwriting discount of $1.105 per share. As a result of the offering, we received net proceeds of $230.8 million, after deducting underwriting discounts and commissions of $15.8 million and additional offering-related expenses of $4.8 million, for total expenses to us of $20.6 million. We used the proceeds of the offering to repay a portion of our indebtedness as well as for other general corporate purposes, including originations of new personal loans, and to satisfy working capital obligations.

2014 Developments and Outlook

SECURITIZATION

On March 26, 2014, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $559.3 million of notes backed by personal loans held by Springleaf Funding Trust 2014-A (the “2014-A Trust”), at a 2.62% weighted average yield. We sold the asset-backed notes for $559.2 million, after the price discount but before expenses and a $6.4 million interest reserve requirement. We initially retained $32.9 million of the 2014-A Trust’s subordinate asset-backed notes.

REPAYMENT OF 2013-BAC TRUST NOTES

On September 25, 2013, we completed a private securitization transaction in which Springleaf Funding Trust 2013-BAC (the “2013-BAC Trust”), a wholly owned special purpose vehicle of SFC, issued $500 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. On March 27, 2014, we repaid the entire $231.3 million outstanding principal balance of the notes, plus accrued and unpaid interest.

SALE OF 2009-1 RETAINED CERTIFICATES

On July 30, 2009, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $1.2 billion of certificates backed by real estate loans of the American General Mortgage Loan Trust 2009-1 (the “2009-1 Trust”). We initially retained $786.3 million of the 2009-1 Trust’s subordinate mortgage-backed certificates (the “2009-1 Retained Certificates”).

In February 2014, Third Street Funding LLC, an affiliate of SFC and the owner of the 2009-1 Retained Certificates, offered the Certificates for sale in a competitive auction. On March 6, 2014, Merrill Lynch, Pierce, Fenner and Smith Incorporated (“MLPFS”) was declared the winning bidder and we entered into an agreement to sell, subject to certain closing conditions, all of our interest in the 2009-1 Retained Certificates to MLPFS for a price of $738.0 million. Concurrently, New Residential Investment Corp. and MLPFS entered into an agreement pursuant to which New Residential Investment Corp. agreed to purchase approximately 75% of the 2009-1 Retained Certificates. New Residential Investment Corp. is managed by an affiliate of Fortress.

On March 31, 2014, we completed the sale of the 2009-1 Retained Certificates, some of which were sold through an unaffiliated initial purchaser pursuant to a separate certificate purchase agreement. The real estate loans included in this transaction had a carrying value of $780.7 million as of December 31, 2013 and are included within net finance receivables. We retained no interest in the certificates issued by, or the real estate loans included in, the 2009-1 Trust. This transaction reflects an acceleration of the liquidation of our legacy real estate portfolio, which we plan to effect through continued runoff and opportunistic sales. While we continue to manage the runoff of the portfolio, we will continue to consider opportunistic sales of additional portions of the portfolio as market conditions allow.

SALE OF REAL ESTATE LOANS

On March 7, 2014, we entered into an agreement to sell, subject to certain closing conditions, performing and non-performing real estate loans totaling $70.2 million in carrying value included within net finance receivables as of December 31, 2013. We completed this transaction on March 31, 2014.

PREPAYMENT OF SECURED TERM LOAN

On March 31, 2014, SFFC prepaid, without penalty or premium, the entire $750.0 million outstanding principal balance of the secured term loan, plus accrued and unpaid interest. Effective upon the prepayment, all obligations of SFFC, SFC, and the Subsidiary Guarantors under the secured term loan (other than contingent reimbursement obligations and indemnity obligations) were terminated and all guarantees and security interests were released.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance. During 2012 and much of 2013, we experienced unusually low charge-off ratios as a result of tightening underwriting practices in 2010-2011. The personal loan portfolio typically exhibited charge-off ratios in the range of 4.75-5.75% prior to the start of the recession in 2008. We would expect the charge-off ratios of the personal loan portfolio to return to these levels. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations driven by the following factors:

•                  Declining competition from banks, thrifts, and credit unions as these institutions have retreated from the non-prime market in the face of regulatory scrutiny and in the aftermath of the housing crisis. This reduction in competition has occurred concurrently with the exit of sub-prime credit card providers from the industry. As a result of the reduced lending of these competitors, access to credit has fallen substantially for the non-prime segment of customers, which, in turn, has increased our potential customer base.

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

In addition, with an experienced management team, a strong balance sheet, proven access to the capital markets, and strong demand for consumer credit, we believe we are well positioned for future personal loan growth.

We anticipate the credit quality ratios in our real estate loan portfolio will remain under pressure as the portfolio continues to liquidate, however, performance may improve as a result of strengthening home prices as well as increased centralization of real estate loan servicing and the application of analytics to more effectively target portfolio management and collections strategies.

Prior Period Revisions

In preparing our annual consolidated financial statements for the year ended December 31, 2013, we identified certain out-of-period errors. In addition to these errors, we previously recorded and disclosed out-of-period adjustments in prior reporting periods when the errors were discovered. As a result, we have revised all previously reported periods included in this report. We have corrected the errors identified in the fourth quarter of 2013 and have included these corrections in the appropriate prior periods. Similarly, we have reversed all out-of period adjustments previously recorded and disclosed, and have included the adjustments in the appropriate periods. After evaluating the quantitative and qualitative aspects of these corrections, we have determined that our previous quarterly and annual consolidated financial statements were not materially misstated.

The effect of these revisions decreased net loss by $0.9 million and increased basic and diluted earnings per share by $0.01 in 2012 and increased net loss by $17.6 million and decreased basic and diluted earnings per share by $0.18 in 2011. At September 30, 2013, the cumulative effect of this revision decreased shareholders’ equity by $16.5 million, increased total assets by $90.1 million, and increased total liabilities by $106.6 million.

See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for further information on the prior period revisions. All prior period data presented in the discussion and analysis of our financial condition and results of operations reflects the revised balances.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our business segments is provided under “Segment Results.”

(dollars in thousands except earnings (loss) per share)
Years Ended December 31,	2013	2012	2011

Interest income	$2,154,078	$1,714,813	$1,871,229

Interest expense	919,749	1,075,205	1,284,773

Net interest income	1,234,329	639,608	586,456

Provision for finance receivable losses	527,661	341,578	329,675

Net interest income after provision for finance receivable losses	706,668	298,030	256,781

Other revenues:
Insurance	148,179	126,423	120,190
Investment	35,132	35,896	37,659
Net gain (loss) on repurchases and repayments of debt	(41,716)	(15,542)	10,673
Net gain (loss) on fair value adjustments on debt	6,055	(2,992)	1,372
Other	5,410	(46,442)	(28,389)
Total other revenues	153,060	97,343	141,505

Other expenses:
Operating expenses:
Salaries and benefits	463,920	320,164	359,724
Other operating expenses	253,372	296,395	343,432
Restructuring expenses	—	23,503	—
Insurance losses and loss adjustment expenses	64,879	60,679	55,268
Total other expenses	782,171	700,741	758,424

Income (loss) before benefit from income taxes	77,557	(305,368)	(360,138)

Benefit from income taxes	(16,185)	(87,671)	(118,405)

Net income (loss)	93,742	(217,697)	(241,733)

Net income attributable to non-controlling interests	113,043	—	—

Net loss attributable to Springleaf	$(19,301)	$(217,697)	$(241,733)

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	102,917,172	100,000,000	100,000,000
Earnings (loss) per share:
Basic and diluted	$(0.19)	$(2.18)	$(2.42)

Comparison of Consolidated Results for 2013 and 2012

(dollars in thousands)
Years Ended December 31,	2013	2012

Interest income:
Finance charges	$2,153,745	$1,712,073
Interest income on finance receivables held for sale originated as held for investment	333	2,740
Total	$2,154,078	$1,714,813

Finance charges increased in 2013 when compared to 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012

Decrease in average net receivables	$(103,360)
Increase in yield	63,404
Change in number of days (due to 2012 leap year)	(3,495)
SpringCastle finance charges in 2013	485,123
Total	$441,672

Average net receivables (excluding SpringCastle Portfolio) decreased in 2013 when compared to 2012 primarily due to our liquidating real estate loan portfolio as well as the impact of our branch office closings during 2012, partially offset by higher personal loan average net receivables resulting from our continued focus on personal loans.

Yield increased in 2013 when compared to 2012 primarily due to our continued focus on personal loans, which have higher yields.

The acquisition of the SpringCastle Portfolio favorably impacted our finance charge revenues.

Interest expense decreased in 2013 when compared to 2012 due to the net of the following:

(dollars in thousands)

2013 compared to 2012

Decrease in average debt	$(90,037)
Decrease in weighted average interest rate	(137,057)
SpringCastle interest expense in 2013	71,638
Total	$(155,456)

Average debt (excluding the securitization of the SpringCastle Portfolio) decreased in 2013 when compared to 2012 primarily due to debt repurchases and repayments of $6.4 billion in 2013. This decrease was partially offset by ten securitization transactions completed in 2013, including the securitization of the SpringCastle Portfolio.

The weighted average interest rate on our debt decreased in 2013 when compared to 2012 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of ten securitization transactions in 2013, which generally have lower interest rates.

Provision for finance receivable losses increased $186.1 million in 2013 when compared to 2012. This increase was primarily due to additional provision from the SpringCastle Portfolio of $133.1 million and the additional allowance requirements of $81.6 million recorded in 2013 on our real estate loans deemed to be troubled debt restructured (“TDR”) finance receivables subsequent to the Fortress Acquisition and growth in our personal loans in 2013. These increases were partially offset by $37.2 million of recoveries on charged-off finance receivables resulting from a sale of these finance receivables to an unrelated third party in June 2013 (net of a $4.0 million adjustment for the subsequent buyback of certain finance receivables) and favorable personal and real estate loan delinquency trends. We expect to continue to sell charged-off finance receivables within our portfolios from time to time. If we were to sell additional charged-off finance receivables in a given period, we would recognize a decrease to our provision for finance receivable losses and improve our liquidity. The allowance for finance receivable losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Insurance revenues increased $21.8 million in 2013 when compared to 2012 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in 2013.

Net loss on repurchases and repayments of debt increased $26.2 million in 2013 when compared to 2012 primarily due to the repurchases of debt in 2013 at net amounts greater than par compared to the repurchases of debt in 2012 at net amounts less than par, as well as repurchases of debt in 2013 with higher fair value mark losses when compared to 2012.

Net gain (loss) on fair value adjustments on debt increased $9.0 million in 2013 when compared to 2012 reflecting net unrealized gains on long-term debt issuances associated with securitizations that were issued at a discount or revalued at a discount based on its fair value at the time of the Fortress Acquisition, which we record at fair value.

Other revenues — other increased $51.9 million in 2013 when compared to 2012 reflecting favorable variances in writedowns and net gain (loss) on sales of real estate owned primarily due to a decrease in the number of real estate owned properties.

Salaries and benefits increased $143.8 million in 2013 when compared to 2012 primarily due to $146.0 million of share-based compensation expense due to the grant of restricted stock units (“RSUs”) to certain of our executives and employees in the second half of 2013 and higher bonus and commissions accruals resulting from increased originations of personal loans, partially offset by lower pension expenses primarily due to the pension plan freeze effective December 31, 2012.

Other operating expenses decreased $43.0 million in 2013 when compared to 2012 primarily due to lower expenses recorded in 2013 for refunds to customers of our United Kingdom subsidiary relating to payment protection insurance, lower real estate expenses on real estate owned, and lower occupancy costs as a result of fewer branch offices in 2013. These decreases were partially offset by servicing fee expenses for the SpringCastle Portfolio pursuant to an interim servicing agreement that was in place between April 1, 2013 and August 31, 2013 and higher professional services expenses.

Benefit from income taxes decreased $71.5 million in 2013 when compared to 2012. The effective tax rate in 2013 was (20.9)%. The effective tax rate for 2013 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in our joint venture, which decreased the effective tax rate by 51.0%, a change in tax status, which decreased the effective tax rate by 14.6%, and interest and penalties on prior year tax returns, which increased the effective tax rate by 7.7%.

Comparison of Consolidated Results for 2012 and 2011

(dollars in thousands)
Years Ended December 31,	2012	2011

Interest income:
Finance charges	$1,712,073	$1,871,229
Interest income on finance receivables held for sale originated as held for investment	2,740	—
Total	$1,714,813	$1,871,229

Finance charges decreased in 2012 when compared to 2011 due to the net of the following:

(dollars in thousands)

2012 compared to 2011

Decrease in average net receivables	$(167,929)
Increase in yield	4,874
Increase in number of days (due to 2012 leap year)	3,899
Total	$(159,156)

Average net receivables decreased in 2012 when compared to 2011 primarily due to our liquidating real estate loan portfolio as well as the impact of our branch office closings during 2012, which were partially offset by an increase in personal loans average net receivables.

Yield increased in 2012 when compared to 2011 primarily due to a higher proportion of personal loans in our finance receivable portfolio, which have higher yields. This increase was partially offset by the increase in TDR finance receivables and the diminishing impact on yield from the effects of push-down accounting over time.

Interest expense decreased in 2012 when compared to 2011 due to the following:

(dollars in thousands)

2012 compared to 2011

Decrease in average debt	$(127,517)
Decrease in weighted average interest rate	(82,051)
Total	$(209,568)

Average debt decreased in 2012 when compared to 2011 primarily due to the repayment or repurchase of $3.0 billion of debt at maturity in 2012. The weighted average interest rate on our debt decreased in 2012, when compared to 2011, primarily due to debt repurchases in 2012 resulting in lower accretion of net discount applied to long-term debt from the effects of push-down accounting and the completion of three securitization transactions.

Provision for finance receivable losses increased $11.9 million in 2012 when compared to 2011. While our overall net finance receivables declined by 10.2% and our delinquency and charge-off trends improved in 2012 when compared to 2011, we increased our allowance for finance receivable losses (through the provision for finance receivable losses) by $114.6 million. The increase in the allowance for finance receivable losses during 2012 reflected the additional allowance requirements on our real estate loans deemed to be TDR finance receivables, and on our finance receivables originated, in each case subsequent to the Fortress Acquisition. Finance receivables were revalued at the time of the Fortress Acquisition at fair value, resulting in no allowance reserved.

Net loss on repurchases and repayments of debt totaled $15.5 million in 2012 resulting from the repurchases of debt in 2012 at net amounts less than par and with fair value mark losses compared to a net gain on repurchases and repayments of debt of $10.7 million in 2011 resulting from the refinancing of our secured term loan in May 2011.

Net gain (loss) on fair value adjustments on debt decreased $4.4 million in 2012 when compared to 2011 reflecting net unrealized losses on a long-term debt issuance associated with a mortgage securitization that was revalued at a discount based on its fair value at the time of the Fortress Acquisition, which we record at fair value.

Other revenues — other decreased $18.1 million in 2012 when compared to 2011 primarily due to unfavorable variances in foreign exchange gains (losses) on Euro denominated debt and related derivative adjustments, partially offset by foreign exchange transaction gains in 2012.

Salaries and benefits decreased $39.6 million in 2012 when compared to 2011 primarily due to having fewer employees in 2012 as a result of the restructuring activities during the first half of 2012.

Other operating expenses decreased $47.0 million in 2012 when compared to 2011 primarily due to fewer branch offices in 2012, lower amortization of other intangible assets resulting from the write off of our United Kingdom subsidiary’s trade names and customer relationship intangible assets in fourth quarter 2011 and our United Kingdom subsidiary’s customer lists intangible assets in third quarter 2012. These decreases were partially offset by additional expenses recorded in 2012 for refunds to our United Kingdom subsidiary’s customers relating to payment protection insurance.

We recorded restructuring expenses of $23.5 million in 2012 due to our branch office closings and workforce reductions, which were instituted as part of a strategic effort to reposition the Company and to renew focus on the personal loan business. See Note 18 of the Notes to Consolidated Financial Statements in Item 8 for further information on the restructuring expenses.

Reconciliation of Income (Loss) before Benefit from Income Taxes on Push-Down Accounting Basis to Income (Loss) before Provision for (Benefit from) Income Taxes on Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of income (loss) before benefit from income taxes on a push-down accounting basis to income (loss) before provision for (benefit from) income taxes on a historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Income (loss) before benefit from income taxes - push-down accounting basis	$77,557	$(305,368)	$(360,138)
Interest income adjustments (a)	(199,650)	(206,502)	(247,172)
Interest expense adjustments (b)	137,875	230,746	350,266
Provision for finance receivable losses adjustments (c)	22,416	180,719	79,157
Repurchases and repayments of long-term debt adjustments (d)	(11,097)	36,624	(35,100)
Fair value adjustments on debt (e)	56,369	13,361	78,552
Amortization of other intangible assets (f)	5,113	13,618	41,085
Other (g)	6,477	(9,647)	(951)
Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$95,060	$(46,449)	$(94,301)

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

Components of interest income adjustments consisted of:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Accretion of net discount applied to non-credit impaired net finance receivables	$(157,891)	$(170,166)	$(227,334)
Purchased credit impaired finance receivables finance charges	(57,443)	(53,096)	(42,921)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	15,684	16,760	23,083
Total	$(199,650)	$(206,502)	$(247,172)

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

Components of interest expense adjustments were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Accretion of net discount applied to long-term debt	$178,450	$285,449	$403,877
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(40,575)	(54,703)	(53,611)
Total	$137,875	$230,746	$350,266

(c)          Provision for finance receivable losses consists of the allowance for finance receivable losses adjustments and net charge-offs quantified in the table below. Allowance for finance receivable losses adjustments reflects the net difference between our allowance adjustment requirements calculated under our historical accounting basis, net of adjustments required under push-down accounting basis. Net charge-offs reflects the net charge-off of loans at a higher carrying value under historical accounting basis versus the discounted basis to their fair value at date of the Fortress Acquisition under push-down accounting basis.

Components of provision for finance receivable losses adjustments were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Allowance for finance receivable losses adjustments	$85,904	$279,427	$255,631
Net charge-offs	(63,488)	(98,708)	(176,474)
Total	$22,416	$180,719	$79,157

(d)         Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)          Fair value adjustments on debt reflect differences between historical accounting basis and push-down accounting basis relating to fair value adjustments to long-term debt associated with securitizations that were issued at a discount or revalued at a discount based on its fair value at the time of the Fortress Acquisition.

(f)           Amortization of other intangible assets reflects the amortization over the remaining estimated life of intangible assets established at the date of the Fortress Acquisition as a result of the application of push-down accounting.

(g)          “Other” items reflects less significant differences between historical accounting basis and push-down accounting basis relating to various items such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences all as of the date of the Fortress Acquisition.

At December 31, 2013, the remaining un-accreted push-down basis totaled $631.3 million for net finance receivables, less allowance for finance receivable losses and $733.9 million for long-term debt.

Segment Results

See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for a description of our segments. Management considers Consumer, Insurance, and Acquisitions and Servicing as our Core Consumer Operations and Real Estate as our Non-Core Portfolio. Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. The historical accounting basis is not applicable to the Acquisitions and Servicing segment since this segment was added effective April 1, 2013 as a result of our co-investment in the SpringCastle Portfolio and therefore, was not affected by the Fortress Acquisition. See Note 22 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

We allocate revenues and expenses (on a historical accounting basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.

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

Provision for finance receivable losses	Directly correlated with a specific segment except for allocations to “other,” which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.

Insurance revenues	Directly correlated with a specific segment.

Investment revenues	Directly correlated with a specific segment.

Net gain (loss) on repurchases and repayments of debt	Allocated to the segments based on the interest expense allocation of unsecured debt.

Net gain (loss) on fair value adjustments on debt	Directly correlated with a specific segment.

Other revenues — other

Directly correlated with a specific segment except for gains and losses on foreign currency exchange and derivatives. These items are allocated to the segments based on the interest expense allocation of unsecured debt.

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

We evaluate the performance of each of our segments based on its pretax operating earnings.

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis), and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in thousands) Years Ended December 31,	2013	2012	2011

Interest income	$1,211,036	$585,041	$534,861

Interest expense	220,638	141,440	125,268

Net interest income	990,398	443,601	409,593

Provision for finance receivable losses	250,288	90,598	8,607

Net interest income after provision for finance receivable losses	740,110	353,003	400,986

Other revenues:
Insurance	148,131	126,423	120,456
Investments	41,705	41,418	47,822
Net gain (loss) on repurchases and repayments of debt	(5,357)	5,879	(3,275)
Net gain on fair value adjustments on debt	5,534	—	—
Other	43,607	10,519	(3,366)
Total other revenues	233,620	184,239	161,637

Other expenses:
Operating expenses:
Salaries and benefits	270,299	258,828	273,602
Other operating expenses	212,942	120,492	153,905
Restructuring expenses	—	15,863	—
Insurance loss and loss adjustment expenses	65,783	62,092	56,490
Total other expenses	549,024	457,275	483,997

Pretax operating income	424,706	79,967	78,626

Pretax operating income attributable to non-controlling interests	113,043	—	—

Pretax operating income attributable to Springleaf	$311,663	$79,967	$78,626

Selected financial statistics for Consumer (which are reported on a historical accounting basis) and Acquisitions and Servicing were as follows:

(dollars in thousands) At or for the Years Ended December 31,	2013	2012	2011

Consumer

Net finance receivables	$3,140,792	$2,544,614	$2,413,881
Number of accounts	830,513	729,140	690,509

Average net receivables	$2,793,060	$2,426,968	$2,337,210

Yield	25.84%	24.10%	22.88%

Gross charge-off ratio (a)	5.18%	4.63%	5.09%
Recovery ratio (b)	(1.66)%	(0.99)%	(1.14)%
Charge-off ratio (a)(b)	3.52%	3.64%	3.95%

Delinquency ratio	2.60%	2.75%	2.98%

Origination volume	$3,253,008	$2,465,110	$2,258,235
Number of accounts	790,943	652,111	604,844

Acquisitions and Servicing

Net finance receivables	$2,505,349	—	—
Number of accounts	344,045	—	—

Average net receivables	$2,730,979	—	—

Yield	23.78%	—	—

Net charge-off ratio	6.44%	—	—

Delinquency ratio	8.18%	—	—

(a)         The gross charge-off ratio and charge-off ratio in 2013 reflect $14.5 million of additional charge-offs recorded in March 2013 (on a historical accounting basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional charge-offs, our Consumer gross charge-off ratio would have been 4.66% in 2013.

(b)         The recovery ratio and charge-off ratio in 2013 reflects $22.7 million of recoveries on charged-off personal loans resulting from a sale of our charged-off finance receivables in June 2013, net of a $2.7 million adjustment for the subsequent buyback of certain personal loans. Excluding the impacts of the $14.5 million of additional charge-offs and the $22.7 million of recoveries on charged-off personal loans, our Consumer charge-off ratio would have been 3.81% in 2013.

Comparison of Pretax Operating Results for 2013 and 2012

(dollars in thousands)
Years Ended December 31,	2013	2012

Interest income:
Finance charges - Consumer	$721,772	$585,041
Finance charges - Acquisitions and Servicing	489,264	—
Total	$1,211,036	$585,041

Finance charges — Consumer increased $136.7 million in 2013 when compared to 2012 primarily due to increases in yield and average net receivables. Yield increased in 2013 when compared to 2012 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased in 2013 when compared to 2012 primarily due to increased originations of personal loans resulting from our continued focus on personal loans.

Finance charges — Acquisitions and Servicing reflected the purchase of the SpringCastle Portfolio on April 1, 2013.

(dollars in thousands)
Years Ended December 31,	2013	2012

Interest expense - Consumer	$149,000	$141,440
Interest expense - Acquisitions and Servicing	71,638	—
Total	$220,638	$141,440

Interest expense — Consumer increased $7.6 million in 2013 when compared to 2012 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense — Acquisitions and Servicing resulted from the securitization of the SpringCastle Portfolio on April 1, 2013.

(dollars in thousands)
Years Ended December 31,	2013	2012

Provision for finance receivable losses - Consumer	$117,172	$90,598
Provision for finance receivable losses - Acquistions and Servicing	133,116	—
Total	$250,288	$90,598

Provision for finance receivable losses — Consumer increased $26.6 million in 2013 when compared to 2012 primarily due to higher increases to our allowance for finance receivable losses in 2013 reflecting increased originations of personal loans in 2013. This increase was partially offset by $22.7 million of recoveries on charged-off personal loans resulting from the sale of these loans in June 2013 (net of a $2.7 million adjustment for the subsequent buyback of certain personal loans) and improving delinquency trends.

Insurance revenues increased $21.7 million in 2013 when compared to 2012 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in 2013.

Net loss on repurchases and repayments of debt totaled $5.4 million in 2013 compared to net gain on repurchases and repayments of debt of $5.9 million in 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt in 2013 when compared to 2012 was primarily due to the repurchase of debt in 2013 with deferred costs remaining and at net amounts greater than par compared to repurchases of debt in 2012 at net amounts less than par.

Net gain on fair value adjustments on debt — Acquisitions and Servicing resulted from the long-term debt associated with the securitization of the SpringCastle Portfolio that was issued at a discount.

Other revenues — other increased $33.1 million in 2013 when compared to 2012 primarily due to servicing fee revenues of $31.2 million for the fees charged by Acquisitions and Servicing for servicing the SpringCastle Portfolio beginning on April 1, 2013, the acquisition date. These fees are eliminated in consolidated operating results with the servicing fee expenses, which are included in other operating expenses.

(dollars in thousands)
Years Ended December 31,	2013	2012

Salaries and benefits - Consumer	$240,893	$247,048
Salaries and benefits - Insurance	15,829	11,780
Salaries and benefits - Acquisitions and Servicing	13,577	—
Total	$270,299	$258,828

(dollars in thousands)
Years Ended December 31,	2013	2012

Other operating expenses - Consumer	$118,107	$110,386
Other operating expenses - Insurance	11,193	10,106
Other operating expenses - Acquisitions and Servicing	83,642	—
Total	$212,942	$120,492

Other operating expenses for Consumer and Insurance increased $8.8 million in 2013 when compared to 2012 primarily due to higher advertising and professional services expenses. These increases were partially offset by lower occupancy costs as a result of fewer branch offices in 2013.

Insurance losses and loss adjustment expenses increased $3.7 million in 2013 when compared to 2012 primarily due to an unfavorable variance in change in benefit reserves resulting from higher levels of insurance in force, partially offset by lower claims incurred.

Comparison of Pretax Operating Results for 2012 and 2011

Finance charges for Consumer increased $50.2 million in 2012 when compared to 2011 primarily due to increases in yield and average net receivables. Average net receivables increased in 2012 when compared to 2011 due to higher personal loan average net receivables from increased originations of personal loans.

Interest expense for Consumer increased $16.2 million in 2012 when compared to 2011 primarily due to higher unsecured debt interest expense allocated to Consumer reflecting the higher proportion of personal loans allocated to our unsecured debt.

Provision for finance receivable losses for Consumer increased $82.0 million in 2012 when compared to 2011 primarily due to increasing the allowance for finance receivable losses in 2012 as opposed to recording an allowance reduction in 2011. Effective September 30, 2011, we switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivable losses for our personal loans. While the delinquency and charge-off trends of our personal loans improved in 2012 over 2011, we increased our allowance for finance receivable losses during 2012 due to a 5.4% growth in these finance receivables during 2012.

Insurance revenues increased $6.0 million in 2012 when compared to 2011 primarily due to increases in credit earned premiums reflecting higher originations of personal loans in 2012, partially offset by a decrease in premiums assumed under reinsurance agreements.

Investment revenues for Insurance decreased $6.4 million in 2012 when compared to 2011 primarily due to decreases in average invested assets and average invested asset yield, partially offset by a favorable variance in net realized gains (losses) on investment securities.

Net gain on repurchases and repayments of debt of $5.9 million in 2012 reflected repurchases of debt in 2012 at net amounts less than par compared to a loss on repurchases and repayments of debt of $3.3 million in 2011 resulting from the refinancing of our secured term loan in May 2011.

Other revenues — other for Consumer and Insurance increased $13.9 million in 2012 when compared to 2011 primarily due to foreign exchange transaction gains in 2012, curtailment gain in 2012 as a result of our pension plan freeze, partially offset by unfavorable variances in foreign exchange gains (losses) on Euro denominated debt and related derivative adjustments.

Salaries and benefits for Consumer and Insurance decreased $14.8 million in 2012 when compared to 2011 primarily due to having fewer employees in 2012 as a result of the restructuring activities during the first half of 2012.

Other operating expenses for Consumer and Insurance decreased $33.4 million in 2012 when compared to 2011 primarily due to fewer branch offices in 2012.

We recorded restructuring expenses of $15.9 million during the first half of 2012 in connection with our restructuring activities in 2012.

Insurance losses and loss adjustment expenses increased $5.6 million in 2012 when compared to 2011 primarily due to an unfavorable variance in change in claim reserves.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Historical Accounting Basis to Pretax Core Earnings

Pretax core earnings is a key performance measure used by management in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income (loss) before benefit from income taxes on a historical accounting basis and excludes results of operations from our non-core portfolio (Real Estate) and other non-originating legacy operations, restructuring expenses related to Consumer and Insurance, gains (losses) resulting from accelerated long-term debt repayment and repurchases of long-term debt related to Consumer, and results of operations attributable to non-controlling interests. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance as it assists us in comparing its performance on a consistent basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The following is a reconciliation from income (loss) before benefit from income taxes on a historical accounting basis to pretax core earnings:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$95,060	$(46,449)	$(94,301)
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	180,339	59,200	178,897
Pretax operating (income) loss - Other/non-originating legacy operations	149,307	67,218	(5,970)
Restructuring expenses - Core Consumer Operations	—	15,863	—
Net (gain) loss from accelerated repayment/repurchase of debt - Consumer	5,357	(5,879)	3,275
Net gain on fair value adjustments on debt - Core Consumer Operations (attributable to SHI)	(2,601)	—	—
Impact from change in accounting estimate - Consumer	—	—	(39,935)
Pretax operating income attributable to non-controlling interests	(113,043)	—	—
Pretax core earnings	$314,419	$89,953	$41,966

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Interest income	$698,026	$823,173	$939,053

Interest expense	546,266	669,308	760,620

Net interest income	151,760	153,865	178,433

Provision for finance receivable losses	255,157	59,601	246,225

Net interest income after provision for finance receivable losses	(103,397)	94,264	(67,792)

Other revenues:
Net gain (loss) on repurchases and repayments of debt	(46,385)	13,790	(17,924)
Net gain on fair value adjustments on debt	56,890	10,369	79,924
Other	(4,289)	(75,088)	(44,142)
Total other revenues	6,216	(50,929)	17,858

Other expenses:
Operating expenses:
Salaries and benefits	27,312	29,680	31,310
Other operating expenses	55,846	72,037	97,653
Restructuring expenses	—	818	—
Total other expenses	83,158	102,535	128,963

Pretax operating loss	$(180,339)	$(59,200)	$(178,897)

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2013	2012	2011

Real estate

Net finance receivables	$9,335,357	$10,552,557	$11,857,850
Number of accounts	119,483	135,151	151,731

TDR finance receivables	$3,263,249	$2,772,886	$2,299,679
Allowance for finance receivables losses - TDR	$754,912	$639,948	$540,740
Provision for finance receivable losses - TDR	$184,354	$158,563	$134,229

Average net receivables	$9,932,047	$11,183,176	$12,596,103

Yield	7.03%	7.34%	7.49%

Loss ratio*	2.20%	2.73%	3.22%

Delinquency ratio	8.04%	7.78%	8.03%

*                 The loss ratio in 2013 reflects $9.1 million of recoveries on charged-off real estate loans resulting from a sale of our charged-off finance receivables in June 2013, net of a $0.8 million adjustment for the subsequent buyback of certain real estate loans. Excluding these recoveries, our Real Estate loss ratio would have been 2.30% in 2013.

Comparison of Pretax Operating Results for 2013 and 2012

(dollars in thousands)
Years Ended December 31,	2013	2012

Interest income:
Finance charges	$698,026	$820,439
Interest income on finance receivables held for sale originated as held for investment	—	2,734
Total	$698,026	$823,173

Finance charges decreased $122.4 million in 2013 when compared to 2012 primarily due to decreases in average net receivables and yield. Average net receivables decreased in 2013 when compared to 2012 primarily due to the cessation of new originations of real estate loans as of January 1, 2012 and the continued liquidation of the portfolio. Yield decreased in 2013 when compared to 2012 primarily due to the increase in TDR finance receivables (which result in reduced finance charges reflecting the reductions to the interest rates on these TDR finance receivables).

Interest expense decreased $123.0 million in 2013 when compared to 2012 primarily due to lower secured term loan and unsecured debt interest expense allocated to Real Estate, partially offset by higher ratio of securitization interest expense reflecting Real Estate’s utilization of three real estate loan securitization transactions in 2013.

Provision for finance receivable losses increased $195.6 million in 2013 when compared to 2012. In September 2012, we switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivable losses for our real estate loans, which resulted in a $144.6 million decrease in the allowance for finance receivable losses. The increase in provision for finance receivable losses also reflected the additional allowance requirements recorded in 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition compared to reductions to the allowance for finance receivable losses for real estate loans in 2012 primarily due to the cessation of real estate loan originations as of January 1, 2012. These increases were partially offset by $9.1 million of recoveries on charged-off real estate loans resulting from the sale of these loans in June 2013 (net of a $0.8 million adjustment for the subsequent buyback of certain real estate loans) and continued liquidation of the real estate portfolio.

Net loss on repurchases and repayments of debt totaled $46.4 million in 2013 compared to net gain on repurchases and repayments of debt of $13.8 million in 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt in 2013 when compared to 2012 was primarily due to the repurchase of debt in 2013 with deferred costs remaining and at net amounts greater than par compared to repurchases of debt in 2012 at net amounts less than par.

Net gain on fair value adjustments on debt increased $46.5 million in 2013 when compared to 2012 reflecting net unrealized gains on a long-term debt issuance associated with a mortgage securitization that was issued at a discount or revalued at a discount based on its fair value at the time of the Fortress Acquisition, which we record at fair value.

Other revenues — other increased $70.8 million in 2013 when compared to 2012 primarily due to favorable variances in writedowns and net gain (loss) on sales of real estate owned and lower net losses on foreign exchange transactions relating to our Euro denominated debt, cross currency interest rate swap agreement, and Euro denominated cash and cash equivalents.

Other operating expenses decreased $16.2 million in 2013 when compared to 2012 primarily due to lower real estate expenses on real estate owned.

Comparison of Pretax Operating Results for 2012 and 2011

(dollars in thousands)
Years Ended December 31,	2012	2011

Interest income:
Finance charges	$820,439	$939,053
Interest income on finance receivables held for sale originated as held for investment	2,734	—
Total	$823,173	$939,053

Finance charges decreased $118.6 million in 2012 when compared to 2011 primarily due to decreases in average net receivables and yield. Average net receivables decreased in 2012 when compared to 2011 primarily due to the cessation of new originations of real estate loans as of January 1, 2012.

Interest expense decreased $91.3 million in 2012 when compared to 2011 primarily due to lower unsecured debt interest expense allocated to Real Estate. The lower proportion of real estate loans allocated to our unsecured debt reflected Real Estate’s utilization of three securitization transactions in 2012 that have lower cost of funds.

Provision for finance receivable losses decreased $186.6 million in 2012 when compared to 2011 due to lower required allowance for finance receivable losses in response to the 11.0% decline in our real estate loans during 2012 and the improved delinquency and charge-off trends of these finance receivables. We switched from a migration analysis to a roll rate-based model for purposes of computing our allowance for finance receivable losses for our real estate loans. There was no requirement for further increase to our allowance for finance receivable losses under the new roll rate analysis and after consideration of the improved delinquency and charge-off trends of our real estate loans in 2012 when compared to 2011 and the decline in these finance receivables during 2012.

Net gain on repurchases and repayments of debt of $13.8 million in 2012 reflected repurchases of debt in 2012 at net amounts less than par compared to a loss on repurchases and repayments of debt of $17.9 million in 2011 resulting from the refinancing of our secured term loan in May 2011.

Net gain on fair value adjustments on debt decreased $69.6 million in 2012 when compared to 2011 reflecting net unrealized losses on a long-term debt issuance associated with a mortgage securitization that was issued at a discount or revalued at a discount based on its fair value at the time of the Fortress Acquisition, which we record at fair value.

Other operating expenses decreased $25.6 million in 2012 when compared to 2011 primarily due to fewer branch offices in 2012 and lower real estate expenses on real estate owned.

We recorded restructuring expenses of $0.8 million in 2012 in connection with our branch office closings and workforce reductions in 2012.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Other also includes $146.0 million of share-based compensation expense due to the grant of RSUs to certain of our executives and employees in the second half of 2013, which is not considered pertinent in determining segment performance.

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Interest income	$45,366	$100,097	$150,143

Interest expense	14,970	33,711	48,619

Net interest income	30,396	66,386	101,524

Provision for finance receivable losses	(200)	10,660	(4,314)

Net interest income after provision for finance receivable losses	30,596	55,726	105,838

Other revenues:
Insurance	80	108	111
Investments	1,521	4,758	1,161
Net gain (loss) on repurchases and repayments of debt	(1,071)	1,413	(3,228)
Other	(2,330)	3,911	14,056
Total other revenues	(1,800)	10,190	12,100

Other expenses:
Operating expenses:
Salaries and benefits*	166,507	32,186	55,186
Other operating expenses	11,596	94,126	56,782
Restructuring expenses	—	6,822	—
Total other expenses	178,103	133,134	111,968

Pretax operating income (loss)	$(149,307)	$(67,218)	$5,970

*                 Salaries and benefits in 2013 include $146.0 million of share-based compensation expense due to the grant of RSUs to certain of our executives and employees in the second half of 2013.

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
December 31,	2013	2012	2011

Net finance receivables:
Personal loans	$38,149	$122,417	$310,514
Real estate loans	7,456	8,570	130,248
Retail sales finance	103,037	217,092	390,528
Total	$148,642	$348,079	$831,290

On December 20, 2013, we sold personal loans totaling $18.3 million (on a historical accounting basis) from our lending operations in Puerto Rico. Pursuant to an interim servicing agreement, we will continue to service these loans and perform collection services prior to the servicing transfer date, which we anticipate to be in March 2014.

Credit Quality

Our customers encompass a wide range of borrowers. In the consumer finance industry, they are described as prime or near-prime at one extreme and non-prime or sub-prime (less creditworthy) at the other. Our customers’ incomes are generally near the national median but our customers may vary from national norms as to their debt-to-income ratios, employment and residency stability, and/or credit repayment histories. In general, our customers have lower credit quality and require significant levels of servicing.

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

FINANCE RECEIVABLES

Net finance receivables by originated before and after the Fortress Acquisition and the related allowance for finance receivable losses were as follows:

(dollars in thousands)
December 31,	2013	2012

Personal Loans
FA Performing Loans at Fortress Acquisition	$168,386	$336,141
Originated after Fortress Acquisition	3,003,318	2,313,591
Allowance for finance receivable losses	(94,880)	(66,580)
Personal loans, less allowance for finance receivable losses	3,076,824	2,583,152

SpringCastle Portfolio
SCP Performing Loans	1,975,023	—
SCP Credit Impaired Loans	530,326	—
Allowance for finance receivable losses	(1,056)	—
SpringCastle Portfolio, less allowance for finance receivable losses	2,504,293	—

Real Estate Loans
FA Performing Loans at Fortress Acquisition	6,597,300	7,463,046
FA Credit Impaired Loans	1,314,381	1,398,767
Originated after Fortress Acquisition*	70,668	90,090
Allowance for finance receivable losses	(235,549)	(113,813)
Real estate loans, less allowance for finance receivable losses	7,746,800	8,838,090

Retail Sales Finance
FA Performing Loans at Fortress Acquisition	63,158	126,558
Originated after Fortress Acquisition	35,753	81,799
Allowance for finance receivable losses	(1,840)	(2,260)
Retail sales finance, less allowance for finance receivable losses	97,071	206,097

Total net finance receivables, less allowance	$13,424,988	$11,627,339

Allowance for finance receivable losses as a percentage of finance receivables
Personal loans	2.99%	2.51%
SpringCastle Portfolio	0.04%	—
Real estate loans	2.95%	1.27%
Retail sales finance	1.86%	1.08%

*                 Real estate loan originations in 2013 and 2012 were from advances on home equity lines of credit.

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type by days delinquent:

	Personal	SpringCastle	Real	Retail
(dollars in thousands)	Loans	Portfolio	Estate Loans	Sales Finance	Total

December 31, 2013

Net finance receivables:
60-89 days past due	$28,504	$60,669	$97,567	$1,290	$188,030
90-119 days past due	22,804	47,689	68,190	1,017	139,700
120-149 days past due	18,780	33,671	55,222	757	108,430
150-179 days past due	14,689	26,828	45,158	740	87,415
180 days or more past due	938	3,579	356,766	173	361,456
Total delinquent finance receivables	85,715	172,436	622,903	3,977	885,031
Current	3,038,307	2,232,965	7,183,437	92,093	12,546,802
30-59 days past due	47,682	99,948	176,009	2,841	326,480
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	$—	$99,956	$2,107	$123,746
90-119 days past due	17,538	—	73,803	1,416	92,757
120-149 days past due	14,050	—	58,364	1,171	73,585
150-179 days past due	9,613	—	45,648	743	56,004
180 days or more past due	12,107	—	382,562	331	395,000
Total delinquent finance receivables	74,991	—	660,333	5,768	741,092
Current	2,534,960	—	8,094,459	197,392	10,826,811
30-59 days past due	39,781	—	197,111	5,197	242,089
Total	$2,649,732	$—	$8,951,903	$208,357	$11,809,992

TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables were as follows:

(dollars in thousands)
December 31,	2013	2012

TDR net finance receivables	$1,380,223	$834,979
Allowance for TDR finance receivable losses	$176,455	$94,855
Allowance as a percentage of TDR net finance receivables	12.78%	11.36%
Number of TDR accounts	14,609	8,054

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Real Estate Loans

Number of TDR accounts	929	594	188
TDR net finance receivables*	$68,901	$66,096	$19,941

*                 Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

We may make modifications to loans in our newly acquired SpringCastle Portfolio to assist borrowers in avoiding default and to mitigate the risk of loss. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. There were no SpringCastle Portfolio TDR accounts as of the April 1, 2013 acquisition date as any account deemed as a TDR under our policy was categorized as a purchased credit impaired finance receivables. The amount of SpringCastle Portfolio loans that has been classified as a TDR finance receivable subsequent to the acquisition date is less than $0.2 million and has not yet reached a significant level for detailed disclosure.

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

As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $67.9 million as of December 31, 2013.

At December 31, 2013, we had $431.4 million of cash and cash equivalents and in 2013 SHI generated a net loss of $19.3 million. Our net cash outflow from operating and investing activities totaled $1.4 billion in 2013 as a result of the purchase of the SpringCastle Portfolio. At December 31, 2013, our scheduled principal and interest payments for 2014 on our existing debt (excluding securitizations) totaled $754.9 million. As of December 31, 2013, we had $1.7 billion UPB of unencumbered personal loans and $1.4 billion UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. On a historical accounting basis, our floating-rate debt represented 8% of our borrowings at December 31, 2013 and 31% at December 31, 2012 (which included the impact of our remaining interest rate swap agreement).

LIQUIDITY

Operating Activities

Cash from operations increased $447.1 million in 2013 when compared to 2012 primarily due to higher net interest income, lower pension expenses primarily due to the pension plan freeze effective December 31, 2012, and lower occupancy expenses reflecting fewer branch offices in 2013 as a result of the restructuring activities during the first half of 2012. These increases were partially offset by servicing fee expenses for the SpringCastle Portfolio pursuant to an interim servicing agreement that was in place between April 1, 2013 and August 31, 2013, higher professional services expenses, and higher advertising expenses.

Cash from operations increased $56.8 million in 2012 when compared to 2011 primarily due to lower salaries and benefits and other operating expenses reflecting fewer employees and branch offices in 2012 due to the restructuring activities during the first half of 2012, as well as higher net interest income.

Investing Activities

Net cash provided by (used for) investing activities decreased $3.5 billion in 2013 when compared to 2012 primarily due to the purchase of the SpringCastle Portfolio.

Net cash provided by investing activities decreased $89.7 million in 2012 when compared to 2011 primarily due to the settlement of a note receivable from AIG in 2011 and restrictions on cash due to the completion of three securitization transactions during 2012 and the modification of our secured term loan in 2011 combined with an increase in proceeds from net sales of investment securities and sales of finance receivables held for sale in 2012.

Financing Activities

Net cash provided by (used for) financing activities increased $1.1 billion in 2013 when compared to 2012 primarily due to higher net issuances of long-term debt reflecting ten securitization transactions and three unsecured offerings of senior notes in 2013.

Net cash used for financing activities decreased $1.6 billion in 2012 when compared to 2011 primarily due to higher amounts of long-term debt repayments in 2011.

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

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing the following strategies:

•                  maintaining disciplined underwriting standards and pricing for loans we originate or purchase and managing purchases of finance receivables;

•                  pursuing additional debt financings (including new securitizations and new unsecured debt issuances, debt refinancing transactions and standby funding facilities), or a combination of the foregoing;

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to, or in some cases approval from, the Indiana Department of Insurance. The maximum amount of dividends that can be paid without prior approval in a 12 month period, measured retrospectively from the date of payment, is the greater of 10% of policyholders’ surplus as of the prior year-end, or the net gain from operations as of the prior year-end. Our insurance subsidiaries paid $150.0 million of extraordinary dividends during each of the third quarter of 2013 and the second quarter of 2012 upon receiving prior approval and $45.0 million of dividends in the second quarter of 2011 that did not require prior approval. Effective July 31, 2013, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $57.8 million, upon receiving prior approval.

OUR DEBT AGREEMENTS

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payment of principal of, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities.

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

With the exception of SFC’s junior subordinated debentures and two certain consumer loan securitizations, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios.

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

As of December 31, 2013, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SFC’s financial results for the twelve months ended September 30, 2013, a mandatory trigger event occurred with respect to the payment due in January 2014 as the average fixed charge ratio was 0.75x. On January 10, 2014, SFC issued one share of SFC common stock to SFI for $10.5 million to satisfy the January 2014 interest payments required by SFC’s debentures.

Consumer Loan Securitizations

In connection with the 2013-BAC securitization, SFC is required to maintain a consolidated tangible net worth covenant. At December 31, 2013, SFC is in compliance with this covenant.

In connection with the Sumner Brook 2013-VFN1 securitization, SFC is required to maintain an available cash covenant and a consolidated tangible net worth covenant. At December 31, 2013, SFC is in compliance with these covenants.

Secured Term Loan

SFFC, a wholly owned subsidiary of SFC, was party to a secured term loan maturing in 2017 pursuant to a credit agreement among SFFC, SFC, the Subsidiary Guarantors, and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. SFC subsidiaries that borrowed funds through the secured term loan were required to pledge eligible finance receivables or certain other assets to support their borrowings under the secured term loan.

On September 30, 2013, SFC, SFFC, and the Subsidiary Guarantors entered into an incremental facility joinder agreement with Bank of America, N.A., as lender, administrative agent and collateral agent, and established new term loan commitments totaling $750.0 million under the secured term loan (the “New Loan Tranche”). SFFC remained the borrower of the loans made under the New Loan Tranche. The New Loan Tranche is guaranteed by SFC and by the Subsidiary Guarantors and is secured by the same collateral as, and on a pro rata basis with, the initial loans under the secured term loan.

During 2013, SFFC made prepayments, without penalty or premium, and the initial loans under the secured term loan maturing in 2017 were fully repaid in October 2013. At December 31, 2013, the outstanding principal amount of loans under the New Loan Tranche of the secured term loan maturing in 2019 totaled $750.0 million, which we repaid in March 2014.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act. As of December 31, 2013, our structured financings consisted of the following:

			Current		Current
	Initial Note	Initial	Note	Current	Weighted
	Amounts	Collateral	Amounts	Collateral	Average	Collateral	Revolving
(dollars in thousands)	Issued (a)	Balance	Outstanding	Balance (b)	Interest Rate	Type	Period

Mortgage Securitizations
AGFMT 2006-1	$457,061	$473,570	$116,580	$136,350	5.7500%	Mortgage loans	N/A
AGFMT 2009-1	1,179,513	1,965,856	147,153	967,229	5.7500%	Mortgage loans	N/A
AGFMT 2010-1	716,897	1,002,653	284,168	600,363	5.5293%	Mortgage loans	N/A
SLFMT 2011-1	365,441	496,861	249,504	376,247	4.8581%	Mortgage loans	N/A
SLFMT 2012-1	394,611	473,009	281,869	389,388	4.0243%	Mortgage loans	N/A
SLFMT 2012-2	770,806	970,034	596,431	845,784	3.2742%	Mortgage loans	N/A
SLFMT 2012-3	794,854	1,030,568	642,967	929,604	2.4555%	Mortgage loans	N/A
SLFMT 2013-1	782,489	1,021,846	689,749	953,299	2.2496%	Mortgage loans	N/A
SLFMT 2013-2	756,878	1,137,307	709,631	1,102,832	2.6699%	Mortgage loans	N/A
SLFMT 2013-3	292,978	500,390	286,586	495,617	2.8285%	Mortgage loans	N/A

Consumer Securitizations
SLFMT 2013-A	567,880	662,247	567,880	662,250	2.7526%	Personal loans	2 years
SLFMT 2013-B	370,170	441,989	370,170	441,992	3.9872%	Personal loans	3 years
SLFMT 2013-BAC	500,000	645,162	351,046	496,207	(c)	Personal loans	N/A

Total mortgage and consumer securitizations	7,949,578	10,821,492	5,293,734	8,397,162

SpringCastle Securitization
SCFT 2013-1	2,572,000	3,934,955	2,029,034	3,422,471	3.7958%	Personal and junior mortgage loans	N/A

Total secured structured financings	$10,521,578	$14,756,447	$7,322,768	$11,819,633

(a)           Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)          Represents UPB of the collateral supporting the issued and retained notes.

(c)           Current weighted average interest for SLFMT 2013-BAC was the average daily one-month LIBOR plus 2.00%.

In addition to the structured financings included in the table above, we completed three conduit securitizations in 2013, as discussed in Note 11 of the Notes to Consolidated Financial Statements in Item 8. At December 31, 2013, there were no amounts drawn under these notes.

Our 2013 securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

Years Ended December 31,	2013	2012	2011

Weighted average interest rate	5.48%	6.03%	5.96%

Contractual Obligations

At December 31, 2013, our material contractual obligations were as follows:

(dollars in thousands)	2014	2015-2016	2017-2018	2019+	Securitizations (a)	Total

Principal maturities on long-term debt:
Secured term loan	$—	$—	$—	$750,000	$—	$750,000
Securitization debt:
Real estate	—	—	—	—	4,004,638	4,004,638
Consumer	—	—	—	—	1,289,096	1,289,096
SpringCastle Portfolio	—	—	—	—	2,029,034	2,029,034
Retail notes	356,052	47,254	—	—	—	403,306
Medium-term notes	—	1,125,000	2,379,337	1,250,000	—	4,754,337
Junior subordinated debt	—	—	—	350,000	—	350,000
Total principal maturities	356,052	1,172,254	2,379,337	2,350,000	7,322,768	13,580,411
Interest payments on debt (a) (b)	398,813	711,138	443,200	663,939	1,801,814	4,018,904
Operating leases (c)	25,443	33,401	13,102	2,876	—	74,822
Total	$780,308	$1,916,793	$2,835,639	$3,016,815	$9,124,582	$17,674,137

(a)         On-balance sheet securitizations are not included in maturities by period due to their variable monthly payments.

(b)         Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2013.

(c)          Operating leases include annual rental commitments for leased office space, automobiles, and information technology and related equipment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated variable interest entities (“VIEs”) at December 31, 2013 or 2012.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•                  allowance for finance receivable losses;

•                  purchased credit impaired finance receivables;

•                  TDR finance receivables;

•                  push-down accounting; and

•                  fair value measurements.

See Note 2 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of these accounting policies.

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “Allowance for Finance Receivable Losses” below for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We base our allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. We switched from the migration analysis to the roll rate-based model effective September 30, 2012 for our retail sales finance and real estate loan portfolios and effective September 30, 2011 for our personal loans. These changes in methodology were considered changes in estimates and incorporated prospectively into our calculation of allowance for finance receivable losses on the respective effective dates. As of September 30, 2012, we recorded an allowance for finance receivable losses for our retail and real estate loans using the roll rate-based model that was $0.7 million higher than the equivalent number produced using migration analysis. As of September 30, 2011, we recorded an allowance for finance receivable losses for our personal loans using the roll-rate based model that was $6.2 million lower than the equivalent number produced using migration analysis. We adopted the roll rate-based model as follows:

In our roll rate-based model, our finance receivable types are stratified by delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge- off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

Management exercises its judgment, based on quantitative analyses, qualitative factors such as recent delinquency and other credit trends, and experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. We adjust the amounts determined by the roll rate-based model for management’s estimate of the effects of model imprecision, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies. We charge or credit this adjustment to expense through the provision for finance receivable losses.

We based our allowance for finance receivable losses primarily on historical loss experience using migration analysis prior to September 30, 2012 for our retail sales finance and real estate loan portfolios and prior to September 30, 2011 for our personal loans. Our migration analysis utilized a rolling 12 months of historical data that was updated quarterly for our real estate loan and retail sales finance receivable portfolios. The primary inputs for our migration analysis were (1) the related historical finance receivable balances, (2) the historical delinquency, charge-off, recovery and repayment amounts, and (3) the related finance receivable balances in each stage of delinquency (i.e., current, greater than 30 days past due, greater than 60 days past due, etc.). The primary assumptions used in our migration analysis were the weighting of historical data and our estimate of the loss emergence period for the portfolio.

Management considers the performance of our junior-lien real estate loans portfolio when estimating the allowance for finance receivable losses at the time we evaluate our real estate loan portfolio for impairments. However, we are not able to track the default status of the first lien position for our junior lien loans if we are not the holders of the first lien position. We attempt to mitigate the risk resulting from the inability to track this information by utilizing our roll rate-based model. Our roll rate-based model incorporates the historical performance of our real estate portfolio (including junior lien loans) and its output will therefore be impacted by any actual delinquency and charge-offs from junior lien loans.

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements in Item 8 for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts, seasonality of demand, and increased traffic in branches after the winter months. Demand for our personal loans is usually lower in January and February after the holiday season and as a result of tax refunds. Delinquencies on our personal loans tend to peak in the second and third quarters and higher net charge-offs on these loans usually occur at year end. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

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

Net interest income	interest income less interest expense

Recovery ratio	annualized recoveries on net-charge offs as a percentage of the average of net finance receivables at the beginning of each month in the period

Tangible equity	total equity less accumulated other comprehensive income or loss

Weighted average interest rate	annualized interest expense as a percentage of average debt

Yield	annualized finance charges as a percentage of average net receivables

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain of our assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 basis point increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2013		2012
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp

Assets
Net finance receivables, less allowance for finance receivable losses	$(483,071)	$525,371	$(457,090)	$452,130
Fixed-maturity investment securities	(28,509)	28,589	(21,255)	N/M	(a)
Swap agreements	—	—	515	(862)

Liabilities
Long-term debt (b)	(345,778)	252,888	(305,775)	120,263

(a)         Not meaningful since front end treasury rates were well below 100 basis points at December 31, 2012.

(b)        Increase in -100 basis points market risk exposure on long-term debt reflected a significant amount of maturities in 2013 that were replaced with new issuances that were more susceptible to price fluctuations.

We derived the changes in fair values by modeling estimated cash flows of certain of our assets and liabilities. We adjusted the cash flows to reflect changes in prepayments and calls, but did not consider loan originations, debt issuances, or new investment purchases.

We did not enter into interest rate-sensitive financial instruments for trading or speculative purposes.

Readers should exercise care in drawing conclusions based on the above analysis. While these changes in fair values provide a measure of interest rate sensitivity, they do not represent our expectations about the impact of interest rate changes on our financial results. This analysis is also based on our exposure at a particular point in time and incorporates numerous assumptions and estimates. It also assumes an immediate change in interest rates, without regard to the impact of certain business decisions or initiatives that we would likely undertake to mitigate or eliminate some or all of the adverse effects of the modeled scenarios.

Item 8.  Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Springleaf Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of Springleaf Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

April 15, 2014

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)
December 31,	2013	2012
		Revised
Assets

Cash and cash equivalents	$431,409	$1,554,348
Investment securities	582,090	888,577
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.6 billion in 2013 and $0 in 2012)	3,171,704	2,649,732
SpringCastle Portfolio (includes loans of consolidated VIEs of $2.5 billion in 2013 and $0 in 2012)	2,505,349	—
Real estate loans (includes loans of consolidated VIEs of $5.7 billion in 2013 and $4.1 billion in 2012)	7,982,349	8,951,903
Retail sales finance	98,911	208,357
Net finance receivables	13,758,313	11,809,992
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $180.5 million in 2013 and $15.6 million in 2012)	(333,325)	(182,653)
Net finance receivables, less allowance for finance receivable losses	13,424,988	11,627,339
Restricted cash (includes restricted cash of consolidated VIEs of $522.8 million in 2013 and $109.0 million in 2012)	536,005	157,844
Other assets	428,194	438,512

Total assets	$15,402,686	$14,666,620

Liabilities and Shareholders’ Equity

Long-term debt (includes debt of consolidated VIEs of $7.3 billion in 2013 and $3.1 billion in 2012)	$12,769,036	$12,620,853
Insurance claims and policyholder liabilities	394,168	365,238
Deferred and accrued taxes	145,520	271,796
Other liabilities	207,334	227,811
Total liabilities	13,516,058	13,485,698

Shareholders’ equity:
Common stock	1,148	1,000
Additional paid-in capital	524,087	147,459
Accumulated other comprehensive income	28,095	26,472
Retained earnings	986,690	1,005,991
Springleaf Holdings, Inc. shareholders’ equity	1,540,020	1,180,922
Non-controlling interests	346,608	—
Total shareholders’ equity	1,886,628	1,180,922

Total liabilities and shareholders’ equity	$15,402,686	$14,666,620

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands except
earnings (loss) per share)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Interest income	$2,154,078	$1,714,813	$1,871,229

Interest expense	919,749	1,075,205	1,284,773

Net interest income	1,234,329	639,608	586,456

Provision for finance receivable losses	527,661	341,578	329,675

Net interest income after provision for finance receivable losses	706,668	298,030	256,781

Other revenues:
Insurance	148,179	126,423	120,190
Investment	35,132	35,896	37,659
Net gain (loss) on repurchases and repayments of debt	(41,716)	(15,542)	10,673
Net gain (loss) on fair value adjustments on debt	6,055	(2,992)	1,372
Other	5,410	(46,442)	(28,389)
Total other revenues	153,060	97,343	141,505

Other expenses:
Operating expenses:
Salaries and benefits	463,920	320,164	359,724
Other operating expenses	253,372	296,395	343,432
Restructuring expenses	—	23,503	—
Insurance losses and loss adjustment expenses	64,879	60,679	55,268
Total other expenses	782,171	700,741	758,424

Income (loss) before benefit from income taxes	77,557	(305,368)	(360,138)

Benefit from income taxes	(16,185)	(87,671)	(118,405)

Net income (loss)	93,742	(217,697)	(241,733)

Net income attributable to non-controlling interests	113,043	—	—

Net loss attributable to Springleaf Holdings, Inc.	$(19,301)	$(217,697)	$(241,733)

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	102,917,172	100,000,000	100,000,000
Earnings (loss) per share:
Basic and diluted	$(0.19)	$(2.18)	$(2.42)

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Net income (loss)	$93,742	$(217,697)	$(241,733)

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than- temporary impairments were taken	(78)	475	74
All other investment securities	(12,156)	13,300	11,878
Cash flow hedges	—	(16,987)	31,793
Retirement plan liabilities adjustments	17,731	67,019	(54,988)
Foreign currency translation adjustments	(547)	3,975	(234)

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than- temporary impairments were taken	27	(166)	(26)
All other investment securities	4,260	(4,661)	(4,157)
Cash flow hedges	—	5,945	(11,128)
Retirement plan liabilities adjustments	(5,698)	(23,678)	19,342
Other comprehensive income (loss), net of tax, before reclassification adjustments	3,539	45,222	(7,446)

Reclassification adjustments included in net income (loss):
Net realized (gains) losses on investment securities	(2,788)	2,507	471
Cash flow hedges	(160)	10,504	(26,730)

Income tax effect:
Net realized gains (losses) on investment securities	976	(877)	(165)
Cash flow hedges	56	(3,676)	9,356
Reclassification adjustments included in net income (loss), net of tax	(1,916)	8,458	(17,068)
Other comprehensive income (loss), net of tax	1,623	53,680	(24,514)

Comprehensive income (loss)	95,365	(164,017)	(266,247)

Comprehensive income attributable to non-controlling interests	113,043	—	—

Comprehensive loss attributable to Springleaf Holdings, Inc.	$(17,678)	$(164,017)	$(266,247)

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Springleaf Holdings, Inc. Shareholders’ Equity
			Accumulated		Springleaf
		Additional	Other		Holdings, Inc.		Total
	Common	Paid-in	Comprehensive	Retained	Shareholders’	Non-controlling	Shareholders’
(dollars in thousands)	Stock	Capital	Income (Loss)	Earnings	Equity	Interests	Equity

Balance, January 1, 2013 - Revised	$1,000	$147,459	$26,472	$1,005,991	$1,180,922	$—	$1,180,922
Sale of common stock	148	251,256	—	—	251,404	—	251,404
Share-based compensation expense, net of forfeitures	—	145,988	—	—	145,988	—	145,988
Underwriting discount and offering expenses	—	(20,616)	—	—	(20,616)	—	(20,616)
Changes in non-controlling interests:
Contributions from joint venture partners	—	—	—	—	—	438,081	438,081
Distributions declared to joint venture partners	—	—	—	—	—	(204,516)	(204,516)
Change in net unrealized losses:
Investment securities	—	—	(9,759)	—	(9,759)	—	(9,759)
Cash flow hedges	—	—	(104)	—	(104)	—	(104)
Retirement plan liabilities adjustments	—	—	12,033	—	12,033	—	12,033
Foreign currency translation adjustments	—	—	(547)	—	(547)	—	(547)
Net income (loss)	—	—	—	(19,301)	(19,301)	113,043	93,742
Balance, December 31, 2013	$1,148	$524,087	$28,095	$986,690	$1,540,020	$346,608	$1,886,628

Balance, January 1, 2012 - Revised	$1,000	$147,459	$(27,208)	$1,223,688	$1,344,939	$—	$1,344,939
Change in net unrealized gains (losses):
Investment securities	—	—	10,578	—	10,578	—	10,578
Cash flow hedges	—	—	(4,214)	—	(4,214)	—	(4,214)
Retirement plan liabilities adjustments	—	—	43,341	—	43,341	—	43,341
Foreign currency translation adjustments	—	—	3,975	—	3,975	—	3,975
Net loss	—	—	—	(217,697)	(217,697)	—	(217,697)
Balance, December 31, 2012 - Revised	$1,000	$147,459	$26,472	$1,005,991	$1,180,922	$—	$1,180,922

Balance, January 1, 2011 - Revised	$1,000	$147,459	$(2,694)	$1,465,421	$1,611,186	$—	$1,611,186
Change in net unrealized gains:
Investment securities	—	—	8,075	—	8,075	—	8,075
Cash flow hedges	—	—	3,291	—	3,291	—	3,291
Retirement plan liabilities adjustments	—	—	(35,646)	—	(35,646)	—	(35,646)
Foreign currency translation adjustments	—	—	(234)	—	(234)	—	(234)
Net loss	—	—	—	(241,733)	(241,733)	—	(241,733)
Balance, December 31, 2011 - Revised	$1,000	$147,459	$(27,208)	$1,223,688	$1,344,939	$—	$1,344,939

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Cash flows from operating activities
Net income (loss)	$93,742	$(217,697)	$(241,733)
Reconciling adjustments:
Provision for finance receivable losses	527,661	341,578	329,675
Depreciation and amortization	(55,148)	165,220	274,818
Deferred income tax benefit	(118,839)	(167,649)	(132,422)
Writedowns and net loss on sales of real estate owned	4,529	60,109	69,106
Writedowns on assets resulting from restructuring	—	5,046	—
Impairments of Ocean Finance and Mortgages Limited assets	—	8,342	—
Mark to market provision and net gain on sales of finance receivables held for sale originated as held for investment	—	(4,536)	—
Net loss (gain) on repurchases and repayments of debt	41,716	15,542	(10,673)
Share-based compensation expense, net of forfeitures	145,988	—	—
Other	8,083	1,914	840
Cash flows due to changes in:
Other assets and other liabilities	16,011	22,689	(69,935)
Insurance claims and policyholder liabilities	28,930	10,367	1,689
Taxes receivable and payable	(9,896)	58,634	(46,754)
Accrued interest and finance charges	(42,315)	(30,302)	(20,309)
Restricted cash	35,597	(40,967)	14,734
Other, net	(808)	(174)	2,260
Net cash provided by operating activities	675,251	228,116	171,296

Cash flows from investing activities
Finance receivables originated or purchased	(2,302,161)	(1,701,400)	(1,904,095)
Principal collections on finance receivables	3,152,767	2,649,404	2,821,732
Purchase of SpringCastle Portfolio	(2,963,547)	—	—
Sales and principal collections on finance receivables held for sale originated as held for investment	15,480	181,561	—
Available-for-sale investment securities purchased	(554,846)	(1,052,312)	(546,560)
Trading investment securities purchased	(10,034)	(743)	(13,310)
Available-for-sale investment securities called, sold, and matured	846,576	1,210,870	258,211
Trading investment securities called, sold, and matured	8,421	6,064	3,925
Change in notes receivable from American International Group, Inc.	—	—	468,662
Change in restricted cash	(413,758)	(50,564)	238,863
Proceeds from sale of real estate owned	108,718	181,996	206,608
Other, net	(10,758)	(117)	(19,546)
Net cash provided by (used for) investing activities	(2,123,142)	1,424,759	1,514,490

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	6,296,061	2,263,317	2,328,741
Repayment of long-term debt	(6,434,786)	(3,054,379)	(4,723,615)
Contributions from joint venture partners	438,081	—	—
Distributions to joint venture partners	(204,516)	—	—
Proceeds from issuance of common stock, net of offering costs	230,788	—	—
Net cash provided by (used for) financing activities	325,628	(791,062)	(2,394,874)

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Effect of exchange rate changes	(676)	2,949	1,111

Net change in cash and cash equivalents	(1,122,939)	864,762	(707,977)
Cash and cash equivalents at beginning of period	1,554,348	689,586	1,397,563
Cash and cash equivalents at end of period	$431,409	$1,554,348	$689,586

Supplemental cash flow information
Interest paid	$724,208	$845,272	$920,324
Income taxes paid	112,536	18,642	60,864

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$93,416	$181,380	$226,323
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	18,005	182,208	—
Transfer of finance receivables held for sale to finance receivables held for investment	—	1,353	—

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

1.  Nature of Operations

Springleaf Holdings, Inc. (“SHI” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” “the Company,” “we,” “us,” or “our”) is a newly formed Delaware corporation, primarily owned by Springleaf Financial Holdings, LLC (the “Initial Stockholder”). Prior to the initial public offering of SHI’s common stock described below, FCFI Acquisition LLC (“FCFI”), an affiliate of Fortress Investment Group LLC (“Fortress”), owned an 80% economic interest in SHI and American International Group, Inc. (“AIG”) indirectly owned a 20% economic interest in SHI.

SHI is a financial services holding company whose principal subsidiary is Springleaf Finance, Inc. (“SFI”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”), a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2013, we had $13.8 billion of net finance receivables due from over 1.3 million customer accounts. At December 31, 2013, we had a network of over 830 branch offices in 26 states and over 4,900 employees.

INITIAL PUBLIC OFFERING

In connection with the initial public offering of common stock of SHI, we executed a reorganization of Springleaf Holdings, LLC, the predecessor entity of SHI, into SHI, a newly formed Delaware corporation. The reorganization was completed on October 9, 2013. In connection with the reorganization, Springleaf Financial Holdings, LLC’s predecessor, AGF Holding Inc., contributed all of the common stock of SFI to Springleaf Holdings, LLC and, as a result, SFI became a wholly owned subsidiary of Springleaf Holdings, LLC. Following the contribution, Springleaf Holdings, LLC converted from a Delaware limited liability company into a Delaware corporation, named Springleaf Holdings, Inc., on October 9, 2013. Upon the conversion from a limited liability company to a corporation, the 100 common interests, previously held by Springleaf Financial Holdings, LLC (or its predecessor) converted into 100 shares of common stock. Additionally, SHI executed a 1,000,000-for-1 common stock split, resulting in 100,000,000 shares of common stock being issued and outstanding at October 9, 2013. The financial statements of SFI have been adjusted on a retrospective basis, as appropriate, as financial statements of SHI to account for the reorganization.

On October 21, 2013, SHI completed the initial public offering of its common stock. At December 31, 2013, the Initial Stockholder owned approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress and AIG Capital Corporation, a subsidiary of AIG.

Notes to Consolidated Financial Statements, Continued

ACQUISITION OF LOAN PORTFOLIO BY SPRINGCASTLE

On March 5, 2013, SpringCastle Acquisition LLC (“SCA”), a newly formed joint venture in which one of our indirect wholly owned subsidiaries, Springleaf Acquisition Corporation (“SAC”), and NRZ Consumer LLC (“NRZ”), previously an indirect subsidiary of Newcastle Investment Corp., each held a 50% equity interest, entered into a definitive agreement to purchase a portfolio of loans from HSBC Finance Corporation and certain of its affiliates (collectively, “HSBC”). On April 1, 2013, BTO WillowHoldings, L.P. (“Blackstone”), an affiliate of Blackstone Tactical Opportunities Advisors L.L.C., acquired a 23% equity interest in SCA, which reduced our equity interests and the equity interests of NRZ to 47% and 30%, respectively.

The loan portfolio was acquired on April 1, 2013 for a purchase price of $3.0 billion, at which time the portfolio consisted of over 415,000 finance receivable accounts with an aggregate unpaid principal balance (“UPB”) of $3.9 billion, which we refer to as the “SpringCastle Portfolio.” The portfolio included both unsecured loans and loans secured by subordinate residential real estate mortgages. The $3.0 billion purchase was funded with $2.2 billion of debt issued in connection with the securitization of the loan portfolio (the “SpringCastle securitization”), with the remainder funded with equity contributed by each of the joint venture members, including $388.5 million of equity from SFI. Upon final validation by the parties, SCA received a refund of $15.4 million from HSBC in August 2013 for the true up of the April 1, 2013 purchase price.

Immediately prior to the completion of the loan portfolio acquisition on April 1, 2013, SCA assigned its right to purchase the portfolio to SpringCastle America, LLC (“SC America”), SpringCastle Credit, LLC (“SC Credit”), and SpringCastle Finance, LLC (“SC Finance”) (each, a “Seller LLC” and collectively, the “Seller LLCs”), which, in turn, immediately sold their respective portion of the portfolio to SpringCastle America Funding, LLC (“SC America Funding”), SpringCastle Credit Funding, LLC (“SC Credit Funding”), and SpringCastle Finance Funding, LLC (“SC Finance Funding”) (each, a “Co-issuer LLC” and collectively, the “Co-issuer LLCs”) and a loan trustee in connection with the SpringCastle securitization.

As of April 1, 2013, SpringCastle Holdings, LLC, a wholly owned subsidiary of SAC, NRZ, and Blackstone held a 47%, 30% and 23% equity interest in each Seller LLC, respectively. On May 15, 2013, Newcastle Investment Corp. completed the spinoff of New Residential Investment Corp. and its subsidiaries, including NRZ, which still retains its equity interest in the Seller LLCs. SC America holds a 100% equity interest in SC America Funding, SC Credit holds a 100% equity interest in SC Credit Funding and SC Finance holds a 100% equity interest in SC Finance Funding.

On April 1, 2013, SFI entered into a servicing agreement with the Co-issuer LLCs and the loan trustee whereby SFI agreed to service the loans in the loan portfolio effective on the servicing transfer date. In accordance with this agreement, we assumed the direct servicing obligations for the loans in September, 2013.

We have determined that our servicing agreement provides us with the power to direct the activities of Seller LLCs and Co-issuer LLCs that most significantly impact their economic performance. As such, we consider the Seller LLCs and Co-issuer LLCs to be variable interest entities (“VIEs”) because the equity investment in each lacks the characteristics of a controlling financial interest. Our decision-making rights as servicer, coupled with our significant indirect equity interest in the Seller LLCs and Co-issuer LLCs, provide us with a controlling financial interest in each, and thus the Seller LLCs and Co-issuer LLCs are included in our consolidated financial statements. The equity (membership) interests in the Seller LLCs held by NRZ and Blackstone, which represent an indirect residual interest in the loans owned by the Co-issuer LLCs, are reported as non-controlling interests in our financial statements.

Notes to Consolidated Financial Statements, Continued

PURCHASE OF LOAN SERVICING FACILITY

On March 5, 2013, one of our subsidiaries signed an agreement to acquire a loan servicing facility located in London, Kentucky from Renaissance Bankcard Services of Kentucky, Inc. (“Renaissance”), a subsidiary of HSBC. The loan servicing facility was purchased on September 1, 2013 for consideration of $1.4 million. The acquisition of the loan servicing facility included the transfer of over 200 employees of Renaissance to the Company.

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2013, our four segments include: Consumer, Insurance, Acquisitions and Servicing, and Real Estate. The Acquisitions and Servicing segment was added effective April 1, 2013, as a result of our co-investment in the SpringCastle Portfolio.

Management considers Consumer, Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.”

Our segments are managed as follows:

Core Consumer Operations

•                  Consumer — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized internet. Branch operations primarily conduct business in 26 states, which are our core operating states. Centralized internet processes and underwrites loan applications that we receive through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized internet lending division makes the credit decision regarding the application and then refers the customer to a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), the centralized internet group originates the loan.

•                  Insurance — We offer credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. We also require credit-related property and casualty insurance, when needed, to protect our interest in the property pledged as collateral.

•                  Acquisitions and Servicing — On April 1, 2013, we acquired the SpringCastle Portfolio, at which time the $3.9 billion consumer loan portfolio consisted of over 415,000 unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). This SpringCastle Portfolio was acquired through a newly formed joint venture in which we own a 47% equity interest. The loans in the SpringCastle Portfolio vary in form and substance from our typical branch serviced loans and are in a liquidating status with no anticipation of significant renewal activity. Future strategic portfolio or business acquisitions will also be a part of this segment.

Notes to Consolidated Financial Statements, Continued

Non-Core Portfolio

•                  Real Estate — We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices are either serviced by our branch personnel or by our centralized servicing operation. Real estate loans previously acquired or originated through centralized distribution channels are serviced by one of our indirect wholly owned subsidiaries, MorEquity, Inc. (“MorEquity”), all of which are subserviced by Nationstar Mortgage LLC (“Nationstar”), except for certain securitized real estate loans, which are serviced and subserviced by third parties. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. As a result of the cessation of real estate lending effective January 1, 2012, all of our real estate loans are in a liquidating status.

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Other also includes $146.0 million of share-based compensation expense due to the grant of restricted stock units (“RSUs”) to certain of our executives and employees in the second half of 2013, which is not considered pertinent in determining segment performance.

2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using generally accepted accounting principles in the United States of America (“U.S. GAAP”). The statements include the accounts of SHI, its subsidiaries (all of which are wholly owned, except for the Seller LLCs and Co-issuer LLCs), and VIEs in which we hold a controlling financial interest as of the financial statement date. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results, and the out-of-period adjustments recorded in 2013 discussed below. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2013 presentation, we reclassified certain items in prior periods.

Effective December 31, 2013, we report the two components of interest income, finance charges and interest income from finance receivables held for sale originated as held for investment, which were previously reported separately in our consolidated statements of operations for 2012 and 2011, as interest income, since interest income from finance receivables held for sale originated as held for investment was immaterial for 2013, 2012, and 2011.

Fortress Acquisition

Due to the significance of the ownership interest acquired by FCFI (the “Fortress Acquisition”), the nature of the transaction, and at the direction of our acquirer, we applied push-down accounting to SFI as an acquired business. We revalued our assets and liabilities based on their fair values at the date of the

Notes to Consolidated Financial Statements, Continued

Fortress Acquisition, November 30, 2010, in accordance with business combination accounting standards (“push-down accounting”).

Prior Period Revisions

In preparing our annual consolidated financial statements for the year ended December 31, 2013, we identified certain out-of-period errors. In addition to these errors, we previously recorded and disclosed out-of-period adjustments in prior reporting periods when the errors were discovered. As a result, we have revised all previously reported periods included in this report. We have corrected the errors identified in the fourth quarter of 2013 and have included these corrections in the appropriate prior periods. Similarly, we have reversed all out-of period adjustments previously recorded and disclosed, and have included the adjustments in the appropriate periods. After evaluating the quantitative and qualitative aspects of these corrections, we have determined that our previous quarterly and annual consolidated financial statements were not materially misstated.

See Note 24 for further information on the prior period revisions.

In addition to the prior period revisions previously discussed, during the fourth quarter of 2013 we identified errors in the classification of certain line items within our consolidated statement of cash flows for 2012 and/or 2011. These corrections are further discussed in Note 24 and also included in the revised consolidated statements of cash flows presented in Note 24.

ACCOUNTING POLICIES

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a loan-by-loan basis. We classify finance receivables as held for investment due to our ability and intent to hold them until customer payoff. We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees. We include the cash flows from finance receivables held for investment in the consolidated statements of cash flows as investing activities. We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, the insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cashflow in the consolidated statements of cash flows.

Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to report them as liabilities and not net them against finance receivables. Insurance claims and policyholder liabilities relate to the underwriting activities of our Insurance segment.

Finance Receivable Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method, which we report in interest income. We amortize premiums or accrete discounts on finance receivables as a revenue adjustment using the interest method and contractual cash flows. We defer the costs to originate certain finance receivables and the revenue from nonrefundable points and fees on loans and amortize them to revenue using the interest method.

Notes to Consolidated Financial Statements, Continued

We stop accruing finance charges when the fourth contractual payment becomes past due for personal loans, the SpringCastle Portfolio, and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail accounts. We stop accruing finance charges when the fourth contractual payment becomes past due for our real estate loans that were originated at our branch offices and when the third contractual payment becomes past due for our real estate loans that were originated or acquired centrally. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

For finance receivables that had a carrying value net of the fair value discount established at the time of the Fortress acquisition, we stop accreting the discount at the time we stop accruing finance charges. We do not reverse accretion of discount that was previously recognized.

We recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. We resume the accrual of interest on a nonaccrual finance receivable when the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual.

We accrete the amount required to adjust the fair value of our finance receivables to their contractual amounts over the life of the related finance receivable for non-credit impaired finance receivables and over the life of a pool of finance receivables for purchased credit impaired finance receivables as described below.

Purchased Credit Impaired Finance Receivables

As part of each of our acquisitions, we identify a population of finance receivables for which it is determined that it is probable that we will be unable to collect all contractually required payments. The population of accounts identified principally consists of those finance receivables that are 60 days or more past due, which had been classified as TDR finance receivables as of the acquisition date, or had been previously modified.

We accrete the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows (the “accretable yield”) into interest income at a level rate of return over the expected lives of the underlying pools of the purchased credit impaired finance receivables. We have established policies and procedures to periodically (at least once a quarter) update the amount of cash flows we expect to collect, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable and significant increases in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool’s yield.

Our purchased credit impaired finance receivables remain in our purchased credit impaired pools until liquidation. We do not reclassify modified purchased credit impaired finance receivables as TDR finance receivables.

We have additionally established policies and procedures related to maintaining the integrity of these pools. Generally, a finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is charged-off. If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its carrying amount with the carrying amount being

Notes to Consolidated Financial Statements, Continued

determined using the pro-rata method (the unpaid principal balance of the particular finance receivable divided by the unpaid principal balance of the pool multiplied by the carrying amount of the pool). Removal of the finance receivable from a pool does not affect the yield used to recognize accretable yield of the pool. If a finance receivable is removed from the pool because it is charged-off, it is removed at its carrying amount with a charge to the provision for finance receivable losses.

Troubled Debt Restructured Finance Receivables

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish reserves on our TDR finance receivables in accordance with the authoritative guidance for impaired loans.

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize or forgive past due interest and, to a lesser extent, forgive principal. If the account is delinquent at the time of modification, the account is brought current for delinquency reporting. Account modifications that are deemed to be a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for impaired loans. Account modifications that are not classified as a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for contingencies.

Finance charges for TDR finance receivables require the application of judgment. We place TDR finance receivables on accrual status or nonaccrual status based on the loans’ status prior to modification. TDR finance receivables that are placed on nonaccrual status remain on nonaccrual status until the finance receivable liquidates.

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by finance receivable type. Our finance receivable types (personal loans, SpringCastle Portfolio, real estate loans, and retail sales finance) consist of a large number of relatively small, homogeneous accounts. We evaluate our finance receivable types for impairment as groups. None of our accounts are large enough to warrant individual evaluation for impairment.

Management considers numerous internal and external factors in estimating losses inherent in our finance receivable portfolio, including the following:

•                  prior finance receivable loss and delinquency experience;

•                  the composition of our finance receivable portfolio; and

•                  current economic conditions, including the levels of unemployment and personal bankruptcies.

We charge off to the allowance for finance receivable losses personal loans that are beyond 180 days past due.

Notes to Consolidated Financial Statements, Continued

To avoid unnecessary real estate loan foreclosures, we may refer borrowers to counseling services, as well as consider a cure agreement, loan modification, voluntary sale (including a short sale), or deed in lieu of foreclosure. When two payments are past due on a collateral dependent real estate loan and it appears that foreclosure may be necessary, we inspect the property as part of assessing the costs, risks, and benefits associated with foreclosure. Generally, we start foreclosure proceedings on real estate loans when four monthly installments are past due. When foreclosure is completed and we have obtained title to the property, we obtain a third-party’s valuation of the property, which is either a full appraisal or a real estate broker’s or appraiser’s estimate of the property sale value without the benefit of a full interior and exterior appraisal and lacking sales comparisons. Such appraisals or real estate brokers’ or appraisers’ estimate of value are one factor considered in establishing an appropriate valuation; however, we are ultimately responsible for the valuation established. We reduce finance receivables by the amount of the real estate loan, establish a real estate owned asset, and charge off any loan amount in excess of that value to the allowance for finance receivable losses. We infrequently extend the charge-off period for individual accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies. We increase the allowance for finance receivable losses for recoveries on accounts previously charged-off.

We may renew a delinquent account if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new loan. We subject all renewals, whether the customer’s account is current or delinquent, to the same credit risk underwriting process as we would a new application for credit.

For our personal loans and retail sales finance receivables, we may offer those customers whose accounts are in good standing the opportunity of a deferment, which extends the term of an account. Prior to granting the deferment, we require a partial payment that is usually the greater of one-half of a regular monthly payment or the interest due on the account. We may extend this offer to customers when they are experiencing higher than normal personal expenses. Generally, this offer is not extended to customers who are delinquent. However, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem. The account is considered current upon granting the deferment. To evaluate whether a borrower’s financial difficulties are temporary or other than temporary we review the terms of each deferment to ensure that the borrower has the financial ability to repay the outstanding principal and associated interest in full following the deferment and after the customer is brought current. If, following this analysis, we believe a borrower’s financial difficulties are other than temporary, we will not grant deferment, and the loans may continue to age until they are charged off. We limit a customer to two deferments in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies.

For our real estate loans, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem, which extends the term of an account. Prior to granting the deferment, we require a partial payment that is usually the greater of one-half of a regular monthly payment or the interest due on the account and any escrow payments for real estate loans that were originated at our branch offices and require two contractual payments plus any past due principal and escrow payments due on the account for real estate loans that were originated or acquired centrally. We forebear the remaining past due interest when the deferment is granted for real estate loans that were originated or acquired centrally. (Prior to March 1, 2012, we waived the remaining past due interest.) The account is considered current upon granting the deferment. We limit a customer to two deferments in a rolling twelve month period for real estate loans that were originated at our branch offices (one deferment for real estate loans that were originated or acquired centrally) unless we determine that an exception is warranted and is consistent with our credit risk policies.

Notes to Consolidated Financial Statements, Continued

We do not systemically track deferments granted because we believe the deferments we elect to grant, individually and in the aggregate, do not have a material effect on the amount of contractual cash flows of the finance receivables or the timing of their receipt. Accounts that are granted a deferment are not classified as troubled debt restructurings. We do not consider deferments granted as a troubled debt restructuring because the customer is not experiencing an other than temporary financial difficulty, and we are not granting a concession to the customer or the concession granted is immaterial to the contractual cash flows. We pool accounts that have been granted a deferment together with accounts that have not been granted a deferment for measuring impairment in accordance with the authoritative guidance for the accounting for contingencies.

The allowance for finance receivable losses related to our purchased credit impaired finance receivables is calculated using updated cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected finance receivable principal cash flows result in the recognition of impairment. Probable and significant increases in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses.

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDR finance receivables is calculated in homogeneous aggregated pools of individually evaluated impaired finance receivables that have common risk characteristics. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDR finance receivables. The primary assumptions for our model are prepayment speeds, default rates, and severity rates.

Finance Receivables Held for Sale

Depending on market conditions or certain of management’s capital sourcing strategies, which may impact our ability and/or intent to hold our finance receivables until maturity or for the foreseeable future, we may decide to sell finance receivables originally intended for investment. Management’s view of foreseeable future is generally a twelve-month period based on the longest reasonably reliable liquidity forecast period. Our ability to hold finance receivables for the foreseeable future is subject to a number of factors, including economic and liquidity conditions, and therefore may change. As of each reporting period, management determines our ability to hold finance receivables for the foreseeable future based on assumptions for liquidity requirements. When it is probable that management’s intent or ability is to no longer hold finance receivables for the foreseeable future and we subsequently decide to sell specifically identified finance receivables that were originally classified as held for investment, the net finance receivables, less allowance for finance receivable losses are reclassified as finance receivables held for sale and are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance and is recognized in finance receivables held for sale originated as held for investment revenues. We base the fair value estimates on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted average interest rates offered in the market for similar finance receivables. We base cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses. Cash flows resulting from the sale of the finance receivables that were originally classified as held for investment are recorded as an investing activity in the consolidated statements of cash flows since U.S. GAAP requires the statement of cash flow presentation to be based on the original classification of the finance receivable. When sold, we record the sales price we receive less our carrying value of these finance receivables held for sale in finance receivables held for sale originated as held for investment revenues.

Notes to Consolidated Financial Statements, Continued

When it is determined that management no longer intends to sell finance receivables which had previously been classified as finance receivables held for sale and we have the ability to hold the finance receivables for the foreseeable future, we reclassify the finance receivables to finance receivables held for investment at the lower of cost or fair value and we accrete any fair value adjustment over the remaining life of the related finance receivables.

Real Estate Owned

We acquire real estate owned through foreclosure on real estate loans and we initially record real estate owned in other assets at the estimated fair value less the estimated cost to sell. The estimated fair value used as a basis to determine the carrying value of real estate owned is defined as the price that would be received in selling the property in an orderly transaction between market participants as of the measurement date.

We test the balances of real estate owned for impairment on a quarterly basis. If the required impairment testing suggests real estate owned is impaired, we reduce the carrying amount to estimated fair value less the estimated costs to sell. We charge these impairments to other revenues. We record the sale price we receive for a property less the carrying value and any amounts refunded to the customer as a recovery or loss in other revenues. We do not profit from foreclosures in accordance with the American Financial Services Association’s Voluntary Standards for Consumer Mortgage Lending. We only attempt to recover our investment in the property, including expenses incurred.

Net Other Intangible Assets

We have determined that each of our net other intangible assets has a finite useful life with the exception of the insurance licenses and certain domain names, which we determined to have indefinite lives.

For those net intangible assets with a finite useful life, we review such intangibles for impairment at least annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

For indefinite lived intangible assets, we first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test annually. If the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets. The fair value is determined in accordance with our fair value measurement policy. If the fair value is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification will be evaluated to determine whether such classification remains appropriate. Prior to our early adoption of ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, effective December 31, 2012, we did not perform a qualitative assessment before calculating the fair value.

Reserve for Sales Recourse Obligations

When we sell finance receivables, we establish a reserve for sales recourse in other liabilities, which represents our estimate of losses to be: (a) incurred by us on the repurchase of certain finance receivables that we previously sold; and (b) incurred by us for the indemnification of losses incurred by purchasers. Certain sale contracts include provisions requiring us to repurchase a finance receivable or indemnify the purchaser for losses it sustains with respect to a finance receivable if a borrower fails to make initial loan payments to the purchaser or if the accompanying mortgage loan breaches certain customary

Notes to Consolidated Financial Statements, Continued

representations and warranties. These representations and warranties are made to the purchasers with respect to various characteristics of the finance receivable, such as the manner of origination, the nature and extent of underwriting standards applied, the types of documentation being provided, and, in limited instances, reaching certain defined delinquency limits. Although the representations and warranties are typically in place for the life of the finance receivable, we believe that most repurchase requests occur within the first five years of the sale of a finance receivable. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. At the time of the sale of each finance receivable (exclusive of finance receivables included in our on-balance sheet securitizations), we record a provision for recourse obligations for estimated repurchases, loss indemnification and premium recapture on finance receivables sold, which is charged to other revenues. Any subsequent adjustments resulting from changes in estimated recourse exposure are recorded in other revenues. We include our reserve for sales recourse obligations in other liabilities.

Insurance Premiums and Commissions Revenue Recognition

We recognize credit insurance premiums on closed-end real estate loans and revolving finance receivables as revenue when billed monthly. We defer single premium credit insurance premiums in unearned premium reserves which we include in insurance claims and policyholder liabilities. We recognize unearned premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, for which we recognize unearned premiums as revenue using the straight-line method over the terms of the policies. We recognize unearned premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize unearned premiums on credit-related property and casualty and credit involuntary unemployment insurance as revenue using the straight-line method over the terms of the policies. We recognize non-credit life insurance premiums as revenue when collected but not before their due dates. We recognize commissions on ancillary products as other revenue when received. We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, the insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cashflow in the consolidated statements of cash flows.

Policy Reserves

Policy reserves for credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance equal related unearned premiums. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base insurance reserves assumed under reinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods. Ceded reinsurance recoverables are included in other assets and include estimates of the amounts expected to be recovered from reinsurers on insurance claims and policyholder liabilities.

Acquisition Costs

We defer insurance policy acquisition costs (primarily commissions, reinsurance fees, and premium taxes). We include deferred policy acquisition costs in other assets and amortize these costs over the terms of the related policies, whether directly written or reinsured.

Notes to Consolidated Financial Statements, Continued

Valuation of Investment Securities

We generally classify our investment securities as available-for-sale, which we record at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income or loss in shareholders’ equity. We record interest receivable on investment securities in other assets.

We classify investment securities that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative as trading securities, which we record at fair value. We recognize any changes in fair value in earnings. We have revised our previously reported consolidated financial statements to correct the classification of these investment securities with embedded derivatives and the accounting treatment of the related change in fair value, which is discussed further in Note 24.

We classify our investment securities in the fair value hierarchy framework based on the observability of inputs. Inputs to the valuation techniques are described as being either observable (level 1 or 2) or unobservable (level 3) assumptions that market participants would use in pricing an asset or liability.

Impairments on Investment Securities

Each quarter, we evaluate our investment securities on an individual basis to identify any instances where the fair value of the investment security is below its amortized cost. For these securities, we then evaluate whether an other-than-temporary impairment exists if any of the following conditions are present:

•                  we intend to sell the security;

•                  it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or

•                  we do not expect to recover the security’s entire amortized cost basis (even if we do not intend to sell the security).

If we intend to sell an impaired investment security or we will likely be required to sell the security before recovery of its amortized cost basis less any current period credit loss, we recognize an other-than-temporary impairment in investment revenues equal to the difference between the investment security’s amortized cost and its fair value at the balance sheet date.

In determining whether a credit loss exists, we compare our best estimate of the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. Any shortfall in this comparison represents a credit loss. The cash flows expected to be collected is determined by assessing all available information, including length and severity of unrealized loss, issuer default rate, ratings changes and adverse conditions related to the industry sector, financial condition of issuer, credit enhancements, collateral default rates, and other relevant criteria. Management considers factors such as our investment strategy, liquidity requirements, overall business plans, and recovery periods for securities in previous periods of broad market declines.

If a credit loss exists with respect to an investment in a security (i.e., we do not expect to recover the entire amortized cost basis of the security), we would be unable to assert that we will recover our amortized cost basis even if we do not intend to sell the security. Therefore, in these situations, an other-than-temporary impairment is considered to have occurred.

If a credit loss exists, but we do not intend to sell the security and we will likely not be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is

Notes to Consolidated Financial Statements, Continued

classified as: (1) the estimated amount relating to credit loss; and (2) the amount relating to all other factors. We recognize the estimated credit loss in investment revenues, and the non-credit loss amount in accumulated other comprehensive income or loss.

Once a credit loss is recognized, we adjust the investment security to a new amortized cost basis equal to the previous amortized cost basis less the amount recognized in investment revenues. For investment securities for which other-than-temporary impairments were recognized in investment revenues, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted to investment income.

We recognize subsequent increases and decreases in the fair value of our available-for-sale investment securities in accumulated other comprehensive income or loss, unless the decrease is considered other than temporary.

Investment Revenue Recognition

We recognize interest on interest bearing fixed-maturity investment securities as revenue on the accrual basis. We amortize any premiums or accrete any discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends on equity securities as revenue on ex-dividend dates. We recognize income on mortgage-backed securities as revenue using an effective yield based on estimated prepayments of the underlying mortgages. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment securities revenue, in investment revenues.

Realized Gains and Losses on Investment Securities

We specifically identify realized gains and losses on investment securities and include them in investment revenues.

Variable Interest Entities

An entity is a VIE if the entity does not have sufficient equity at risk for the entity to finance its activities without additional financial support or has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated into the financial statements of its primary beneficiary. When we have a variable interest in a VIE, we qualitatively assess whether we have a controlling financial interest in the entity and, if so, whether we are the primary beneficiary. In applying the qualitative assessment to identify the primary beneficiary of a VIE, we are determined to have a controlling financial interest if we have (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consider the VIE’s purpose and design, including the risks that the entity was designed to create and pass through to its variable interest holders. Determining a VIE’s primary beneficiary is an ongoing assessment. On a quarterly basis, we reassess whether we have a controlling financial interest in and are the primary beneficiary of a VIE. The quarterly reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.

Other Invested Assets

Commercial mortgage loans and insurance policy loans are part of our investment portfolio and we include them in other assets at amortized cost. We recognize interest on commercial mortgage loans and

Notes to Consolidated Financial Statements, Continued

insurance policy loans as revenue on the accrual basis using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We include other invested asset revenue in investment revenues. We record accrued other invested asset revenue receivable in other assets.

Cash and Cash Equivalents

We consider unrestricted cash on hand and short-term investments having maturity dates within three months of their date of acquisition to be cash and cash equivalents.

Restricted Cash

We include funds to be used for future debt payments relating to our securitization transactions and escrow deposits in restricted cash.

Long-term Debt

We generally report our long-term debt issuances at face value of the debt instrument, which we adjust for any unaccreted discount or unamortized premium associated with the debt. We record long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative at fair value and recognize any unrealized gains and losses in earnings. We have revised our previously reported consolidated financial statements to correct the carrying value of our long-term debt with embedded derivatives and the related change in fair value, which is discussed further in Note 24.

Income Taxes

We recognize income taxes using the asset and liability method. We establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse.

Realization of our gross deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated. When we assess our ability to realize deferred tax assets, we consider all available evidence, including:

•                  the nature, frequency, and severity of current and cumulative financial reporting losses;

•                  the timing of the reversal of our gross taxable temporary differences in an amount sufficient to provide benefit for our gross deductible temporary differences;

•                  the carryforward periods for the net operating and capital loss carryforwards;

•                  the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier years in the forecast period; and

•                  tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

We provide a valuation allowance for deferred tax assets if it is more likely than not that we will not realize the deferred tax asset in whole or in part. We include an increase or decrease in a valuation allowance resulting from a change in the realizability of the related deferred tax asset in income.

Derivative Financial Instruments

Our derivatives were governed by International Swap and Derivatives Association, Inc. (“ISDA”) standard Master Agreements, whereby the parties agreed to net the amounts payable and receivable under

Notes to Consolidated Financial Statements, Continued

all contracts governed by the ISDA Master Agreement in the event of a contract default by either one of the parties. If the net exposure was from the counterparty to us, we recorded the derivative asset in other assets on our consolidated balance sheet. If the net exposure was from us to the counterparty, we recorded the derivative liability in other liabilities on our consolidated balance sheet. We recorded net unrealized gains and losses on derivative transactions as adjustments to cash flows from operating activities on our consolidated statements of cash flows.

We recognized the derivatives on our consolidated balance sheets at their fair value. We estimated the fair value of our derivatives using industry standard valuation models.

Our previously held derivatives were formally documented and designated as cash flow hedges or hedges that did not qualify as a cash flow or fair value hedge. We recorded the effective portion of the changes in the fair value of a derivative that was highly effective and was qualified and designated as a cash flow hedge in accumulated other comprehensive income or loss, net of tax, until earnings were affected by the variability of cash flows of the hedged transaction. We recorded changes in the fair value of a derivative that did not qualify as either a cash flow or fair value hedge and changes in the fair value of hedging instruments measured as ineffectiveness in current period earnings in other revenues. We included all components of each derivative’s gain or loss in the assessment of hedge effectiveness.

We discontinued hedge accounting prospectively when:

•                  the derivative was no longer effective in offsetting changes in the cash flows or fair value of a hedged item;

•                  we sold, terminated, or exercised the derivative and/or the hedged item or they expired; or

•                  we changed our objectives or strategies and designating the derivative as a hedging instrument was no longer appropriate.

For cash flow hedges that were discontinued for reasons other than the forecasted transaction is not probable of occurring, we began reclassifying the accumulated other comprehensive income or loss adjustment to earnings when earnings were affected by the hedged item.

For cash flows from derivatives that are a part of fair value hedges or cash flow hedges, we classify the cash flows in the same category as cash flows related to the hedged item within the consolidated statements of cash flows.

In compliance with the authoritative guidance for fair value measurements, our valuation methodology for derivatives incorporated the effect of our non-performance risk and the non-performance risk of our counterparties. Effective January 1, 2012, we made an accounting policy election to continue to measure the credit risk of our derivative financial instruments that were subject to master netting agreements on a net basis by counterparty portfolio in compliance with the new authoritative guidance for fair value measurements.

Benefit Plans

We have both funded and unfunded noncontributory defined pension and postretirement plans. We recognize the net pension asset or liability, also referred to herein as the funded status of the benefit plans, in other assets or other liabilities, depending on the funded status at the end of each reporting period. We recognize the net actuarial gains or losses and prior service cost or credit that arise during the period in other comprehensive income or loss.

Notes to Consolidated Financial Statements, Continued

Many of our employees are participants in our 401(k) plan. Our contributions to the plan are charged to salaries and benefits within operating expenses.

Share-based Compensation Plans

We measure compensation cost for stock-based awards at estimated fair value and recognize compensation expense over the required service period for awards expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment to salaries and benefits in the period estimates are revised. For awards subject to graded vesting, expense is recognized under the straight-line method.

Fair Value Measurements

Management is responsible for the determination of the fair value of our financial assets and financial liabilities and the supporting methodologies and assumptions. We employ widely accepted internal valuation models or utilize third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments or pools of finance receivables. When our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, we determine fair value either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

Our valuation process typically requires obtaining data about market transactions and other key valuation model inputs from internal or external sources and, through the use of widely accepted internal valuation models, provides a single fair value measurement for individual securities or pools of finance receivables. The inputs used in this process include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from our valuation service providers through various analytical techniques. We conduct price reviews for all investment securities. Assets that fall outside a price change tolerance are sent to our third-party investment manager for further review. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third-party valuation sources for selected securities.

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

Notes to Consolidated Financial Statements, Continued

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The use of observable and unobservable inputs is further discussed in Note 25.

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

Our fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and reviews by senior management.

Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding unvested restricted stock units and awards.

Foreign Currency

The functional currency of our residual operations in the United Kingdom is the local currency, the British Pound. We translate financial statement amounts expressed in British Pounds into U.S. Dollars using the authoritative guidance for foreign currency translation. We translate functional currency assets and liabilities into U.S. Dollars using exchange rates prevailing at the balance sheet date. We translate revenues and expenses using monthly average exchange rates for the period. We record the translation adjustments, net of tax, as a separate component of other comprehensive income (loss), which we include in stockholder’s equity. We record exchange gains and losses resulting from foreign currency transactions in other revenues.

Transactions with Affiliates of Fortress or AIG

We may enter into transactions with affiliates of Fortress or AIG. These transactions occur at prevailing market rates and terms and primarily include subservicing and refinancing agreements, reinsurance agreements, and derivative transactions. See Note 9 for further information on our transactions with affiliates of Fortress and AIG.

3.  Recent Accounting Pronouncements

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

Notes to Consolidated Financial Statements, Continued

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

Troubled Debt Restructurings

In January 2014, the FASB issued ASU 2014-4, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We are currently evaluating whether the adoption of this ASU will have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements, Continued

4.  Finance Receivables

Our finance receivable types include personal loans, SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•                  Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans. At December 31, 2013, $1.4 billion of personal loans, or 44%, was secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 40%, was secured by consumer household goods or other items of personal property, and the remainder was unsecured.

•                  SpringCastle Portfolio — are loans jointly acquired from HSBC on April 1, 2013 through a newly formed joint venture. These loans include unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. We assumed the direct servicing obligations for these loans in September 2013.

•                  Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are usually considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. As of January 1, 2012, we ceased originating real estate loans.

•                  Retail sales finance — includes retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. In January 2013, we ceased purchasing retail sales contracts and revolving retail accounts.

Notes to Consolidated Financial Statements, Continued

Components of net finance receivables by type were as follows:

	Personal	SpringCastle	Real	Retail
(dollars in thousands)	Loans	Portfolio	Estate Loans	Sales Finance	Total

December 31, 2013

Gross receivables*	$3,644,030	$2,484,719	$7,940,500	$108,457	$14,177,706
Unearned finance charges and points and fees	(560,104)	—	(1,115)	(10,444)	(571,663)
Accrued finance charges	48,179	20,630	42,690	898	112,397
Deferred origination costs	39,599	—	274	—	39,873
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

December 31, 2012 - Revised

Gross receivables*	$2,984,423	$—	$8,906,061	$233,296	$12,123,780
Unearned finance charges and points and fees	(402,828)	—	(5,836)	(27,087)	(435,751)
Accrued finance charges	36,937	—	51,327	2,148	90,412
Deferred origination costs	31,200	—	351	—	31,551
Total	$2,649,732	$—	$8,951,903	$208,357	$11,809,992

*                 Gross receivables are defined below:

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

Included in the table above are personal loans totaling $1.6 billion at December 31, 2013, SpringCastle Portfolio loans totaling $2.5 billion at December 31, 2013, and real estate loans totaling $5.7 billion at December 31, 2013 and $4.1 billion at December 31, 2012 associated with securitizations that remain on our balance sheet. The carrying amount of consolidated long-term debt associated with securitizations totaled $7.3 billion at December 31, 2013 and $3.1 billion at December 31, 2012. See Note 11 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables totaling $1.0 billion at December 31, 2013 and $5.2 billion at December 31, 2012, which were pledged as collateral for our secured term loan.

Maturities of net finance receivables by type at December 31, 2013 were as follows:

	Personal	SpringCastle	Real	Retail
(dollars in thousands)	Loans	Portfolio	Estate Loans	Sales Finance	Total

2014	$923,022	$144,725	$211,505	$21,513	$1,300,765
2015	1,169,988	178,800	278,640	26,089	1,653,517
2016	789,215	187,161	289,094	18,055	1,283,525
2017	233,900	201,118	296,785	11,366	743,169
2018	44,686	217,445	301,973	6,293	570,397
2019+	10,893	1,576,100	6,604,352	15,595	8,206,940
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

Notes to Consolidated Financial Statements, Continued

Maturities are not a forecast of future cash collections. Company experience has shown that customers typically renew, convert or pay in full a substantial portion of finance receivables prior to maturity.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in thousands)
December 31,	2013	2012

Personal loans	$4,996	$25,760
SpringCastle Portfolio	366,060	—
Real estate loans	32,338	40,357
Retail sales finance (a)	—	77,879
Total (b)	$403,394	$143,996

(a)         No unused lines of credit on retail sales finance at December 31, 2013 as a result of the cessation of purchases of revolving retail accounts effective January 16, 2013.

(b)         The total unused lines of credit at December 31, 2012 was previously incorrectly overstated by $20.5 million and has been revised as follows:

	Personal	Real	Retail
(dollars in thousands)	Loans	Estate Loans	Sales Finance	Total

Unused lines of credit:
As previously stated	$—	$86,437	$78,071	$164,508
Adjustment	25,760	(46,080)	(192)	(20,512)
As corrected	$25,760	$40,357	$77,879	$143,996

Unused lines of credit on our personal loans can be suspended if one of the following occurs: the value of the collateral declines significantly; we believe the borrower will be unable to fulfill the repayment obligations; or any other default by the borrower of any material obligation under the agreement. Unused lines of credit on our real estate loans and the SpringCastle Portfolio secured by subordinate residential real estate mortgages can be suspended if one of the following occurs: the value of the real estate declines significantly below the property’s initial appraised value; we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or any other default by the borrower of any material obligation under the agreement. Unused lines of credit on home equity lines of credit, including the SpringCastle Portfolio secured by subordinate residential real estate mortgages, can be terminated for delinquency. Unused lines of credit on the unsecured loans of the SpringCastle Portfolio can be terminated at our discretion.

Notes to Consolidated Financial Statements, Continued

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. The largest concentrations of net finance receivables were as follows:

December 31,	2013		2012 *
(dollars in thousands)	Amount	Percent	Amount	Percent
			Revised

California	$1,212,860	9%	$1,191,222	10%
N. Carolina	1,062,882	8	808,285	7
Florida	880,286	6	780,093	7
Ohio	823,417	6	671,336	6
Virginia	766,309	6	692,101	6
Pennsylvania	708,075	5	539,660	4
Illinois	703,637	5	595,823	5
Georgia	545,530	4	464,574	4
Other	7,055,317	51	6,066,898	51
Total	$13,758,313	100%	$11,809,992	100%

*           December 31, 2012 concentrations of net finance receivables are presented in the order of December 31, 2013 state concentrations.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.4 million of revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at December 31, 2013, compared to $1.0 million at December 31, 2012. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

Notes to Consolidated Financial Statements, Continued

The following is a summary of net finance receivables by type by days delinquent:

	Personal	SpringCastle	Real	Retail
(dollars in thousands)	Loans	Portfolio	Estate Loans	Sales Finance	Total

December 31, 2013

Net finance receivables:
60-89 days past due	$28,504	$60,669	$97,567	$1,290	$188,030
90-119 days past due	22,804	47,689	68,190	1,017	139,700
120-149 days past due	18,780	33,671	55,222	757	108,430
150-179 days past due	14,689	26,828	45,158	740	87,415
180 days or more past due	938	3,579	356,766	173	361,456
Total delinquent finance receivables	85,715	172,436	622,903	3,977	885,031
Current	3,038,307	2,232,965	7,183,437	92,093	12,546,802
30-59 days past due	47,682	99,948	176,009	2,841	326,480
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

December 31, 2012

Net finance receivables:
60-89 days past due	$21,683	$—	$99,956	$2,107	$123,746
90-119 days past due	17,538	—	73,803	1,416	92,757
120-149 days past due	14,050	—	58,364	1,171	73,585
150-179 days past due	9,613	—	45,648	743	56,004
180 days or more past due	12,107	—	382,562	331	395,000
Total delinquent finance receivables	74,991	—	660,333	5,768	741,092
Current	2,534,960	—	8,094,459	197,392	10,826,811
30-59 days past due	39,781	—	197,111	5,197	242,089
Total	$2,649,732	$—	$8,951,903	$208,357	$11,809,992

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

	Personal	SpringCastle	Real	Retail
(dollars in thousands)	Loans	Portfolio	Estate Loans	Sales Finance	Total

December 31, 2013

Performing	$3,114,493	$2,393,582	$7,457,013	$96,224	$13,061,312
Nonperforming	57,211	111,767	525,336	2,687	697,001
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

December 31, 2012

Performing	$2,596,424	$—	$8,391,526	$204,696	$11,192,646
Nonperforming	53,308	—	560,377	3,661	617,346
Total	$2,649,732	$—	$8,951,903	$208,357	$11,809,992

Notes to Consolidated Financial Statements, Continued

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

As a result of the Fortress Acquisition, we applied push-down accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value on November 30, 2010. For purchased finance receivables, such as the SpringCastle Portfolio (“SCP Loans”), we also record these loans at fair value on the day of purchase.

As part of the acquisition of the SpringCastle Portfolio, we determined that at April 1, 2013, acquired loans with contractually required principal and interest of $1.9 billion, expected undiscounted cash flows of $1.2 billion, and a fair value of $748.9 million, were credit impaired.

We include the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected.

Information regarding these purchased credit impaired finance receivables was as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

December 31, 2013

Carrying amount, net of allowance	$530,326	$1,257,047	$1,787,373
Outstanding balance	$851,211	$1,791,882	$2,643,093
Allowance for purchased credit impaired finance receivable losses	$—	$57,334	$57,334

December 31, 2012

Carrying amount, net of allowance	$—	$1,381,409	$1,381,409
Outstanding balance	$—	$1,968,817	$1,968,817
Allowance for purchased credit impaired finance receivable losses	$—	$17,358	$17,358

The allowance for purchased credit impaired finance receivable losses at December 31, 2013 and 2012 reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Notes to Consolidated Financial Statements, Continued

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

Year Ended December 31, 2013

Balance at beginning of period	$—	$629,200	$629,200
Additions	437,604	—	437,604
Accretion	(76,681)	(128,924)	(205,605)
Reclassifications from nonaccretable difference (a)	—	304,575	304,575
Disposals of finance receivables (b)	(35,722)	(33,360)	(69,082)
Balance at end of period	$325,201	$771,491	$1,096,692

Year Ended December 31, 2012

Balance at beginning of period	$—	$467,105	$467,105
Accretion	—	(132,285)	(132,285)
Reclassifications from nonaccretable difference (a)	—	321,048	321,048
Disposals of finance receivables (b)	—	(26,668)	(26,668)
Balance at end of period	$—	$629,200	$629,200

Year Ended December 31, 2011

Balance at beginning of period	$—	$644,681	$644,681
Accretion	—	(155,366)	(155,366)
Reclassifications from nonaccretable difference (a)	—	25,004	25,004
Disposals of finance receivables (b)	—	(47,214)	(47,214)
Balance at end of period	$—	$467,105	$467,105

(a)         Reclassifications from nonaccretable difference in 2013 represent the increases in accretion resulting from higher estimated undiscounted cash flows. Reclassifications from nonaccretable difference in 2012 and 2011 represent the increases in accretion related to increases in the pool yield.

(b)         Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged-off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables was as follows:

Real Estate
(dollars in thousands)	Loans

December 31, 2013

TDR gross finance receivables	$1,375,230
TDR net finance receivables	$1,380,223
Allowance for TDR finance receivable losses	$176,455

December 31, 2012

TDR gross finance receivables	$832,197
TDR net finance receivables	$834,979
Allowance for TDR finance receivable losses	$94,855

We have no commitments to lend additional funds on our TDR finance receivables.

Notes to Consolidated Financial Statements, Continued

TDR average net receivables and finance charges recognized on TDR finance receivables were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Real Estate Loans

TDR average net receivables	$1,120,566	$572,671	$169,279
TDR finance charges recognized	$63,063	$31,076	$7,281

Information regarding the new volume of the TDR finance receivables was as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Real Estate Loans

Number of TDR accounts	7,106	5,761	2,202
Pre-modification TDR net finance receivables	$576,142	$552,454	$284,897
Post-modification TDR net finance receivables	$605,174	$560,950	$291,511

Net finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause TDR finance receivables to be considered nonperforming were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Real Estate Loans

Number of TDR accounts	929	594	188
TDR net finance receivables*	$68,901	$66,096	$19,941

*                 Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Notes to Consolidated Financial Statements, Continued

5.  Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

	Personal	SpringCastle	Real	Retail
(dollars in thousands)	Loans	Portfolio	Estate Loans	Sales Finance	Total

Year Ended December 31, 2013

Balance at beginning of period	$66,580	$—	$113,813	$2,260	$182,653
Provision for finance receivable losses (a)	130,447	133,116	265,100	(1,002)	527,661
Charge-offs (b)	(149,032)	(137,723)	(159,292)	(9,500)	(455,547)
Recoveries (c)	47,637	5,663	15,928	10,082	79,310
Transfers to finance receivables held for sale (d)	(752)	—	—	—	(752)
Balance at end of period	$94,880	$1,056	$235,549	$1,840	$333,325

Year Ended December 31, 2012

Balance at beginning of period	$39,522	$—	$28,790	$1,007	$69,319
Provision for finance receivable losses (a)	114,288	—	216,229	11,061	341,578
Charge-offs	(119,383)	—	(140,652)	(20,035)	(280,070)
Recoveries	33,260	—	9,446	10,421	53,127
Transfers to finance receivables held for sale (e)	(1,107)	—	—	(194)	(1,301)
Balance at end of period	$66,580	$—	$113,813	$2,260	$182,653

Year Ended December 31, 2011

Balance at beginning of period	$4,111	$—	$2,896	$56	$7,063
Provision for finance receivable losses (a)	105,811	—	209,043	14,821	329,675
Charge-offs	(105,219)	—	(196,733)	(25,861)	(327,813)
Recoveries (f)	34,819	—	13,584	11,991	60,394
Balance at end of period	$39,522	$—	$28,790	$1,007	$69,319

(a)         Components of provision for finance receivable losses on our real estate loans were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Real estate loans

Provision for finance receivable losses
Non-credit impaired finance receivables	$85,653	$90,314	$73,644
Purchased credit impaired finance receivables	81,645	56,019	110,068
TDR finance receivables	97,802	69,896	25,331
Total	$265,100	$216,229	$209,043

Notes to Consolidated Financial Statements, Continued

(b)         Effective March 31, 2013, we charge off to the allowance for finance receivable losses personal loans that are 180 days past due. Previously, we charged-off to the allowance for finance receivable losses personal loans on which payments received in the prior six months totaled less than 5% of the original loan amount. As a result of this change, we recorded $13.3 million of additional charge-offs in March 2013.

(c)          Recoveries in 2013 included $37.2 million ($22.7 million of personal loan recoveries, $9.1 million of real estate loan recoveries, and $5.4 million of retail sales finance recoveries) resulting from a sale of previously charged-off finance receivables in June 2013, net of a $4.0 million adjustment for the subsequent buyback of certain finance receivables.

(d)         During the fourth quarter of 2013, we decreased the allowance for finance receivable losses as a result of the transfer of $18.0 million of personal loans of our lending operations in Puerto Rico from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(e)          During the first quarter of 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $77.8 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(f)           Recoveries during 2011 included $5.0 million ($1.9 million personal loan recoveries, $2.9 million real estate loan recoveries, and $0.2 million retail sales finance recoveries) as a result of a settlement of claims relating to our February 2008 purchase of Equity One, Inc.’s consumer branch finance receivable portfolio.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $180.5 million at December 31, 2013 and $15.6 million at December 31, 2012. See Note 11 for further discussion regarding our securitization transactions.

The carrying amount charged-off for purchased credit impaired loans was as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Charged-off against provision for finance receivable losses:
SCP Loans	$72,424	$—	$—
FA Loans gross charge-offs*	41,690	38,686	110,068

*                 Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

Notes to Consolidated Financial Statements, Continued

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

	Personal	SpringCastle	Real	Retail
(dollars in thousands)	Loans	Portfolio	Estate Loans	Sales Finance	Total

December 31, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$94,880	$1,056	$1,760	$1,840	$99,536
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	57,334	—	57,334
Individually evaluated for impairment (TDR finance receivables)	—	—	176,455	—	176,455
Total	$94,880	$1,056	$235,549	$1,840	$333,325

Finance receivables:
Collectively evaluated for impairment	$3,171,704	$1,975,023	$5,287,745	$98,911	$10,533,383
Purchased credit impaired finance receivables	—	530,326	1,314,381	—	1,844,707
TDR finance receivables	—	—	1,380,223	—	1,380,223
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

December 31, 2012

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$66,580	—	$1,600	$2,260	$70,440
Purchased credit impaired finance receivables	—	—	17,358	—	17,358
TDR finance receivables	—	—	94,855	—	94,855
Total	$66,580	—	$113,813	$2,260	$182,653

Finance receivables:
Collectively evaluated for impairment	$2,649,732	—	$6,718,157	$208,357	$9,576,246
Purchased credit impaired finance receivables	—	—	1,398,767	—	1,398,767
TDR finance receivables	—	—	834,979	—	834,979
Total	$2,649,732	—	$8,951,903	$208,357	$11,809,992

See Note 2 for additional information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

6.  Finance Receivables Held for Sale

During 2013, we transferred $17.3 million of finance receivables (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2013, we sold finance receivables held for sale totaling $18.0 million and recorded a loss in other revenues at the time of sale of $1.8 million.

During 2012, we transferred $180.9 million of finance receivables (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We marked these loans to the lower of cost or fair value at the time of transfer and subsequently recorded additional gains in other revenues at the time of sale resulting in net gains of $4.5 million in 2012. In 2012, we sold finance receivables held for sale totaling $171.0 million. During 2012, we transferred $1.4 million of finance receivables from held for sale back to held for investment due to management’s intent to hold these finance receivables for the foreseeable future.

We repurchased 20 loans for $2.9 million during 2013, compared to 20 loans repurchased for $2.8 million during 2012, and 12 loans repurchased for $2.1 million during 2011. In each period, we repurchased the loans because such loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At December 31, 2013, there were no unresolved recourse requests.

The activity in our reserve for sales recourse obligations was as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2013	2012	2011

Balance at beginning of period	$4,863	$1,648	$3,511
Provision for/(reduction in) recourse obligations	322	3,269	(1,442)
Recourse losses	(483)	(54)	(421)
Balance at end of period	$4,702	$4,863	$1,648

Notes to Consolidated Financial Statements, Continued

7.  Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

	Cost/
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2013

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$59,800	$565	$(681)	$59,684
Obligations of states, municipalities, and political subdivisions	101,913	1,703	(80)	103,536
Corporate debt	247,793	6,143	(2,191)	251,745
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	82,406	1,931	(559)	83,778
Commercial mortgage-backed securities (“CMBS”)	10,931	77	(32)	10,976
Collateralized debt obligations (“CDO”)/ Asset-backed securities (“ABS”)	10,200	23	(26)	10,197
Total	513,043	10,442	(3,569)	519,916
Preferred stock	7,844	—	(39)	7,805
Other long-term investments (a)	1,394	—	(125)	1,269
Common stocks	850	—	—	850
Total	$523,131	$10,442	$(3,733)	$529,840

December 31, 2012 - Revised (b)

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$50,717	$2,488	$—	$53,205
Obligations of states, municipalities, and political subdivisions	150,721	4,998	(249)	155,470
Corporate debt	363,505	10,925	(1,397)	373,033
Mortgage-backed, asset-backed, and collateralized:
RMBS	165,886	4,642	(69)	170,459
CMBS	29,991	191	(31)	30,151
CDO/ABS	54,261	264	(8)	54,517
Total	815,081	23,508	(1,754)	836,835
Other long-term investments (a)	1,404	—	(24)	1,380
Common stocks	974	30	(29)	975
Total	$817,459	$23,538	$(1,807)	$839,190

(a)         Excludes interest in a limited partnership that we account for using the equity method ($0.6 million at December 31, 2013 and 2012).

(b)         We have revised the classification of certain investment securities at December 31, 2012 found to contain embedded derivatives from available-for-sale to trading securities. See Note 24 for further information on this revision.

Notes to Consolidated Financial Statements, Continued

As of December 31, 2013 and 2012, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2013

Bonds:
U.S. government and government sponsored entities	$45,264	$(681)	$—	$—	$45,264	$(681)
Obligations of states, municipalities, and political subdivisions	14,756	(80)	—	—	14,756	(80)
Corporate debt	71,312	(1,539)	11,772	(652)	83,084	(2,191)
RMBS	18,322	(559)	—	—	18,322	(559)
CMBS	5,517	(32)	—	—	5,517	(32)
CDO/ABS	5,123	(26)	—	—	5,123	(26)
Total	160,294	(2,917)	11,772	(652)	172,066	(3,569)
Preferred stock	7,805	(39)	—	—	7,805	(39)
Other long-term investments	1,269	(125)	—	—	1,269	(125)
Total	$169,368	$(3,081)	$11,772	$(652)	$181,140	$(3,733)

December 31, 2012 - Revised

Bonds:
U.S. government and government sponsored entities	$1,310	$—	$—	$—	$1,310	$—
Obligations of states, municipalities, and political subdivisions	1,570	(4)	9,646	(245)	11,216	(249)
Corporate debt	30,942	(527)	49,690	(870)	80,632	(1,397)
RMBS	32,040	(69)	—	—	32,040	(69)
CMBS	10,579	(22)	909	(9)	11,488	(31)
CDO/ABS	5,442	(8)	—	—	5,442	(8)
Total	81,883	(630)	60,245	(1,124)	142,128	(1,754)
Other long-term investments	178	(23)	8	(1)	186	(24)
Common stocks	—	—	85	(29)	85	(29)
Total	$82,061	$(653)	$60,338	$(1,154)	$142,399	$(1,807)

We continue to monitor unrealized loss positions for potential impairments. During 2013, we recognized other-than-temporary impairment credit loss write-downs in investment revenues on RMBS totaling $26 thousand. We recognized other-than-temporary impairment credit loss write-downs in investment revenues on corporate debt, RMBS, and CMBS totaling $0.9 million in 2012 and $3.7 million in 2011.

Notes to Consolidated Financial Statements, Continued

Components of the other-than-temporary impairment charges on available-for-sale securities were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Total other-than-temporary impairment losses	$(26)	$(3,820)	$(3,725)
Portion of loss recognized in accumulated other comprehensive loss	—	—	—
Net impairment losses recognized in net income (loss)	$(26)	$(3,820)	$(3,725)

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2013	2012	2011

Balance at beginning of period	$1,650	$3,725	$—
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	26	924	1,327
Impairment not previously recognized	—	—	2,398
Reductions:
Realized due to dispositions with no prior intention to sell	(153)	(2,999)	—
Balance at end of period	$1,523	$1,650	$3,725

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Fair value	$614,575	$608,592	$144,266

Realized gains	$5,096	$2,822	$224
Realized losses	(2,282)	(1,646)	(695)
Net realized gains (losses)	$2,814	$1,176	$(471)

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2013 were as follows:

(dollars in thousands)	Fair	Amortized
December 31, 2013	Value	Cost

Fixed maturities, excluding mortgage-backed securities:
Due in 1 year or less	$13,507	$13,507
Due after 1 year through 5 years	158,342	154,349
Due after 5 years through 10 years	117,899	117,961
Due after 10 years	125,217	123,689
Mortgage-backed securities	104,951	103,537
Total	$519,916	$513,043

Notes to Consolidated Financial Statements, Continued

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

TRADING SECURITIES

The fair value of trading securities by type was as follows:

(dollars in thousands)
December 31,	2013	2012
		Revised
Fixed maturity trading securities:
Bonds:
Corporate debt	$1,837	$1,963
Mortgage-backed, asset-backed, and collateralized:
RMBS	10,671	13,584
CMBS	29,897	19,145
CDO/ABS	9,249	14,064
Total	$51,654	$48,756

The net unrealized and realized gains (losses) on our trading securities were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Net unrealized gains (losses) on trading securities held at year end	$(476)	$3,344	$1,965
Net realized gains (losses) on trading securities sold or redeemed during the year	214	239	19
Total	$(262)	$3,583	$1,984

Notes to Consolidated Financial Statements, Continued

8.  Other Assets

Components of other assets were as follows:

(dollars in thousands)
December 31,	2013	2012
		Revised

Other investments (a)	$109,542	$125,379
Prepaid expenses and deferred charges	81,835	46,875
Fixed assets, net (b)	76,685	69,717
Real estate owned	48,955	68,786
Other intangible assets, net (c)	25,377	29,215
Escrow advance receivable	23,527	18,520
Ceded insurance reserves	21,655	27,260
Current tax receivable (d)	6,132	4,049
Derivatives fair values	—	26,699
Other	34,486	22,012
Total	$428,194	$438,512

(a)         Other investments primarily include commercial mortgage loans and accrued investment income.

(b)         Fixed assets were net of accumulated depreciation of $155.0 million at December 31, 2013 and $148.7 million at December 31, 2012.

(c)          Other intangible assets exclude branch office leases of $0.2 million at December 31, 2013 and $0.8 million at December 31, 2012 that are unfavorable to the current market terms and are included in other liabilities and branch office leases of $0.2 million at December 31, 2013 and $0.6 million at December 31, 2012 that are included in fixed assets, net.

(d)         Current tax receivable includes current federal and state tax assets.

Notes to Consolidated Financial Statements, Continued

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

	Gross		Net Other
	Carrying	Accumulated	Intangible
(dollars in thousands)	Amount	Amortization	Assets

December 31, 2013

VOBA	$35,778	$(31,260)	$4,518
Customer relationships	17,879	(11,559)	6,320
Licenses	11,575	—	11,575
Customer lists	9,695	(8,156)	1,539
Domain names*	1,425	—	1,425
Total	$76,352	$(50,975)	$25,377

December 31, 2012

VOBA	$35,778	$(29,963)	$5,815
Customer relationships	17,879	(8,271)	9,608
Licenses	12,065	(490)	11,575
Customer lists	9,695	(7,628)	2,067
Domain name	150	—	150
Loan origination/processing intellectual property	25	(25)	—
Total	$75,592	$(46,377)	$29,215

*                 Domain names at December 31, 2013 included the addition of the “springleaf.com” domain name in 2013.

Amortization expense totaled $5.1 million in 2013, $13.6 million in 2012, and $41.1 million in 2011. Amortization expense for 2012 and 2011 included impairment charges totaling $4.6 million and $12.8 million, respectively. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

Estimated
Aggregate
Amortization
(dollars in thousands)	Expense

2014	$4,355
2015	3,931
2016	768
2017	213
2018	167

9.  Transactions with Affiliates of Fortress or AIG

SECURED TERM LOAN

At December 31, 2012, Springleaf Financial Funding Company (“SFFC”), a wholly owned subsidiary of SFC, was party to a $3.8 billion secured term loan maturing in 2017 pursuant to a credit agreement among SFFC, SFC, and most of the consumer finance operating subsidiaries of SFC (collectively, the “Subsidiary Guarantors”), and a syndicate of lenders, various agents, and Bank of America, N.A, as administrative agent. Affiliates of Fortress owned or managed lending positions in the syndicate of lenders totaling approximately $85.0 million at December 31, 2012.

Notes to Consolidated Financial Statements, Continued

During 2013, SFFC made prepayments, without penalty or premium, and the initial loans under the secured term loan maturing in 2017 were fully repaid in October 2013.

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar subservices the real estate loans of MorEquity, our indirect wholly owned subsidiary, and two other indirect subsidiaries (collectively, the “Owners”), including certain securitized real estate loans. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Subservicing fees	$8,544	$9,843	$9,910
Refinancing concessions	$291	$4,420	$6,556

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $1.1 million in 2013 and $1.2 million in 2012.

REINSURANCE AGREEMENTS

Merit enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $45.6 million at December 31, 2013 and $46.8 million at December 31, 2012.

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

On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement with AIGFP and recorded a loss of $1.9 million in other revenues — other. The notional amount of this swap agreement totaled $416.6 million at August 5, 2013. Immediately following this termination, we had no derivative financial instruments. As a result of this termination, AIGFP returned the cash collateral of $40.0 million to SFI.

JOINT VENTURE

Under the joint venture structure established in conjunction with the purchase of the SpringCastle Portfolio, NRZ, a subsidiary of New Residential Investment Corp., owns a 30% equity interest in SCA at April 1, 2013. As of December 31, 2013, New Residential Investment Corp. was managed by an affiliate of Fortress.

Notes to Consolidated Financial Statements, Continued

10.  Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value
			Revised

Senior debt	$12,597,449	$13,620,644	$12,449,297	$12,857,253
Junior subordinated debt	171,587	294,000	171,556	210,000
Total	$12,769,036	$13,914,644	$12,620,853	$13,067,253

Weighted average interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2013	2012	2011	2013	2012
		Revised	Revised		Revised

Senior debt	6.75%	8.19%	8.84%	6.51%	7.51%

Junior subordinated debt	12.26%	12.26%	12.26%	12.26%	12.26%

Total	6.82%	8.24%	8.88%	6.59%	7.58%

Notes to Consolidated Financial Statements, Continued

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at December 31, 2013 were as follows:

		Medium	Secured		Junior
	Retail	Term	Term		Subordinated
(dollars in thousands)	Notes	Notes (a)	Loan (b)	Securitizations	Debt	Total

Interest rates (c)	5.10%-7.50%	5.40%-8.25%	4.75%	1.27%-6.00%	6.00%

First quarter 2014	$1,115	$—	$—	$—	$—	$1,115
Second quarter 2014	10,887	—	—	—	—	10,887
Third quarter 2014	8,564	—	—	—	—	8,564
Fourth quarter 2014	335,486	—	—	—	—	335,486
2014	356,052	—	—	—	—	356,052
2015	47,254	750,000	—	—	—	797,254
2016	—	375,000	—	—	—	375,000
2017	—	2,379,337	—	—	—	2,379,337
2018-2067	—	1,250,000	750,000	—	350,000	2,350,000
Securitizations (d)	—	—	—	7,322,768	—	7,322,768
Total principal maturities	$403,306	$4,754,337	$750,000	$7,322,768	$350,000	$13,580,411

Total carrying amount (e)	$386,050	$4,171,006	$751,858	$7,288,535	$171,587	$12,769,036

(a)         Medium-term notes at December 31, 2013 included aggregate principal amounts of $300 million of Senior Notes issued in May 2013 and $950 million of Senior Notes issued in September 2013 of which $700 million were exchanged for medium-term notes due 2017.

(b)         At December 31, 2013, our secured term loan was issued by wholly owned Company subsidiaries and guaranteed by SFC and the Subsidiary Guarantors.

(c)          The interest rates shown are the range of contractual rates in effect at December 31, 2013.

(d)         Securitizations are not included in above maturities by period due to their variable monthly repayments.

(e)          The carrying amount of our long-term debt associated with certain securitizations that were issued at a discount or revalued at a discount based on its fair value at the time of the Fortress Acquisition and have an inherent structural embedded derivative within the securitization structure are measured at fair value.

GUARANTY AGREEMENTS

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payment of principal of, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities.

Notes to Consolidated Financial Statements, Continued

SECURED TERM LOAN

Prior to October 11, 2013, SFFC, a wholly owned subsidiary of SFC, was the borrower of the initial loans under a secured term loan that was guaranteed by SFC and by the Subsidiary Guarantors. The initial loans under the secured term loan were secured by a first priority pledge of the stock of SFFC that was limited at the transaction date, in accordance with existing SFC debt agreements, to $167.9 million.

On September 30, 2013, SFC, SFFC, and the Subsidiary Guarantors entered into an incremental facility joinder agreement with Bank of America, N.A., as lender, administrative agent and collateral agent, and established new term loan commitments totaling $750.0 million under the secured term loan (the “New Loan Tranche”). SFFC remained the borrower of the loans made under the New Loan Tranche, and the proceeds of such loans were used to fund a prepayment of existing secured term loans due 2017. The New Loan Tranche is guaranteed by SFC and by the Subsidiary Guarantors and is secured by the same collateral as, and on a pro rata basis with, the initial loans under the secured term loan.

During 2013, SFFC made additional prepayments, without penalty or premium, on the initial loans under the secured term loan, which were fully repaid in October 2013. The outstanding principal amount of loans under the New Loan Tranche of the secured term loan maturing in 2019 totaled $750.0 million as of December 31, 2013.

DEBT COVENANTS

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

With the exception of SFC’s junior subordinated debentures and two certain consumer loan securitizations, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios.

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

As of December 31, 2013, we were in compliance with all of the covenants under our debt agreements.

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

Notes to Consolidated Financial Statements, Continued

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

Based upon SFC’s financial results for the twelve months ended September 30, 2013, a mandatory trigger event occurred with respect to the payment due in January 2014 as the average fixed charge ratio was 0.75x. On January 10, 2014, SFC issued one share of SFC common stock to SFI for $10.5 million to satisfy the January 2014 interest payments required by SFC’s debentures.

Consumer Loan Securitizations

In connection with the 2013-BAC securitization, SFC is required to maintain a consolidated tangible net worth covenant. At December 31, 2013, SFC is in compliance with this covenant.

In connection with the Sumner Brook 2013-VFN1 securitization, SFC is required to maintain an available cash covenant and a consolidated tangible net worth covenant. At December 31, 2013, SFC is in compliance with these covenants.

REPURCHASE OF DEBT

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

11.  Variable Interest Entities

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. Since these transactions involve securitization trusts required to be consolidated, the securitized assets and related liabilities are included in our consolidated financial statements and are accounted for as secured borrowings.

Notes to Consolidated Financial Statements, Continued

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary; therefore, we consolidate such entities. We are deemed to be the primary beneficiaries of these VIEs because we have the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Such ability stems from SHI’s and/or its affiliates’ contractual right to service the securitized finance receivables. In instances where servicing is performed by parties other than SHI or its affiliates, this ability arises from SHI’s or its affiliates’ prescription of detailed servicing standards and procedures that the servicer must observe (and which can be modified only with our consent), and from our mandatory involvement in certain loan workouts and disposals of defaulted loans or related collateral. Our retained subordinated notes and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

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

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in thousands)
December 31,	2013	2012
		Revised
Assets
Finance receivables:
Personal loans	$1,572,070	$—
SpringCastle Portfolio	2,505,349	—
Real estate loans	5,694,176	4,093,393
Allowance for finance receivable losses	180,478	15,550
Restricted cash	522,752	108,994

Liabilities
Long-term debt	$7,288,535	$3,119,312

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

Notes to Consolidated Financial Statements, Continued

SpringCastle Securitization. On April 1, 2013, in connection with our acquisition of an unsecured loan portfolio from HSBC, the Co-issuer LLCs sold, in a private securitization transaction, $2.2 billion of Class A Notes backed by the acquired loans. The Class A Notes were acquired by initial purchasers for $2.2 billion, after the price discount but before expenses and a $10.0 million advance reserve requirement. The initial purchasers sold the Class A Notes to secondary investors at a 3.75% weighted average yield. The Co-issuer LLCs retained subordinate Class B Notes with a principal balance of $372.0 million.

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

Midbrook 2013-VFN1 Securitization. On September 26, 2013, we established a private securitization facility in which Midbrook Funding Trust 2013-VFN1 (the “Midbrook 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a one-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the one-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2017. At December 31, 2013, there were no amounts drawn under the notes.

Springleaf 2013-VFN1 Securitization. On September 27, 2013, we established a private securitization facility in which Springleaf Funding Trust 2013-VFN1 (the “Springleaf 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period, which may be extended for one year, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-or three-year funding period, as the case may be, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2019. At December 31, 2013, there were no amounts drawn under the notes.

Sumner Brook 2013-VFN1 Securitization. On December 20, 2013, we established a private securitization facility in which Sumner Brook Funding Trust 2013-VFN1 (the “Sumner Brook 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in August 2022. At December 31, 2013, no amounts had been drawn under the notes.

Notes to Consolidated Financial Statements, Continued

Mortgage Loan Securitizations

2011-1 Securitization. In September 2011, we completed an on-balance sheet securitization transaction in which a wholly owned special purpose vehicle of SFC sold at a discount $242.7 million of senior notes with a 4.05% coupon to a third party. We received cash proceeds, including accrued interest after the sales discount but before expenses, of $242.5 million, and retained senior, subordinated and residual interest notes.

2012-1 Securitization. On April 20, 2012, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $371.0 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2012-1 (the “2012-1 Trust”), at a 4.38% weighted average yield. We sold the mortgage-backed notes for $367.8 million, after the price discount but before expenses. We initially retained $42.6 million of the 2012-1 Trust’s subordinate mortgage-backed notes.

2012-2 Securitization. On August 8, 2012, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $750.8 million of notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2012-2 (the “2012-2 Trust”), at a 3.59% weighted average yield. We sold the mortgage-backed notes for $749.7 million, after the price discount but before expenses. We initially retained $107.7 million of the 2012-2 Trust’s subordinate mortgage-backed notes.

2012-3 Securitization. On October 25, 2012, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $787.4 million notes backed by real estate loans held by Springleaf Mortgage Loan Trust 2012-3 (the “2012-3 Trust”), at a 2.80% weighted average yield. We sold the mortgage-backed notes for $787.2 million, after the price discount but before expenses. We initially retained $112.3 million of the 2012-3 Trust’s subordinate mortgage-backed notes.

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

Notes to Consolidated Financial Statements, Continued

Sales of Previously Retained Notes

During 2013 and 2012, we sold the following previously retained mortgage-backed and asset-backed notes:

	Previously
	Retained	Additional
	Notes	Debt
(dollars in thousands)	Issued	Recorded

Year Ended December 31, 2013

Mortgage Securitizations
SLFMT 2012-2	$20,000	$20,675
SLFMT 2012-3	7,500	7,753
SLFMT 2013-2	157,517	148,559
SLFMT 2013-3	22,517	22,623

Consumer Securitizations
SLFMT 2013-B	114,000	111,578

SpringCastle Securitization
SCFT 2013-1	372,000	357,120

Year Ended December 31, 2012

Mortgage Securitizations
AGFMT 2010-1	$215,571	$223,367
SLFMT 2011-1	122,725	124,357
SLFMT 2012-1	23,650	23,177

VIE Interest Expense

Other than our retained subordinate and residual interests in the consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to these VIEs totaled $224.3 million in 2013, $119.2 million in 2012, and $75.8 million in 2011.

UNCONSOLIDATED VIE

We have established a VIE that holds the junior subordinated debt. We are not the primary beneficiary, and we do not have a variable interest in this VIE. Therefore, we do not consolidate such entity. We had no off-balance sheet exposure to loss associated with this VIE at December 31, 2013 or 2012.

12.  Derivative Financial Instruments

Our principal borrowing subsidiary is SFC. SFC has used derivative financial instruments in managing the cost of its debt by mitigating its exposures to interest rate and currency risks in conjunction with specific long-term debt issuances and has used them in managing its return on finance receivables held for sale, but is neither a dealer nor a trader in derivative financial instruments. On August 5, 2013, SFC terminated its remaining cross currency interest rate swap agreement with AIGFP, a subsidiary of AIG, and recorded a loss of $1.9 million in other revenues — other. Immediately following this termination, we had no derivative financial instruments.

Notes to Consolidated Financial Statements, Continued

While SFC’s cross currency interest rate swap agreement mitigated economic exposure of related debt, it did not qualify as a cash flow or fair value hedge under U.S. GAAP.

Weighted average receive and pay rates of our cross currency interest rate swap agreements were as follows:

December 31,	2013	2012

Weighted average receive rate	—%	4.13%
Weighted average pay rate	—%	0.56%

Changes in the notional amounts of our cross currency interest rate swap agreements were as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2013	2012	2011

Balance at beginning of period	$416,636	$1,269,500	$3,195,386
Expired contracts	—	—	(1,925,886)
Discontinued and terminated contracts	(416,636)	(852,864)	—
Balance at end of period	$—	$416,636	$1,269,500

During 2012, we decreased the notional amounts of our Euro cross currency interest rate swap agreements by €676.7 million. We elected to discontinue hedge accounting prospectively on one of our cash flow hedges as of May 2012 and terminated this cross currency interest rate swap agreement in August 2012. We accelerated the reclassification of amounts in accumulated other comprehensive income to other revenues resulting in gains of $0.7 million in 2012. We continued to report the gain related to the discontinued and terminated cash flow hedge in accumulated other comprehensive income or loss. In January 2013, we reclassified the remaining $0.2 million of deferred net gain on cash flow hedges from accumulated other comprehensive income or loss to earnings.

The fair value of our derivative instrument presented on a gross basis was as follows:

	December 31, 2013			December 31, 2012
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Non-Designated Hedging Instruments
Cross currency interest rate	$—	$—	$—	$416,636	$26,699	$—

Notes to Consolidated Financial Statements, Continued

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues — other (effective portion) and interest expense (effective portion), and recognized in other revenues — other (ineffective portion) were as follows:

		From AOCI(L) (a) to			Recognized
		Other			in Other
		Revenues -	Interest		Revenues -
(dollars in thousands)	AOCI(L)	Other	Expense	Earnings (b)	Other

Year Ended December 31, 2013

Cross currency interest rate	$—	$—	$160	$160	$—

Year Ended December 31, 2012

Cross currency interest rate	$(16,987)	$(12,343)	$1,839	$(10,504)	$(426)

Year Ended December 31, 2011

Interest rate	$(3,084)	$—	$(1,624)	$(1,624)	$(2,569)
Cross currency interest rate	34,877	26,391	1,963	28,354	840
Total	$31,793	$26,391	$339	$26,730	$(1,729)

(a)         Accumulated other comprehensive income (loss).

(b)         Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues — other and to interest expense for cash flow hedges as disclosed on our consolidated statement of comprehensive income (loss).

The amounts recognized in other revenues — other for non-designated hedging instruments were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Non-Designated Hedging Instruments
Cross currency interest rate and interest rate	$(3,376)	$(33,761)	$23,760
Equity-indexed	—	—	215
Total	$(3,376)	$(33,761)	$23,975

Derivative adjustments included in other revenues — other consisted of the following:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Mark to market losses	$(8,244)	$(28,659)	$(26,572)
Net interest income	9,161	18,745	23,788
Credit valuation adjustment gains (losses)	50	(3,559)	5,965
Ineffectiveness losses	—	(426)	(1,729)
Other	(292)	2,136	(1,411)
Total	$675	$(11,763)	$41

SFC was exposed to credit risk if counterparties to its swap agreement did not perform. SFC regularly monitored counterparty credit ratings throughout the term of the agreement. SFC’s exposure to market

Notes to Consolidated Financial Statements, Continued

risk was limited to changes in the value of its swap agreement offset by changes in the value of the hedged debt.

13.  Insurance

Components of insurance claims and policyholder liabilities were as follows:

(dollars in thousands)
December 31,	2013	2012

Finance receivable related:
Unearned premium reserves	$151,987	$118,589
Benefit reserves	94,954	84,748
Claim reserves	25,325	28,093
Subtotal	272,266	231,430

Non-finance receivable related:
Benefit reserves	79,352	83,604
Claim reserves	42,550	50,204
Subtotal	121,902	133,808

Total	$394,168	$365,238

Our insurance subsidiaries enter into reinsurance agreements with other insurers (including subsidiaries of AIG). Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

(dollars in thousands)
December 31,	2013	2012

Non-affiliated insurance companies	$16,198	$20,485
Affiliated insurance companies	45,619	46,774
Total	$61,817	$67,259

At December 31, 2013 and 2012, reserves related to insurance claims and policyholder liabilities ceded to nonaffiliated insurance companies totaled $21.7 million and $27.3 million, respectively.

Notes to Consolidated Financial Statements, Continued

Changes in the liability for unpaid claims and loss adjustment expenses, net of reinsurance recoverable:

(dollars in thousands)
At or for the Years Ended December 31,	2013	2012	2011

Balance at beginning of period	$51,037	$47,369	$49,947
Additions for losses and loss adjustment expenses incurred to:
Current year	58,895	59,883	57,501
Prior years*	(6,028)	(2,193)	(5,076)
Total	52,867	57,690	52,425
Reductions for losses and loss adjustment expenses paid related to:
Current year	(34,591)	(33,956)	(34,860)
Prior years	(23,093)	(20,066)	(20,143)
Total	(57,684)	(54,022)	(55,003)
Balance at end of period	$46,220	$51,037	$47,369

*                 Reflects a redundancy in the prior years’ net reserves of $6.0 million at December 31, 2013, $2.2 million at December 31, 2012, and $5.1 million at December 31, 2011 primarily resulting from the settlement of claims incurred in prior years for amounts that were less than expected.

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance, which is a comprehensive basis of accounting other than U.S. GAAP. The primary differences between statutory accounting practices and U.S. GAAP are that under statutory accounting, policy acquisition costs are expensed as incurred, policyholder liabilities are generally valued using more conservative actuarial assumptions, and certain investment securities are reported at amortized cost. We report our statutory financial information on a historical accounting basis. We are not required and did not apply push-down accounting to the insurance subsidiaries on a statutory basis.

Statutory net income for our insurance companies by type of insurance was as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Property and casualty	$40,616	$18,493	$19,914
Life and accident and health	3,285	10,131	8,538

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in thousands)
December 31,	2013	2012

Property and casualty	$153,710	$263,414
Life and accident and health	184,465	245,447

Our insurance companies are also subject to risk-based capital requirements adopted by the Indiana Department of Insurance. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2013 and 2012, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

Notes to Consolidated Financial Statements, Continued

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to, or in some cases approval from, the Indiana Department of Insurance. The maximum amount of dividends that can be paid without prior approval in a 12 month period, measured retrospectively from the date of payment, is the greater of 10% of policyholders’ surplus as of the prior year-end, or the net gain from operations as of the prior year-end. Our insurance subsidiaries paid $150.0 million of extraordinary dividends during each of the third quarter of 2013 and the second quarter of 2012 upon receiving prior approval and $45.0 million of dividends in the second quarter of 2011 that did not require prior approval. Effective July 31, 2013, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $57.8 million, upon receiving prior approval.

14.  Other Liabilities

Components of other liabilities were as follows:

(dollars in thousands)
December 31,	2013	2012
		Revised

Accrued interest on debt	$78,011	$71,052
United Kingdom subsidiary reserves	34,475	65,757
Salary and benefit liabilities	24,120	14,477
Retirement plans	14,836	27,454
Bank overdrafts	7,932	6,953
Escrow liability	5,429	3,624
Accrued legal contingencies and expenses	4,475	10,201
Other insurance liabilities	3,911	3,423
Other	34,145	24,870
Total	$207,334	$227,811

15.  Earnings (Loss) Per Share

SHI has two classes of authorized capital stock:  preferred shares and common shares. SHI may issue preferred shares in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2013 were as follows:

	Par	Shares
	Value	Authorized

Preferred Shares*	$0.01	300,000,000
Common Shares	$0.01	2,000,000,000

*                 No preferred shares issued and outstanding at December 31, 2013 or 2012.

Changes in common shares issued and outstanding were as follows:

At or for the Years Ended December 31,	2013	2012	2011

Balance at beginning of period	100,000,000	100,000,000	100,000,000
Sale of common shares	14,788,439	—	—
Balance at end of period	114,788,439	100,000,000	100,000,000

Notes to Consolidated Financial Statements, Continued

Weighted average number of shares outstanding and earnings (loss) per share were as follows:

Years Ended December 31,	2013	2012	2011
		Revised	Revised
Share Data:
Weighted average number of shares outstanding:
Basic and diluted	102,917,172	100,000,000	100,000,000

Earnings (loss) per share:
Basic and diluted	$(0.19)	$(2.18)	$(2.42)

Due to the net loss incurred in 2013, we excluded 37,246 nonvested shares in the diluted earnings (loss) per share computation because these shares would automatically result in anti-dilution.

16.  Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) were as follows:

(dollars in thousands)	Unrealized Gains (Losses) Investment Securities	Unrealized Gains (Losses) Cash Flow Hedges	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2013

Balance at beginning of period	$14,121	$104	$8,120	$4,127	$26,472
Other comprehensive income (loss) before reclassifications	(7,947)	—	12,033	(547)	3,539
Reclassification adjustments from accumulated other comprehensive income	(1,812)	(104)	—	—	(1,916)
Balance at end of period	$4,362	$—	$20,153	$3,580	$28,095

Year Ended December 31, 2012 - Revised

Balance at beginning of period	$3,543	$4,318	$(35,221)	$152	$(27,208)
Other comprehensive income (loss) before reclassifications	8,948	(11,042)	43,341	3,975	45,222
Reclassification adjustments from accumulated other comprehensive income	1,630	6,828	—	—	8,458
Balance at end of period	$14,121	$104	$8,120	$4,127	$26,472

Year Ended December 31, 2011 - Revised

Balance at beginning of period	$(4,532)	$1,027	$425	$386	$(2,694)
Other comprehensive income (loss) before reclassifications	7,769	20,665	(35,646)	(234)	(7,446)
Reclassification adjustments from accumulated other comprehensive income	306	(17,374)	—	—	(17,068)
Balance at end of period	$3,543	$4,318	$(35,221)	$152	$(27,208)

Notes to Consolidated Financial Statements, Continued

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised

Unrealized gains (losses) on investment securites:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$2,788	$(2,507)	$(471)
Income tax effect	(976)	877	165
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	1,812	(1,630)	(306)

Unrealized gains (losses) on cash flow hedges:
Reclassification from accumulated other comprehensive income (loss) to interest expense, before taxes	160	1,839	339
Reclassification from accumulated other comprehensive income (loss) to other revenues, before taxes	—	(12,343)	26,391
Income tax effect	(56)	3,676	(9,356)
Reclassification from accumulated other comprehensive income (loss) to interest expense and other revenues, net of taxes	104	(6,828)	17,374
Total	$1,916	$(8,458)	$17,068

17.  Income Taxes

In connection with the initial public offering of common stock of SHI, AGF Holding Inc. was reorganized under Internal Revenue Code 368 (F-reorganization), and SHI, a newly formed Delaware corporation, became its successor on October 9, 2013. SHI and all of its domestic U.S. subsidiaries, including SHI, file a consolidated life/nonlife federal tax return with the Internal Revenue Service (“IRS”). Federal income taxes are allocated to these subsidiaries under a tax sharing agreement with SHI. Our foreign subsidiaries file tax returns in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

As of December 31, 2011, we made the determination that we could no longer assert that we intended to permanently reinvest the earnings of our foreign subsidiaries, and deferred taxes were recorded on the unremitted earnings in our foreign subsidiaries as of December 31, 2011, which resulted in no material impact on tax expense.

On November 1, 2013, the Company made an election to change the tax status of our United Kingdom subsidiary. As a result of this election, we have recorded a net United States deferred tax asset for the difference in the book and tax basis of the entity’s assets and liabilities, which resulted in a $12.4 million tax benefit.

Notes to Consolidated Financial Statements, Continued

Components of benefit from income taxes were as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011
		Revised	Revised
Federal:
Current	$95,866	$69,057	$10,575
Deferred	(106,850)	(152,619)	(142,862)
Total federal	(10,984)	(83,562)	(132,287)

Foreign:
Current	634	2,604	886
Deferred	(1,418)	(15,777)	(1,092)
Deferred - valuation allowance	2,345	15,655	3,956
Total foreign	1,561	2,482	3,750

State:
Current	6,154	8,317	2,555
Deferred	(20,247)	(23,052)	(13,607)
Deferred - valuation allowance	7,331	8,144	21,184
Total state	(6,762)	(6,591)	10,132

Total	$(16,185)	$(87,671)	$(118,405)

Benefit from foreign income taxes includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

We recorded a current state income tax provision in 2013, 2012, and 2011 attributable to profitable operations in certain states in which we do business that could not be offset against losses incurred. We recorded a valuation allowance against the majority of our gross state deferred tax assets including all gross state deferred tax assets related to net operating losses.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2013	2012	2011
		Revised	Revised

Statutory federal income tax rate	35.00%	35.00%	35.00%

Non-controlling interests	(51.01)	—	—
Change in tax status	(14.64)	—	—
Interest and penalties on prior year tax returns	7.67	(.34)	—
State income taxes, net of federal	(5.55)	1.41	(1.83)
Nondeductible compensation	3.49	—	—
Valuation allowance	3.02	(5.13)	(1.10)
Nontaxable investment income	(1.94)	.89	1.02
Foreign operations	1.67	(3.27)	(.40)
Other, net	1.42	.15	.19
Effective income tax rate	(20.87)%	28.71%	32.88%

The effective tax rate for 2013 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in our joint venture, a change in tax status, and interest and penalties on prior year tax returns. We recognize interest and penalties related to amended tax returns in benefit from income taxes. The effective income tax rate for 2012 and 2011 differed from the federal statutory tax rate primarily due to the impact of recording a full valuation allowance on the deferred tax assets related to

Notes to Consolidated Financial Statements, Continued

our foreign operations and a partial valuation allowance on the deferred tax assets related to our state operations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax obligation (all of which would affect the effective tax rate if recognized) is as follows:

(dollars in thousands)
Years Ended December 31,	2013	2012	2011

Balance at beginning of year	$1,580	$—	$—
Increases in tax positions for prior years	307	1,091	—
Decreases in tax positions for prior years	—	—	—
Increases in tax positions for current years	—	489	—
Decreases in tax positions for current years	—	—	—
Lapse in statute of limitations	—	—	—
Settlements	—	—	—
Balance at end of year	$1,887	$1,580	$—

Our gross unrecognized tax obligation includes interest and penalties. We recognize interest and penalties related to gross unrecognized tax obligations in income tax expense. During 2013 and 2012, we accrued $0.2 million for the payment of interest (net of the federal benefit) and penalties. The amount of any change in the balance of uncertain tax liabilities over the next twelve months cannot be ascertained.

SHI and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Prior to the Fortress Acquisition, SHI was included in the consolidated U.S. tax return of its former parent, AIG. Under the indemnity arising from the Fortress Acquisition, it is not expected that SHI would have any liability for historical tax positions for periods through and including November 30, 2010. SHI has not been under tax examination for any tax returns filed after the Fortress Acquisition.

Notes to Consolidated Financial Statements, Continued

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)
December 31,	2013	2012
		Revised
Deferred tax assets:
Securitization	$112,726	$36,543
Mark to market - receivables	32,892	50,739
Net operating losses and tax attributes	26,201	23,403
State taxes, net of federal	20,106	12,734
Market discount - investments	14,134	12,696
Payment protection insurance liability	11,353	—
Pension/employee benefits	9,487	13,819
Insurance reserves	3,711	4,576
Joint venture	3,252	—
Real estate owned	3,058	7,862
Deferred insurance commissions	2,781	1,043
Legal reserve	1,216	1,989
Other	3,647	2,474
Total	244,564	167,878

Deferred tax liabilities:
Debt writedown	293,219	353,423
Discount - debt exchange	14,390	—
Other intangible assets	8,443	10,233
Fixed assets	2,148	1,815
Derivative	1,899	1,951
Other	7,505	8,485
Total	327,604	375,907

Net deferred tax liabilities before valuation allowance	(83,040)	(208,029)
Valuation allowance	(45,220)	(38,675)
Net deferred tax liabilities	$(128,260)	$(246,704)

At December 31, 2013, we had a net deferred tax liability of $128.3 million. The gross deferred tax liabilities are expected to reverse in timing and amount sufficient to create positive taxable income which will allow for the realization of all of our gross federal deferred tax assets. Included in our gross deferred tax assets is the benefit of foreign net operating loss carryforwards of $20.3 million from our United Kingdom operations and $1.1 million from our Puerto Rico operations and a foreign tax credit benefit from our Puerto Rico operations of $3.3 million. At December 31, 2013, we had a valuation allowance on our gross state deferred tax assets of $23.8 million, net of a deferred federal tax benefit. The amount of our state deferred tax assets in the table above is shown net of gross state deferred tax liabilities and therefore differs from the amount of our gross deferred tax assets on which we have recorded a valuation allowance. At December 31, 2013, we also had a $21.4 million valuation allowance against our United Kingdom and Puerto Rico operations.

At December 31, 2012, we had a net deferred tax liability of $246.7 million. Included in our gross deferred tax assets is the benefit of a foreign net operating loss carryforward of $19.6 million from our United Kingdom operations and a foreign tax credit benefit of $3.1 million. At December 31, 2012, we had a valuation allowance on our gross state deferred tax assets of $19.1 million, net of a deferred federal tax benefit. The amount of our state deferred tax assets in the table above is shown net of gross state deferred tax liabilities and therefore differs from the amount of our gross deferred tax assets on which we have recorded a valuation allowance. At December 31, 2012, we also had a $19.6 million valuation allowance against our United Kingdom operations.

Notes to Consolidated Financial Statements, Continued

At December 31, 2013, we had $13.6 million of net current federal and foreign income tax payable, compared to $20.1 million at December 31, 2012. At December 31, 2013, we had state net operating loss carryforwards of $348.4 million, compared to $211.0 million at December 31, 2012. The state net operating loss carryforwards expire between 2015 and 2033. At December 31, 2013, we had deferred and accrued taxes consisting of $3.6 million of non-income based taxes, compared to $5.0 million at December 31, 2012.

18.  Restructuring

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

Restructuring expenses and related asset impairment and other expenses by segment were as follows:

					Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Total

Year Ended December 31, 2012

Restructuring expenses	$15,634	$229	$818	$6,822	$23,503

Changes in the restructuring liability were as follows:

		Contract			Total
	Severance	Termination	Asset	Other Exit	Restructuring
(dollars in thousands)	Expenses	Expenses	Writedowns	Expenses*	Expenses

Year Ended December 31, 2013

Balance at beginning of period	$56	$365	$—	$—	$421
Amounts paid	(56)	(325)	—	—	(381)
Balance at end of period	$—	$40	$—	$—	$40

Year Ended December 31, 2012

Balance at beginning of period	$—	$—	$—	$—	$—
Amounts charged to expense	11,600	5,840	5,246	817	23,503
Amounts paid	(11,544)	(5,475)	—	(1,017)	(18,036)
Non-cash expenses	—	—	(5,246)	200	(5,046)
Balance at end of period	$56	$365	$—	$—	$421

*                 Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the Fortress Acquisition.

Notes to Consolidated Financial Statements, Continued

We do not anticipate any additional future restructuring expenses to be incurred that can be reasonably estimated at December 31, 2013.

19.  Lease Commitments, Rent Expense, and Contingent Liabilities

LEASE COMMITMENTS AND RENT EXPENSE

Annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis and the amortization of the lease intangibles recorded as a result of the Fortress Acquisition, were as follows:

Lease
(dollars in thousands)	Commitments

First quarter 2014	$6,931
Second quarter 2014	6,538
Third quarter 2014	6,165
Fourth quarter 2014	5,809
2014	25,443
2015	19,418
2016	13,983
2017	8,649
2018	4,453
2019+	2,876
Total	$74,822

In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $30.0 million in 2013, $36.3 million in 2012, and $37.9 million in 2011.

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

Notes to Consolidated Financial Statements, Continued

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

King v. American General Finance, Inc., Case No. 96-CP-38-595, in the Court of Common Pleas for Orangeburg County, South Carolina. In this lawsuit, filed in 1996, the plaintiffs asserted class claims against our South Carolina operating entity for alleged violations of S.C. Code § 37-10-102(a), which requires, among other things, a lender making a mortgage loan to ascertain the preference of the borrower as to an attorney who will represent the borrower in closing the loan. After almost 17 years of litigation, on August 27, 2012, the parties settled the case on a claims made basis. Preliminary approval of the settlement was obtained on September 6, 2012 and final approval was obtained on November 19, 2012. Funds were distributed beginning in late December 2012. Aggregate payments to class members totaled $16.8 million in 2012. In addition, we paid $13.5 million in attorney fees and costs in December 2012. The remaining $3.5 million reserve at December 31, 2012 for this class action lawsuit was exhausted with the payment of $3.5 million to South Carolina charities in February 2013 pursuant to the terms of the settlement agreement, at which time this case was concluded.

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $33.5 million at December 31, 2013 and $62.7 million at December 31, 2012.

20.  Benefit Plans

On January 1, 2011, we established the Springleaf Financial Services Retirement Plan (the “Retirement Plan”) and a 401(k) plan in which most of our employees were eligible to participate. The Retirement Plan was based on substantially the same terms as the AIG retirement plan it replaced. Our employees in Puerto Rico participated in a defined benefit pension plan sponsored by CommoLoCo, Inc., our Puerto Rican subsidiary (the “CommoLoCo Retirement Plan”). Effective December 31, 2012, the Retirement Plan and the CommoLoCo Retirement Plan were frozen. Our current and former employees will not lose any vested benefits in the Retirement Plan or the CommoLoCo Retirement Plan that accrued prior to January 1, 2013.

In addition, we sponsor unfunded defined benefit plans for certain employees and provide postretirement health and welfare and life insurance plans.

The obligations related to the benefit plans described above are recorded by SFC.

Notes to Consolidated Financial Statements, Continued

PENSION PLANS

We offer various defined benefit plans to eligible employees based on completion of a specified period of continuous service, subject to age limitations.

Retirement Plan

Our Retirement Plan is a noncontributory defined benefit plan which is subject to the provisions of ERISA. U.S. salaried employees who were employed by a participating company, had attained age 21, and completed twelve months of continuous service were eligible to participate in the plan. Employees generally vested after 5 years of service. Prior to January 1, 2013, unreduced benefits were paid to retirees at normal retirement (age 65) and were based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years.

CommoLoCo Retirement Plan

The CommoLoCo Retirement Plan is a noncontributory defined benefit plan which is subject to the provisions of the Puerto Rico tax code. Puerto Rican residents employed by CommoLoCo, Inc. who had attained age 21 and completed one year of service were eligible to participate in the plan.

Unfunded Defined Benefit Plans

We sponsor unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by our other retirement plans. These include: (1) Springleaf Financial Services Excess Retirement Income Plan (the “Excess Retirement Income Plan”), which provides a benefit equal to the reduction in benefits payable to certain employees under our qualified retirement plan as a result of federal tax limitations on compensation and benefits payable; and (2) the Supplemental Executive Retirement Plan (“SERP”), which provides additional retirement benefits to designated executives. Benefits under the Excess Retirement Income Plan were frozen as of December 31, 2012, and benefits under the SERP were frozen at the end of August 2004.

POSTRETIREMENT PLANS

We provide postretirement medical care and life insurance benefits. Eligibility is based upon completion of 10 years of credited service and attainment of age 55. Life and dental benefits are closed to new participants.

Postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Medical benefits are contributory, while the life insurance benefits are non-contributory. Retiree medical contributions are based on the actual premium payments reduced by Company-provided credits. These retiree contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance, and Medicare coordination.

401(K) PLANS

We sponsor voluntary savings plans for our U.S. employees and for our employees of CommoLoCo, Inc.

Notes to Consolidated Financial Statements, Continued

Springleaf Financial Services 401(k) Plan

The Springleaf Financial Services 401(k) Plan (the “401(k) Plan”) for 2013 provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees. For 2012 and 2011, the 401(k) Plan provided for a tiered Company matching on the first 6% of the salary reduction contributions of the employees depending on the employees’ years of service (10% Company matching for 0-4 years of service, 20% Company matching for 5-9 years of service, and 30% Company matching for 10 or more years of service). There were no changes to the Company’s matching contributions for 2014.

Effective January 1, 2013, the Company may make a discretionary profit sharing contribution to the 401(k) Plan. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In no event, however, will the discretionary profit sharing contribution exceed 4% of annual pay. In order to share in the retirement contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. The employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. The discretionary profit sharing contribution will be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account will, as a percentage of pay, be the same.

The salaries and benefit expense associated with this plan was $9.0 million in 2013, $1.9 million in 2012, and $8.4 million in 2011.

CommoLoCo Thrift Plan

The CommoLoco Thrift Plan provides for salary reduction contributions by employees and 100% matching contributions by the Company of up to 3% of annual salary and 50% matching contributions by the Company of the next 3% of annual salary depending on the respective employee’s years of service. The salaries and benefit expense associated with this plan for 2013, 2012, and 2011 was immaterial. There were no changes to the Company’s matching contributions for 2014.

Notes to Consolidated Financial Statements, Continued

OBLIGATIONS AND FUNDED STATUS

The following table presents the funded status of the defined benefit pension plans and other postretirement benefit plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in other assets and the aggregate of all underfunded plans in other liabilities.

(dollars in thousands)	Pension (a)		Postretirement (b)
At or for the Years Ended December 31,	2013	2012	2013	2012

Projected benefit obligation, beginning of period	$367,591	$435,221	$6,687	$6,725
Service cost	—	14,968	289	285
Interest cost	14,083	18,342	224	262
Actuarial loss (gain)	(46,806)	25,809	(4,767)	166
Benefits paid:
Company assets	—	—	(142)	(172)
Plan assets	(12,403)	(10,376)	—	—
Curtailment	—	(78,558)	—	(579)
Settlement	—	(37,815)	—	—
Projected benefit obligation, end of period	322,465	367,591	2,291	6,687

Fair value of plan assets, beginning of period	346,824	350,374	—	—
Actual return on plan assets, net of expenses	(18,405)	43,579	—	—
Company contributions	643	1,062	142	172
Benefits paid:
Company assets	—	—	(142)	(172)
Plan assets	(12,402)	(48,191)	—	—
Fair value of plan assets, end of period	316,660	346,824	—	—
Funded status, end of period	$(5,805)	$(20,767)	$(2,291)	$(6,687)

Net amounts recognized in the consolidated balance sheet:
Noncurrent assets	$6,740	$—	$—	$—
Current liabilities	(645)	(619)	(101)	(178)
Noncurrent liabilities	(11,900)	(20,148)	(2,190)	(6,509)
Total amounts recognized	$(5,805)	$(20,767)	$(2,291)	$(6,687)

Pretax amounts recognized in accumulated other comprehensive income or loss:
Net gain (loss)	$26,267	$13,303	$4,185	$(582)
Prior service credit (cost)	—	—	—	—
Total amounts recognized	$26,267	$13,303	$4,185	$(582)

(a)         Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $9.2 million at December 31, 2013 and $10.1 million at December 31, 2012.

(b)         We do not currently fund postretirement benefits.

The accumulated benefit obligation for U.S. pension benefit plans was $322.5 million at December 31, 2013 and $367.6 million at December 31, 2012.

Notes to Consolidated Financial Statements, Continued

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

	PBO Exceeds		ABO Exceeds
	Fair Value		Fair Value
(dollars in thousands)	of Plan Assets		of Plan Assets
December 31,	2013	2012	2013	2012

Projected benefit obligation	$322,465	$367,591	$322,465	$367,591
Accumulated benefit obligation	$322,465	$367,591	$322,465	$367,591
Fair value of plan assets	$316,660	$346,824	$316,660	$346,824

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension			Postretirement
Years Ended December 31,	2013	2012	2011	2013	2012	2011

Components of net periodic benefit cost:
Service cost	$—	$14,968	$12,543	$289	$285	$256
Interest cost	14,083	18,342	18,162	224	262	281
Expected return on assets	(15,498)	(20,912)	(17,421)	—	—	—
Actuarial loss (gain)	61	285	—	—	—	(1)
Curtailment gain	—	(7,115)	—	—	(579)	—
Settlement loss (gain)	—	(1,401)	68	—	—	—
Net periodic benefit cost	$(1,354)	$4,167	$13,352	$513	$(32)	$536

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	(12,903)	3,142	54,555	(4,767)	166	500
Amortization of net actuarial gain (loss)	(61)	(285)	—	—	—	1
Net curtailment loss	—	(71,443)	—	—	—	—
Net settlement gain (loss)	—	1,401	(68)	—	—	—
Total recognized in other comprehensive income or loss	$(12,964)	$(67,185)	$54,487	$(4,767)	$166	$501

Total recognized in net periodic benefit cost and other comprehensive income or loss	$(14,318)	$(63,018)	$67,839	$(4,254)	$134	$1,037

The estimated net loss that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year is $5 thousand for our combined defined benefit pension plans. We estimate that the prior service credit that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be zero for our combined defined benefit pension plans. We estimate that the estimated amortization from accumulated other comprehensive income or loss for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year will be zero for our defined benefit postretirement plans.

Notes to Consolidated Financial Statements, Continued

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension		Postretirement
December 31,	2013	2012	2013		2012

Projected benefit obligation:
Discount rate	4.83%	3.97%	4.70%		3.89%
Rate of compensation increase	—%	—%	N/A	*	N/A	*

Net periodic benefit costs:
Discount rate	3.97%	4.42%	3.89%		4.32%
Rate of compensation increase	4.55%	3.78%	N/A	*	N/A	*
Expected return on assets	—%	6.10%	N/A	*	N/A	*

*                 Not applicable

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2013 and an equivalent single discount rate was derived that resulted in the same liability. This single discount rate for each plan was used.

Investment Strategy

The investment strategy with respect to assets relating to our pension plans is designed to achieve investment returns that will (a) provide for the benefit obligations of the plans over the long term; (b) limit the risk of short-term funding shortfalls; and (c) maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile indigenous to each asset class.

Allocation of Plan Assets

The long-term strategic asset allocation is reviewed and revised annually. The plans’ assets are monitored by our Retirement Plans Committee and the investment managers, which can entail allocating the plans assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

At December 31, 2013, the actual asset allocation for the primary asset classes was 93% in fixed income securities, 6% in equity securities, and 1% in cash and cash equivalents. The 2014 target asset allocation for the primary asset classes is 94% in fixed income securities and 6% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 4.5% for the Retirement Plan and 5.5% for the CommoLoCo Retirement Plan for 2013. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to

Notes to Consolidated Financial Statements, Continued

change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Expected Cash Flows

Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. Supplemental and excess plans’ payments and postretirement plan payments are deductible when paid.

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans and other postretirement benefit plans, at December 31, 2013 are as follows:

(dollars in thousands)	Pension	Postretirement

2014	$12,481	$104
2015	13,038	110
2016	13,712	117
2017	14,247	124
2018	14,759	132
2019-2023	81,554	753

FAIR VALUE MEASUREMENTS — PLAN ASSETS

The inputs and methodology used in determining the fair value of the plan assets are consistent with those used to measure our assets.

Notes to Consolidated Financial Statements, Continued

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2013

Assets:
Cash and cash equivalents	$2,920	$—	$—	$2,920
Equity securities:
U.S. (a)	—	17,306	—	17,306
International (b)	—	1,015	—	1,015
Fixed income securities:
U.S. investment grade (c)	—	293,903	—	293,903
U.S. high yield (d)	—	1,516	—	1,516
Total	$2,920	$313,740	$—	$316,660

December 31, 2012

Assets:
Cash and cash equivalents	$2,073	$—	$—	$2,073
Equity securities:
U.S. (a)	—	19,670	—	19,670
International (b)	—	1,117	—	1,117
Fixed income securities:
U.S. investment grade (c)	—	322,332	—	322,332
U.S. high yield (d)	—	1,632	—	1,632
Total	$2,073	$344,751	$—	$346,824

(a)         Includes index mutual funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

(b)         Includes investment mutual funds in companies in emerging and developed markets.

(c)          Includes investment mutual funds in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)         Includes investment mutual funds in securities or debt obligations that have a rating below investment grade.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

Notes to Consolidated Financial Statements, Continued

The following table presents changes in our Level 3 plan assets measured at fair value:

		Net gains (losses) included in:		Purchases,
	Balance at		Other	sales,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	issues,	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	settlements*	Level 3	Level 3	period

Year Ended December 31, 2012

Transfer due from AIG Retirement Plan	$59,925	$—	$—	$(59,925)	$—	$—	$—

*                 “Purchases, sales, issues, and settlements” column consists of the final settlement from the AIG Retirement Plan to the Retirement Plan.

21.  Share-Based Compensation

OMNIBUS INCENTIVE PLAN

SHI has adopted the 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) under which equity-based awards may be granted to selected management employees, non-employee directors, independent contractors, and consultants. Under this plan, 11,478,844 shares of authorized common stock have been reserved for issuance pursuant to grants approved by the Company’s Board of Directors. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Plan allows for issuance of stock options, RSUs and restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), and other stock-based awards and cash awards.

Restricted Stock Units and Awards

In connection with the initial public offering on October 16, 2013 and subsequent to the offering, we granted service-based RSUs of 1,323,540 to certain of our executives and employees. We also granted service-based RSAs of 44,456 to non-employee directors in connection with the initial public offering. The RSUs are subject to a graded vesting period of four years and do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The RSAs are subject to a graded vesting period of three years and provide the holders the right to vote and to earn dividends during the vesting period that are subject to forfeiture if the shares do not vest. The fair value for restricted units and awards is generally the closing market of our stock on the date of the award. For awards granted in connection with the initial public offering, the fair value is the offering price. Expense is amortized on a straight line basis over the vesting period, based on the number of awards that are ultimately expected to vest.

Notes to Consolidated Financial Statements, Continued

The following table summarizes our restricted stock activity and related information for the 2013 Omnibus Plan:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Term
(dollars in thousands)	Shares	Fair Value	(in Years)

Unvested at January 1, 2013	—	$—
Granted in October 2013	1,358,835	17.00
Granted subsequent to initial public offering	9,161	21.83
Unvested at December 31, 2013	1,367,996	$17.03	4.0

In addition, Springleaf Holdings, LLC, the predecessor entity of SHI, granted 8.203125 RSUs to two of our executives on September 30, 2013, for which we recorded share-based compensation expense of $131.3 million. This grant was subsequently amended on October 8, 2013 to reduce the number of RSUs granted to the executives by 0.859375 RSUs and to grant these units to a certain management employee. No other terms of the grant were modified. As a result of the additional grant, we recognized $13.7 million in additional compensation expense in the fourth quarter of 2013. There was no additional compensation expense recorded for the modification of the grant to the executives, as the fair value of the modified award was less than the fair value of the original award immediately before the terms were modified. Therefore, total compensation expense recognized for the 8.203125 units was $145.0 million. These RSUs were converted into the right to receive 8.203125% of the outstanding shares of SHI common stock following the conversion of Springleaf Holdings, LLC into SHI on October 9, 2013 and were also subject to an equitable adjustment for the stock split that occurred on October 9, 2013. The adjusted number of shares of SHI common stock underlying these RSUs (8,203,125 shares) were delivered to the holders in October 2013 after the conversion. The weighted average grant date fair value of these units (after conversion and subsequent stock split) was $16.00 based on an equity valuation. The shares are fully vested; however, they generally cannot be sold or otherwise transferred for five years following the date of delivery, except to the extent necessary to satisfy certain tax obligations.

Total share-based compensation expense, net of forfeitures, for all stock-based awards was $146.0 million in 2013. The total income tax benefit recognized for stock-based compensation was $50.5 million in 2013. We did not record any share based compensation expense in 2012 or 2011. As of December 31, 2013, there was total unrecognized compensation expense of $18.9 million related to nonvested restricted stock that is expected to be recognized over a weighted average period of 4.0 years.

Springleaf Financial Holdings, LLC Incentive Units

On October 9, 2013, certain executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions. Because the incentive units only provide economic benefits in the form of distributions while the holders are employed, and the holder generally does not have the ability to monetize the incentive units due to the

Notes to Consolidated Financial Statements, Continued

transfer restrictions, the substance of the arrangement is that of a profit sharing agreement. Expense will be recorded to the extent a distribution or other payout becomes probable. As of December 31, 2013, no expense was recognized for these awards.

22.  Segment Information

Our segments coincide with how our businesses are managed. At December 31, 2013, our four segments include: Consumer, Insurance, Acquisitions and Servicing, and Real Estate. The Acquisitions and Servicing segment was added effective April 1, 2013, as a result of our co-investment in the SpringCastle Portfolio.

Management considers Consumer, Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.” See Note 1 for a description of our business segments.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2.

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

We have revised all previously reported periods in the following tables to correct the errors identified in the fourth quarter of 2013 and to include the out-of-period adjustments previously recorded and disclosed in the appropriate periods. All segments were impacted by these revisions. See Note 24 for further information on the prior period revisions.

In addition to the revisions disclosed in Note 24, we have made corrections that did not impact our consolidated financial statements. The net gain (loss) on fair value adjustments on debt reported in Real Estate in the following tables reflects the change in fair value of certain tranches of long-term debt associated with a 2009 mortgage securitization, which only impacts the historical accounting basis.

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

•                  the reversal of the decreases to the allowance for finance receivable losses (on a historical accounting basis).

Notes to Consolidated Financial Statements, Continued

The following tables present information about the Company’s segments as well as reconciliations to the consolidated financial statement amounts.

			Acquisitions				Push-down
			and				Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Servicing	Real Estate	Other	Eliminations	Adjustments	Total

At or for the Year Ended December 31, 2013

Interest income	$721,772	$—	$489,264	$698,026	$45,366	$—	$199,650	$2,154,078
Interest expense	149,000	—	71,638	546,266	14,970	—	137,875	919,749
Net interest income	572,772	—	417,626	151,760	30,396	—	61,775	1,234,329
Provision for finance receivable losses	117,172	—	133,116	255,157	(200)	—	22,416	527,661
Net interest income after provision for finance receivable losses	455,600	—	284,510	(103,397)	30,596	—	39,359	706,668
Other revenues:
Insurance	—	148,131	—	—	80	—	(32)	148,179
Investment	—	41,705	—	—	1,521	—	(8,094)	35,132
Intersegment - insurance commissions	60,553	(60,583)	—	127	(97)	—	—	—
Portfolio servicing fees from SpringCastle	—	—	31,215	—	—	(31,215)	—	—
Net gain (loss) on repurchases and repayments of debt	(5,357)	—	—	(46,385)	(1,071)	—	11,097	(41,716)
Net gain (loss) on fair value adjustments on debt	—	—	5,534	56,890	—	—	(56,369)	6,055
Other	2,112	9,611	699	(4,416)	(2,233)	—	(363)	5,410
Total other revenues	57,308	138,864	37,448	6,216	(1,800)	(31,215)	(53,761)	153,060
Other expenses:
Operating expenses:
Salaries and benefits	240,893	15,829	13,577	27,312	166,507	—	(198)	463,920
Other operating expenses	118,107	11,193	52,427	55,846	11,596	—	4,203	253,372
Portfolio servicing fees to Springleaf	—	—	31,215	—	—	(31,215)	—	—
Insurance losses and loss adjustment expenses	—	65,783	—	—	—	—	(904)	64,879
Total other expenses	359,000	92,805	97,219	83,158	178,103	(31,215)	3,101	782,171

Income (loss) before benefit from income taxes	153,908	46,059	224,739	(180,339)	(149,307)	—	(17,503)	77,557

Income before benefit from income taxes attributable to non-controlling interests	—	—	113,043	—	—	—	—	113,043

Income (loss) before benefit from income taxes attributable to Springleaf	$153,908	$46,059	$111,696	$(180,339)	$(149,307)	$—	$(17,503)	$(35,486)

Assets	$3,187,159	$939,023	$2,717,665	$8,607,262	$576,016	$—	$(624,439)	$15,402,686

Notes to Consolidated Financial Statements, Continued

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

At or for the Year Ended December 31, 2012 - Revised

Interest income	$585,041	$—	$823,173	$100,097	$206,502	$1,714,813
Interest expense	141,440	—	669,308	33,711	230,746	1,075,205
Net interest income	443,601	—	153,865	66,386	(24,244)	639,608
Provision for finance receivable losses	90,598	—	59,601	10,660	180,719	341,578
Net interest income after provision for finance receivable losses	353,003	—	94,264	55,726	(204,963)	298,030
Other revenues:
Insurance	—	126,423	—	108	(108)	126,423
Investment	—	41,418	—	4,758	(10,280)	35,896
Intersegment - insurance commissions	42,203	(42,475)	95	177	—	—
Net gain (loss) on repurchases and repayments of debt	5,879	—	13,790	1,413	(36,624)	(15,542)
Net gain (loss) on fair value adjustments on debt	—	—	10,369	—	(13,361)	(2,992)
Other	5,444	5,347	(75,183)	3,734	14,216	(46,442)
Total other revenues	53,526	130,713	(50,929)	10,190	(46,157)	97,343
Other expenses:
Operating expenses:
Salaries and benefits	247,048	11,780	29,680	32,186	(530)	320,164
Other operating expenses	110,386	10,106	72,037	94,126	9,740	296,395
Restructuring expenses	15,634	229	818	6,822	—	23,503
Insurance losses and loss adjustment expenses	—	62,092	—	—	(1,413)	60,679
Total other expenses	373,068	84,207	102,535	133,134	7,797	700,741

Income (loss) before benefit from income taxes	$33,461	$46,506	$(59,200)	$(67,218)	$(258,917)	$(305,368)

Assets	$2,600,852	$999,261	$9,790,204	$2,108,664	$(832,361)	$14,666,620

Notes to Consolidated Financial Statements, Continued

					Push-down
					Accounting	Consolidated
(dollars in thousands)	Consumer	Insurance	Real Estate	Other	Adjustments	Total

At or for the Year Ended December 31, 2011 - Revised

Interest income	$534,861	$—	$939,053	$150,143	$247,172	$1,871,229
Interest expense	125,268	—	760,620	48,619	350,266	1,284,773
Net interest income	409,593	—	178,433	101,524	(103,094)	586,456
Provision for finance receivable losses	8,607	—	246,225	(4,314)	79,157	329,675
Net interest income after provision for finance receivable losses	400,986	—	(67,792)	105,838	(182,251)	256,781
Other revenues:
Insurance	—	120,456	—	111	(377)	120,190
Investment	—	47,822	—	1,161	(11,324)	37,659
Intersegment - insurance commissions	37,331	(46,099)	4,667	4,101	—	—
Net gain (loss) on repurchases and repayments of debt	(3,275)	—	(17,924)	(3,228)	35,100	10,673
Net gain (loss) on fair value adjustments on debt	—	—	79,924	—	(78,552)	1,372
Other	2,230	3,172	(48,809)	9,955	5,063	(28,389)
Total other revenues	36,286	125,351	17,858	12,100	(50,090)	141,505
Other expenses:
Operating expenses:
Salaries and benefits	261,250	12,352	31,310	55,186	(374)	359,724
Other operating expenses	141,772	12,133	97,653	56,782	35,092	343,432
Insurance losses and loss adjustment expenses	—	56,490	—	—	(1,222)	55,268
Total other expenses	403,022	80,975	128,963	111,968	33,496	758,424

Income (loss) before benefit from income taxes	$34,250	$44,376	$(178,897)	$5,970	$(265,837)	$(360,138)

Assets	$2,359,594	$1,085,077	$10,988,371	$1,943,147	$(865,383)	$15,510,806

23.  Selected Quarterly Financial Data (Unaudited)

Our selected quarterly financial data for 2013 was as follows:

	Fourth	Third	Second	First
(dollars in thousands except earnings (loss) per share)	Quarter	Quarter	Quarter*	Quarter*
		Revised

Interest income	$576,517	$583,926	$580,597	$413,038
Interest expense	218,881	229,157	240,418	231,293
Provision for finance receivable losses	188,600	162,264	82,311	94,486
Other revenues	38,388	19,426	51,590	43,656
Other expenses	168,222	303,580	165,577	144,792
Income (loss) before provision for (benefit from) income taxes	39,202	(91,649)	143,881	(13,877)
Provision for (benefit from) income taxes	(14,187)	(30,698)	32,963	(4,263)
Net income (loss)	53,389	(60,951)	110,918	(9,614)
Net income attributable to non-controlling interests	26,660	31,643	54,740	—
Net income (loss) attributable to Springleaf	$26,729	$(92,594)	$56,178	$(9,614)

Earnings (loss) per share:
Basic	$0.24	$(0.93)	$0.56	$(0.10)
Diluted	$0.24	$(0.93)	$0.56	$(0.10)

*                 The financial data for the first and second quarters of 2013 have not been previously reported due to the deregistration of SFI on August 13, 2012.

Notes to Consolidated Financial Statements, Continued

Our selected quarterly financial data for 2012 was as follows:

	Fourth	Third	Second	First
(dollars in thousands except earnings (loss) per share)	Quarter	Quarter	Quarter	Quarter
	Revised	Revised	Revised	Revised

Interest income	$417,377	$423,160	$429,875	$444,401
Interest expense	240,752	268,987	280,766	284,700
Provision for finance receivable losses	109,614	91,018	69,726	71,220
Other revenues	20,523	26,741	29,219	20,860
Other expenses	185,496	158,765	168,198	188,282
Loss before benefit from income taxes	(97,962)	(68,869)	(59,596)	(78,941)
Benefit from income taxes	(17,168)	(23,659)	(20,492)	(26,352)
Net loss	$(80,794)	$(45,210)	$(39,104)	$(52,589)

Earnings (loss) per share:
Basic	$(0.81)	$(0.45)	$(0.39)	$(0.53)
Diluted	$(0.81)	$(0.45)	$(0.39)	$(0.53)

24.  Prior Period Revisions

In preparing our annual consolidated financial statements for the year ended December 31, 2013, we identified certain out-of-period errors. In addition to these errors, we previously recorded and disclosed out-of-period adjustments in prior reporting periods when the errors were discovered. As a result, we have revised all previously reported periods included in this report. We have corrected the errors identified in the fourth quarter of 2013 and have included these corrections in the appropriate prior periods. Similarly, we have reversed all out-of period adjustments previously recorded and disclosed, and have included the adjustments in the appropriate periods. After evaluating the quantitative and qualitative aspects of these corrections, we have determined that our previous quarterly and annual consolidated financial statements were not materially misstated.

The effect of these revisions decreased net loss by $0.9 million and increased basic and diluted earnings per share by $0.01 in 2012 and increased net loss by $17.6 million and decreased basic and diluted earnings per share by $0.18 in 2011. At September 30, 2013, the cumulative effect of this revision decreased shareholders’ equity by $16.5 million, increased total assets by $90.1 million, and increased total liabilities by $106.6 million.

We will also revise our previously reported unaudited condensed financial statements for the quarter and year-to-date applicable periods in 2013 when we file our subsequent reports on Form 10-Q for the quarterly periods in 2014.

The errors identified in the fourth quarter of 2013 relate to the following: (1) the accretion of net discount applied to long-term debt that was revalued based on its fair value at the time of the Fortress Acquisition; (2) the accretion of original issue net discount on our long-term debt issued subsequent to the Fortress Acquisition; (3) the carrying values of our tranches of long-term debt that were issued at a discount and which have embedded derivatives, and the related change in fair value; (4) the classification of certain investment securities found to contain embedded derivatives and the accounting treatment of the related change in fair value; and (5) the continued accretion of discounts on loans in non-accrual status.

In addition, we have made other corrections during the fourth quarter of 2013, which were isolated to intra-periods in 2013, and have revised the appropriate periods of 2013. These revisions relate to the following: (1) servicing fee expenses for the SpringCastle Portfolio pursuant to an interim servicing agreement that was in place between April 1, 2013 and August 31, 2013; (2) accretion of the unearned

Notes to Consolidated Financial Statements, Continued

discount for non-credit impaired loans in the SpringCastle Portfolio and the resulting adjustment to the allowance for finance receivable losses for the SpringCastle Portfolio; (3) finance charge calculation on our internal servicing system for the SpringCastle Portfolio; and (4) charge-offs on certain qualified real estate loans that had not been granted principal forgiveness.

We have also recorded the previously disclosed out-of-period adjustments in the appropriate periods. These adjustments primarily relate to the following:

•                  capitalized interest on purchased credit impaired finance receivables serviced by a third party;

•                  the difference between the hypothetical derivative interest expense and the contractual derivative interest expense;

•                  the identification of certain bankrupt real estate loan accounts for consideration as TDR finance receivables;

•                  to correct certain inputs in our model supporting the TDR allowance for finance receivable losses;

•                  distributions of limited partnerships;

•                  the calculations of the carrying value for our real estate owned and the net loss on sales of our real estate owned that are externally serviced;

•                  the calculation of real estate owned expenses;

•                  payable to former parent related to any refund of (or credit for) taxes, including any interest received;

•                  benefit reserves related to a closed block of annuities;

•                  change in estimate for the taxable income related to mortgage securitizations; and

•                  the correction of current and deferred tax expense.

In addition to the revisions previously discussed, during the fourth quarter of 2013 we identified the following presentation errors in the classification of certain line items within our consolidated statement of cash flows for 2012 and/or 2011:

•                  the income tax effect on the changes in accumulated other comprehensive income related to retirement plan liabilities and net unrealized gains and losses on investment securities and cash flow hedges were incorrectly included in “Change in other assets and other liabilities” instead of “Change in taxes receivable and payable” within the same operating activities section;

•                  certain debt issue costs were incorrectly included in “Change in other assets and other liabilities” within the operating activities section instead of “Proceeds from issuance of long-term debt, net of commissions” within the financing activities section;

•                  the foreign exchange impact on debt that either matured or was repaid in 2011 was incorrectly included in “Change in other assets and other liabilities” within the operating activities section instead of netting this impact with the related derivative in “Repayments of long-term debt” within the financing activities section;

•                  accrued interest and finance charges on real estate loan modifications were incorrectly included in “Principal collections on finance receivables” within the investing activities section instead of “Change in accrued interest and finance charges” within the operating activities section; and

•                  “Deferral of finance receivable origination costs” was incorrectly included within the operating activities section instead of the investing activities section.

These corrections are also included in the revised consolidated statements of cash flows presented in this note.

Notes to Consolidated Financial Statements, Continued

Revised Consolidated Balance Sheet

The following table presents the amounts previously reported in our consolidated balance sheet and the corresponding revised amounts.

	At December 31, 2012
(dollars in thousands)	As Reported*	As Revised

Assets
Cash and cash equivalents	$1,554,348	$1,554,348
Investment securities	888,577	888,577
Net finance receivables:
Personal loans	2,649,732	2,649,732
Real estate loans	8,955,365	8,951,903
Retail sales finance	208,357	208,357
Net finance receivables	11,813,454	11,809,992
Allowance for finance receivable losses	(180,088)	(182,653)
Net finance receivables, less allowance for finance receivable losses	11,633,366	11,627,339
Restricted cash	157,844	157,844
Other assets	439,380	438,512
Total assets	$14,673,515	$14,666,620

Liabilities and Shareholders’ Equity
Long-term debt	$12,596,577	$12,620,853
Insurance claims and policyholder liabilities	365,238	365,238
Deferred and accrued taxes	283,762	271,796
Other liabilities	227,811	227,811
Total liabilities	13,473,388	13,485,698

Shareholders’ equity:
Common stock	1,000	1,000
Additional paid-in capital	147,457	147,459
Accumulated other comprehensive income	30,185	26,472
Retained earnings	1,021,485	1,005,991
Total shareholders’ equity	1,200,127	1,180,922

Total liabilities and shareholders’ equity	$14,673,515	$14,666,620

*                 The consolidated balance sheet at December 31, 2012 was previously presented in our final prospectus, which forms part of our Registration Statement on Form S-1 filed with the SEC on October 16, 2013 (“the Prospectus”) and includes reclassifications of certain items to conform to the 2013 presentation.

Notes to Consolidated Financial Statements, Continued

Revised Consolidated Statements of Operations

The following table reconciles the amounts previously reported in our consolidated statements of operations to the corresponding revised amounts. The “Out-of-Period” column reflects the previously disclosed out-of period adjustments that are now being corrected in the appropriate periods. The “Adjustments” column reflects the corrections of the errors discovered during the fourth quarter of 2013.

	Year Ended				Year Ended
(dollars in thousands except	December 31, 2012				December 31, 2011
earnings (loss) per share)	As Reported*	Out-of-Period	Adjustments	As Revised	As Reported*	Out-of-Period	Adjustments	As Revised

Interest income	$1,706,292	$11,529	$(3,008)	$1,714,813	$1,885,547	$(11,529)	$(2,789)	$1,871,229
Interest expense	1,068,391	—	6,814	1,075,205	1,268,047	—	16,726	1,284,773
Net interest income	637,901	11,529	(9,822)	639,608	617,500	(11,529)	(19,515)	586,456
Provision for finance receivable losses	338,219	5,246	(1,887)	341,578	332,848	(2,625)	(548)	329,675
Net interest income after provision for finance receivable losses	299,682	6,283	(7,935)	298,030	284,652	(8,904)	(18,967)	256,781
Other revenues:
Insurance	126,423	—	—	126,423	120,190	—	—	120,190
Investment	32,550	—	3,346	35,896	35,694	—	1,965	37,659
Net gain (loss) on repurchases and repayments of debt	(18,328)	—	2,786	(15,542)	10,664	—	9	10,673
Net gain (loss) on fair value adjustments on debt	—	—	(2,992)	(2,992)	—	—	1,372	1,372
Other	(46,442)	—	—	(46,442)	(28,389)	—	—	(28,389)
Total other revenues	94,203	—	3,140	97,343	138,159	—	3,346	141,505
Other expenses:
Operating expenses:
Salaries and benefits	320,164	—	—	320,164	359,724	—	—	359,724
Other operating expenses	296,395	—	—	296,395	345,178	(1,746)	—	343,432
Restructuring expenses	23,503	—	—	23,503	—	—	—	—
Insurance losses and loss adjustment expenses	60,679	—	—	60,679	41,114	14,154	—	55,268
Total other expenses	700,741	—	—	700,741	746,016	12,408	—	758,424
Loss before benefit from income taxes	(306,856)	6,283	(4,795)	(305,368)	(323,205)	(21,312)	(15,621)	(360,138)
Benefit from income taxes	(88,222)	2,326	(1,775)	(87,671)	(99,049)	(13,577)	(5,779)	(118,405)
Net loss	$(218,634)	$3,957	$(3,020)	$(217,697)	$(224,156)	$(7,735)	$(9,842)	$(241,733)

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	100,000,000			100,000,000	100,000,000			100,000,000
Earnings (loss) per share:
Basic and diluted	$(2.19)			$(2.18)	$(2.24)			$(2.42)

*                   The consolidated statements of operations for the years ended December 31, 2012 and 2011 were previously presented in the Prospectus and include reclassifications of certain items to conform to the 2013 presentation.

Notes to Consolidated Financial Statements, Continued

Revised Consolidated Statements of Comprehensive Loss

The following table presents the amounts previously reported in our consolidated statements of comprehensive loss and the corresponding revised amounts.

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
(dollars in thousands)	As Reported*	As Revised	As Reported*	As Revised

Net loss	$(218,634)	$(217,697)	$(224,156)	$(241,733)
Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	475	475	74	74
All other investment securities	16,883	13,300	10,137	11,878
Cash flow hedges	(16,987)	(16,987)	31,793	31,793
Retirement plan liabilities adjustments	67,019	67,019	(54,988)	(54,988)
Foreign currency translation adjustments	3,975	3,975	(234)	(234)
Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	(166)	(166)	(26)	(26)
All other investment securities	(5,909)	(4,661)	(3,548)	(4,157)
Cash flow hedges	5,945	5,945	(11,128)	(11,128)
Retirement plan liabilities adjustments	(23,678)	(23,678)	19,342	19,342
Other comprehensive income (loss), net of tax, before reclassification adjustments	47,557	45,222	(8,578)	(7,446)
Reclassification adjustments included in net loss:
Net realized losses on investment securities	2,268	2,507	4,177	471
Cash flow hedges	10,504	10,504	(26,730)	(26,730)
Income tax effect:
Net realized losses on investment securities	(794)	(877)	(1,462)	(165)
Cash flow hedges	(3,676)	(3,676)	9,356	9,356
Reclassification adjustments included in net loss, net of tax	8,302	8,458	(14,659)	(17,068)
Other comprehensive income (loss), net of tax	55,859	53,680	(23,237)	(24,514)
Comprehensive loss	$(162,775)	$(164,017)	$(247,393)	$(266,247)

*                 The consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011 were previously presented in the Prospectus.

Notes to Consolidated Financial Statements, Continued

Revised Consolidated Statements of Shareholders’ Equity

Total shareholders’ equity at January 1, 2011 includes the cumulative effect of the adjustments, which resulted in an increase in accumulated other comprehensive loss of $0.3 million, an increase in retained earnings of $1.1 million, and an increase in total shareholders’ equity of $0.9 million, which is reflected in the beginning balance of shareholders’ equity as of January 1, 2011 on our revised consolidated statements of shareholders’ equity.

Notes to Consolidated Financial Statements, Continued

Revised Consolidated Statements of Cash Flows

The following tables present the amounts previously reported in our consolidated statements of cash flows and the corresponding revised amounts and include additional corrections to the classification of certain line items within our consolidated statements of cash flows.

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
(dollars in thousands)	As Reported*	As Revised	As Reported*	As Revised

Cash flows from operating activities
Net loss	$(218,634)	$(217,697)	$(224,156)	$(241,733)
Reconciling adjustments:
Provision for finance receivable losses	338,219	341,578	332,848	329,675
Depreciation and amortization	166,927	165,220	243,774	274,818
Deferral of finance receivable origination costs	(46,993)	—	(47,044)	—
Deferred income tax benefit	(158,004)	(167,649)	(113,066)	(132,422)
Writedowns and net loss on sales of real estate owned	60,109	60,109	69,106	69,106
Writedowns on assets resulting from restructuring	5,046	5,046	—	—
Impairments of Ocean Finance and Mortgages Limited assets	8,342	8,342	—	—
Mark to market provision and net gain on sales of finance receivables held for sale originated as held for investment	(4,536)	(4,536)	—	—
Net loss (gain) on repurchases and repayments of debt	18,328	15,542	(10,664)	(10,673)
Other	2,268	1,914	4,177	840
Cash flows due to changes in:
Other assets and other liabilities	(35,616)	22,689	(32,815)	(69,935)
Insurance claims and policyholder liabilities	37,381	10,367	(12,346)	1,689
Taxes receivable and payable	76,716	58,634	(46,754)	(46,754)
Accrued interest and finance charges	7,486	(30,302)	552	(20,309)
Restricted cash	(40,967)	(40,967)	14,734	14,734
Other, net	(174)	(174)	2,260	2,260
Net cash provided by operating activities	215,898	228,116	180,606	171,296

Cash flows from investing activities
Finance receivables originated or purchased	(1,654,407)	(1,701,400)	(1,857,051)	(1,904,095)
Principal collections on finance receivables	2,611,616	2,649,404	2,800,871	2,821,732
Sales and principal collections on finance receivables held for sale originated as held for investment	181,561	181,561	—	—
Available-for-sale investment securities purchased	(1,053,055)	(1,052,312)	(559,870)	(546,560)
Trading investment securities purchased	—	(743)		(13,310)
Available-for-sale investment securities called, sold, and matured	1,216,934	1,210,870	262,136	258,211
Trading investment securities called, sold, and matured	—	6,064	—	3,925
Change in notes receivable from American International Group, Inc.	—	—	468,662	468,662
Change in restricted cash	(50,564)	(50,564)	238,863	238,863
Proceeds from sale of real estate owned	181,996	181,996	206,608	206,608
Other, net	(117)	(117)	(19,546)	(19,546)
Net cash provided by investing activities	1,433,964	1,424,759	1,540,673	1,514,490

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,266,330	2,263,317	2,341,430	2,328,741
Repayment of long-term debt	(3,054,379)	(3,054,379)	(4,771,797)	(4,723,615)
Net cash used for financing activities	(788,049)	(791,062)	(2,430,367)	(2,394,874)

Effect of exchange rate changes	2,949	2,949	1,111	1,111

Net change in cash and cash equivalents	864,762	864,762	(707,977)	(707,977)
Cash and cash equivalents at beginning of period	689,586	689,586	1,397,563	1,397,563
Cash and cash equivalents at end of period	$1,554,348	$1,554,348	$689,586	$689,586

*                 The consolidated statements of cash flows for the years ended December 31, 2012 and 2011 were previously presented in the Prospectus and include reclassifications of certain items to conform to the 2013 presentation.

Notes to Consolidated Financial Statements, Continued

Revised Condensed Consolidated Statements of Operations (Unaudited)

The following tables reconcile the amounts previously reported in our condensed consolidated statements of operations to the corresponding revised amounts.

	Three Months Ended
(dollars in thousands except	September 30, 2013 (Unaudited)
earnings (loss) per share)	As Reported*	Out-of-Period	Adjustments	As Revised

Interest income	$585,300	$—	$(1,374)	$583,926
Interest expense	228,439	—	718	229,157
Net interest income	356,861	—	(2,092)	354,769
Provision for finance receivable losses	158,785	4,424	(945)	162,264
Net interest income after provision for finance receivable losses	198,076	(4,424)	(1,147)	192,505
Other revenues:
Insurance	38,277	—	—	38,277
Investment	6,756	—	(224)	6,532
Net loss on repurchases and repayments of debt	(34,503)	—	931	(33,572)
Net gain on fair value adjustments on debt	—	—	6,586	6,586
Other	1,603	—	—	1,603
Total other revenues	12,133	—	7,293	19,426
Other expenses:
Operating expenses:
Salaries and benefits	214,552	—	—	214,552
Other operating expenses	69,595	—	2,883	72,478
Insurance losses and loss adjustment expenses	16,550	—	—	16,550
Total other expenses	300,697	—	2,883	303,580
Loss before benefit from income taxes	(90,488)	(4,424)	3,263	(91,649)
Benefit from income taxes	(29,606)	(1,636)	544	(30,698)
Net income (loss)	(60,882)	(2,788)	2,719	(60,951)
Net income attributable to non-controlling interests	29,851	—	1,792	31,643
Net loss attributable to Springleaf Holdings, Inc.	$(90,733)	$(2,788)	$927	$(92,594)

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	100,000,000			100,000,000
Earnings (loss) per share:
Basic and diluted	$(0.91)			$(0.93)

*                 The condensed consolidated statement of operations for the three months ended September 30, 2013 was previously presented in our Form 10-Q for the quarterly period ended September 30, 2013 and includes reclassifications of certain items to conform to the 2013 presentation.

Notes to Consolidated Financial Statements, Continued

	Three Months Ended				Three Months Ended
(dollars in thousands except	December 31, 2012 (Unaudited)				September 30, 2012 (Unaudited)
earnings (loss) per share)	As Reported (a)	Out-of-Period	Adjustments	As Revised	As Reported (b)	Out-of-Period	Adjustments	As Revised

Interest income	$418,011	$—	$(634)	$417,377	$423,968	$—	$(808)	$423,160
Interest expense	239,271	—	1,481	240,752	268,847	—	140	268,987
Net interest income	178,740	—	(2,115)	176,625	155,121	—	(948)	154,173
Provision for finance receivable losses	110,425	(246)	(565)	109,614	90,855	677	(514)	91,018
Net interest income after provision for finance receivable losses	68,315	246	(1,550)	67,011	64,266	(677)	(434)	63,155
Other revenues:
Insurance	33,381	—	—	33,381	31,719	—	—	31,719
Investment	7,006	—	(188)	6,818	7,377	—	1,007	8,384
Net loss on repurchases and repayments of debt	(6,165)	—	276	(5,889)	(10,670)	—	1,626	(9,044)
Net loss on fair value adjustments on debt	—	—	(159)	(159)	—	—	(1,609)	(1,609)
Other	(13,628)	—	—	(13,628)	(2,709)	—	—	(2,709)
Total other revenues	20,594	—	(71)	20,523	25,717	—	1,024	26,741
Other expenses:
Operating expenses:
Salaries and benefits	79,050	—	—	79,050	78,122	—	—	78,122
Other operating expenses	88,069	—	—	88,069	65,491	—	—	65,491
Insurance losses and loss adjustment expenses	18,377	—	—	18,377	15,152	—	—	15,152
Total other expenses	185,496	—	—	185,496	158,765	—	—	158,765
Loss before benefit from income taxes	(96,587)	246	(1,621)	(97,962)	(68,782)	(677)	590	(68,869)
Benefit from income taxes	(15,803)	(766)	(599)	(17,168)	(23,938)	62	217	(23,659)
Net loss	$(80,784)	$1,012	$(1,022)	$(80,794)	$(44,844)	$(739)	$373	$(45,210)

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	100,000,000			100,000,000	100,000,000			100,000,000
Earnings (loss) per share:
Basic and diluted	$(0.81)			$(0.81)	$(0.45)			$(0.45)

(a)              The condensed consolidated statement of operations for the three months ended December 31, 2012 can be derived from the consolidated statement of operations for 2012 previously presented in the Prospectus and the condensed consolidated statement of operations for the nine months ended September 30, 2012 previously presented in SHI’s Form 10-Q for the quarterly period ended September 30, 2013 and includes reclassifications of certain items to conform to the 2013 presentation.

(b)             The condensed consolidated statement of operations for the three months ended September 30, 2012 was previously presented in our Form 10-Q for the quarterly period ended September 30, 2013 and includes reclassifications of certain items to conform to the 2013 presentation.

Notes to Consolidated Financial Statements, Continued

	Three Months Ended				Three Months Ended
(dollars in thousands except	June 30, 2012 (Unaudited)				March 31, 2012 (Unaudited)
earnings (loss) per share)	As Reported (a)	Out-of-Period	Adjustments	As Revised	As Reported (b)	Out-of-Period	Adjustments	As Revised

Interest income	$416,594	$13,905	$(624)	$429,875	$447,719	$(2,376)	$(942)	$444,401
Interest expense	277,525	—	3,241	280,766	282,748	—	1,952	284,700
Net interest income	139,069	13,905	(3,865)	149,109	164,971	(2,376)	(2,894)	159,701
Provision for finance receivable losses	69,683	436	(393)	69,726	67,256	4,379	(415)	71,220
Net interest income after provision for finance receivable losses	69,386	13,469	(3,472)	79,383	97,715	(6,755)	(2,479)	88,481
Other revenues:
Insurance	31,774	—	—	31,774	29,549	—	—	29,549
Investment	7,989	—	506	8,495	10,178	—	2,021	12,199
Net loss on repurchases and repayments of debt	(2,037)	—	865	(1,172)	544	—	19	563
Net loss on fair value adjustments on debt	—	—	(1,700)	(1,700)	—	—	476	476
Other	(8,178)	—	—	(8,178)	(21,927)	—	—	(21,927)
Total other revenues	29,548	—	(329)	29,219	18,344	—	2,516	20,860
Other expenses:
Operating expenses:
Salaries and benefits	74,748	—	—	74,748	88,244	—	—	88,244
Other operating expenses	76,917	—	—	76,917	65,918	—	—	65,918
Restructuring expenses	1,917	—	—	1,917	21,586	—	—	21,586
Insurance losses and loss adjustment expenses	14,616	—	—	14,616	12,534	—	—	12,534
Total other expenses	168,198	—	—	168,198	188,282	—	—	188,282
Loss before benefit from income taxes	(69,264)	13,469	(3,801)	(59,596)	(72,223)	(6,755)	37	(78,941)
Benefit from income taxes	(24,339)	5,252	(1,405)	(20,492)	(24,142)	(2,223)	13	(26,352)
Net loss	$(44,925)	$8,217	$(2,396)	$(39,104)	$(48,081)	$(4,532)	$24	$(52,589)

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	100,000,000			100,000,000	100,000,000			100,000,000
Earnings (loss) per share:
Basic and diluted	$(0.45)			$(0.39)	$(0.48)			$(0.53)

(a)              The condensed consolidated statement of operations for the three months ended June 30, 2012 can be derived from the condensed consolidated statement of operations for the six months ended June 30, 2012 previously presented in the Prospectus and the condensed consolidated statements of operations for the three months ended March 31, 2012 previously presented in SFI’s Form 10-Q for the quarterly period ended March 31, 2012 and includes reclassifications of certain items to conform to the 2013 presentation.

(b)             The condensed consolidated statement of operations for the three months ended March 31, 2012 was previously presented in SFI’s Form 10-Q for the quarterly period ended March 31, 2012 and includes reclassifications of certain items to conform to the 2013 presentation.

Notes to Consolidated Financial Statements, Continued

25.  Fair Value Measurements

The fair value of a financial instrument is the amount that would be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions. See Note 2 for a discussion of the accounting policies related to fair value measurements.

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

				Total	Total
	Fair Value Measurements Using			Fair	Carrying
(dollars in thousands)	Level 1	Level 2	Level 3	Value	Value

December 31, 2013

Assets
Cash and cash equivalents	$431,409	$—	$—	$431,409	$431,409
Investment securities	—	558,473	23,617	582,090	582,090
Net finance receivables, less allowance for finance receivable losses	—	—	13,774,701	13,774,701	13,424,988
Restricted cash	536,005	—	—	536,005	536,005
Other assets:
Commercial mortgage loans	—	—	94,681	94,681	102,200
Escrow advance receivable	—	—	23,527	23,527	23,527

Liabilities
Long-term debt	$—	$13,914,644	$—	$13,914,644	$12,769,036

December 31, 2012 - Revised

Assets
Cash and cash equivalents	$1,554,348	$—	$—	$1,554,348	$1,554,348
Investment securities	255	855,307	33,015	888,577	888,577
Net finance receivables, less allowance for finance receivable losses	—	—	11,727,877	11,727,877	11,627,339
Restricted cash	157,844	—	—	157,844	157,844
Other assets:
Commercial mortgage loans	—	—	99,933	99,933	110,398
Cross currency interest rate derivative	—	26,699	—	26,699	26,699
Escrow advance receivable	—	—	18,520	18,520	18,520

Liabilities
Long-term debt	$—	$13,067,253	$—	$13,067,253	$12,620,853

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

Notes to Consolidated Financial Statements, Continued

	Fair Value Measurements Using			Total Carried
(dollars in thousands)	Level 1	Level 2	Level 3	At Fair Value

December 31, 2013

Assets
Cash and cash equivalents in mutual funds	$216,310	$—	$—	$216,310
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	59,684	—	59,684
Obligations of states, municipalities, and political subdivisions	—	103,536	—	103,536
Corporate debt	—	239,141	12,604	251,745
RMBS	—	83,665	113	83,778
CMBS	—	10,974	2	10,976
CDO/ABS	—	9,397	800	10,197
Total	—	506,397	13,519	519,916
Preferred stock	—	7,805	—	7,805
Other long-term investments (a)	—	—	1,269	1,269
Total available-for-sale securities	—	514,202	14,788	528,990
Trading securities:
Bonds:
Corporate debt	—	1,837	—	1,837
RMBS	—	10,671	—	10,671
CMBS	—	29,897	—	29,897
CDO/ABS	—	1,866	7,383	9,249
Total trading securities	—	44,271	7,383	51,654
Total investment securities	—	558,473	22,171	580,644
Restricted cash in mutual funds	493,297	—	—	493,297
Total	$709,607	$558,473	$22,171	$1,290,251

December 31, 2012 - Revised

Assets
Cash and cash equivalents in mutual funds	$696,553	$—	$—	$696,553
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	53,205	—	53,205
Obligations of states, municipalities, and political subdivisions	—	155,470	—	155,470
Corporate debt	—	359,616	13,417	373,033
RMBS	—	170,385	74	170,459
CMBS	—	28,384	1,767	30,151
CDO/ABS	—	51,683	2,834	54,517
Total	—	818,743	18,092	836,835
Other long-term investments (a)	—	—	1,380	1,380
Common stocks (b)	255	—	—	255
Total available-for-sale securities	255	818,743	19,472	838,470
Trading securities:
Bonds:
Corporate debt	—	1,963	—	1,963
RMBS	—	13,584	—	13,584
CMBS	—	19,145	—	19,145
CDO/ABS	—	1,872	12,192	14,064
Total trading securities	—	36,564	12,192	48,756
Total investment securities	255	855,307	31,664	887,226
Restricted cash in mutual funds	97,554	—	—	97,554
Other assets - cross currency interest rate derivative	—	26,699	—	26,699
Total	$794,362	$882,006	$31,664	$1,708,032

(a)         Other long-term investments excludes our interest in a limited partnership of $0.6 million at December 31, 2013 and 2012 that we account for using the equity method.

Notes to Consolidated Financial Statements, Continued

(b)         Common stocks not carried at fair value totaled $0.9 million at December 31, 2013 and $0.7 million at December 31, 2012 and therefore have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during 2013.

The following table presents changes during 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

				Purchases,
		Net gains (losses) included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	*	Level 3	Level 3	period

Year Ended December 31, 2013

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,417	$(180)	$475	$(101)	$—	$(1,007)	$12,604
RMBS	74	(35)	74	—	—	—	113
CMBS	1,767	(5)	1	(1,761)	—	—	2
CDO/ABS	2,834	8	(9)	(2,033)	—	—	800
Total	18,092	(212)	541	(3,895)	—	(1,007)	13,519
Other long-term investments	1,380	2	(102)	(11)	—	—	1,269
Total available-for-sale securities	19,472	(210)	439	(3,906)	—	(1,007)	14,788
Trading securities:
Bonds:
CDO/ABS	12,192	53	—	(4,862)	—	—	7,383
Total	$31,664	$(157)	$439	$(8,768)	$—	$(1,007)	$22,171

*                 The detail of purchases, sales, issues, and settlements during 2013 is presented in the table below.

Notes to Consolidated Financial Statements, Continued

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis during 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Year Ended December 31, 2013

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$2,016	$(1,035)	$—	$(1,082)	$(101)
CMBS	—	(1,453)	—	(308)	(1,761)
CDO/ABS	—	(1,633)	—	(400)	(2,033)
Total	2,016	(4,121)	—	(1,790)	(3,895)
Other long-term investments	—	—	—	(11)	(11)
Total available-for-sale securities	2,016	(4,121)	—	(1,801)	(3,906)
Trading securities:
Bonds:
CDO/ABS	—	—	—	(4,862)	(4,862)
Total	$2,016	$(4,121)	$—	$(6,663)	$(8,768)

During 2013, we transferred a $1.0 million available-for-sale corporate debt security out of Level 3 primarily due to greater pricing transparency resulting in using vendor pricing for fair value measurement, whereas broker pricing had been previously used.

Notes to Consolidated Financial Statements, Continued

The following table presents changes during 2012 in Level 3 assets and liabilities measured at fair value on a recurring basis:

				Purchases,
		Net gains (losses) included in:		sales,
	Balance at		Other	issues,	Transfers	Transfers	Balance
	beginning	Other	comprehensive	settlements	into	out of	at end of
(dollars in thousands)	of period	revenues	income (loss)	(a)	Level 3 (b)	Level 3 (b)	period

Year Ended December 31, 2012 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$2,800	$(66)	$206	$(3,656)	$14,133	$—	$13,417
RMBS	602	(286)	(199)	(43)	—	—	74
CMBS	1,033	(49)	27	(858)	1,614	—	1,767
CDO/ABS	1,179	(6)	1	(615)	3,184	(909)	2,834
Total	5,614	(407)	35	(5,172)	18,931	(909)	18,092
Other long-term investments	4,127	(2,897)	1,447	(1,297)	—	—	1,380
Common stocks	3	(5)	2	—	—	—	—
Total available-for-sale securities	9,744	(3,309)	1,484	(6,469)	18,931	(909)	19,472
Trading securities:
Bonds:
RMBS	1,312	128	—	(136)	—	(1,304)	—
CMBS	6,911	326	—	(78)	—	(7,159)	—
CDO/ABS	7,737	1,459	—	(623)	3,619	—	12,192
Total trading securities	15,960	1,913	—	(837)	3,619	(8,463)	12,192
Total	$25,704	$(1,396)	$1,484	$(7,306)	$22,550	$(9,372)	$31,664

(a)         “Purchases, sales, issues, and settlements” column only consist of settlements. There were no purchases, sales, or issues of investment securities during 2012.

(b)         Transfers into Level 3 and transfers out of Level 3 were primarily the result of obtaining additional information regarding inputs used to price our investment portfolio.

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

Notes to Consolidated Financial Statements, Continued

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at December 31, 2013 and 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2013	December 31, 2012
Corporate debt	Discounted cash flows	Yield	2.68% – 8.48% (4.67%)	2.74% – 7.35% (4.45%)

Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A*	N/A*

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

Notes to Consolidated Financial Statements, Continued

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using				Impairment
(dollars in thousands)	Level 1	Level 2	Level 3	Total	Charges

At or for the Year Ended December 31, 2013

Assets
Real estate owned	$—	$—	$72,242	$72,242	$25,440
Commercial mortgage loans	—	—	11,935	11,935	(2,010)
Total	$—	$—	$84,177	$84,177	$23,430

At or for the Year Ended December 31, 2012

Assets
Real estate owned	$—	$—	$98,903	$98,903	$50,497
Commercial mortgage loans	—	—	19,037	19,037	2,424
Other intangible assets	—	—	—	—	4,580
Finance receivables held for sale	—	—	—	—	1,371
Total	$—	$—	$117,940	$117,940	$58,872

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value during 2013 and 2012 and recorded the writedowns in other revenues – other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Insurance segment to record their fair value during 2013 and 2012 and recorded the net impairments in investment revenues.

In accordance with the authoritative guidance for the accounting for the impairment of other intangible assets, we wrote off the following intangible assets and recognized the related impairment charges in other operating expenses:

•                  customer lists – $4.6 million write off in Other during the third quarter of 2012 as a result of the sale of our United Kingdom subsidiary’s finance receivables and mortgage brokerage business in August 2012; and

•                  loan origination/processing intellectual property – $25,000 write off in our Consumer segment during the fourth quarter of 2012 because there were no estimated future cash flows related to the loan processing documentation acquired from iLoan, LLC.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale reported in our Real Estate segment, we wrote down certain finance receivables held for sale to their fair value during 2012 and recorded the writedowns in other revenues – other.

Notes to Consolidated Financial Statements, Continued

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at December 31, 2013 and 2012 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2013	December 31, 2012

Real estate owned	Market approach	Third-party valuation	N/A*	N/A*

Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

Finance receivables held for sale	Market approach	Negotiated prices with prospective purchasers	N/A*	N/A*

Other intangible assets	Discounted cash flows	N/A*	N/A*	N/A*

*           Not applicable.

FAIR VALUE MEASUREMENTS – VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount reported in our consolidated balance sheets approximates fair value.

Investment Securities

We utilize third-party valuation service providers to measure the fair value of our investment securities, which are classified as available-for-sale or for trading and consist primarily of bonds. Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtain market price data from exchange or dealer markets.

We estimate the fair value of fixed maturity investment securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and a matrix pricing methodology, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity investment securities that are not traded in active markets or that are subject to transfer restrictions, we adjust the valuations to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Notes to Consolidated Financial Statements, Continued

We classify investment securities that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value as trading securities at fair value.

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, both non-impaired and purchased credit impaired, are determined using discounted cash flow methodologies. The application of these methodologies requires us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied is significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent weaknesses in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

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

Restricted Cash

The carrying amount reported in our consolidated balance sheets approximates fair value.

Commercial Mortgage Loans

We utilize third-party valuation service providers to estimate the fair value of commercial mortgage loans using projected cash flows discounted at an appropriate rate based upon market conditions.

Real Estate Owned

We initially based our estimate of the fair value on independent third-party valuations at the time we took title to real estate owned. Subsequent changes in fair value are based upon independent third-party valuations obtained periodically to estimate a price that would be received in a then current transaction to sell the asset.

Other Intangible Assets

Each of our net intangible assets was determined to have a finite useful life with the exception of the insurance licenses and certain domain names. For those net intangible assets with a finite useful life, we review such intangibles for impairment quarterly and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. For the insurance licenses, we first complete a qualitative assessment of the licenses to determine whether it is necessary to perform a quantitative impairment test. If the

Notes to Consolidated Financial Statements, Continued

qualitative assessment indicates that the licenses are more likely than not to have been impaired, we proceed with the fair value calculation of the licenses. The fair value of the licenses is determined in accordance with our fair value measurement policy. If the fair value of the licenses is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification of these licenses will be evaluated to determine whether such classification remains appropriate.

Derivatives

Our derivatives were not traded on an exchange. The valuation model used by our third-party valuation service provider to calculate fair value of our derivative instruments included a variety of observable inputs, including contractual terms, interest rate curves, foreign exchange rates, yield curves, credit curves, measure of volatility, and correlations of such inputs. Valuation adjustments could be made in the determination of fair value. These adjustments included amounts to reflect counterparty credit quality and liquidity risk, as well as credit and market valuation adjustments. The credit valuation adjustment adjusted the valuation of derivatives to account for nonperformance risk of our counterparty with respect to all net derivative assets positions. The credit valuation adjustment also accounted for our own credit risk in the fair value measurement of all net derivative liabilities’ positions, when appropriate. The market valuation adjustment adjusted the valuation of derivatives to reflect the fact that we were an “end-user” of derivative products. As such, the valuation was adjusted to take into account the bid-offer spread (the liquidity risk), as we were not a dealer of derivative products.

Escrow Advance Receivable

The carrying amount reported in our consolidated balance sheets approximates fair value.

Long-term Debt

We either receive fair value measurements of our long-term debt from market participants and pricing services or we estimate the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt and adjusted for foreign currency translations.

We record long-term debt issuances at fair value that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative.

26.  Pro Forma Information (Unaudited)

The following unaudited pro forma information presents the combined results of operations of SHI and from the acquisitions of finance receivables and the London, Kentucky loan servicing facility from HSBC (the “HSBC acquisitions”) as if the HSBC acquisitions had occurred on January 1, 2012. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the HSBC acquisitions been completed on January 1, 2012. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the HSBC acquisitions. The unaudited pro forma information assumes the full funding of the HSBC acquisitions including the issuance of the associated Class B Notes from our SpringCastle securitization as if they were issued as of January 1, 2012, the adjustment of historical finance charges for estimated impacts of accounting for credit impaired loans and the incorporation of accretion of pro forma purchase discount, and does not give effect to potential cost savings or other operating efficiencies that could result from the HSBC acquisitions.

Notes to Consolidated Financial Statements, Continued

The following table presents the unaudited pro forma financial information:

(dollars in thousands except earnings (loss) per share)
Years Ended December 31,	2013	2012

Interest income	$2,295,605	$2,518,844

Net income (loss) attributable to Springleaf Holdings, Inc.	$9,125	$(187,087)

Net income (loss) attributable to Springleaf Holdings, Inc. per weighted average share - basic and diluted	$0.09	$(1.87)

27.  Subsequent Events

SECURITIZATION

On March 26, 2014, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $559.3 million of notes backed by personal loans held by Springleaf Funding Trust 2014-A (the “2014-A Trust”), at a 2.62% weighted average yield. We sold the asset-backed notes for $559.2 million, after the price discount but before expenses and a $6.4 million interest reserve requirement. We initially retained $32.9 million of the 2014-A Trust’s subordinate asset-backed notes.

REPAYMENT OF 2013-BAC TRUST NOTES

On September 25, 2013, we completed a private securitization transaction in which Springleaf Funding Trust 2013-BAC (the “2013-BAC Trust”), a wholly owned special purpose vehicle of SFC, issued $500 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. On March 27, 2014, we repaid the entire $231.3 million outstanding principal balance of the notes, plus accrued and unpaid interest.

SALE OF 2009-1 RETAINED CERTIFICATES

On July 30, 2009, we completed a private securitization transaction in which a wholly owned special purpose vehicle sold $1.2 billion of certificates backed by real estate loans of the American General Mortgage Loan Trust 2009-1 (the “2009-1 Trust”). We initially retained $786.3 million of the 2009-1 Trust’s subordinate mortgage-backed certificates (the “2009-1 Retained Certificates”).

In February 2014, Third Street Funding LLC, an affiliate of SFC and the owner of the 2009-1 Retained Certificates, offered the Certificates for sale in a competitive auction. On March 6, 2014, Merrill Lynch, Pierce, Fenner and Smith Incorporated (“MLPFS”) was declared the winning bidder and we entered into an agreement to sell, subject to certain closing conditions, all of our interest in the 2009-1 Retained Certificates to MLPFS for a price of $738.0 million. Concurrently, New Residential Investment Corp. and MLPFS entered into an agreement pursuant to which New Residential Investment Corp. agreed to purchase approximately 75% of the 2009-1 Retained Certificates. New Residential Investment Corp. is managed by an affiliate of Fortress.

On March 31, 2014, we completed the sale of the 2009-1 Retained Certificates, some of which were sold through an unaffiliated initial purchaser pursuant to a separate certificate purchase agreement. The real estate loans included in this transaction had a carrying value of $780.7 million as of December 31, 2013 and are included within net finance receivables. We retained no interest in the certificates issued by, or the real estate loans included in, the 2009-1 Trust. This transaction reflects an acceleration of the

Notes to Consolidated Financial Statements, Continued

liquidation of our legacy real estate portfolio, which we plan to effect through continued runoff and opportunistic sales. While we continue to manage the runoff of the portfolio, we will continue to consider opportunistic sales of additional portions of the portfolio as market conditions allow.

SALE OF REAL ESTATE LOANS

On March 7, 2014, we entered into an agreement to sell, subject to certain closing conditions, performing and non-performing real estate loans totaling $70.2 million in carrying value included within net finance receivables as of December 31, 2013. We completed this transaction on March 31, 2014.

PREPAYMENT OF SECURED TERM LOAN

On March 31, 2014, SFFC prepaid, without penalty or premium, the entire $750.0 million outstanding principal balance of the secured term loan, plus accrued and unpaid interest. Effective upon the prepayment, all obligations of SFFC, SFC, and the Subsidiary Guarantors under the secured term loan (other than contingent reimbursement obligations and indemnity obligations) were terminated and all guarantees and security interests were released.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period. Based on their evaluation of the disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2013 due to the existence of a material weakness in our internal control over financial reporting described below. Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

Due to inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate.

Because this Annual Report on Form 10-K is the first such Annual Report required to be filed by us pursuant to Section 13(a) of the Exchange Act, we are not required to include herein a report of management's assessment regarding our internal control over financial reporting or an audit report of our independent registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly public companies. As a result, neither such report has been included herein. However, in assessing our disclosure controls and procedures as of December 31, 2013, we identified a material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the initial and subsequent accounting for certain complex non-routine transactions, most notably relating to the impact of the Fortress Acquisition and the SpringCastle Portfolio acquisition. Specifically, we did not have adequate resources with an appropriate level of accounting knowledge, experience and training commensurate with the complexity of such transactions. This deficiency resulted in audit adjustments and the revision of certain of our previously filed consolidated financial statements as further described in Note 24. Additionally, this control deficiency could result in a misstatement of the consolidated financial statements and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

We have developed a remediation plan for this material weakness, including enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over the initial and subsequent accounting for certain complex non-routine transactions. When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described above. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented under the caption “Executive Officers” in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

Information required by Item 10 for matters other than executive officers is incorporated by reference to the information presented under the captions “Board of Directors,” “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information presented under the captions “Committees of the Board of Directors,” “Executive Compensation,” and “Compensation Committee Report” in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information presented under the under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information presented under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors” in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information presented under the caption “Audit Function” in the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)                     (1) and (2)  The following consolidated financial statements of Springleaf Holdings, Inc. and subsidiaries are included in Item 8:

Schedule I—Condensed Financial Information of Registrant will be filed with the SEC within the required timeframe.

All other financial statement schedules have been omitted because they are inapplicable.

(3)                     Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 193 herein.

(b)       Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2014.

SPRINGLEAF HOLDINGS, INC.

By:	/s/ Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
(Senior Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2014.

/s/ Jay N. Levine	/s/ Douglas L. Jacobs
Jay N. Levine	Douglas L. Jacobs
(President, Chief Executive Officer, and	(Director)
Director - Principal Executive Officer)

/s/ Anahaita N. Kotval
/s/ Minchung (Macrina) Kgil	Anahaita N. Kotval
Minchung (Macrina) Kgil	(Director)
(Senior Vice President and Chief Financial
Officer — Principal Financial Officer)
/s/ Ronald M. Lott
Ronald M. Lott
/s/ William E. Kandel	(Director)
William E. Kandel
(Vice President and Assistant Secretary —
Principal Accounting Officer)

/s/ Wesley R. Edens
Wesley R. Edens
(Chairman of the Board and Director)

/s/ Roy A. Guthrie
Roy A. Guthrie
(Director)

Exhibit Index

Exhibit
Number

(3) a.	Restated Certificate of Incorporation of Springleaf Holdings, Inc. Incorporated by reference to Exhibit (3.1) to our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

b.	Amended and Restated Bylaws of Springleaf Holdings, Inc. Incorporated by reference to Exhibit (3.2) to our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(4) a.

The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2010 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

Indenture dated as of May 1, 1999 from Springleaf Finance Corporation (formerly American General Finance Corporation) to Wilmington Trust Company (successor trustee to Citibank, N.A.). Incorporated by reference to Exhibit (4)a.(1) to Springleaf Finance Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-06155).

b.

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain other instruments defining the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries have not been filed as exhibits to this Annual Report on Form 10-K because the total amount of securities authorized and outstanding under each instrument does not exceed 10% of the total assets of the Company on a consolidated basis. We hereby agree to furnish a copy of each instrument to the Securities and Exchange Commission upon request.

(10)

Form of Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc. (formerly known as Springleaf Holdings, LLC), filed October 1, 2013.

(10.1)*

Springleaf Finance, Inc. Excess Retirement Income Plan dated as of January 1, 2011. Incorporated by reference to Exhibit (10.1) to Springleaf Finance Corporation’s Current Report on Form 8-K dated December 3, 2010.

(10.2)*

Amendment to Springleaf Finance, Inc. Excess Retirement Income Plan effective as of December 19, 2012. Incorporated by reference to Exhibit (10.5) to Springleaf Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

(10.3)*

Employment Letter, dated October 1, 2012, for Minchung (Macrina) Kgil. Incorporated by reference to Exhibit (10.4) to Springleaf Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

(10.4)*

Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Jay Levine, dated as of September 30, 2013. Incorporated by reference to Exhibit (10.10) to Springleaf Finance Corporation’s Registration Statement on Form S-4 dated October 30, 2013.

Exhibit Number

(10.5)*	Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit (99.1) to the Registration Statement on Form S-8 of Springleaf Holdings, Inc., filed October 15, 2013.

(10.6)*

Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit (10.9) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

(10.7)*

Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit (10.10) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

(10.8)*

Form of Restricted Stock Unit Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit (10.16) to Amendment No. 4 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 11, 2013.

(10.9)

Stockholders Agreement between Springleaf Holdings, Inc. and Springleaf Financial Holdings, LLC. Incorporated by reference to Exhibit (10.5) to our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(10.10)

Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 8.250% Senior Notes due 2023. Incorporated by reference to Exhibit (10.1) to our Current Report on Form 8-K dated January 3, 2014.

(10.11)

Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 7.750% Senior Notes due 2021. Incorporated by reference to Exhibit (10.2) to our Current Report on Form 8-K dated January 3, 2014.

(10.12)

Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 6.00% Senior Notes due 2020. Incorporated by reference to Exhibit (10.3) to our Current Report on Form 8-K dated January 3, 2014.

(10.13)

Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s Senior Notes issued and outstanding on December 30, 2013 under the Indenture dated as of May 1, 1999, between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). Incorporated by reference to Exhibit (10.4) to our Current Report on Form 8-K dated January 3, 2014.

(10.14)

Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 60-year junior subordinated debenture. Incorporated by reference to Exhibit (10.5) to our Current Report on Form 8-K dated January 3, 2014.

Exhibit
Number

(10.15)

Trust Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s trust securities. Incorporated by reference to Exhibit (10.6) to our Current Report on Form 8-K dated January 3, 2014.

(12)	Computation of ratio of earnings to fixed charges

(21)	Subsidiaries of Springleaf Holdings, Inc.

(23.1)	Consent of PricewaterhouseCoopers LLP

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Holdings, Inc.

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of Springleaf Holdings, Inc.

(32)	Section 1350 Certifications

(101)**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*                 Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b).

**          As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.