Form 10-K/A
period 2013-12-31
Springleaf Holdings, Inc.
filed 2014-04-30
CIK 1584207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Explanatory Note

The purpose of this Amendment No. 1 to Springleaf Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-K”), is solely to furnish Schedule I in Item 15 of Part IV of the Form 10-K in accordance with Rule 12-04 of Regulation S-X.

No other changes have been made to the Form 10-K, other than updating the required certifications included as exhibits in Item 15 of this report. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedules

To the Board of Directors

and Shareholders of Springleaf Holdings, Inc.

Our audits of the consolidated financial statements of Springleaf Holdings, Inc. referred to in our report dated April 15, 2014 appearing in the 2013 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 30, 2014

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Schedule I — Condensed Financial Information of Registrant

SPRINGLEAF HOLDINGS, INC.

Condensed Balance Sheet

December 31,
(dollars in thousands)	2013

Assets

Cash and cash equivalents	$5,582
Investment in subsidiaries	1,308,332
Receivable from affiliate	231,457
Total assets	$1,545,371

Liabilities and Shareholders’ Equity

Payable to affiliate	$4,832
Deferred and accrued taxes	519
Total liabilities	5,351
Shareholders’ equity	1,540,020
Total liabilities and shareholders’ equity	$1,545,371

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF HOLDINGS, INC.

Condensed Statement of Operations

Period
August 9, 2013
Through
(dollars in thousands)	December 31, 2013

Interest income from affiliate	$1,457
Other expenses	40
Income before provision for income taxes	1,417
Provision for income taxes	519
Equity in underdistributed net income from subsidiaries	36,579
Net income	37,477
Other comprehensive income, net of tax	1,236
Comprehensive income	$38,713

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF HOLDINGS, INC.

Condensed Statement of Cash Flows

Period
August 9, 2013
Through
(dollars in thousands)	December 31, 2013

Net cash used for operating activities	$(39)

Cash flows from investing activities
Change in receivable from affiliate	(230,000)
Net cash used for investing activities	(230,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs paid	235,621
Net cash provided by financing activites	235,621

Net change in cash and cash equivalents	5,582
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$5,582

Supplemental non-cash financing activities
Change in payable to affiliate	$4,832

See Notes to Condensed Financial Statements.

Schedule I, Continued

SPRINGLEAF HOLDINGS, INC.

Notes to Condensed Financial Statements

1.  Organization and Purpose

Springleaf Holdings, LLC , a subsidiary of AGF Holding Inc, was incorporated on August 5, 2013. In connection with its formation, Springleaf Holdings, LLC issued 100 common interests to AGF Holding Inc., its sole member. Springleaf Holdings, LLC was formed solely to acquire, through a series of restructuring transactions, all of the common stock of Springleaf Finance, Inc. (“SFI”), an Indiana corporation. Springleaf Holdings, LLC did not engage in any significant activities from the date of inception of August 5, 2013 to October 9, 2013 other than those incidental to its formation including the issuance of common interests in the amount of $1,000 on August 9, 2013.

In connection with the initial public offering of common stock of Springleaf Holdings, Inc. (“SHI”), we executed a reorganization of Springleaf Holdings, LLC, the predecessor entity of SHI, into SHI, a newly formed Delaware corporation. The reorganization was completed on October 9, 2013. In connection with the reorganization, Springleaf Financial Holdings, LLC’s predecessor, AGF Holding Inc., contributed all of the common stock of SFI to Springleaf Holdings, LLC and, as a result, SFI became a wholly owned subsidiary of Springleaf Holdings, LLC. Following the contribution, Springleaf Holdings, LLC converted from a Delaware limited liability company into a Delaware corporation, named Springleaf Holdings, Inc., on October 9, 2013. Upon the conversion from a limited liability company to a corporation, the 100 common interests, previously held by Springleaf Financial Holdings, LLC (or its predecessor) converted into 100 shares of common stock. Additionally, SHI executed a 1,000,000-for-1 common stock split, resulting in 100,000,000 shares of common stock being issued and outstanding at October 9, 2013.

2.  Accounting Policies

SHI records its investments in subsidiaries at cost plus the equity in undistributed (overdistributed) net income from subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with SHI’s consolidated financial statements.

3.  Receivable from Affiliate

Receivable from affiliate reflects a receivable from Springleaf Finance, Inc. (“SFI”). The interest rate on the unpaid principal balance is the published JPMorgan Chase Manhattan Bank US prime lending rate. Interest income on the receivable from SFI during the period of August 9, 2013 through December 31, 2013 totaled $1.5 million.

4.  Payable to Affiliate

Payable to affiliate reflects offering costs incurred in conjunction with the initial public offering that were paid by an affiliate on behalf of SHI. No interest was charged for these transactions.

Notes to Condensed Financial Statements, Continued

5.  Subsidiary Debt Guarantee

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payment of principal of, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by Springleaf Finance Corporation (“SFC”). The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

SPRINGLEAF HOLDINGS, INC.

By:	/s/ Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
(Senior Vice President and Chief Financial Officer)

Exhibit Index

Exhibit
Number

(23.1)	Consent of PricewaterhouseCoopers LLP

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Holdings, Inc.

(31.2)	Rule 13a-14(a)/15d-14(a) Certifications of the Senior Vice President and Chief Financial Officer of Springleaf Holdings, Inc.

(32)	Section 1350 Certifications

(101)*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Schedule I — Condensed Financial Information of Registrant.

*                 As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.