Form 10-Q
period 2014-09-30
Springleaf Holdings, Inc.
filed 2014-11-14
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 14, 2014, there were 114,832,895 shares of the registrant’s common stock, $.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)	September 30, 2014	December 31, 2013

Assets

Cash and cash equivalents	$1,970,512	$431,409
Investment securities	1,723,381	582,090
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.8 billion in 2014 and $1.6 billion in 2013)	3,607,209	3,171,704
SpringCastle Portfolio (includes loans of consolidated VIEs of $2.1 billion in 2014 and $2.5 billion in 2013)	2,083,145	2,505,349
Real estate loans (includes loans of consolidated VIEs of $0 in 2014 and $5.7 billion in 2013)	655,299	7,982,349
Retail sales finance	56,900	98,911
Net finance receivables	6,402,553	13,758,313
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $67.8 million in 2014 and $153.7 million in 2013)	(163,636)	(333,325)
Net finance receivables, less allowance for finance receivable losses	6,238,917	13,424,988
Finance receivables held for sale	493,196	—
Restricted cash (includes restricted cash of consolidated VIEs of $295.7 million in 2014 and $522.8 million in 2013)	312,825	536,005
Other assets	523,987	428,194

Total assets	$11,262,818	$15,402,686

Liabilities and Shareholders’ Equity

Long-term debt (includes debt of consolidated VIEs of $3.1 billion in 2014 and $7.3 billion in 2013)	$7,858,037	$12,769,036
Insurance claims and policyholder liabilities	430,052	394,168
Deferred and accrued taxes	153,873	145,520
Other liabilities	310,738	207,334
Total liabilities	8,752,700	13,516,058
Commitments and contingent liabilities (Note 13)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 114,832,895 shares issued and outstanding at September 30, 2014 and December 31, 2013	1,148	1,148
Additional paid-in capital	528,177	524,087
Accumulated other comprehensive income	34,289	28,095
Retained earnings	1,538,153	986,690
Springleaf Holdings, Inc. shareholders’ equity	2,101,767	1,540,020
Non-controlling interests	408,351	346,608
Total shareholders’ equity	2,510,118	1,886,628

Total liabilities and shareholders’ equity	$11,262,818	$15,402,686

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands except earnings (loss) per share)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Interest income:
Finance charges	$435,445	$583,926	$1,513,590	$1,577,561
Finance receivables held for sale originated as held for investment	47,679	—	54,921	—
Total interest income	483,124	583,926	1,568,511	1,577,561

Interest expense	180,142	229,157	576,863	700,868

Net interest income	302,982	354,769	991,648	876,693

Provision for finance receivable losses	102,971	162,264	379,196	339,061

Net interest income after provision for finance receivable losses	200,011	192,505	612,452	537,632

Other revenues:
Insurance	44,010	38,277	125,116	107,144
Investment	11,251	6,532	31,334	27,254
Net loss on repurchases and repayments of debt	—	(33,572)	(6,615)	(33,809)
Net gain (loss) on fair value adjustments on debt	1,352	6,586	(15,033)	7,097
Net gain on sales of real estate loans and related trust assets	641,328	—	731,314	—
Other	(11,975)	1,603	(7,403)	6,986
Total other revenues	685,966	19,426	858,713	114,672

Other expenses:
Operating expenses:
Salaries and benefits	94,702	214,552	278,504	371,842
Other operating expenses	75,117	72,478	192,889	194,457
Insurance losses and loss adjustment expenses	20,141	16,550	57,173	47,650
Total other expenses	189,960	303,580	528,566	613,949

Income (loss) before provision for (benefit from) income taxes	696,017	(91,649)	942,599	38,355

Provision for (benefit from) income taxes	234,322	(30,698)	309,594	(1,998)

Net income (loss)	461,695	(60,951)	633,005	40,353

Net income attributable to non-controlling interests	34,945	31,643	81,542	86,383

Net income (loss) attributable to Springleaf Holdings, Inc.	$426,750	$(92,594)	$551,463	$(46,030)

Share Data:
Weighted average number of shares outstanding:
Basic	114,788,439	100,000,000	114,788,439	100,000,000
Diluted	115,316,314	100,000,000	115,212,398	100,000,000
Earnings (loss) per share:
Basic	$3.72	$(0.93)	$4.80	$(0.46)
Diluted	$3.70	$(0.93)	$4.79	$(0.46)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised

Net income (loss)	$461,695	$(60,951)	$633,005	$40,353

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities on which other-than-temporary impairments were taken	(8)	(17)	(357)	(135)
All other investment securities	(3,844)	(429)	15,498	(10,989)
Foreign currency translation adjustments	761	(2,056)	267	38

Income tax effect:
Net unrealized (gains) losses on:
Investment securities on which other-than-temporary impairments were taken	3	6	125	47
All other investment securities	1,346	149	(5,426)	3,844
Other comprehensive income (loss), net of tax, before reclassification adjustments	(1,742)	(2,347)	10,107	(7,195)

Reclassification adjustments included in net income (loss):
Net realized (gains) losses on investment securities	(2,750)	355	(6,019)	(2,253)
Cash flow hedges	—	—	—	(160)

Income tax effect:
Net realized gains (losses) on investment securities	962	(124)	2,106	789
Cash flow hedges	—	—	—	56
Reclassification adjustments included in net income (loss), net of tax	(1,788)	231	(3,913)	(1,568)
Other comprehensive income (loss), net of tax	(3,530)	(2,116)	6,194	(8,763)

Comprehensive income (loss)	458,165	(63,067)	639,199	31,590

Comprehensive income attributable to non-controlling interests	34,945	31,643	81,542	86,383

Comprehensive income (loss) attributable to Springleaf Holdings, Inc.	$423,220	$(94,710)	$557,657	$(54,793)

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	Springleaf Holdings, Inc. Shareholders’ Equity
(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2014	$1,148	$524,087	$28,095	$986,690	$1,540,020	$346,608	$1,886,628
Share-based compensation expense, net of forfeitures	—	4,090	—	—	4,090	—	4,090
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(19,799)	(19,799)
Change in net unrealized gains:
Investment securities	—	—	5,927	—	5,927	—	5,927
Foreign currency translation adjustments	—	—	267	—	267	—	267
Net income	—	—	—	551,463	551,463	81,542	633,005
Balance, September 30, 2014	$1,148	$528,177	$34,289	$1,538,153	$2,101,767	$408,351	$2,510,118

Balance, January 1, 2013 - Revised	$1,000	$147,459	$26,472	$1,005,991	$1,180,922	$—	$1,180,922
Share-based compensation expense, net of forfeitures	—	131,250	—	—	131,250	—	131,250
Change in non-controlling interests:
Contributions from joint venture partners	—	—	—	—	—	438,081	438,081
Distributions declared to joint venture partners	—	—	—	—	—	(204,516)	(204,516)
Change in net unrealized losses:
Investment securities	—	—	(8,697)	—	(8,697)	—	(8,697)
Cash flow hedges	—	—	(104)	—	(104)	—	(104)
Foreign currency translation adjustments	—	—	38	—	38	—	38
Net income (loss)	—	—	—	(46,030)	(46,030)	86,383	40,353
Balance, September 30, 2013 - Revised	$1,000	$278,709	$17,709	$959,961	$1,257,379	$319,948	$1,577,327

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
Nine Months Ended September 30,	2014	2013
		Revised
Cash flows from operating activities
Net income	$633,005	$40,353
Reconciling adjustments:
Provision for finance receivable losses	379,196	339,061
Depreciation and amortization	(43,342)	(39,138)
Deferred income tax charge (benefit)	14,970	(88,476)
Net loss (gain) on fair value adjustments on debt	15,033	(7,097)
Net gain on sales of real estate loans and related trust assets	(731,314)	—
Net charge-offs on finance receivables held for sale	10,713	—
Net loss on repurchases and repayments of debt	6,615	33,809
Share-based compensation expense, net of forfeitures	4,090	131,250
Other	852	(707)
Cash flows due to changes in:
Other assets and other liabilities	63,004	91,943
Insurance claims and policyholder liabilities	35,884	14,917
Taxes receivable and payable	(27,456)	(24,732)
Accrued interest and finance charges	(7,900)	(30,566)
Restricted cash not reinvested	(18,765)	33,885
Other, net	892	(828)
Net cash provided by operating activities	335,477	493,674

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(1,914,270)	(1,688,630)
Principal collections on finance receivables	2,294,057	2,386,086
Purchase of SpringCastle Portfolio	—	(2,963,547)
Sales and principal collections on finance receivables held for sale originated as held for investment	3,437,430	—
Available-for-sale investment securities purchased	(273,972)	(442,686)
Trading investment securities purchased	(1,085,187)	(6,295)
Available-for-sale investment securities called, sold, and matured	226,658	721,042
Trading investment securities called, sold, and matured	32,415	7,492
Change in restricted cash	24,502	(395,552)
Proceeds from sale of real estate owned	51,386	88,346
Other, net	(4,571)	(4,749)
Net cash provided by (used for) investing activities	2,788,448	(2,298,493)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	672,440	5,990,565
Repayment of long-term debt	(2,237,362)	(4,723,188)
Contributions from joint venture partners	—	438,081
Distributions to joint venture partners	(19,799)	(204,516)
Net cash provided by (used for) financing activities	(1,584,721)	1,500,942

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in thousands)
Nine Months Ended September 30,	2014	2013
		Revised

Effect of exchange rate changes	(101)	(835)

Net change in cash and cash equivalents	1,539,103	(304,712)
Cash and cash equivalents at beginning of period	431,409	1,554,348
Cash and cash equivalents at end of period	$1,970,512	$1,249,636

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$46,982	$70,004
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$6,901,755	$—
Unsettled investment security purchases and sales	$28,684	$—

See Notes to Condensed Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014

1. Business and Summary of Significant Accounting Policies

Springleaf Holdings, Inc. (“SHI” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation, primarily owned by Springleaf Financial Holdings, LLC (the “Initial Stockholder”).

On October 21, 2013, SHI completed the initial public offering of its common stock. At September 30, 2014, the Initial Stockholder owned approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”).

SHI is a financial services holding company whose principal subsidiary is Springleaf Finance, Inc. (“SFI”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”), a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“U.S. GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of SHI, its subsidiaries (all of which are wholly owned, except for certain indirect subsidiaries associated with a joint venture in which we own a 47% equity interest), and variable interest entities (“VIEs”) in which we hold a controlling financial interest as of the financial statement date.

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

SIGNIFICANT REAL ESTATE LOAN TRANSACTIONS

In the third quarter of 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans. The 2006-1 Securitization Assets Sale, the Securitization Assets Sale, the MSR Sale, and the September Whole Loan Sales are each defined below and are collectively referred to as the “Asset Sale.” The Asset Sale, along with the real estate transactions that were completed in the first half of 2014 (the “Prior Dispositions”) substantially complete the Company’s previously disclosed plan to liquidate its non-core real estate loans.

In conjunction with these real estate loan transactions, we have closed our servicing centers in Dallas, Texas, Rancho Cucamonga, California, and Wesley Chapel, Florida, and have eliminated certain staff positions in our Evansville, Indiana, location. In total, approximately 300 staff positions were eliminated. However, the total reduction in workforce was approximately 170 employees, as 130 employees have been transferred into other positions at Springleaf. We recorded restructuring costs of $4.3 million in the third quarter of 2014 due to the workforce reductions and the closings of the servicing facilities.

Our insurance subsidiaries have written certain insurance policies on properties collateralizing the loans that have been deconsolidated or disposed of as a result of these sales. As part of the disposition, the insurance policies associated with the sold loans have been or will be cancelled.

The “2006-1 Securitization Assets Sale”

On July 31, 2014, Second Street Funding LLC (“Second Street”), an indirect subsidiary of SHI, entered into an agreement to sell certain mortgage-backed notes and trust certificates issued by American General Mortgage Loan Trust 2006-1 to an unaffiliated third party, for a purchase price of $9.5 million subject to customary closing conditions. On August 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. Second Street completed this transaction on September 30, 2014, at which time, the real estate loans included in the transaction had a carrying value of $87.8 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the securitization trust holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “Securitization Assets Sale”

On August 6, 2014, SFC and Eighth Street Funding, LLC, Eleventh Street Funding, LLC, Twelfth Street Funding, LLC, Fourteenth Street Funding, LLC, Fifteenth Street Funding, LLC, Seventeenth Street Funding, LLC, and Nineteenth Street Funding, LLC (each a wholly owned subsidiary of SFC and collectively, the “Depositors”) entered into an agreement to sell, subject to certain closing conditions, certain notes and trust certificates (collectively, the “Securities”) backed by mortgage loans of the Springleaf Mortgage Loan Trust (“SMLT”) 2011-1, SMLT 2012-1, SMLT 2012-2, SMLT 2012-3, SMLT 2013-1, SMLT 2013-2, and SMLT 2013-3 (each, a “Trust”, and the issuance of the Securities by each Trust, a “Springleaf Transaction”) to Credit Suisse Securities (USA) LLC and its affiliates (“Credit Suisse”). The agreement also included the sale of the rights to receive any funds remaining in the reserve account established for each Springleaf Transaction, and certain related rights, representing substantially all of the Company’s remaining interests in the Trusts, to Credit Suisse.

On August 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. The Depositors completed this transaction on August 29, 2014, at which time, the real estate loans included in the transaction had a carrying value of $4.0 billion (after the basis adjustment for the related allowance for finance receivable losses). The purchase price for the Securitization Asset Sale was $1.6 billion. As a result of the sale, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “MSR Sale”

Additionally, in a separate transaction on August 6, 2014, SFC and its wholly owned subsidiary, MorEquity, Inc. (“MorEquity”) (collectively, the “Sellers”), entered into a Mortgage Servicing Rights Purchase and Sale Agreement, dated and effective as of August 1, 2014, with Nationstar Mortgage LLC (“Nationstar”), pursuant to which the Sellers agreed to sell to Nationstar all of their rights and responsibilities as servicer, primary servicer, and/or master servicer of the mortgage loans primarily underlying the Sellers’ securitizations completed in 2011, 2012 and 2013 (each a “Pool” and collectively, the “Pools”) with an aggregate unpaid principal balance (“UPB”) of approximately $5 billion. Additionally, Nationstar agreed to assume on and after the effective date, all of the Sellers’ rights and responsibilities as servicer, primary servicer and/or master servicer, as applicable, for each Pool arising and to be performed on and after the sale date, which include, among other things, the right to receive the related servicing fee on a monthly basis.

The purchase price for the MSR Sale was $38.8 million. Approximately 50% of the proceeds of the MSR Sale were received on August 29, 2014, the closing date, and 40% of the proceeds of the MSR Sale were received on October 23, 2014. The remaining 10% is subject to a holdback for resolution of missing documentation and other customary conditions, and is expected to be received no later than 120 days after the date of transfer of servicing upon resolution of those conditions. See Note 20 for further information on the subsequent payment received from Nationstar on October 23, 2014. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The servicing for each Pool was transferred on September 30, 2014. From the closing of the MSR Sale on August 29, 2014, until the servicing transfer on September 30, 2014, the Company continued to service certain loans on behalf of Nationstar under an interim servicing agreement.

The “September Whole Loan Sales”

On August 6, 2014, SFC and Credit Suisse agreed to the terms of sale of certain performing and non-performing mortgage loans by certain indirect subsidiaries of SHI (referred to herein as the “Probable Whole Loan Sales”). On August 1, 2014, the real estate loans included in the Probable Whole Loan Sales were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. We completed the sale of a portion of the Probable Whole Loan Sales on September 30, 2014 (the “September Whole Loan Sales”) at which time, the real estate loans included in the September Whole Loan Sales had a carrying value of $768.6 million (after the basis adjustment for the related allowance for finance receivable losses).

The aggregate purchase price of $795.1 million for the September Whole Loan Sales included a holdback provision of $120 million of which $40 million was subject to finalization of the terms and conditions of administering the holdback and the remainder was subject to our ability to cure certain documentation deficiencies within the 60 day period (subject to extension under certain circumstances) subsequent to the closing of the sale. See Note 20 for further information on the subsequent payments received from Credit Suisse on October 16 and November 7, 2014.

Prior Dispositions

The “Prior Dispositions” included the following transactions:

The “Sixth Street Disposition”. On May 23, 2014, Sixth Street Funding LLC (“Sixth Street”), a wholly owned subsidiary of SFC, agreed to sell and transfer its beneficial interests in the mortgage-backed retained certificates related to a securitization transaction completed in 2010 to Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) for a purchase price of $263.7 million. On June 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. Sixth Street completed this transaction on June 30, 2014, at which time, the real estate loans included in the transaction had a carrying value of $444.4 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the securitization trust holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “Third Street Disposition”. On March 6, 2014, Third Street Funding LLC (“Third Street”), a wholly owned subsidiary of SFC, agreed to sell and transfer its beneficial interests in the mortgage-backed retained certificates related to a securitization transaction completed in 2009 to MLPFS for a purchase price of $737.2 million. On March 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. Third Street completed this transaction on March 31, 2014, at which time, the real estate loans included in the transaction had a carrying value of $724.9 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the securitization trust holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “MorEquity Disposition”. On March 7, 2014, MorEquity entered into an agreement to sell, subject to certain closing conditions, certain performing and non-performing real estate loans for a purchase price of $79.0 million. On March 1, 2014, these loans were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. MorEquity completed this sale on March 31, 2014, at which time, the real estate loans included in the transaction had a carrying value of $89.9 million (after the basis adjustment for the related allowance for finance receivable losses).

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

Share-based Payments

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which clarifies that performance targets within share-based payment awards that can be met after the requisite service period should be considered performance conditions that affect vesting. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. We have evaluated this ASU and concluded that it is not applicable to the Company at this time.

Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern for each annual and interim reporting period, and disclose in its financial statements whether there is substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The new standard can also be early adopted. Upon adoption, we will perform the going concern assessment in accordance with the requirements of the new ASU.

ACCOUNTING POLICY ELECTIONS

We made certain policy elections with regard to the issuance of long-term debt related to a consumer loan securitization completed on March 26, 2014 (the “2014-A securitization”) and have updated our long-term debt policy previously disclosed in our 2013 Annual Report on Form 10-K to reflect these elections going forward. The updated long-term debt policy is presented below:

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

2. Finance Receivables

Our finance receivable types include personal loans, the SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans. At September 30, 2014, $1.7 billion of personal loans, or 48%, were secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 37%, were secured by consumer household goods or other items of personal property, and the remainder was unsecured.

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

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At September 30, 2014, $233.8 million of real estate loans, or 36%, were secured by first mortgages and $421.5 million, or 64%, were secured by second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products.

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

Components of net finance receivables by type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Gross receivables*	$4,209,056	$2,067,719	$652,839	$62,342	$6,991,956
Unearned finance charges and points and fees	(696,696)	—	(3,260)	(5,922)	(705,878)
Accrued finance charges	52,688	15,426	5,625	480	74,219
Deferred origination costs	42,161	—	95	—	42,256
Total	$3,607,209	$2,083,145	$655,299	$56,900	$6,402,553

December 31, 2013

Gross receivables*	$3,644,030	$2,484,719	$7,940,500	$108,457	$14,177,706
Unearned finance charges and points and fees	(560,104)	—	(1,115)	(10,444)	(571,663)
Accrued finance charges	48,179	20,630	42,690	898	112,397
Deferred origination costs	39,599	—	274	—	39,873
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

*	Gross receivables are defined as follows:

•
finance receivables purchased as a performing receivable — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its fair value;

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

Included in the table above are personal loans with a carrying value of $1.8 billion at September 30, 2014 and $1.6 billion at December 31, 2013 and SpringCastle Portfolio loans with a carrying value of $2.1 billion at September 30, 2014 and $2.5 billion at December 31, 2013 associated with securitizations that remain on our balance sheet. Also included in the table above are real estate loans with a carrying value of $5.7 billion at December 31, 2013 associated with mortgage securitizations that have been sold or transferred to finance receivables held for sale during the nine months ended September 30, 2014. See Note 1 for further information on these sales. The carrying value of consolidated long-term debt associated with securitizations totaled $3.1 billion at September 30, 2014 and $7.3 billion at December 31, 2013. See Note 8 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables with a carrying value of $1.0 billion at December 31, 2013, which were pledged as collateral for our secured term loan that we fully repaid in March 2014. See Note 7 for further discussion of the repayment of our secured term loan.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Personal loans	$1,462	$4,996
SpringCastle Portfolio	357,914	366,060
Real estate loans	30,437	32,338
Total	$389,813	$403,394

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

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.1 million of revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at September 30, 2014, compared to $0.4 million at December 31, 2013. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Net finance receivables:
60-89 days past due	$32,384	$33,379	$13,151	$770	$79,684
90-119 days past due	25,688	20,955	7,842	429	54,914
120-149 days past due	21,132	15,826	5,629	558	43,145
150-179 days past due	16,727	13,102	5,557	303	35,689
180 days or more past due	1,088	4,946	11,947	46	18,027
Total delinquent finance receivables	97,019	88,208	44,126	2,106	231,459
Current	3,456,829	1,932,945	588,796	53,522	6,032,092
30-59 days past due	53,361	61,992	22,377	1,272	139,002
Total	$3,607,209	$2,083,145	$655,299	$56,900	$6,402,553

December 31, 2013

Net finance receivables:
60-89 days past due	$28,504	$60,669	$97,567	$1,290	$188,030
90-119 days past due	22,804	47,689	68,190	1,017	139,700
120-149 days past due	18,780	33,671	55,222	757	108,430
150-179 days past due	14,689	26,828	45,158	740	87,415
180 days or more past due	938	3,579	356,766	173	361,456
Total delinquent finance receivables	85,715	172,436	622,903	3,977	885,031
Current	3,038,307	2,232,965	7,183,437	92,093	12,546,802
30-59 days past due	47,682	99,948	176,009	2,841	326,480
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables by type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Performing	$3,542,574	$2,028,316	$624,324	$55,564	$6,250,778
Nonperforming	64,635	54,829	30,975	1,336	151,775
Total	$3,607,209	$2,083,145	$655,299	$56,900	$6,402,553

December 31, 2013

Performing	$3,114,493	$2,393,582	$7,457,013	$96,224	$13,061,312
Nonperforming	57,211	111,767	525,336	2,687	697,001
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

As a result of the Fortress Acquisition, we applied push-down accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value on November 30, 2010.

In connection with the acquisition of the SpringCastle Portfolio (the “SCP Loans”), we recorded the acquired loans at their fair value of $748.9 million on April 1, 2013, the day of purchase, and determined at this date that these loans with contractually required principal and interest of $1.9 billion and expected undiscounted cash flows of $1.2 billion were credit impaired.

We include the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses. Prepayments reduce the outstanding balance, contractual cash flows, and cash flows expected to be collected.

We report finance receivables held for sale of $493.2 million at September 30, 2014, which consist of our non-core real estate loans. See Note 4 for further information on our finance receivables held for sale. At September 30, 2014, finance receivables held for sale include purchased credit impaired real estate loans, as well as troubled debt restructured (“TDR”) real estate loans. Therefore, we are presenting the financial information for the purchased credit impaired finance receivables and the TDR finance receivables by finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding these purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

September 30, 2014

Carrying amount, net of allowance (a)	$370,967	$191,725	$562,692
Outstanding balance (b)	$682,389	$300,128	$982,517
Allowance for purchased credit impaired finance receivable losses	$—	$4,513	$4,513

December 31, 2013

Carrying amount, net of allowance	$530,326	$1,257,047	$1,787,373
Outstanding balance	$851,211	$1,791,882	$2,643,093
Allowance for purchased credit impaired finance receivable losses	$—	$57,334	$57,334

(a)	The carrying amount of purchased credit impaired finance receivables at September 30, 2014 includes $165.5 million of purchased credit impaired finance receivables held for sale.

(b)	The outstanding balance of purchased credit impaired finance receivables at September 30, 2014 includes $246.1 million of purchased credit impaired finance receivables held for sale.

The allowance for purchased credit impaired finance receivable losses at September 30, 2014 and December 31, 2013, reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

At or for the Three Months Ended September 30, 2014

Balance at beginning of period	$267,251	$627,125	$894,376
Accretion (a)	(15,791)	(20,771)	(36,562)
Transfers due to finance receivables sold	—	(563,891)	(563,891)
Disposals of finance receivables (b)	(5,039)	(3,640)	(8,679)
Balance at end of period	$246,421	$38,823	$285,244

At or for the Three Months Ended September 30, 2013

Balance at beginning of period	$407,237	$849,153	$1,256,390
Accretion	(25,887)	(32,224)	(58,111)
Reclassifications from nonaccretable difference (c)	—	2,741	2,741
Disposals of finance receivables (b)	(19,078)	(8,471)	(27,549)
Balance at end of period	$362,272	$811,199	$1,173,471

At or for the Nine Months Ended September 30, 2014

Balance at beginning of period	$325,201	$771,491	$1,096,692
Accretion (a)	(53,514)	(76,326)	(129,840)
Reclassifications to nonaccretable difference (c)	(527)	—	(527)
Transfers due to finance receivables sold	—	(641,559)	(641,559)
Disposals of finance receivables (b)	(24,739)	(14,783)	(39,522)
Balance at end of period	$246,421	$38,823	$285,244

At or for the Nine Months Ended September 30, 2013

Balance at beginning of period	$—	$629,200	$629,200
Additions	437,604	—	437,604
Accretion	(54,190)	(97,616)	(151,806)
Reclassifications from nonaccretable difference (c)	—	304,575	304,575
Disposals of finance receivables (b)	(21,142)	(24,960)	(46,102)
Balance at end of period	$362,272	$811,199	$1,173,471

(a)
Accretion on our purchased credit impaired finance receivables for the three and nine months ended September 30, 2014 includes $11.2 million and $11.4 million, respectively, of accretion on purchased credit impaired finance receivables held for sale, which is reported as interest income on finance receivables held for sale originated as held for investment.

(b)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged-off during the period.

(c)	Reclassifications from (to) nonaccretable difference represent the increases (decreases) in accretion resulting from higher (lower) estimated undiscounted cash flows.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Real Estate Loans

September 30, 2014

TDR gross finance receivables (a) (b)	$334,141
TDR net finance receivables (c)	$335,512
Allowance for TDR finance receivable losses	$31,205

December 31, 2013

TDR gross finance receivables (a)	$1,375,230
TDR net finance receivables	$1,380,223
Allowance for TDR finance receivable losses	$176,455

(a)	As defined earlier in this Note.

(b)	TDR gross finance receivables at September 30, 2014 include $230.7 million of TDR finance receivables held for sale.

(c)	TDR net finance receivables at September 30, 2014 includes $231.6 million of TDR finance receivables held for sale.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Real Estate Loans

TDR average net receivables (a)	$799,353	$1,206,729	$1,194,193	$1,055,652
TDR finance charges recognized (b)	$10,071	$16,736	$44,896	$45,792

(a)
TDR average net receivables for the three and nine months ended September 30, 2014 include $411.1 million of TDR average net receivables held for sale, which reflect a two-month average since the real estate loans were transferred to finance receivables held for sale on August 1, 2014.

(b)	TDR finance charges recognized for the three and nine months ended September 30, 2014 include $3.1 million of interest income on TDR finance receivables held for sale.

The impact of the transfers of finance receivables held for investment to finance receivables held for sale and the subsequent sales of finance receivables held for sale during the first half of 2014 was immaterial since the loans were transferred and sold within the same months.

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Real Estate Loans

Number of TDR accounts (a)	405	1,621	2,301	5,773
Pre-modification TDR net finance receivables (b)	$28,665	$131,865	$211,088	$451,697
Post-modification TDR net finance receivables (b)	$29,348	$140,333	$200,154	$483,233

(a)	Number of new TDR accounts for the three and nine months ended September 30, 2014 includes 89 new TDR accounts that were held for sale.

(b)
TDR net finance receivables for the three and nine months ended September 30, 2014 include $6.0 million of pre-modification and $6.5 million of post-modification TDR net finance receivables held for sale.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Real Estate Loans

Number of TDR accounts (a)	54	370	488	797
TDR net finance receivables (a) (b)	$2,788	$25,848	$31,465	$59,809

(a)
Number and amount of TDR net finance receivables for the three and nine months ended September 30, 2014 that defaulted during the previous 12 month period include 30 TDR accounts that were held for sale totaling $1.8 million.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

3. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended September 30, 2014

Balance at beginning of period	$107,030	$710	$259,182	$1,350	$368,272
Provision for finance receivable losses (a)	57,990	28,330	15,982	669	102,971
Charge-offs	(47,625)	(31,533)	(13,159)	(1,199)	(93,516)
Recoveries	7,094	2,812	962	374	11,242
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	—	(225,333)	—	(225,333)
Balance at end of period	$124,489	$319	$37,634	$1,194	$163,636

Three Months Ended September 30, 2013 - Revised

Balance at beginning of period	$60,250	$—	$180,565	$920	$241,735
Provision for finance receivable losses (a)	39,747	60,662	60,012	1,843	162,264
Charge-offs	(32,528)	(61,470)	(33,384)	(2,032)	(129,414)
Recoveries	2,136	2,210	1,326	294	5,966
Balance at end of period	$69,605	$1,402	$208,519	$1,025	$280,551

Nine Months Ended September 30, 2014

Balance at beginning of period	$94,880	$1,056	$235,549	$1,840	$333,325
Provision for finance receivable losses (a)	151,445	121,680	103,408	2,663	379,196
Charge-offs	(139,450)	(133,044)	(67,099)	(4,310)	(343,903)
Recoveries (c)	17,614	10,627	5,788	1,001	35,030
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (b)	—	—	(240,012)	—	(240,012)
Balance at end of period	$124,489	$319	$37,634	$1,194	$163,636

Nine Months Ended September 30, 2013 - Revised

Balance at beginning of period	$66,580	$—	$113,813	$2,260	$182,653
Provision for finance receivable losses (a)	64,344	78,459	200,492	(4,234)	339,061
Charge-offs (d)	(106,162)	(79,267)	(121,398)	(7,338)	(314,165)
Recoveries (e)	44,843	2,210	15,612	10,337	73,002
Balance at end of period	$69,605	$1,402	$208,519	$1,025	$280,551

(a)	Components of provision for finance receivable losses on our real estate loans were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Real estate loans

Provision for finance receivable losses
Non-credit impaired finance receivables	$6,246	$17,946	$32,266	$63,037
Purchased credit impaired finance receivables	3,009	21,191	28,785	60,708
TDR finance receivables	6,727	20,875	42,357	76,747
Total	$15,982	$60,012	$103,408	$200,492

(b)
During the three and nine months ended September 30, 2014, we reduced the carrying value of certain real estate loans to $5.4 billion and $6.7 billion, respectively, as a result of the transfers of these loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(c)
Recoveries during the nine months ended September 30, 2014 included $2.2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks.

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

(e)
Recoveries during the nine months ended September 30, 2013 included $39.6 million ($23.8 million of personal loan recoveries, $9.9 million of real estate loan recoveries, and $5.9 million of retail sales finance recoveries) resulting from a sale of previously charged-off finance receivables in June 2013, net of a $1.6 million adjustment for the subsequent buyback of certain finance receivables.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $67.8 million at September 30, 2014 and $153.7 million at December 31, 2013. See Note 8 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Charged-off against provision for finance receivable losses:
SCP Loans	$7,837	$31,544	$39,368	$48,717
FA Loans gross charge-offs*	$2,017	$10,074	$14,944	$31,737

*
Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$124,489	$319	$1,916	$1,194	$127,918
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	4,513	—	4,513
Individually evaluated for impairment (TDR finance receivables)	—	—	31,205	—	31,205
Total	$124,489	$319	$37,634	$1,194	$163,636

Finance receivables:
Collectively evaluated for impairment	$3,607,209	$1,712,178	$520,712	$56,900	$5,896,999
Purchased credit impaired finance receivables	—	370,967	30,697	—	401,664
TDR finance receivables	—	—	103,890	—	103,890
Total	$3,607,209	$2,083,145	$655,299	$56,900	$6,402,553

December 31, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$94,880	$1,056	$1,760	$1,840	$99,536
Purchased credit impaired finance receivables	—	—	57,334	—	57,334
TDR finance receivables	—	—	176,455	—	176,455
Total	$94,880	$1,056	$235,549	$1,840	$333,325

Finance receivables:
Collectively evaluated for impairment	$3,171,704	$1,975,023	$5,287,745	$98,911	$10,533,383
Purchased credit impaired finance receivables	—	530,326	1,314,381	—	1,844,707
TDR finance receivables	—	—	1,380,223	—	1,380,223
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

4. Finance Receivables Held for Sale

We report finance receivables held for sale of $493.2 million at September 30, 2014, which are carried at lower of cost or fair value. We used the aggregate basis to determine the lower of cost or fair value of the finance receivables held for sale since the underlying real estate loans were presented to the buyers on a portfolio basis. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our interim consolidated statements of operations, which totaled $47.7 million and $54.9 million for the three and nine months ended September 30, 2014, respectively.

On August 1, 2014, we transferred real estate loans with a carrying value of $5.4 billion (after the basis adjustment for the related allowance for finance receivable losses) from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On August 29, 2014, we sold finance receivables held for sale with a carrying value of $4.0 billion and related trust assets and recorded a net gain at the time of sale of $604.9 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. The net gain on this sale included proceeds of $38.8 million from the related MSR Sale. On September 30, 2014, we sold finance receivables held for sale with a carrying value of $856.4 million and related trust assets and recorded a net gain at the time of sale of $36.5 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

On June 1, 2014, we transferred real estate loans with a carrying value of $451.2 million (after the basis adjustment for the related allowance for finance receivable losses) from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On June 30, 2014, we sold finance receivables held for sale with a carrying value of $444.4 million and related trust assets and recorded a net gain at the time of sale of $34.8 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

On March 1, 2014, we transferred real estate loans with a carrying value of $825.2 million (after the basis adjustment for the related allowance for finance receivable losses) from finance receivables held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On March 31, 2014, we sold finance receivables held for sale with a carrying value of $814.8 million and related trust assets and recorded a net gain at the time of sale of $55.2 million primarily resulting from the reversal of the remaining unaccreted push-down accounting basis for these finance receivables, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition.

See Note 1 for further information on these sales. We did not have any transfer activity between finance receivables held for investment to finance receivables held for sale during the first nine months of 2013.

LOAN REPURCHASES

We repurchased four loans for $0.6 million during the three months ended September 30, 2014 and nine loans for $1.5 million during the nine months ended September 30, 2014. We repurchased two loans for $0.3 million during the three months ended September 30, 2013 and 19 loans for $2.8 million during the nine months ended September 30, 2013. In each period, we repurchased the loans that were previously sold to HSBC because these loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At September 30, 2014, there were no unresolved recourse requests.

During the third quarter of 2014, we established a reserve for sales recourse obligations of $9.9 million related to the sales of real estate loans with a total carrying value of $6.1 billion during the first nine months of 2014. As of September 30, 2014, we had no repurchase activity or recourse losses associated with these sales. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

The activity in our reserve for sales recourse obligations associated with the real estate loan sales during the first nine months of 2014 and the loans that were previously sold to HSBC were as follows:

(dollars in thousands)	At or for the Three Months Ended September 30, 2014	At or for the Three Months Ended September 30, 2013	At or for the Nine Months Ended September 30, 2014	At or for the Nine Months Ended September 30, 2013

Balance at beginning of period	$4,724	$4,766	$4,702	$4,863
Provision for recourse obligations	8,543	—	8,706	322
Recourse losses	(70)	(42)	(211)	(461)
Balance at end of period	$13,197	$4,724	$13,197	$4,724

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2014

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$55,427	$930	$(159)	$56,198
Obligations of states, municipalities, and political subdivisions	115,916	2,618	(82)	118,452
Corporate debt	258,172	11,466	(1,200)	268,438
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	77,845	2,379	(42)	80,182
Commercial mortgage-backed securities (“CMBS”)	23,231	83	(149)	23,165
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	21,582	34	(51)	21,565
Total	552,173	17,510	(1,683)	568,000
Preferred stock	7,163	84	(204)	7,043
Other long-term investments*	1,306	131	(7)	1,430
Common stocks	850	—	—	850
Total	$561,492	$17,725	$(1,894)	$577,323

December 31, 2013

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$59,800	$565	$(681)	$59,684
Obligations of states, municipalities, and political subdivisions	101,913	1,703	(80)	103,536
Corporate debt	247,793	6,143	(2,191)	251,745
Mortgage-backed, asset-backed, and collateralized:
RMBS	82,406	1,931	(559)	83,778
CMBS	10,931	77	(32)	10,976
CDO/ABS	10,200	23	(26)	10,197
Total	513,043	10,442	(3,569)	519,916
Preferred stock	7,844	—	(39)	7,805
Other long-term investments*	1,394	—	(125)	1,269
Common stocks	850	—	—	850
Total	$523,131	$10,442	$(3,733)	$529,840

*	Excludes interest in a limited partnership that we account for using the equity method ($0.5 million at September 30, 2014 and $0.6 million at December 31, 2013).

As of September 30, 2014 and December 31, 2013, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on investment securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2014

Bonds:
U.S. government and government sponsored entities	$17,827	$(53)	$13,468	$(106)	$31,295	$(159)
Obligations of states, municipalities, and political subdivisions	17,917	(54)	1,053	(28)	18,970	(82)
Corporate debt	34,154	(358)	15,356	(842)	49,510	(1,200)
RMBS	12,310	(19)	2,635	(23)	14,945	(42)
CMBS	18,605	(149)	166	—	18,771	(149)
CDO/ABS	7,440	(51)	223	—	7,663	(51)
Total	108,253	(684)	32,901	(999)	141,154	(1,683)
Preferred stock	6,019	(204)	—	—	6,019	(204)
Other long-term investments	—	—	104	(7)	104	(7)
Total	$114,272	$(888)	$33,005	$(1,006)	$147,277	$(1,894)

December 31, 2013

Bonds:
U.S. government and government sponsored entities	$45,264	$(681)	$—	$—	$45,264	$(681)
Obligations of states, municipalities, and political subdivisions	14,756	(80)	—	—	14,756	(80)
Corporate debt	71,312	(1,539)	11,772	(652)	83,084	(2,191)
RMBS	18,322	(559)	—	—	18,322	(559)
CMBS	5,517	(32)	—	—	5,517	(32)
CDO/ABS	5,123	(26)	—	—	5,123	(26)
Total	160,294	(2,917)	11,772	(652)	172,066	(3,569)
Preferred stock	7,805	(39)	—	—	7,805	(39)
Other long-term investments	1,269	(125)	—	—	1,269	(125)
Total	$169,368	$(3,081)	$11,772	$(652)	$181,140	$(3,733)

We continue to monitor unrealized loss positions for potential impairments. During the nine months ended September 30, 2014, we did not recognize any other-than-temporary impairment credit loss write-downs to investment revenues. During the nine months ended September 30, 2013, we recognized other-than-temporary impairment credit loss write-downs to investment revenues on RMBS totaling $26 thousand.

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in thousands)	At or for the Three Months Ended September 30, 2014	At or for the Three Months Ended September 30, 2013	At or for the Nine Months Ended September 30, 2014	At or for the Nine Months Ended September 30, 2013

Balance at beginning of period	$1,318	$1,523	$1,523	$1,650
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	—	—	—	26
Reductions:
Realized due to dispositions with no prior intention to sell	—	—	(205)	(153)
Balance at end of period	$1,318	$1,523	$1,318	$1,523

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains (losses) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised

Fair value	$107,327	$51,241	$214,811	$491,188

Realized gains	$4,619	$174	$7,217	$3,203
Realized losses	(71)	(270)	(343)	(665)
Net realized gains (losses)	$4,548	$(96)	$6,874	$2,538

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2014 were as follows:

	Fair	Amortized
(dollars in thousands)	Value	Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$29,862	$29,267
Due after 1 year through 5 years	182,638	178,633
Due after 5 years through 10 years	94,638	93,428
Due after 10 years	135,950	128,187
Mortgage-backed, asset-backed, and collateralized securities	124,912	122,658
Total	$568,000	$552,173

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

TRADING SECURITIES

The fair value of trading securities by type was as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Fixed maturity trading securities:
Bonds:
U.S. government and government sponsored entities	$136,681	$—
Obligations of states, municipalities, and political subdivisions	88,407	—
Corporate debt	449,104	1,837
Mortgage-backed, asset-backed, and collateralized:
RMBS	65,103	10,671
CMBS	107,937	29,897
CDO/ABS	298,342	9,249
Total	$1,145,574	$51,654

The net unrealized and realized gains (losses) on our trading securities were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised

Net unrealized losses on trading securities held at period end	$(2,044)	$(224)	$(1,128)	$(433)
Net realized gains on trading securities sold or redeemed	246	63	273	174
Total	$(1,798)	$(161)	$(855)	$(259)

6. Transactions with Affiliates of Fortress or AIG

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar subservices the real estate loans of certain indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Subservicing fees	$1,221	$2,132	$4,922	$6,556
Refinancing concessions	$—	$—	$—	$265

As a result of the recent sales of our real estate loans, some of which were serviced by Nationstar, and the MSR Sale our exposure to these affiliated services is reduced.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2013, respectively.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our indirect wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $43.9 million at September 30, 2014 and $45.6 million at December 31, 2013.

JOINT VENTURE

Certain subsidiaries of New Residential Investment Corp. (“NRZ”), own a 30% equity interest in the joint venture established in conjunction with the purchase of the SpringCastle Portfolio on April 1, 2013. NRZ is managed by an affiliate of Fortress.

THIRD STREET DISPOSITION

As discussed in Note 1, on March 6, 2014, we entered into an agreement to sell, subject to certain closing conditions, all of our interest in the mortgage-backed retained certificates related to a securitization transaction completed in 2009 to MLPFS for a price of $737.2 million. Concurrently, NRZ and MLPFS entered into an agreement pursuant to which NRZ agreed to purchase approximately 75% of these retained certificates. NRZ is managed by an affiliate of Fortress. See Note 1 for further information on this sale.

MSR SALE

As discussed in Note 1, on August 6, 2014, SFC and MorEquity entered into an agreement, dated and effective August 1, 2014, to sell the servicing rights of the mortgage loans primarily underlying the mortgage securitizations completed during 2011 through 2013 to Nationstar for a purchase price of $38.8 million. Approximately 50% of the proceeds of the MSR Sale were received on August 29, 2014, the closing date, and 40% were received on October 23, 2014. See Note 1 and Note 20 for further information on the MSR Sale. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

7. Long-term Debt

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at September 30, 2014 were as follows:

(dollars in thousands)	Retail Notes	Medium Term Notes	Securitizations	Junior Subordinated Debt	Total

Interest rates (a)	6.00%-7.50%	5.40%-8.25%	1.76%-5.00%	6.00%

Fourth quarter 2014	$335,486	$—	$—	$—	$335,486
First quarter 2015	16,575	—	—	—	16,575
Second quarter 2015	7,092	—	—	—	7,092
Third quarter 2015	23,544	—	—	—	23,544
Remainder of 2015	—	750,000	—	—	750,000
2016	—	375,000	—	—	375,000
2017	—	2,360,837	—	—	2,360,837
2018	—	—	—	—	—
2019-2067	—	1,250,000	—	350,000	1,600,000
Securitizations (b)	—	—	3,055,588	—	3,055,588
Total principal maturities	$382,697	$4,735,837	$3,055,588	$350,000	$8,524,122

Total carrying amount (c)	$379,585	$4,253,867	$3,052,972	$171,613	$7,858,037

(a)	The interest rates shown are the range of contractual rates in effect at September 30, 2014.

(b)	Securitizations are not included in above maturities by period due to their variable monthly repayments. See Note 8 for further information on our long-term debt associated with securitizations.

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

GUARANTY AGREEMENTS

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2014, approximately $5.1 billion aggregate principal amount of senior notes, including $3.9 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350.0 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

8. Variable Interest Entities

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for securitization transactions. Since these transactions involve securitization trusts required to be consolidated, the securitized assets and related liabilities are included in our condensed consolidated financial statements and are accounted for as secured borrowings. As a result of the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt.

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

The remaining asset-backed securities issued by the securitization trusts are supported by the expected cash flows from the underlying securitized finance receivables. Cash inflows from these finance receivables are distributed to investors and service providers in accordance with each transaction’s contractual priority of payments (“waterfall”) and, as such, most of these inflows must be directed first to service and repay each trust’s senior notes or certificates held principally by third-party investors. After these senior obligations are extinguished, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in each trust. We retain interests in these securitization transactions, including senior and subordinated securities issued by the VIEs and residual interests. We retain credit risk in the securitizations because our retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default.

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Assets
Finance receivables:
Personal loans	$1,841,139	$1,572,070
SpringCastle Portfolio	$2,083,145	$2,505,349
Real estate loans	$—	$5,694,176
Allowance for finance receivable losses	$67,800	$153,657
Restricted cash	$295,693	$522,752

Liabilities
Long-term debt	$3,052,972	$7,288,535

2014 Consumer Loan Securitizations

Whitford Brook 2014-VFN1 Securitization. On June 26, 2014, we established a private securitization facility in which Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down to the required minimum balance of $100 million and then redrawn. Following the three-year funding period, the principal amount of the notes will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2018, unless an option to prepay is elected between July 2017 and July 2018. At September 30, 2014, the required minimum balance of $100 million was drawn under the notes.

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

Sales of Previously Retained Notes

As discussed in Note 1, the Company’s remaining beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions were sold in four separate transactions on March 31, June 30, August 29, and September 30, 2014. As a result of these sales, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

During the nine months ended September 30, 2013, we sold the following previously retained mortgage-backed and asset-backed notes:

(dollars in thousands)	Principal Amount of Previously Retained Notes Issued	Carrying Amount of Additional Debt Recorded

Mortgage Securitizations
SLFMT 2012-2	$20,000	$20,675
SLFMT 2012-3	$7,500	$7,753
SLFMT 2013-2	$157,517	$148,559

Consumer Securitizations
SLFMT 2013-B	$114,000	$111,578

SpringCastle Securitizations
SCFT 2013-1	$372,000	$357,120

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

On June 13, 2014, we amended the note purchase agreement with Midbrook 2013-VFN1 Trust to extend the one-year funding period to a two-year funding period. Following the two-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2019. The maximum principal balance of variable funding notes that can be issued remained at $300 million. No amounts have been funded.

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

VIE Interest Expense

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and nine months ended September 30, 2014 totaled $50.8 million and $180.3 million, respectively, compared to $64.0 million and $153.4 million for the three and nine months ended September 30, 2013, respectively.

DECONSOLIDATED VIES

As a result of the sales of the mortgage-backed retained certificates during the first nine months of 2014, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt. The total carrying value of these real estate loans as of the sale dates was $5.2 billion. We have certain representations and warranties associated with these sales that may expose us to future losses. During the third quarter of 2014, we established a reserve for sales recourse obligations of $6.7 million related to these sales. As of September 30, 2014, we had no repurchase activity associated with these sales. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

9. Derivative Financial Instruments

Our principal borrowing subsidiary is SFC. During the three and nine months ended September 30, 2014, SFC did not have any derivative activity.

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

For the three and nine months ended September 30, 2013, we recognized $1.0 million of net gains and $3.4 million of net losses, respectively, on SFC’s non-designated hedging instruments in other revenues — other.

Derivative adjustments included in other revenues — other consisted of the following:

(dollars in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Mark to market gains (losses)	$6,260	$(8,244)
Net interest income	1,701	9,161
Credit valuation adjustment gains	11	50
Other	(292)	(292)
Total	$7,680	$675

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

10. Earnings Per Share

The computation of earnings per share was as follows:

(dollars in thousands except earnings (loss) per share)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Numerator (basic and diluted):
Net income (loss) attributable to Springleaf Holdings, Inc.	$426,750	$(92,594)	$551,463	$(46,030)
Denominator:
Weighted average number of shares outstanding (basic)	$114,788,439	$100,000,000	$114,788,439	$100,000,000
Effect of dilutive securities	527,875	—	423,959	—
Weighted average number of shares outstanding (diluted)	$115,316,314	$100,000,000	$115,212,398	$100,000,000
Earnings (loss) per share:
Basic	$3.72	$(0.93)	$4.80	$(0.46)
Diluted	$3.70	$(0.93)	$4.79	$(0.46)

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding unvested restricted stock units (“RSUs”) and awards.

11. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income were as follows:

(dollars in thousands)	Unrealized Gains (Losses) Investment Securities	Unrealized Gains (Losses) Cash Flow Hedges	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2014

Balance at beginning of period	$14,580	$—	$20,153	$3,086	$37,819
Other comprehensive income (loss) before reclassifications	(2,503)	—	—	761	(1,742)
Reclassification adjustments from accumulated other comprehensive income	(1,788)	—	—	—	(1,788)
Balance at end of period	$10,289	$—	$20,153	$3,847	$34,289

Three Months Ended September 30, 2013 - Revised

Balance at beginning of period	$5,484	$—	$8,120	$6,221	$19,825
Other comprehensive loss before reclassifications	(291)	—	—	(2,056)	(2,347)
Reclassification adjustments from accumulated other comprehensive income	231	—	—	—	231
Balance at end of period	$5,424	$—	$8,120	$4,165	$17,709

Nine Months Ended September 30, 2014

Balance at beginning of period	$4,362	$—	$20,153	$3,580	$28,095
Other comprehensive income before reclassifications	9,840	—	—	267	10,107
Reclassification adjustments from accumulated other comprehensive income	(3,913)	—	—	—	(3,913)
Balance at end of period	$10,289	$—	$20,153	$3,847	$34,289

Nine Months Ended September 30, 2013 - Revised

Balance at beginning of period	$14,121	$104	$8,120	$4,127	$26,472
Other comprehensive income (loss) before reclassifications	(7,233)	—	—	38	(7,195)
Reclassification adjustments from accumulated other comprehensive income	(1,464)	(104)	—	—	(1,568)
Balance at end of period	$5,424	$—	$8,120	$4,165	$17,709

Reclassification adjustments from accumulated other comprehensive income to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
		Revised		Revised
Unrealized gains (losses) on investment securities:
Reclassification from accumulated other comprehensive income to investment revenues, before taxes	$2,750	$(355)	$6,019	$2,253
Income tax effect	(962)	124	(2,106)	(789)
Reclassification from accumulated other comprehensive income to investment revenues, net of taxes	1,788	(231)	3,913	1,464

Unrealized gains on cash flow hedges:
Reclassification from accumulated other comprehensive income to interest expense, before taxes	—	—	—	160
Income tax effect	—	—	—	(56)
Reclassification from accumulated other comprehensive income to interest expense, net of taxes	—	—	—	104
Total	$1,788	$(231)	$3,913	$1,568

12. Income Taxes

At September 30, 2014, we had a net deferred tax liability of $146.4 million, compared to $128.3 million at December 31, 2013. The increase in the net deferred tax liability was primarily due to the sales of the mortgage securitizations during the first nine months of 2014. We have a valuation allowance on our gross state deferred tax assets, net of a deferred federal tax benefit of $24.9 million, at September 30, 2014 compared to $23.8 million at December 31, 2013. We also had a valuation allowance against our United Kingdom and Puerto Rico operations of $22.2 million at September 30, 2014 and $21.4 million at December 31, 2013. The impact to our uncertain tax positions was immaterial.

The effective tax rate for the nine months ended September 30, 2014 was 32.8% compared to (5.2)% for the same period in 2013. The effective tax rate for the nine months ended September 30, 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, which decreased the effective tax rate by 3.6%, partially offset by the effect of our state income taxes, which increased the effective tax rate by 1.4%. The effective tax rate for the nine months ended September 30, 2013 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture.

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

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $22.1 million at September 30, 2014 and $33.5 million at December 31, 2013.

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

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Pension

Components of net periodic benefit cost:
Interest cost	$3,805	$3,589	$11,441	$10,769
Expected return on assets	(4,107)	(3,874)	(12,326)	(11,622)
Amortization of net loss	2	12	4	35
Net periodic benefit cost	$(300)	$(273)	$(881)	$(818)

Postretirement

Components of net periodic benefit cost:
Service cost	$20	$81	$64	$242
Interest cost	21	64	73	193
Amortization of net gain	(81)	—	(215)	—
Net periodic benefit cost	$(40)	$145	$(78)	$435

15. Share-Based Compensation

Total share-based compensation expense, net of forfeitures, for all stock-based awards during the three and nine months ended September 30, 2014 was $0.5 million and $4.1 million, respectively, compared to $131.3 million during the three and nine months ended September 30, 2013.

16. Segment Information

Our segments coincide with how our businesses are managed. At September 30, 2014, our four segments include: Consumer, Insurance, Acquisitions and Servicing, and Real Estate. The Acquisitions and Servicing segment was added effective April 1, 2013, as a result of our co-investment in the SpringCastle Portfolio.

Management considers Consumer, Insurance, and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.”

Our segments are managed as follows:

Core Consumer Operations

•
Consumer — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized internet lending. Branch operations primarily conduct business in 26 states, which are our core operating states. Our Centralized Internet Group (“CIG”) processes and underwrites loan applications that we receive through an internet portal. If the applicant is located near an existing branch (“in footprint”), CIG makes the credit decision regarding the application and then refers the customer to a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), CIG originates the loan.

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

Non-Core Portfolio

•
Real Estate — We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices or previously acquired or originated through centralized distribution channels are either serviced by: (i) MorEquity, an indirect wholly owned subsidiary, all of which are subserviced by Nationstar or (ii) our centralized servicing operation. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Effective June 1, 2014, we also report (on a prospective basis) certain real estate loans with equity capacity in Other. These short equity loans, which have liquidated down to an immaterial level, were previously included in our Core Consumer Operations. At June 1, 2014, the transfer date, the carrying value of these loans totaled $16.3 million.

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

The “Push-down Accounting Adjustments” column in the following tables primarily consists of:

•	the accretion or amortization of the valuation adjustments on the applicable revalued assets and liabilities;

•	the difference in finance charges on our purchased credit impaired finance receivables compared to the finance charges on these finance receivables on a historical accounting basis;

•	the elimination of accretion or amortization of historical based discounts, premiums, and other deferred costs on our finance receivables and long-term debt;

•	the difference in provision for finance receivable losses required based upon the differences in historical accounting basis and push-down accounting basis of the finance receivables;

•	the acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt that we repurchase or repay;

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

(dollars in thousands)	Consumer	Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

Three Months Ended September 30, 2014

Interest income:
Finance charges	$236,190	$—	$130,981	$53,568	$3,850	$—	$10,856	$435,445
Finance receivables held for sale originated as held for investment	—	—	—	41,468	—	—	6,211	47,679
Total interest income	236,190	—	130,981	95,036	3,850	—	17,067	483,124
Interest expense	40,466	—	17,685	83,795	1,837	—	36,359	180,142
Net interest income	195,724	—	113,296	11,241	2,013	—	(19,292)	302,982
Provision for finance receivable losses	56,087	—	28,332	37,192	1,290	—	(19,930)	102,971
Net interest income (loss) after provision for finance receivable losses	139,637	—	84,964	(25,951)	723	—	638	200,011
Other revenues:
Insurance	—	43,997	—	—	14	—	(1)	44,010
Investment	—	13,723	—	(954)	45	—	(1,563)	11,251
Intersegment - insurance commissions	19,540	(19,759)	—	220	(1)	—	—	—
Portfolio servicing fees from SpringCastle	—	—	16,006	—	—	(16,006)	—	—
Net gain (loss) on fair value adjustments on debt	—	—	1,522	—	—	—	(170)	1,352
Net gain on sales of real estate loans and related trust assets *	—	—	—	279,889	—	—	361,439	641,328
Other	618	2,428	264	(2,593)	8	—	(12,700)	(11,975)
Total other revenues	20,158	40,389	17,792	276,562	66	(16,006)	347,005	685,966
Other expenses:
Operating expenses:
Salaries and benefits	64,015	4,791	6,837	17,186	1,915	—	(42)	94,702
Other operating expenses	44,554	3,758	5,493	18,984	1,365	—	963	75,117
Portfolio servicing fees to Springleaf	—	—	16,006	—	—	(16,006)	—	—
Insurance losses and loss adjustment expenses	—	20,451	—	—	—	—	(310)	20,141
Total other expenses	108,569	29,000	28,336	36,170	3,280	(16,006)	611	189,960

Income (loss) before provision for (benefit from) income taxes	51,226	11,389	74,420	214,441	(2,491)	—	347,032	696,017

Income before provision for income taxes attributable to non-controlling interests	—	—	34,945	—	—	—	—	34,945

Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Holdings, Inc.	$51,226	$11,389	$39,475	$214,441	$(2,491)	$—	$347,032	$661,072

*
For purposes of our segment reporting presentation, we have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sale of these loans.

(dollars in thousands)	Consumer	Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

Three Months Ended September 30, 2013 - Revised

Interest income	$188,601	$—	$162,918	$170,772	$10,000	$—	$51,635	$583,926
Interest expense	38,241	—	22,418	131,699	3,323	—	33,476	229,157
Net interest income	150,360	—	140,500	39,073	6,677	—	18,159	354,769
Provision for finance receivable losses	38,174	—	60,662	52,645	2,361	—	8,422	162,264
Net interest income (loss) after provision for finance receivable losses	112,186	—	79,838	(13,572)	4,316	—	9,737	192,505
Other revenues:
Insurance	—	38,266	—	—	18	—	(7)	38,277
Investment	—	8,314	—	—	(1)	—	(1,781)	6,532
Intersegment - insurance commissions	15,131	(15,142)	—	36	(25)	—	—	—
Portfolio servicing fees from SpringCastle	—	—	9,565	—	—	(9,565)	—	—
Net loss on repurchases and repayments of debt	(2,890)	—	—	(15,818)	(706)	—	(14,158)	(33,572)
Net gain (loss) on fair value adjustments on debt	—	—	6,619	12,217	—	—	(12,250)	6,586
Other	910	2,426	279	(2,047)	—	—	35	1,603
Total other revenues	13,151	33,864	16,463	(5,612)	(714)	(9,565)	(28,161)	19,426
Other expenses:
Operating expenses:
Salaries and benefits	62,318	4,481	4,006	7,551	136,249	—	(53)	214,552
Other operating expenses	30,421	3,115	21,488	14,313	2,038	—	1,103	72,478
Portfolio servicing fees to Springleaf	—	—	9,565	—	—	(9,565)	—	—
Insurance losses and loss adjustment expenses	—	16,849	—	—	—	—	(299)	16,550
Total other expenses	92,739	24,445	35,059	21,864	138,287	(9,565)	751	303,580

Income (loss) before provision for (benefit from) income taxes	32,598	9,419	61,242	(41,048)	(134,685)	—	(19,175)	(91,649)

Income before provision for income taxes attributable to non-controlling interests	—	—	31,643	—	—	—	—	31,643

Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Holdings, Inc.	$32,598	$9,419	$29,599	$(41,048)	$(134,685)	$—	$(19,175)	$(123,292)

(dollars in thousands)	Consumer	Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

At or for the Nine Months Ended September 30, 2014

Interest income:
Finance charges	$666,281	$—	$413,952	$338,121	$13,265	$—	$81,971	$1,513,590
Finance receivables held for sale originated as held for investment	—	—	—	48,598	—	—	6,323	54,921
Total interest income	666,281	—	413,952	386,719	13,265	—	88,294	1,568,511
Interest expense	122,097	—	57,986	291,084	5,810	—	99,886	576,863
Net interest income	544,184	—	355,966	95,635	7,455	—	(11,592)	991,648
Provision for finance receivable losses	149,238	—	121,681	118,992	6,557	—	(17,272)	379,196
Net interest income (loss) after provision for finance receivable losses	394,946	—	234,285	(23,357)	898	—	5,680	612,452
Other revenues:
Insurance	—	125,075	—	—	46	—	(5)	125,116
Investment	—	35,652	—	(954)	69	—	(3,433)	31,334
Intersegment - insurance commissions	51,504	(51,936)	—	442	(10)	—	—	—
Portfolio servicing fees from SpringCastle	—	—	51,274	—	—	(51,274)	—	—
Net gain (loss) on repurchases and repayments of debt	(1,429)	—	—	(10,023)	(47)	—	4,884	(6,615)
Net gain (loss) on fair value adjustments on debt	—	—	(14,810)	8,298	—	—	(8,521)	(15,033)
Net gain on sales of real estate loans and related trust assets *	—	—	—	194,894	—	—	536,420	731,314
Other	1,742	6,103	856	(4,022)	618	—	(12,700)	(7,403)
Total other revenues	51,817	114,894	37,320	188,635	676	(51,274)	516,645	858,713
Other expenses:
Operating expenses:
Salaries and benefits	195,778	14,501	24,612	34,559	9,183	—	(129)	278,504
Other operating expenses	112,668	10,745	17,763	43,616	5,190	—	2,907	192,889
Portfolio servicing fees to Springleaf	—	—	51,274	—	—	(51,274)	—	—
Insurance losses and loss adjustment expenses	—	57,923	—	—	—	—	(750)	57,173
Total other expenses	308,446	83,169	93,649	78,175	14,373	(51,274)	2,028	528,566

Income (loss) before provision for (benefit from) income taxes	138,317	31,725	177,956	87,103	(12,799)	—	520,297	942,599

Income before provision for income taxes attributable to non-controlling interests	—	—	81,542	—	—	—	—	81,542

Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Holdings, Inc.	$138,317	$31,725	$96,414	$87,103	$(12,799)	$—	$520,297	$861,057

Assets	$3,651,365	$1,060,074	$2,261,704	$3,656,616	$624,921	$—	$8,138	$11,262,818

*
For purposes of our segment reporting presentation, we have combined the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

(dollars in thousands)	Consumer	Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

At or for the Nine Months Ended September 30, 2013 - Revised

Interest income	$519,688	$—	$331,288	$535,280	$37,631	$—	$153,674	$1,577,561
Interest expense	111,110	—	47,009	427,608	12,164	—	102,977	700,868
Net interest income	408,578	—	284,279	107,672	25,467	—	50,697	876,693
Provision for finance receivable losses	52,188	—	78,459	188,737	(3,385)	—	23,062	339,061
Net interest income (loss) after provision for finance receivable losses	356,390	—	205,820	(81,065)	28,852	—	27,635	537,632
Other revenues:
Insurance	—	107,114	—	—	58	—	(28)	107,144
Investment	—	31,792	—	—	1,396	—	(5,934)	27,254
Intersegment - insurance commissions	43,341	(43,347)	—	94	(88)	—	—	—
Portfolio servicing fees from SpringCastle	—	—	11,945	—	—	(11,945)	—	—
Net gain (loss) on repurchases and repayments of debt	(4,390)	—	—	(35,418)	(977)	—	6,976	(33,809)
Net gain (loss) on fair value adjustments on debt	—	—	6,619	45,428	—	—	(44,950)	7,097
Other	1,698	6,797	360	(1,645)	(90)	—	(134)	6,986
Total other revenues	40,649	102,356	18,924	8,459	299	(11,945)	(44,070)	114,672
Other expenses:
Operating expenses:
Salaries and benefits	184,077	11,424	6,417	20,648	149,436	—	(160)	371,842
Other operating expenses	87,609	7,993	43,624	42,281	9,532	—	3,418	194,457
Portfolio servicing fees to Springleaf	—	—	11,945	—	—	(11,945)	—	—
Insurance losses and loss adjustment expenses	—	48,373	—	—	—	—	(723)	47,650
Total other expenses	271,686	67,790	61,986	62,929	158,968	(11,945)	2,535	613,949

Income (loss) before provision for (benefit from) income taxes	125,353	34,566	162,758	(135,535)	(129,817)	—	(18,970)	38,355

Income before provision for income taxes attributable to non-controlling interests	—	—	86,383	—	—	—	—	86,383

Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Holdings, Inc.	$125,353	$34,566	$76,375	$(135,535)	$(129,817)	$—	$(18,970)	$(48,028)

Assets	$3,035,759	$913,440	$2,855,486	$8,901,567	$1,486,783	$—	$(675,537)	$16,517,498

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

In addition to the revisions previously discussed, during the fourth quarter of 2013 we identified presentation errors in the classification of certain line items within our consolidated statement of cash flows and revised the appropriate line items in our 2013 Annual Report on Form 10-K and in this report. These errors related to the following:

•
the income tax effect on the changes in accumulated other comprehensive income related to net unrealized gains and losses on investment securities and cash flow hedges were incorrectly included in “Change in other assets and other liabilities” instead of “Change in taxes receivable and payable” within the same operating activities section;

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

	Three Months Ended September 30, 2013 (Unaudited)				Nine Months Ended September 30, 2013 (Unaudited)
(dollars in thousands except earnings (loss) per share)	As Reported	Out-of-Period	Adjustments	As Revised	As Reported	Out-of-Period	Adjustments	As Revised

Interest income	$585,300	$—	$(1,374)	$583,926	$1,578,935	$—	$(1,374)	$1,577,561
Interest expense	228,439	—	718	229,157	697,365	—	3,503	700,868
Net interest income	356,861	—	(2,092)	354,769	881,570	—	(4,877)	876,693
Provision for finance receivable losses	158,785	4,424	(945)	162,264	341,723	(853)	(1,809)	339,061
Net interest income after provision for finance receivable losses	198,076	(4,424)	(1,147)	192,505	539,847	853	(3,068)	537,632
Other revenues:
Insurance	38,277	—	—	38,277	107,144	—	—	107,144
Investment	6,756	—	(224)	6,532	27,687	—	(433)	27,254
Net loss on repurchases and repayments of debt	(34,503)	—	931	(33,572)	(34,558)	—	749	(33,809)
Net gain on fair value adjustments on debt	—	—	6,586	6,586	—	—	7,097	7,097
Other	1,603	—	—	1,603	6,986	—	—	6,986
Total other revenues	12,133	—	7,293	19,426	107,259	—	7,413	114,672
Other expenses:
Operating expenses:
Salaries and benefits	214,552	—	—	214,552	371,842	—	—	371,842
Other operating expenses	69,595	—	2,883	72,478	191,574	—	2,883	194,457
Insurance losses and loss adjustment expenses	16,550	—	—	16,550	47,650	—	—	47,650
Total other expenses	300,697	—	2,883	303,580	611,066	—	2,883	613,949
Income (loss) before benefit from income taxes	(90,488)	(4,424)	3,263	(91,649)	36,040	853	1,462	38,355
Benefit from income taxes	(29,606)	(1,636)	544	(30,698)	(1,898)	315	(415)	(1,998)
Net income (loss)	(60,882)	(2,788)	2,719	(60,951)	37,938	538	1,877	40,353
Net income attributable to non-controlling interests	29,851	—	1,792	31,643	83,800	—	2,583	86,383
Net loss attributable to Springleaf Holdings, Inc.	$(90,733)	$(2,788)	$927	$(92,594)	$(45,862)	$538	$(706)	$(46,030)

Share Data:
Weighted average number of shares outstanding:
Basic and diluted	100,000,000			100,000,000	100,000,000			100,000,000
Earnings (loss) per share:
Basic and diluted	$(0.91)			$(0.93)	$(0.46)			$(0.46)

Revised Condensed Consolidated Statement of Comprehensive Loss (Unaudited)

The following table presents the amounts previously reported in our condensed consolidated statement of comprehensive income and the corresponding revised amounts.

	Three Months Ended September 30, 2013 (Unaudited)		Nine Months Ended September 30, 2013 (Unaudited)
(dollars in thousands)	As Reported	As Revised	As Reported	As Revised

Net income (loss)	$(60,882)	$(60,951)	$37,938	$40,353
Other comprehensive loss:
Net unrealized losses on:
Investment securities on which other-than-temporary impairments were taken	(17)	(17)	(135)	(135)
All other investment securities	(331)	(429)	(10,989)	(10,989)
Foreign currency translation adjustments	(2,056)	(2,056)	38	38
Income tax effect:
Net unrealized losses on:
Investment securities on which other-than-temporary impairments were taken	6	6	47	47
All other investment securities	116	149	3,846	3,844
Other comprehensive loss, net of tax, before reclassification adjustments	(2,282)	(2,347)	(7,193)	(7,195)
Reclassification adjustments included in net income (loss):
Net realized (gains) losses on investment securities	33	355	(2,686)	(2,253)
Cash flow hedges	—	—	(160)	(160)
Income tax effect:
Net realized gains (losses) on investment securities	(12)	(124)	940	789
Cash flow hedges	—	—	56	56
Reclassification adjustments included in net income (loss), net of tax	21	231	(1,850)	(1,568)
Other comprehensive loss, net of tax	(2,261)	(2,116)	(9,043)	(8,763)
Comprehensive income (loss)	(63,143)	(63,067)	28,895	31,590
Comprehensive income attributable to non-controlling interests	29,851	31,643	83,799	86,383
Comprehensive loss attributable to Springleaf Holdings, Inc.	$(92,994)	$(94,710)	$(54,904)	$(54,793)

Revised Condensed Consolidated Statement of Cash Flows (Unaudited)

The following table presents the amounts previously reported in our condensed consolidated statement of cash flows and the corresponding revised amounts and includes additional corrections to the classification of certain line items within our condensed consolidated statement of cash flows.

	Nine Months Ended September 30, 2013 (Unaudited)
(dollars in thousands)	As Reported	As Revised

Cash flows from operating activities
Net income	$37,938	$40,353
Reconciling adjustments:
Provision for finance receivable losses	341,723	339,061
Depreciation and amortization	(40,181)	(39,138)
Deferral of finance receivable origination costs	(42,317)	—
Deferred income tax benefit	(88,668)	(88,476)
Net gain on fair value adjustments of debt	—	(7,097)
Net loss on repurchases and repayments of debt	17,075	33,809
Share-based compensation expense, net of forfeitures	131,250	131,250
Other	(1,140)	(707)
Cash flows due to changes in:
Other assets and other liabilities	50,431	91,943
Insurance claims and policyholder liabilities	14,917	14,917
Taxes receivable and payable	(29,177)	(24,732)
Accrued interest and finance charges	1,941	(30,566)
Restricted cash not reinvested	33,885	33,885
Other, net	(824)	(828)
Net cash provided by operating activities	426,853	493,674

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(1,596,394)	(1,688,630)
Principal collections on finance receivables	2,299,827	2,386,086
Purchase of SpringCastle Portfolio	(2,963,547)	(2,963,547)
Available-for-sale investment securities purchased	(448,981)	(442,686)
Trading investment securities purchased	—	(6,295)
Available-for-sale investment securities called, sold, and matured	728,534	721,042
Trading investment securities called, sold, and matured	—	7,492
Change in restricted cash	(306,847)	(395,552)
Proceeds from sale of real estate owned	88,346	88,346
Other, net	(4,748)	(4,749)
Net cash used for investing activities	(2,203,810)	(2,298,493)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	6,008,369	5,990,565
Repayment of long-term debt	(4,768,854)	(4,723,188)
Contributions from joint venture partners	438,081	438,081
Distributions to joint venture partners	(204,516)	(204,516)
Net cash provided by financing activities	1,473,080	1,500,942

Effect of exchange rate changes	(835)	(835)

Net change in cash and cash equivalents	(304,712)	(304,712)
Cash and cash equivalents at beginning of period	1,554,348	1,554,348
Cash and cash equivalents at end of period	$1,249,636	$1,249,636

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in thousands)	Level 1	Level 2	Level 3

September 30, 2014

Assets
Cash and cash equivalents	$1,970,512	$—	$—	$1,970,512	$1,970,512
Investment securities	—	1,709,631	13,750	1,723,381	1,723,381
Net finance receivables, less allowance for finance receivable losses	—	—	6,757,907	6,757,907	6,238,917
Finance receivables held for sale	—	—	498,872	498,872	493,196
Restricted cash	312,825	—	—	312,825	312,825
Other assets:
Commercial mortgage loans	—	—	80,991	80,991	87,553
Escrow advance receivable	—	—	7,728	7,728	7,728

Liabilities
Long-term debt	$—	$8,812,305	$—	$8,812,305	$7,858,037

December 31, 2013

Assets
Cash and cash equivalents	$431,409	$—	$—	$431,409	$431,409
Investment securities	—	558,473	23,617	582,090	582,090
Net finance receivables, less allowance for finance receivable losses	—	—	13,774,701	13,774,701	13,424,988
Restricted cash	536,005	—	—	536,005	536,005
Other assets:
Commercial mortgage loans	—	—	94,681	94,681	102,200
Escrow advance receivable	—	—	23,527	23,527	23,527

Liabilities
Long-term debt	$—	$13,914,644	$—	$13,914,644	$12,769,036

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3

September 30, 2014

Assets
Cash equivalents in mutual funds	$622,012	$—	$—	$622,012
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	56,198	—	56,198
Obligations of states, municipalities, and political subdivisions	—	118,452	—	118,452
Corporate debt	—	264,313	4,125	268,438
RMBS	—	80,127	55	80,182
CMBS	—	23,150	15	23,165
CDO/ABS	—	21,565	—	21,565
Total	—	563,805	4,195	568,000
Preferred stock	—	7,043	—	7,043
Other long-term investments (a)	—	—	1,430	1,430
Total available-for-sale securities (b)	—	570,848	5,625	576,473
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	136,681	—	136,681
Obligations of states, municipalities, and political subdivisions	—	88,407	—	88,407
Corporate debt	—	449,104	—	449,104
RMBS	—	64,742	361	65,103
CMBS	—	107,937	—	107,937
CDO/ABS	—	291,912	6,430	298,342
Total trading securities	—	1,138,783	6,791	1,145,574
Total investment securities	—	1,709,631	12,416	1,722,047
Restricted cash in mutual funds	290,495	—	—	290,495
Total	$912,507	$1,709,631	$12,416	$2,634,554

Liabilities
Long-term debt	$—	$317,266	$—	$317,266

December 31, 2013

Assets
Cash equivalents in mutual funds	$216,310	$—	$—	$216,310
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	59,684	—	59,684
Obligations of states, municipalities, and political subdivisions	—	103,536	—	103,536
Corporate debt	—	239,141	12,604	251,745
RMBS	—	83,665	113	83,778
CMBS	—	10,974	2	10,976
CDO/ABS	—	9,397	800	10,197
Total	—	506,397	13,519	519,916
Preferred stock	—	7,805	—	7,805
Other long-term investments (a)	—	—	1,269	1,269
Total available-for-sale securities (b)	—	514,202	14,788	528,990
Trading securities:
Bonds:
Corporate debt	—	1,837	—	1,837
RMBS	—	10,671	—	10,671
CMBS	—	29,897	—	29,897
CDO/ABS	—	1,866	7,383	9,249
Total trading securities	—	44,271	7,383	51,654
Total investment securities	—	558,473	22,171	580,644
Restricted cash in mutual funds	493,297	—	—	493,297
Total	$709,607	$558,473	$22,171	$1,290,251

Liabilities
Long-term debt	$—	$363,677	$—	$363,677

(a)	Other long-term investments excludes our interest in a limited partnership of $0.5 million at September 30, 2014 and $0.6 million at December 31, 2013 that we account for using the equity method.

(b)	Common stocks not carried at fair value totaled $0.9 million at September 30, 2014 and December 31, 2013 and therefore have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014.

The following table presents changes for the three months ended September 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements(a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in thousands)

Three Months Ended September 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4,160	$(27)	$(8)	$—	$—	$—	$4,125
RMBS	65	(4)	(6)	—	—	—	55
CMBS	20	—	(5)	—	—	—	15
Total	4,245	(31)	(19)	—	—	—	4,195
Other long-term investments	1,254	—	176	—	—	—	1,430
Total available-for-sale securities	5,499	(31)	157	—	—	—	5,625
Trading securities:
Bonds:
RMBS	—	—	—	—	361	—	361
CDO/ABS	6,612	(24)	—	(23)	—	(135)	6,430
Total trading securities	6,612	(24)	—	(23)	361	(135)	6,791
Total	$12,111	$(55)	$157	$(23)	$361	$(135)	$12,416

(a)	“Purchases, sales, issues, and settlements” column consists only of settlements. There were no purchases, sales, or issues of investment securities for the three months ended September 30, 2014.

(b)	During the three months ended September 30, 2014, we transferred $0.4 million of RMBS securities into Level 3 primarily related to the re-evaluated observability of pricing inputs.

(c)	During the three months ended September 30, 2014, we transferred CDO/ABS securities totaling $0.1 million out of Level 3 primarily related to the re-evaluated observability of pricing inputs.

The following table presents changes for the three months ended September 30, 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements*	Transfers into Level 3	Transfers out of Level 3	Balance at end of period
	Balance at beginning of period
(dollars in thousands)		Other revenues	Other comprehensive income (loss)

Three Months Ended September 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,114	$(58)	$18	$2,016	$—	$—	$15,090
RMBS	218	—	(133)	—	—	—	85
CMBS	2	—	—	—	—	—	2
CDO/ABS	800	—	—	—	—	—	800
Total	14,134	(58)	(115)	2,016	—	—	15,977
Other long-term investments	1,478	—	(103)	—			1,375
Total available-for-sale securities	15,612	(58)	(218)	2,016	—	—	17,352
Trading securities:
Bonds:
CDO/ABS	7,663	49	(4)	(75)	—	—	7,633
Total	$23,275	$(9)	$(222)	$1,941	$—	$—	$24,985

*	The detail of purchases, sales, issues, and settlements for the three months ended September 30, 2013 is presented in the table below.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Three Months Ended September 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$2,016	$—	$—	$—	$2,016
Trading securities:
Bonds:
CDO/ABS	—	—	—	(75)	(75)
Total	$2,016	$—	$—	$(75)	$1,941

The following table presents changes for the nine months ended September 30, 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements(a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period

(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Nine Months Ended September 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$12,604	$177	$(263)	$(8,393)	$—	$—	$4,125
RMBS	113	(14)	(44)	—	—	—	55
CMBS	2	—	13	—	—	—	15
CDO/ABS	800	—	3	—	—	(803)	—
Total	13,519	163	(291)	(8,393)	—	(803)	4,195
Other long-term investments	1,269	—	251	(90)	—	—	1,430
Total available-for-sale securities	14,788	163	(40)	(8,483)	—	(803)	5,625
Trading securities:
Bonds:
RMBS	—	4	—	(88)	1,602	(1,157)	361
CDO/ABS	7,383	5	—	(20)	—	(938)	6,430
Total trading securities	7,383	9	—	(108)	1,602	(2,095)	6,791
Total	$22,171	$172	$(40)	$(8,591)	$1,602	$(2,898)	$12,416

(a)	The detail of purchases, sales, issues, and settlements for the nine months ended September 30, 2014 is presented in the table below.

(b)	During the nine months ended September 30, 2014, we transferred $1.6 million of RMBS securities into Level 3 primarily related to the re-evaluated observability of pricing inputs.

(c)	During the nine months ended September 30, 2014, we transferred RMBS and CDO/ABS securities totaling $2.9 million out of Level 3 primarily related to the re-evaluated observability of pricing inputs.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Nine Months Ended September 30, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$—	$—	$—	$(8,393)	$(8,393)
Other long-term investments	—	—	—	(90)	(90)
Total available-for-sale securities	—	—	—	(8,483)	(8,483)
Trading securities:
Bonds:
RMBS	—	—	—	(88)	(88)
CDO/ABS	135	—	—	(155)	(20)
Total trading securities	135	—	—	(243)	(108)
Total	$135	$—	$—	$(8,726)	$(8,591)

The following table presents changes for the nine months ended September 30, 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements*	Transfers into Level 3	Transfers out of Level 3	Balance at end of period

(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Nine Months Ended September 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,417	$(166)	$304	$1,535	$—	$—	$15,090
RMBS	74	(35)	46	—	—	—	85
CMBS	1,767	(6)	2	(1,761)	—	—	2
CDO/ABS	2,834	8	(9)	(2,033)	—	—	800
Total	18,092	(199)	343	(2,259)	—	—	15,977
Other long-term investments	1,380	2	4	(11)	—	—	1,375
Total available-for-sale securities	19,472	(197)	347	(2,270)	—	—	17,352
Trading securities:
Bonds:
CDO/ABS	12,192	562	(426)	(4,695)	—	—	7,633
Total	$31,664	$365	$(79)	$(6,965)	$—	$—	$24,985

*	The detail of purchases, sales, issues, and settlements for the nine months ended September 30, 2013 is presented in the table below.

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Nine Months Ended September 30, 2013 - Revised

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$2,016	$—	$—	$(481)	$1,535
CMBS	—	(1,452)	—	(309)	(1,761)
CDO/ABS	—	(1,633)	—	(400)	(2,033)
Total	2,016	(3,085)	—	(1,190)	(2,259)
Other long-term investments	—	—	—	(11)	(11)
Total available-for-sale securities	2,016	(3,085)	—	(1,201)	(2,270)
Trading securities:
Bonds:
CDO/ABS	—	—	—	(4,695)	(4,695)
Total	$2,016	$(3,085)	$—	$(5,896)	$(6,965)

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at September 30, 2014 and December 31, 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2014	December 31, 2013
Corporate debt	Discounted cash flows	Yield	0.89% (a)	2.68% – 8.48% (4.67%)
RMBS	Discounted cash flows	Spread	6.94% (b)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (c)	N/A (c)

(a)	At September 30, 2014, corporate debt consisted of one bond.

(b)	At September 30, 2014, RMBS consisted of one bond.

(c)	Not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments, including RMBS (except for the one bond previously noted), CMBS, and CDO/ABS, are excluded from the table above because the unobservable inputs are not reasonably available to us.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using
(dollars in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2014

Assets
Real estate owned	$—	$—	$32,220	$32,220
Commercial mortgage loans	—	—	10,792	10,792
Total	$—	$—	$43,012	$43,012

December 31, 2013

Assets
Real estate owned	$—	$—	$72,242	$72,242
Commercial mortgage loans	—	—	11,935	11,935
Total	$—	$—	$84,177	$84,177

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Assets
Real estate owned	$3,186	$5,731	$13,052	$19,389
Commercial mortgage loans	(717)	(61)	(1,773)	(1,774)
Total	$2,469	$5,670	$11,279	$17,615

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and nine months ended September 30, 2014 and 2013 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Insurance segment to record their fair value for the three and nine months ended September 30, 2014 and 2013 and recorded the net impairments in investment revenues.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2014	December 31, 2013
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

*	Not applicable.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value.

Mutual Funds

The fair value of mutual funds is based on quoted market prices of the underlying shares held in the mutual funds.

Investment Securities

We utilize third-party valuation service providers to measure the fair value of our investment securities, which are classified as available-for-sale or as trading and consist primarily of bonds. Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtain market price data from exchange or dealer markets.

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

Restricted Cash

The carrying amount of restricted cash approximates fair value.

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

We record long-term debt issuances at fair value that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At September 30, 2014, there was no significant difference between the fair value and the principal amount of the long-term debt for which we have elected the fair value option.

19. Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of SHI and from the acquisitions of finance receivables and the London, Kentucky loan servicing facility from HSBC (the “HSBC acquisitions”) during 2013 as if the HSBC acquisitions had occurred on January 1, 2013. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the HSBC acquisitions been completed on January 1, 2013. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the HSBC acquisitions. The unaudited pro forma information assumes the full funding of the HSBC acquisitions including the issuance of the associated Class B Notes from our SpringCastle securitization as if they were issued as of January 1, 2013, the adjustment of historical finance charges for estimated impacts of accounting for credit impaired loans and the incorporation of accretion of pro forma purchase discount, and does not give effect to potential cost savings or other operating efficiencies that could result from the HSBC acquisitions.

The following table presents the unaudited pro forma financial information:

(dollars in thousands except earnings (loss) per share)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Revised	Revised

Interest income	$574,291	$1,728,429

Net income (loss) attributable to Springleaf Holdings, Inc.	$(101,976)	$(41,960)

Net income (loss) attributable to Springleaf Holdings, Inc. per weighted average share:
Basic	$(1.02)	$(0.42)
Diluted	$(1.02)	$(0.42)

20. Subsequent Events

SPRINGCASTLE 2014-A NOTES

On October 3, 2014, certain indirect subsidiaries of SFC associated with a joint venture in which we own a 47% equity interest (the “Co-Issuers”) issued $2.62 billion of the SpringCastle Funding Asset-backed Notes 2014-A (the “SpringCastle 2014-A Notes”) at a 4.68% weighted average yield in a private placement transaction. The SpringCastle 2014-A Notes are collateralized by the SpringCastle Portfolio in which SFC owns a 47% equity interest as a result of SFI’s capital contribution of 100% of SAC’s common stock to SFC on July 31, 2014.

The Co-Issuers sold the SpringCastle 2014-A Notes for approximately $2.55 billion after the price discount but before expenses. The Co-Issuers used the proceeds from the SpringCastle 2014-A Notes to repay in full on October 3, 2014 the SpringCastle Funding Asset-backed Notes 2013-A (the “SpringCastle 2013-A Notes”), which were issued by the Co-Issuers on April 1, 2013. At September 30, 2014, the unpaid principal balance of the SpringCastle 2013-A Notes was $1.46 billion.

On October 3, 2014, SAC purchased $362.5 million initial principal amount of the SpringCastle 2014-A Notes. The Co-Issuers retained $61.6 million of the SpringCastle 2014-A Notes. Certain subsidiaries of NRZ own a 30% equity interest in the Co-Issuers. NRZ is managed by an affiliate of Fortress.

NON-CORE REAL ESTATE LOAN TRANSACTIONS

Proceeds from September Whole Loan Sales

The aggregate purchase price of $795.1 million for the September Whole Loan Sales included a holdback provision of $120 million of which $40 million was subject to finalization of the terms and conditions of administering the holdback and the remainder was subject to our ability to cure certain documentation deficiencies within the 60 day period (subject to extension under certain circumstances) subsequent to the closing of the sale. On October 16 and November 7, 2014, we received $20 million and $21.8 million, respectively, of the holdback provision from Credit Suisse.

Proceeds from MSR Sale

On October 23, 2014, we received $15.7 million from Nationstar, which reflected 40% of the proceeds due from the MSR Sale (50% of the proceeds were received on August 29, 2014). The remaining 10% is subject to a holdback for resolution of missing documentation and other customary conditions, and is expected to be received no later than 120 days after the date of transfer of servicing upon resolution of these conditions. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The “November Whole Loan Sales”

As discussed in Note 1, on August 6, 2014, SFC and Credit Suisse agreed to the terms of the Probable Whole Loan Sales. We completed the second sale of certain performing and non-performing mortgage loans on November 7, 2014. The real estate loans included in the November Whole Loan Sales had a carrying value of $251.0 million (after the basis adjustment for the related allowance for finance receivable losses) as of September 30, 2014.

The aggregate purchase price of $270.1 million for the November Whole Loan Sales included a holdback provision of $34.3 million, which is subject to our ability to cure certain documentation deficiencies within a 60 day period (subject to extension under certain circumstances) subsequent to the closing of the sale. On November 7, 2014, we received $235.8 million of the proceeds from Credit Suisse.

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

•	levels of unemployment and personal bankruptcies;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, or other events disrupting business or commerce;

•	the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing for these loans;

•	changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•	the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or lack of capacity to repay;

•	changes in our ability to attract and retain employees or key executives to support our businesses;

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

•	the potential for downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	the material weakness that we have identified in our internal control over financial reporting; and

•	changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business.

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

At September 30, 2014, we had four business segments: Consumer, Insurance, Acquisitions and Servicing, and Real Estate. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments.

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our iLoan division to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to four years. At September 30, 2014, we had over 902,000 personal loans, representing $3.6 billion of net finance receivables, of which $1.7 billion, or 48%, were secured by collateral consisting of titled personal property (such as automobiles), $1.3 billion, or 37%, were secured by consumer household goods or other items of personal property, and the remainder were unsecured.

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

•
SpringCastle Portfolio — We acquired the SpringCastle Portfolio from HSBC on April 1, 2013 through a joint venture in which we own a 47% equity interest. These loans included unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. SFI assumed the direct servicing obligations for these loans in September 2013. At September 30, 2014, the SpringCastle Portfolio included over 291,000 of acquired loans, representing $2.1 billion in net finance receivables.

Our legacy products include:

•
Real Estate Loans — We ceased real estate lending in January 2012. These loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. At September 30, 2014, $233.8 million of real estate loans, or 36%, were secured by first mortgages and $421.5 million, or 64%, were secured by second mortgages. We continue to service the liquidating real estate loans and support any advances on open-end accounts.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

Recent Developments

NON-CORE REAL ESTATE LOAN TRANSACTIONS

During the first nine months of 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans. During the first nine months of 2014, we sold finance receivables held for sale with a carrying value of $6.1 billion and recorded net gains totaling $731.3 million. As a result of these transactions, we established a reserve for sales recourse obligations of $9.9 million during the third quarter of 2014. On November 7, 2014, we sold finance receivables held for sale with a carrying value of $251.0 million as of September 30, 2014. These transactions substantially complete the Company’s previously disclosed plan to liquidate its non-core real estate loans. See Note 1 and Note 20 of the Notes to Condensed Consolidated Financial Statements for further information on these sales.

In conjunction with these real estate loan transactions, we have closed our operational locations in Dallas, Texas, Rancho Cucamonga, California, and Wesley Chapel, Florida, and have eliminated certain staff positions in our Evansville, Indiana, location. In total, approximately 300 staff positions were eliminated. However, the total reduction in workforce was approximately 170 employees, as 130 employees have been transferred into other positions at Springleaf. We recorded restructuring costs of $4.3 million in the third quarter of 2014 due to the workforce reductions and the closings of the servicing facilities.

Our insurance subsidiaries have written certain insurance policies on properties collateralizing the loans that have been deconsolidated or disposed of as a result of these sales. As part of the disposition, the insurance policies associated with the sold loans have been or will be cancelled.

CREDIT RATINGS

Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), and Fitch, Inc. (“Fitch”) upgraded SFC’s long-term corporate debt rating as follows: (i) from B3 to B2 with a stable outlook by Moody’s on October 8, 2014; (ii) from B- to B with a stable outlook by S&P on August 8, 2014; and (iii) from B- to B with a stable outlook by Fitch on August 7, 2014.

SECURITIZATIONS

Whitford Brook 2014-VFN1 Securitization

On June 26, 2014, we established a private securitization facility in which Whitford Brook 2014-VFN1 Trust, a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down to the required minimum balance of $100 million and then redrawn. Following the three-year funding period, the principal amount of the notes will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2018, unless an option to prepay is elected between July 2017 and July 2018. At September 30, 2014, the required minimum balance of $100 million was drawn under the notes.

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

Renewal of Midbrook 2013-VFN1 Securitization

On June 13, 2014, we amended the note purchase agreement with Midbrook 2013-VFN1 Trust, a wholly owned special purpose vehicle of SFC, to extend the one-year funding period to a two-year funding period. Following the two-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2019. The maximum principal balance of variable funding notes that can be issued remained at $300 million. No amounts have been funded.

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

SpringCastle 2014-A Notes

On October 3, 2014, the Co-Issuers issued $2.62 billion of the SpringCastle 2014-A Notes at a weighted average yield of 4.68% in a private placement transaction. The SpringCastle 2014-A Notes are collateralized by the SpringCastle Portfolio in which SFC owns a 47% equity interest as a result of SFI’s capital contribution of 100% of SAC’s common stock to SFC on July 31, 2014.

The Co-Issuers sold the SpringCastle 2014-A Notes for approximately $2.55 billion after the price discount but before expenses. The Co-Issuers used the proceeds from the SpringCastle 2014-A Notes to repay in full on October 3, 2014 the SpringCastle 2013-A Notes, which were issued by the Co-Issuers on April 1, 2013. At September 30, 2014, the unpaid principal balance of the SpringCastle 2013-A Notes was $1.46 billion.

On October 3, 2014, SAC purchased $362.5 million initial principal amount of the SpringCastle 2014-A Notes. The Co-Issuers retained $61.6 million of the SpringCastle 2014-A Notes.

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

We regularly consider strategic acquisitions and have been involved in transactions of various magnitudes involving a variety of forms of consideration and financing. Currently, we are evaluating a number of strategic acquisition opportunities, including one opportunity which, if consummated, would be the most significant acquisition transaction ever undertaken by the Company. The purchase price for possible acquisitions could be financed through the issuance of equity (which could significantly increase the number of shares of SHI’s common stock outstanding) or debt securities, bank borrowings, securitizations or a combination thereof. We cannot predict if any such acquisitions will be consummated or, if consummated, will result in a financial or other benefit to the Company. See the discussion under the heading “Risk Factors - There are risks associated with the acquisition of large loan portfolios, such as the SpringCastle Portfolio, including the possibility of increased delinquencies and losses, difficulties with integrating the loans into our servicing platform and disruption to our ongoing business, which could have a material adverse effect on our results of operations, financial condition and liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC for additional information.

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

(dollars in thousands except earnings (loss) per share)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Interest income:
Finance charges	$435,445	$583,926	$1,513,590	$1,577,561
Finance receivables held for sale originated as held for investment	47,679	—	54,921	—
Total interest income	483,124	583,926	1,568,511	1,577,561

Interest expense	180,142	229,157	576,863	700,868

Net interest income	302,982	354,769	991,648	876,693

Provision for finance receivable losses	102,971	162,264	379,196	339,061

Net interest income after provision for finance receivable losses	200,011	192,505	612,452	537,632

Other revenues:
Insurance	44,010	38,277	125,116	107,144
Investment	11,251	6,532	31,334	27,254
Net loss on repurchases and repayments of debt	—	(33,572)	(6,615)	(33,809)
Net gain (loss) on fair value adjustments on debt	1,352	6,586	(15,033)	7,097
Net gain on sales of real estate loans and related trust assets	641,328	—	731,314	—
Other	(11,975)	1,603	(7,403)	6,986
Total other revenues	685,966	19,426	858,713	114,672

Other expenses:
Operating expenses:
Salaries and benefits	94,702	214,552	278,504	371,842
Other operating expenses	75,117	72,478	192,889	194,457
Insurance losses and loss adjustment expenses	20,141	16,550	57,173	47,650
Total other expenses	189,960	303,580	528,566	613,949

Income (loss) before provision for (benefit from) income taxes	696,017	(91,649)	942,599	38,355

Provision for (benefit from) income taxes	234,322	(30,698)	309,594	(1,998)

Net income (loss)	461,695	(60,951)	633,005	40,353

Net income attributable to non-controlling interests	34,945	31,643	81,542	86,383

Net income (loss) attributable to Springleaf	$426,750	$(92,594)	$551,463	$(46,030)

Share Data:
Weighted average number of shares outstanding:
Basic	114,788,439	100,000,000	114,788,439	100,000,000
Diluted	115,316,314	100,000,000	115,212,398	100,000,000
Earnings (loss) per share:
Basic	$3.72	$(0.93)	$4.80	$(0.46)
Diluted	$3.70	$(0.93)	$4.79	$(0.46)

Comparison of Consolidated Results for Three Months Ended September 30, 2014 and 2013

Finance charges decreased for the three months ended September 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Three Months Ended September 30

Decrease in average net receivables	$(173,878)
Increase in yield	25,397
Total	$(148,481)

Average net receivables decreased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.7 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease also reflected lower SpringCastle average net receivables resulting from liquidations, partially offset by higher personal loan average net receivables.

Yield increased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily from our personal loans, which have higher yields. This increase also reflected a higher proportion of personal loans as a result of the transfers of real estate loans to finance receivables held for sale on August 1, 2014.

Interest expense decreased for the three months ended September 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Three Months Ended September 30

Decrease in average debt	$(65,804)
Increase in weighted average interest rate	16,789
Total	$(49,015)

Average debt decreased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to debt repurchases and repayments of $3.8 billion during the past twelve months and the elimination of $3.5 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during the first nine months of 2014. These decreases were partially offset by debt issuances pursuant to three consumer securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt increased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates. This increase was partially offset by the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt.

Provision for finance receivable losses decreased $59.3 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and TDR finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $6.7 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease was partially offset by additional allowance requirements primarily due to growth in our personal loans during the 2014 period and higher personal loan delinquency ratio at September 30, 2014.

Net loss on repurchases and repayments of debt of $33.6 million for the three months ended September 30, 2013 reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.
Net gain on sales of real estate loans and related trust assets of $641.3 million for the three months ended September 30, 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. See Note 1 of the Notes to Condensed Financial Statements for further information on these sales.

Other revenues decreased $13.6 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to net charge-offs on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the 2014 period. This decrease was partially offset by servicing fee revenues for the servicing of the real estate loans included in the MSR Sale. We continued to service these loans on behalf of Nationstar until the servicing transfer on September 30, 2014, under an interim servicing agreement.

Salaries and benefits decreased $119.9 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to $131.3 million of share-based compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013. This decrease was partially offset by: (i) employee retention and severance accruals of $3.8 million recorded in the third quarter of 2014 due to the recent workforce reduction of approximately 170 employees and (ii) higher salary and bonus accruals reflecting an increase in number of employees and increased originations of personal loans.

Other operating expenses increased $2.6 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to higher professional fees of $24.1 million primarily due to one-time costs and restructuring costs relating to the real estate sales transactions and higher advertising and information technology expenses during the 2014 period. This increase was partially offset by servicing fee expenses charged by HSBC to service the SpringCastle Portfolio pursuant to an interim servicing agreement that was in place between April 1, 2013 and August 31, 2013.

Provision for income taxes totaled $234.3 million for the three months ended September 30, 2014 compared to benefit from income taxes of $30.7 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was 33.7% compared to 33.5% for the same period in 2013. The effective tax rates for the three months ended September 30, 2014 and 2013 differed from the federal statutory rates primarily due to the effect of the non-controlling interest in our joint venture, partially offset by the effect of our state income taxes.

Comparison of Consolidated Results for Nine Months Ended September 30, 2014 and 2013

Finance charges decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013 - Nine Months Ended September 30

Decrease in average net receivables	$(164,493)
Increase in yield	100,522
Total	$(63,971)

Average net receivables decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.7 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease also reflected lower SpringCastle average net receivables resulting from liquidations, partially offset by higher personal loan average net receivables.

Yield increased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily from our personal loans, which have higher yields. This increase also reflected a higher proportion of personal loans as a result of the transfers of real estate loans to finance receivables held for sale during the first nine months of 2014.

Finance charges for the nine months ended September 30, 2014 when compared to the same period in 2013 were favorably impacted by an additional three months of finance charges on the SpringCastle Portfolio totaling $143.2 million, which is included in the change in average net receivables and yield in the table above.

Interest expense decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 due to the following:

(dollars in thousands)

2014 compared to 2013 - Nine Months Ended September 30

Decrease in average debt	$(112,141)
Decrease in weighted average interest rate	(11,864)
Total	$(124,005)

Average debt decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to debt repurchases and repayments of $3.8 billion during the past twelve months and the elimination of $3.5 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during the first nine months of 2014. These decreases were partially offset by debt issuances pursuant to three consumer securitization transactions completed during the past twelve months.

The weighted average interest rate on our debt decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. This decrease was partially offset by the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates.

Interest expense for the nine months ended September 30, 2014 when compared to the same period in 2013 included an additional three months of interest expense on the long-term debt associated with the securitization of the SpringCastle Portfolio totaling $22.2 million, which is included in the change in average debt and weighted average interest rate in the table above.

Provision for finance receivable losses increased $40.1 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to $39.6 million of recoveries recorded in June 2013 resulting from a sale of previously charged-off finance receivables in June 2013 (net of a $1.6 million adjustment for the subsequent buyback of certain finance receivables). This increase also reflected additional allowance requirements primarily due to growth in our personal loans during the 2014 period and higher personal loan delinquency ratio at September 30, 2014. This increase was partially offset by a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and TDR finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $6.7 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014.

Net loss on repurchases and repayments of debt of $6.6 million and $33.8 million for the nine months ended September 30, 2014 and 2013, respectively, reflected repurchases of debt at net amounts greater than carrying value.

Net loss on fair value adjustments on debt of $15.0 million for the nine months ended September 30, 2014 and net gain on fair value adjustments on debt of $7.1 million for the nine months ended September 30, 2013, reflected net unrealized (loss) gain, respectively, on fair value adjustments of the long-term debt associated with the securitization of the SpringCastle Portfolio that is accounted for at fair value through earnings.

Net gain on sales of real estate loans and related trust assets of $731.3 million for the nine months ended September 30, 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. See Note 1 of the Notes to Condensed Financial Statements for further information on these sales.

Other revenues decreased $14.4 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to net charge-offs on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the 2014 period. This decrease was partially offset by servicing fee revenues for the servicing of the real estate loans included in the MSR Sale. We continued to service these loans on behalf of Nationstar until the servicing transfer on September 30, 2014, under an interim servicing agreement.

Salaries and benefits decreased $93.3 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to $131.3 million of share-based compensation expense due to the grant of RSUs to certain of our executives in the third quarter of 2013. This decrease was partially offset by: (i) employee retention and severance accruals of $3.8 million recorded in the third quarter of 2014 due to the recent workforce reduction of approximately 170 employees; (ii) higher salary accruals reflecting an increase in number of employees and increased originations of personal loans; and (iii) share-based compensation expenses during the 2014 period due to the grant of RSUs to certain of our executives and employees subsequent to the initial public offering of SHI common stock.

Provision for income taxes totaled $309.6 million for the nine months ended September 30, 2014 compared to benefit from income taxes of $2.0 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was 32.8% compared to (5.2)% for the same period in 2013. The effective tax rates for the nine months ended September 30, 2014 and 2013 differed from the federal statutory rates primarily due to the effect of the non-controlling interest in our joint venture, partially offset by the effect of our state income taxes.

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Push-Down Accounting Basis to Historical Accounting Basis

Due to the nature of the Fortress Acquisition, we revalued our assets and liabilities based on their fair values at November 30, 2010, the date of the Fortress Acquisition, in accordance with business combination accounting standards, or push-down accounting. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustments recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition, in each case, as described in more detail in the footnotes to the table below. In addition, push-down accounting resulted in the elimination of accretion or amortization of discounts, premiums, and other deferred costs on our finance receivables and long-term debt prior to the Fortress Acquisition. The reconciliations of income (loss) before provision for (benefit from) income taxes on a push-down accounting basis to income (loss) before provision for (benefit from) income taxes on a historical accounting basis (which is a basis of accounting other than U.S. GAAP that we believe provides a consistent basis for both management and other interested third parties to better understand our operating results) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Income (loss) before provision for (benefit from) income taxes - push-down accounting basis	$696,017	$(91,649)	$942,599	$38,355
Interest income adjustments (a)	(17,067)	(51,635)	(88,294)	(153,674)
Interest expense adjustments (b)	36,359	33,476	99,886	102,977
Provision for finance receivable losses adjustments (c)	(19,930)	8,422	(17,272)	23,062
Repurchases and repayments of long-term debt adjustments (d)	—	14,158	(4,884)	(6,976)
Fair value adjustments on debt (e)	170	12,250	8,521	44,950
Sales of finance receivables held for sale originated as held for investment adjustments (f)	(361,439)	—	(536,420)	—
Amortization of other intangible assets (g)	1,073	1,228	3,294	3,946
Other (h)	13,802	1,276	14,872	4,685
Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$348,985	$(72,474)	$422,302	$57,325

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

Components of interest income adjustments consisted of:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Accretion of net discount applied to non-credit impaired net finance receivables	$(13,065)	$(40,667)	$(65,454)	$(122,547)
Purchased credit impaired finance receivables finance charges	(4,653)	(14,619)	(29,143)	(43,137)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	651	3,651	6,303	12,010
Total	$(17,067)	$(51,635)	$(88,294)	$(153,674)

(b)
Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Accretion of net discount applied to long-term debt	$37,690	$43,219	$111,078	$138,752
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(1,331)	(9,743)	(11,192)	(35,775)
Total	$36,359	$33,476	$99,886	$102,977

(c)
Provision for finance receivable losses consists of the allowance for finance receivable losses adjustments and net charge-offs quantified in the table below. Allowance for finance receivable losses adjustments reflect the net difference between our allowance adjustment requirements calculated under our historical accounting basis net of adjustments required under push-down accounting basis. Net charge-offs reflect the net charge-off of loans at a higher carrying value under historical accounting basis versus the discounted basis to their fair value at date of the Fortress Acquisition under push-down accounting basis.

Components of provision for finance receivable losses adjustments were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Allowance for finance receivable losses adjustments	$(13,596)	$22,520	$9,616	$72,348
Net charge-offs	(6,334)	(14,098)	(26,888)	(49,286)
Total	$(19,930)	$8,422	$(17,272)	$23,062

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)
Fair value adjustments on debt reflect differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

(f)
Fair value adjustments on sales of finance receivables held for sale originated as held for investment reflect the reversal of the remaining unaccreted push-down accounting basis for net finance receivables, less allowance for finance receivable losses established at the date of the Fortress Acquisition that were sold in the 2014 period.

(g)
Amortization of other intangible assets reflects the amortization over the remaining estimated life of intangible assets established at the date of the Fortress Acquisition as a result of the application of push-down accounting.

(h)
“Other” items reflect differences between historical accounting basis and push-down accounting basis relating to various items such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences all as of the date of the Fortress Acquisition.

At September 30, 2014, the remaining unaccreted push-down accounting basis totaled $5.3 million for net finance receivables, less allowance for finance receivable losses, and $616.1 million for long-term debt.

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments. Management considers Consumer, Insurance, and Acquisitions and Servicing as our Core Consumer Operations and Real Estate as our Non-Core Portfolio. Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. The historical accounting basis is not applicable to the Acquisitions and Servicing segment since this segment was added effective April 1, 2013 as a result of our co-investment in the SpringCastle Portfolio and therefore, was not affected by the Fortress Acquisition. See Note 16 of the Notes to Condensed Consolidated Financial Statements for reconciliations of segment totals to condensed consolidated financial statement amounts.

We allocate revenues and expenses (on a historical accounting basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Disaggregated into three categories based on the underlying debt that the expense pertains to:
● securitizations — allocated to the segments whose finance receivables serve as the collateral securing each of the respective debt instruments;
● unsecured debt — allocated to the segments based on expected leverage for that segment or the balance of unencumbered assets and cash proceeds from sale of receivables in that segment; and
● secured term loan — allocated to the segments whose finance receivables served as the collateral securing each of the respective debt instruments.
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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis), and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Interest income	$367,171	$351,519	$1,080,233	$850,976

Interest expense	58,151	60,659	180,083	158,119

Net interest income	309,020	290,860	900,150	692,857

Provision for finance receivable losses	84,419	98,836	270,919	130,647

Net interest income after provision for finance receivable losses	224,601	192,024	629,231	562,210

Other revenues:
Insurance	43,997	38,266	125,075	107,114
Investment	13,723	8,314	35,652	31,792
Net loss on repurchases and repayments of debt	—	(2,890)	(1,429)	(4,390)
Net gain (loss) on fair value adjustments on debt	1,522	6,619	(14,810)	6,619
Other	19,097	13,169	59,543	20,794
Total other revenues	78,339	63,478	204,031	161,929

Other expenses:
Operating expenses:
Salaries and benefits	75,643	70,805	234,891	201,918
Other operating expenses	69,811	64,589	192,450	151,171
Insurance loss and loss adjustment expenses	20,451	16,849	57,923	48,373
Total other expenses	165,905	152,243	485,264	401,462

Pretax operating income	137,035	103,259	347,998	322,677

Pretax operating income attributable to non-controlling interests	34,945	31,643	81,542	86,383

Pretax operating income attributable to Springleaf	$102,090	$71,616	$266,456	$236,294

Selected financial statistics for Consumer (which are reported on a historical accounting basis) and Acquisitions and Servicing were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	At or for the Nine Months Ended September 30, 2014	At or for the Nine Months Ended September 30, 2013

Consumer

Net finance receivables			$3,578,019	$2,968,211
Number of accounts			894,182	797,406

Average net receivables	$3,480,581	$2,897,354	$3,295,101	$2,705,438

Yield	27.02%	25.92%	27.00%	25.65%

Gross charge-off ratio (a)	5.46%	4.29%	5.60%	5.06%
Recovery ratio (b)	(0.78)%	(0.26)%	(0.67)%	(2.16)%
Charge-off ratio (a) (b)	4.68%	4.03%	4.93%	2.90%

Delinquency ratio			2.55%	2.32%

Origination volume	$924,317	$767,097	$2,594,645	$2,326,961
Number of accounts	193,288	192,225	566,032	563,531

Acquisitions and Servicing

Net finance receivables			$2,083,145	$2,654,238
Number of accounts			291,153	363,912

Average net receivables	$2,141,884	$2,734,454	$2,279,237	$2,808,221

Yield	24.26%	23.64%	24.28%	23.53%

Net charge-off ratio	5.31%	8.58%	7.09%	5.48%

Delinquency ratio			5.11%	7.45%

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

(b)
The recovery ratio and charge-off ratio for the three and nine months ended September 30, 2013 reflect $23.8 million of recoveries on charged-off core personal loans resulting from a sale of previously charged-off finance receivables in June 2013, net of a $1.6 million adjustment recorded in September 2013 for the subsequent buyback of certain personal loans. Excluding these recoveries, our Consumer charge-off ratio would have been 3.81% and 4.09%, respectively, for the three and nine months ended September 30, 2013. Excluding the impacts of the $14.5 million of additional charge-offs and the $23.8 million of recoveries on charged-off core personal loans, our Consumer charge-off ratio would have been 3.36% for the nine months ended September 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2014 and 2013

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Interest income:
Finance charges - Consumer	$236,190	$188,601
Finance charges - Acquisitions and Servicing	130,981	162,918
Total	$367,171	$351,519

Finance charges — Consumer increased $47.6 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to increases in average net receivables and yield. Average net receivables increased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield increased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

Finance charges — Acquisitions and Servicing decreased $31.9 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to lower average net receivables due to the liquidating status of the SpringCastle Portfolio, partially offset by higher yields on the finance receivables remaining in the portfolio.

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Interest expense - Consumer	$40,466	$38,241
Interest expense - Acquisitions and Servicing	17,685	22,418
Total	$58,151	$60,659

Interest expense — Consumer increased $2.2 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense — Acquisitions and Servicing decreased $4.7 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to lower average debt required as a result of the liquidating status of the SpringCastle Portfolio.

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Provision for finance receivable losses - Consumer	$56,087	$38,174
Provision for finance receivable losses - Acquisitions and Servicing	28,332	60,662
Total	$84,419	$98,836

Provision for finance receivable losses — Consumer increased $17.9 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to additional allowance requirements reflecting increased originations of personal loans in the 2014 period and higher personal loan delinquency ratio at September 30, 2014.

Provision for finance receivable losses — Acquisitions and Servicing decreased $32.3 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to lower delinquency ratio of the SpringCastle Portfolio at September 30, 2014 and its liquidating status.

Insurance revenues increased $5.7 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in the 2014 period. The increase in credit premiums also reflects the origination of personal loans with longer terms.

Net gain on fair value adjustments on debt — Acquisitions and Servicing of $1.5 million and $6.6 million for the three months ended September 30, 2014 and 2013 resulted from the unrealized gain on fair value adjustments of the long-term debt associated with the securitization of the SpringCastle Portfolio that is accounted for at fair value through earnings.

Other revenues — other increased $5.9 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to servicing fee revenues for the fees charged by Acquisitions and Servicing for servicing the SpringCastle Portfolio. We assumed the direct servicing obligations for these loans in September 2013. These fees are eliminated in consolidated operating results with the servicing fee expenses, which are included in other operating expenses.

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Salaries and benefits - Consumer	$64,015	$62,318
Salaries and benefits - Insurance	4,791	4,481
Salaries and benefits - Acquisitions and Servicing	6,837	4,006
Total	$75,643	$70,805

(dollars in thousands)
Three Months Ended September 30,	2014	2013

Other operating expenses - Consumer	$44,554	$30,421
Other operating expenses - Insurance	3,758	3,115
Other operating expenses - Acquisitions and Servicing	21,499	31,053
Total	$69,811	$64,589

Other operating expenses for Consumer and Insurance increased $14.8 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to higher advertising, professional fees, and information technology expenses.

Insurance losses and loss adjustment expenses increased $3.6 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to an unfavorable variance in claim reserves.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2014 and 2013

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Interest income:
Finance charges - Consumer	$666,281	$519,688
Finance charges - Acquisitions and Servicing	413,952	331,288
Total	$1,080,233	$850,976

Finance charges — Consumer increased $146.6 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to increases in average net receivables and yield. Average net receivables increased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield increased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

Finance charges — Acquisitions and Servicing for the nine months ended September 30, 2014 were favorably impacted by an additional three months of finance charges on the SpringCastle Portfolio when compared to the same period in 2013.

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Interest expense - Consumer	$122,097	$111,110
Interest expense - Acquisitions and Servicing	57,986	47,009
Total	$180,083	$158,119

Interest expense — Consumer increased $11.0 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense — Acquisitions and Servicing included an additional three months of interest expense on the long-term debt associated with the securitization of the SpringCastle Portfolio for the nine months ended September 30, 2014 when compared to the same period in 2013.

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Provision for finance receivable losses - Consumer	$149,238	$52,188
Provision for finance receivable losses - Acquisitions and Servicing	121,681	78,459
Total	$270,919	$130,647

Provision for finance receivable losses — Consumer increased $97.1 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to $23.8 million of recoveries recorded in June 2013 on previously charged-off personal loans resulting from a sale of these loans in June 2013. This increase also reflected additional allowance requirements resulting from increased originations of personal loans in the 2014 period and higher personal loan delinquency ratio at September 30, 2014.

Provision for finance receivable losses — Acquisitions and Servicing included an additional three months of provision for finance receivable losses on the SpringCastle Portfolio for the nine months ended September 30, 2014 when compared to the same period in 2013.

Insurance revenues increased $18.0 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in the 2014 period. The increase in credit premiums also reflects the origination of personal loans with longer terms.

Net loss on repurchases and repayments of debt — Consumer of $1.4 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively, reflected repurchases of debt at net amounts greater than carrying value.

Net loss on fair value adjustments on debt — Acquisitions and Servicing of $14.8 million for the nine months ended September 30, 2014 and net gain on fair value adjustments on debt — Acquisitions and Servicing of $6.6 million for the nine months ended September 30, 2013 reflected net unrealized (loss) gain, respectively, on fair value adjustments of the long-term debt associated with the securitization of the SpringCastle Portfolio that is accounted for at fair value through earnings.

Other revenues — other increased $38.7 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to servicing fee revenues for the fees charged by Acquisitions and Servicing for servicing the SpringCastle Portfolio. We assumed the direct servicing obligations for these loans in September 2013. These fees are eliminated in consolidated operating results with the servicing fee expenses, which are included in other operating expenses.

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Salaries and benefits - Consumer	$195,778	$184,077
Salaries and benefits - Insurance	14,501	11,424
Salaries and benefits - Acquisitions and Servicing	24,612	6,417
Total	$234,891	$201,918

(dollars in thousands)
Nine Months Ended September 30,	2014	2013

Other operating expenses - Consumer	$112,668	$87,609
Other operating expenses - Insurance	10,745	7,993
Other operating expenses - Acquisitions and Servicing	69,037	55,569
Total	$192,450	$151,171

Other operating expenses for Consumer and Insurance increased $27.8 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to higher advertising, professional fees, and information technology expenses.

Insurance losses and loss adjustment expenses increased $9.6 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to unfavorable variances in benefit reserves and claim reserves.

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

The following is a reconciliation of income (loss) before provision for (benefit from) income taxes on a historical accounting basis to pretax core earnings:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Income (loss) before provision for (benefit from) income taxes - historical accounting basis *	$348,985	$(72,474)	$422,302	$57,325
Adjustments:
Pretax operating (income) loss - Non-Core Portfolio Operations	(214,441)	41,048	(87,103)	135,535
Pretax operating loss - Other/non- originating legacy operations	2,491	134,685	12,799	129,817
Net loss from accelerated repayment/repurchase of debt - Consumer	—	2,890	1,429	4,390
Net (gain) loss on fair value adjustments on debt - Core Consumer Operations (attributable to SHI)	(715)	(3,111)	6,961	(3,111)
Pretax operating income attributable to non-controlling interests	(34,945)	(31,643)	(81,542)	(86,383)
Pretax core earnings	$101,375	$71,395	$274,846	$237,573

*	See reconciliation of income (loss) before provision for (benefit from) income taxes on a push-down accounting basis to a historical accounting basis, which is presented prior to “Segment Results”.

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Interest income:
Finance charges	$53,568	$170,772	$338,121	$535,280
Finance receivables held for sale originated as held for investment	41,468	—	48,598	—
Total interest income	95,036	170,772	386,719	535,280

Interest expense	83,795	131,699	291,084	427,608

Net interest income	11,241	39,073	95,635	107,672

Provision for finance receivable losses	37,192	52,645	118,992	188,737

Net interest loss after provision for finance receivable losses	(25,951)	(13,572)	(23,357)	(81,065)

Other revenues:
Investment	(954)	—	(954)	—
Net loss on repurchases and repayments of debt	—	(15,818)	(10,023)	(35,418)
Net gain on fair value adjustments on debt	—	12,217	8,298	45,428
Net gain on sales of real estate loans and related trust assets *	279,889	—	194,894	—
Other	(2,373)	(2,011)	(3,580)	(1,551)
Total other revenues	276,562	(5,612)	188,635	8,459

Other expenses:
Operating expenses:
Salaries and benefits	17,186	7,551	34,559	20,648
Other operating expenses	18,984	14,313	43,616	42,281
Total other expenses	36,170	21,864	78,175	62,929

Pretax operating income (loss)	$214,441	$(41,048)	$87,103	$(135,535)

*
Consistent with our segment reporting presentation in Note 16 of the Notes to Condensed Consolidated Financial Statements, we have combined the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	At or for the Nine Months Ended September 30, 2014	At or for the Nine Months Ended September 30, 2013

Real estate

Finance receivables held for investment:

Net finance receivables			$702,456	$9,617,781
Number of accounts			100,655	123,145

TDR finance receivables			$160,288	$3,172,955
Allowance for finance receivables losses - TDR			$56,073	$730,875
Provision for finance receivable losses - TDR	$8,489	$37,711	$74,717	$141,621

Average net receivables	$2,908,601	$9,767,360	$6,612,761	$10,086,099

Yield	7.31%	6.94%	6.84%	7.10%

Loss ratio (a) (b)	2.99%	2.10%	1.94%	2.14%

Delinquency ratio			7.31%	7.74%

Finance receivables held for sale:

Net finance receivables			$493,880	$—
Number of accounts			7,427	—

TDR finance receivables			$486,100	$—

(a)
The loss ratio for the nine months ended September 30, 2014 reflects $2.2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks. Excluding these recoveries, our Real Estate loss ratio would have been 1.99% for the nine months ended September 2014.

(b)
The loss ratio for the nine months ended September 30, 2013 reflects $9.9 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off finance receivables in June 2013. Excluding these recoveries, our Real Estate loss ratio would have been 2.27% for the nine months ended September 30, 2013.

Comparison of Pretax Operating Results for Three Months Ended September 30, 2014 and 2013

Finance charges decreased $117.2 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.2 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. The increase in yield for the three months ended September 30, 2014 reflected a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields.

Interest expense decreased $47.9 million for the three months ended September 30, 2014 when compared to the same period in 2013 primarily due to lower securitization interest expense as a result of the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions. This decrease also reflected lower unsecured debt interest expense allocated to Real Estate.

Provision for finance receivable losses decreased $15.5 million for the three months ended September 30, 2014 when compared to the same period in 2013. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded for the three months ended September 30, 2014 as a result of the transfers of real estate loans with a total carrying value of $7.2 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease also reflected lower real estate loan delinquency ratio at September 30, 2014.

Net loss on repurchases and repayments of debt of $15.8 million for the three months ended September 30, 2013 reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $12.2 million for the three months ended September 30, 2013 reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net gain on sales of real estate loans and related trust assets of $279.9 million for the three months ended September 30, 2014 primarily reflected cash bids of amounts greater than the equity basis of the real estate loans at the date of sale. The net gain also included proceeds of $38.8 million from the related MSR Sale.

Comparison of Pretax Operating Results for Nine Months Ended September 30, 2014 and 2013

Finance charges decreased $197.2 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to decreases in average net receivables and yield. Average net receivables decreased for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.2 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. The decrease in yield for the nine months ended September 30, 2014 reflected a higher proportion of TDR finance receivables, which generally have lower rates than non-modified real estate loans. The higher proportion of TDR finance receivables resulted from the transfers of a substantial portion of performing real estate loans to finance receivables held for sale during the first nine months of 2014.

Interest expense decreased $136.5 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to lower secured term loan interest expense allocated to Real Estate and lower securitization interest expense as a result of the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions.

Provision for finance receivable losses decreased $69.7 million for the nine months ended September 30, 2014 when compared to the same period in 2013. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded for the nine months ended September 30, 2014 as a result of the transfers of real estate loans with a total carrying value of $7.2 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during the first nine months of 2014. This decrease also reflected lower real estate loan delinquency ratio at September 30, 2014 and was partially offset by $9.9 million of recoveries recorded in June 2013 on previously charged-off real estate loans resulting from a sale of these loans in June 2013.

Net loss on repurchases and repayments of debt of $10.0 million and $35.4 million for the nine months ended September 30, 2014 and 2013, respectively, reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $8.3 million and $45.4 million for the nine months ended September 30, 2014 and 2013, respectively, reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components are marked-to-market on a recurring basis and are no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net gain on sales of real estate loans and related trust assets of $194.9 million for the nine months ended September 30, 2014 primarily reflected cash bids of amounts greater than the equity basis of the real estate loans at the date of sale. The net gain also included proceeds of $38.8 million from the related MSR Sale. The net gain was partially offset by the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Effective June 1, 2014, we also report (on a prospective basis) certain real estate loans with equity capacity in Other. These short equity loans, which have liquidated down to an immaterial level, were previously included in our Core Consumer Operations. At June 1, 2014, the transfer date, the carrying value of these loans totaled $16.3 million.

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Interest income	$3,850	$10,000	$13,265	$37,631

Interest expense	1,837	3,323	5,810	12,164

Net interest income	2,013	6,677	7,455	25,467

Provision for finance receivable losses	1,290	2,361	6,557	(3,385)

Net interest income after provision for finance receivable losses	723	4,316	898	28,852

Other revenues:
Insurance	14	18	46	58
Investment	45	(1)	69	1,396
Net loss on repurchases and repayments of debt	—	(706)	(47)	(977)
Other	7	(25)	608	(178)
Total other revenues	66	(714)	676	299

Other expenses:
Operating expenses:
Salaries and benefits	1,915	136,249	9,183	149,436
Other operating expenses	1,365	2,038	5,190	9,532
Total other expenses	3,280	138,287	14,373	158,968

Pretax operating loss	$(2,491)	$(134,685)	$(12,799)	$(129,817)

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
September 30,	2014	2013

Net finance receivables:
Personal loans	$34,152	$67,616
Real estate loans	6,672	7,748
Retail sales finance	59,478	122,797
Total	$100,302	$198,161

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

FINANCE RECEIVABLES

Net finance receivables by originated before and after the Fortress Acquisition and the related allowance for finance receivable losses were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Personal Loans
FA Performing Loans at Fortress Acquisition	$119,389	$168,386
Originated after Fortress Acquisition	3,487,820	3,003,318
Allowance for finance receivable losses	(124,489)	(94,880)
Personal loans, less allowance for finance receivable losses	3,482,720	3,076,824

SpringCastle Portfolio
SCP Performing Loans	1,712,178	1,975,023
SCP Credit Impaired Loans	370,967	530,326
Allowance for finance receivable losses	(319)	(1,056)
SpringCastle Portfolio, less allowance for finance receivable losses	2,082,826	2,504,293

Real Estate Loans
FA Performing Loans at Fortress Acquisition	612,224	6,597,300
FA Credit Impaired Loans	30,697	1,314,381
Originated after Fortress Acquisition*	12,378	70,668
Allowance for finance receivable losses	(37,634)	(235,549)
Real estate loans, less allowance for finance receivable losses	617,665	7,746,800

Retail Sales Finance
FA Performing Loans at Fortress Acquisition	37,489	63,158
Originated after Fortress Acquisition	19,411	35,753
Allowance for finance receivable losses	(1,194)	(1,840)
Retail sales finance, less allowance for finance receivable losses	55,706	97,071

Total net finance receivables, less allowance	$6,238,917	$13,424,988

Allowance for finance receivable losses as a percentage of finance receivables
Personal loans	3.45%	2.99%
SpringCastle Portfolio	0.02%	0.04%
Real estate loans	5.74%	2.95%
Retail sales finance	2.10%	1.86%

*	Real estate loan originations in 2014 and 2013 were from advances on home equity lines of credit.

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2014

Net finance receivables:
60-89 days past due	$32,384	$33,379	$13,151	$770	$79,684
90-119 days past due	25,688	20,955	7,842	429	54,914
120-149 days past due	21,132	15,826	5,629	558	43,145
150-179 days past due	16,727	13,102	5,557	303	35,689
180 days or more past due	1,088	4,946	11,947	46	18,027
Total delinquent finance receivables	97,019	88,208	44,126	2,106	231,459
Current	3,456,829	1,932,945	588,796	53,522	6,032,092
30-59 days past due	53,361	61,992	22,377	1,272	139,002
Total	$3,607,209	$2,083,145	$655,299	$56,900	$6,402,553

December 31, 2013

Net finance receivables:
60-89 days past due	$28,504	$60,669	$97,567	$1,290	$188,030
90-119 days past due	22,804	47,689	68,190	1,017	139,700
120-149 days past due	18,780	33,671	55,222	757	108,430
150-179 days past due	14,689	26,828	45,158	740	87,415
180 days or more past due	938	3,579	356,766	173	361,456
Total delinquent finance receivables	85,715	172,436	622,903	3,977	885,031
Current	3,038,307	2,232,965	7,183,437	92,093	12,546,802
30-59 days past due	47,682	99,948	176,009	2,841	326,480
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

TDR net finance receivables (a)	$335,512	$1,380,223
Allowance for TDR finance receivable losses	$31,205	$176,455
Allowance as a percentage of TDR net finance receivables (b)	30.04%	12.78%
Number of TDR accounts	5,077	14,609

(a)	TDR net finance receivables at September 30, 2014 includes $231.6 million of TDR finance receivables held for sale.

(b)	Allowance ratio at September 30, 2014 reflects the higher proportion of real estate loans secured by second mortgages as a result of the real estate loan sales during the first nine months of 2014.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Real Estate Loans

Number of TDR accounts (a)	54	370	488	797
TDR net finance receivables (a) (b)	$2,788	$25,848	$31,465	$59,809

(a)
Number and amount of TDR net finance receivables for the three and nine months ended September 30, 2014 that defaulted during the previous 12 month period include 30 TDR accounts that were held for sale totaling $1.8 million.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

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

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $71.0 million as of September 30, 2014.

At September 30, 2014, we had $2.0 billion of cash and cash equivalents, and during the nine months ended September 30, 2014, SHI generated net income of $551.5 million. Our net cash inflow from operating and investing activities totaled $3.1 billion for the nine months ended September 30, 2014. At September 30, 2014, our remaining scheduled principal and interest payments for 2014 on our existing debt (excluding securitizations) totaled $483.8 million. As of September 30, 2014, we had $1.9 billion UPB of unencumbered personal loans and $713.2 million UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. On a historical accounting basis, our floating-rate debt represented 1% of our borrowings at September 30, 2014 and 8% at December 31, 2013.

LIQUIDITY

Operating Activities

Cash from operations decreased $158.2 million for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to one-time costs relating to the real estate sales transactions, partially offset by higher net interest income.

Investing Activities

Net cash provided by investing activities of $2.8 billion for the nine months ended September 30, 2014 was primarily due to the sales of finance receivables held for sale originated as held for investment during the first nine months of 2014. Net cash used for investing activities of $2.3 billion for the nine months ended September 30, 2013 reflected the purchase of the SpringCastle Portfolio on April 1, 2013.

Financing Activities

Net cash used for financing activities of $1.6 billion for the nine months ended September 30, 2014 was primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March 2014. Net cash provided by financing activities of $1.5 billion for the nine months ended September 30, 2013 was primarily due to the issuance of long-term debt associated with the securitization of the SpringCastle Portfolio in April 2013.

Liquidity Risks and Strategies

SFC’s credit ratings are non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•	our inability to grow or maintain our personal loan portfolio with adequate profitability;

•	the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•	the liquidation and related losses within our remaining real estate portfolio could result in reduced cash receipts;

•	potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans; and

•	the potential for disruptions in the debt and equity markets.

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to, or in some cases approval from, the Indiana Department of Insurance. The maximum amount of dividends that can be paid without prior approval in a 12 month period, measured retrospectively from the date of payment, is the greater of 10% of policyholders’ surplus as of the prior year-end, or the net gain from operations as of the prior year-end. On October 20, 2014,

Merit paid an ordinary dividend of $18.0 million to SFC that did not require prior approval, and Yosemite paid an extraordinary dividend of $57.0 million to SFC upon receiving prior approval. During the third quarter of 2013, our insurance subsidiaries paid $150.0 million of extraordinary dividends to SFC upon receiving prior approvals. In addition, effective July 31, 2013, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $57.8 million, upon receiving prior approval.

OUR DEBT AGREEMENTS

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2014, approximately $5.1 billion aggregate principal amount of senior notes, including $3.9 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350.0 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

As of September 30, 2014, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SFC’s financial results for the twelve months ended September 30, 2014, a mandatory trigger event did not occur with respect to the payment due in January 2015 as the tangible equity to tangible managed assets was 22.4% and the average fixed charge ratio was 1.11x.

Consumer Loan Securitization

In connection with the Sumner Brook 2013-VFN1 securitization, SFC is required to maintain an available cash covenant and a consolidated tangible net worth covenant. At September 30, 2014, SFC is in compliance with these covenants.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act. As of September 30, 2014, our structured financings consisted of the following:

(dollars in thousands)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations
SLFMT 2013-A	$567,880	$662,247	$567,880	$662,261	2.75%	Personal loans	2 years
SLFMT 2013-B	370,170	441,989	370,170	442,003	3.99%	Personal loans	3 years
SLFMT 2014-A	559,260	644,331	559,260	644,344	2.55%	Personal loans	2 years

Total consumer securitizations	1,497,310	1,748,567	1,497,310	1,748,608

SpringCastle Securitization
SCFT 2013-A	2,572,000	3,934,955	1,458,278	2,875,348	3.80%	Personal and junior mortgage loans	N/A

Total secured structured financings	$4,069,310	$5,683,522	$2,955,588	$4,623,956

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we completed one conduit securitization in 2014 and three conduit securitizations in 2013. At September 30, 2014, we had drawn $100 million under these facilities. Also, on October 3, 2014, the Co-Issuers repaid the SpringCastle 2013-A Notes using the proceeds from the sale of the SpringCastle 2014-A Notes. See Note 20 of the Notes to Condensed Consolidated Financial Statements for further information on this subsequent event.

Our 2013 and 2014 securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Weighted average interest rate	5.42%	5.33%	5.31%	5.57%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2014 or December 31, 2013, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during the first nine months of 2014. As of September 30, 2014, we had no repurchase activity related to these sales.

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

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “—Critical Accounting Policies and Estimates — Allowance for Finance Receivable Losses” in Part II, Item 7 of our 2013 Annual Report on Form 10-K for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses.

There have been no significant changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2014.

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
Trust Preferred Securities
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

Net interest income	interest income less interest expense
Recovery ratio	annualized recoveries on net charge-offs as a percentage of the average of net finance receivables at the beginning of each month in the period
Tangible equity	total equity less accumulated other comprehensive income or loss
Weighted average interest rate	annualized interest expense as a percentage of average debt
Yield	annualized finance charges as a percentage of average net receivables

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period. Based on their evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2013, described within the 2013 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of September 30, 2014.

We have developed a remediation plan for this material weakness, including enhancing our complement of resources with accounting and internal control knowledge through additional hiring and/or training to implement and perform additional controls over the initial and subsequent accounting for certain complex non-routine transactions. We are currently implementing this plan. When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described above. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 95 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF HOLDINGS, INC.
(Registrant)

Date:	November 14, 2014	By	/s/ Minchung (Macrina) Kgil
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

4.1
Indenture, dated as of October 3, 2014, among SpringCastle America Funding, LLC, SpringCastle Credit Funding, LLC, SpringCastle Finance Funding, LLC, Wilmington Trust, National Association, Springleaf Finance, Inc., Wells Fargo Bank, National Association, and U.S. Bank National Association. Incorporated by reference from Spring Holdings, Inc. Current Report on Form 8-K, dated October 6, 2014 (SEC Accession No. 0001104659-14-070339).

10.1
Springleaf Holdings, Inc. Annual Leadership Incentive Plan, dated July 31, 2014. Incorporated by reference from Exhibit (10.1) to Springleaf Holdings, Inc.’s Current Report on Form 8-K, dated August 4, 2014 (SEC Accession No. 0001584207-14-000014).

10.2 (a)
Commitment Letter, dated August 6, 2014, by and among Eighth Street Funding LLC, Eleventh Street Funding LLC, Twelfth Street Funding LLC, Fourteenth Street Funding LLC, Fifteenth Street Funding LLC, Seventeenth Street Funding LLC, Nineteenth Street Funding LLC, Springleaf Finance Corporation, and Credit Suisse (USA) Securities LLC.

10.3 (a)
Amended and Restated Commitment Letter, dated August 26, 2014, by and among Eighth Street Funding LLC, Eleventh Street Funding LLC, Twelfth Street Funding LLC, Fourteenth Street Funding LLC, Fifteenth Street Funding LLC, Seventeenth Street Funding LLC, Nineteenth Street Funding LLC, Springleaf Finance Corporation, and Credit Suisse (USA) Securities LLC.

10.4
Amendment No. 1 To Commitment Letter, dated September 30, 2014, by and among Eighth Street Funding LLC, Eleventh Street Funding LLC, Twelfth Street Funding LLC, Fourteenth Street Funding LLC, Fifteenth Street Funding LLC, Seventeenth Street Funding LLC, Nineteenth Street Funding LLC, Springleaf Finance Corporation, and Credit Suisse (USA) Securities LLC.

10.5 (a)	Mortgage Servicing Rights Purchase and Sale Agreement, dated August 1, 2014, by and among Springleaf Finance Corporation, MorEquity, Inc., and Nationstar Mortgage LLC.

10.6	Amendment No. 1 to Mortgage Servicing Rights Purchase and Sale Agreement, dated August 29, 2014, by and among Springleaf Finance Corporation, MorEquity, Inc., and Nationstar Mortgage LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Holdings, Inc.

32	Section 1350 Certifications

101 (b)
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive (Loss); (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_______________________________

(a)
The Company has requested confidential treatment with respect to portions of this exhibit. Those portions have been omitted from the exhibit and filed separately with the U.S. Securities and Exchange Commission.

(b)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities and Exchange Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.