Form 10-K
period 2014-12-31
Springleaf Holdings, Inc.
filed 2015-03-16
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of Springleaf Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2014 was $636,841,779.

At March 10, 2015, there were 115,058,245 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•
various risks relating to the proposed acquisition of OneMain Financial Holdings, Inc. (“OneMain”) from CitiFinancial Credit Company (the “Proposed Acquisition”), including in respect of the satisfaction of closing conditions to the Proposed Acquisition that are materially adverse to the business, financial condition or results of operations of the combined company;

•	unanticipated difficulties financing the purchase price;

•	unanticipated expenditures relating to the Proposed Acquisition;

•	uncertainties as to the timing of the closing of the Proposed Acquisition;

•	litigation relating to the Proposed Acquisition;

•	the impact of the Proposed Acquisition on each company’s relationships with employees and third parties;

•	the inability to obtain, or delays in obtaining, cost savings and synergies from the Proposed Acquisition and risks associated with the integration of the companies;

•
changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from our Consumer and Insurance segment;

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

PART I

Item 1. Business.

BUSINESS OVERVIEW

Springleaf Holdings, Inc. (“SHI” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” “the Company,” “we,” “us,” or “our”) is a leading consumer finance company providing responsible loan products to customers through our branch network and through our centralized operations. We have a nearly 100-year track record of high quality origination, underwriting and servicing of personal loans, primarily to non-prime consumers. Our deep understanding of local markets and customers, together with our proprietary underwriting process and data analytics, allow us to price, manage and monitor risk effectively through changing economic conditions. With an experienced management team, a strong balance sheet, proven access to the capital markets and strong demand for consumer credit, we believe we are well positioned for future growth.

We staff each of our branch offices with local, well-trained personnel who have significant experience in the industry and with Springleaf. Our business model revolves around an effective origination, underwriting, and servicing process that leverages each branch office’s local presence in these communities along with the personal relationships developed with our customers. Credit quality is also driven by our long-standing underwriting philosophy, which takes into account each prospective customer’s household budget, and his or her willingness and capacity to repay the loan. Our extensive network of branches and expert personnel is complemented by our centralized operations, which allows us to reach customers located outside our branch footprint and to more effectively process applications from customers within our branch footprint who prefer the convenience of online transactions.

In connection with our personal loan business, our two insurance subsidiaries offer our customers credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

We pursue strategic acquisitions of loan portfolios through our Springleaf Acquisitions division, which we service through our centralized operations. We also pursue fee-based opportunities in servicing loans for others through our centralized operations. See “Centralized Operations” for further information on our centralized servicing centers.

In addition, we, from time to time, pursue acquisitions of companies in the business of originating and servicing consumer loans or related products. As part of this strategy, on March 2, 2015, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with CitiFinancial Credit Company to acquire OneMain, which we refer to in this report as the “Proposed Acquisition” and is more fully described in Note 24 of the Notes to Consolidated Financial Statements in Item 8. The Proposed Acquisition is expected to close in the third quarter of 2015, although there can be no assurance that the Proposed Acquisition will close, or, if it does, when the actual closing will occur. At closing, the combined company is expected to have nearly $14 billion of net finance receivables and close to 2,000 branch offices across 43 states.

At December 31, 2014, we had $6.5 billion of net finance receivables due from over 1.2 million customer accounts.

SHI is a financial services holding company whose principal subsidiary is Springleaf Finance, Inc. (“SFI”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”), a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2014, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”).

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving the large and growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to the Federal Reserve Bank of New York, as of December 31, 2014, the U.S. consumer finance industry had grown to approximately $3.2 trillion of outstanding borrowings in the form of personal loans, vehicle loans and leases, credit cards, home equity lines of credit, and student loans. Furthermore, difficult economic conditions in recent years have resulted in an increase in the number of non-prime consumers in the United States.

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

We are one of the few remaining national participants in the consumer installment lending industry still servicing this large and growing population of non-prime customers. Our centralized operations, combined with the capabilities resident in our national branch system, provide an effective nationwide platform to efficiently and responsibly address this growing market of consumers. We believe we are, therefore, well-positioned to capitalize on the significant growth and expansion opportunity created by the large supply-demand imbalance within our industry.

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2014, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

Management considers Consumer and Insurance and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.” See Notes 1 and 22 of the Notes to Consolidated Financial Statements in Item 8 for more information about our segments.

CORE CONSUMER OPERATIONS

Consumer and Insurance

We originate and service secured and unsecured personal loans and offer voluntary credit insurance and related products through our branch network and our centralized operations. Personal loan origination and servicing, along with our insurance products, forms the core of our operations. Our branch operations include 831 branch offices in 26 states. In addition, our centralized support operations provide servicing support to branch operations.

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

Products and Services. Our personal loan portfolio comprises high yielding assets that have performed well through difficult market conditions. Our personal loans are typically fully amortizing, fixed rate, non-revolving loans frequently secured by titled personal property (such as automobiles), consumer goods, or other personal property.

In mid-June 2014, we launched our Direct Auto Loan Program to further expand our core product offerings and to better serve our customers’ needs. The new auto loan product offers a customized solution for our current and prospective customers to finance the purchase of a vehicle, pay off an existing auto loan with another lender, or use the equity in their auto to consolidate debt, make home improvements or receive cash. We offer the new auto loan product through our branch network and our centralized operations. In 2014, we utilized a new facility in Mendota Heights, Minnesota, to provide additional services on behalf of our branch operations, including the servicing of the new auto loan product.

The typical size of the auto secured loan is $6,000 - $20,000, with a maximum term of five years. The new auto loan product is secured by the customer’s automobile in all cases, compared to our personal loans, of which 49% were secured by titled personal property (primarily automobiles) at December 31, 2014. We report the new auto loan product in our core personal loans, which are included in our Core Consumer Operations. At December 31, 2014, we had over 19,000 auto loans totaling $237.8 million.

We write the following types of credit insurance policies covering our customers and the property pledged as collateral through products that we offer to our customers:

•
Credit life insurance — Insures the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provides for payment to the lender of the finance receivable in the event of the borrower’s death.

•	Credit accident and health insurance — Provides scheduled monthly loan payments to lender during borrower’s disability due to illness or injury.

•	Credit involuntary unemployment insurance — Provides scheduled monthly loan payments to the lender during borrower’s involuntary unemployment.

•	Credit-related property and casualty insurance — Written to protect the value of property pledged as collateral for the finance receivable.

A borrower’s purchase of credit life, credit accident and health, credit-related property and casualty, or credit involuntary unemployment insurance is voluntary, with the exception of lender placed property damage coverage for property pledged as collateral.

We also offer non-credit insurance policies, which are primarily traditional level term life policies with very limited underwriting. The purchase of this coverage is also voluntary.

In addition, we offer auto security membership plans of an unaffiliated company. We have no risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this ancillary product in other revenues — other. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer on the ancillary product.

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

Our centralized operations allow us to reach customers located outside our branch footprint and to more effectively process applications for customers within our branch footprint who prefer the convenience of online transactions. We believe this provides us a significant opportunity to grow our customer base, loan portfolio and finance charges. If a customer applies online and is located near an existing branch, we request, though do not require, that the customer visit the branch to meet with one of our employees, who will close and fund the loans. Loans closed in a branch office are serviced by that branch. This approach provides the branches with an additional source of customers who are located close to a branch, but who prefer the convenience of applying online or during hours when the branches are not open. We also believe that this approach will enable us to leverage our branch network to offer additional products and services, including insurance products, and to help maintain the credit quality of the loans we source online.

We use search engine optimization, banner advertisements and email campaigns to attract new customers through the internet. We also have entered into agreements with other internet loan originators to purchase leads for potential customers seeking loans. Our e-signature capabilities facilitate our online lending products. Customers who are approved for loans through our centralized operations also have the added convenience of receiving the loan funds through an automated clearinghouse (“ACH”) direct deposit into their bank accounts. These loans are serviced by our centralized operations.

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

Through our merchant referral program, merchants refer their customers to us and we originate a loan directly to the merchant’s customers to facilitate a retail purchase. We believe this approach allows us to apply our proprietary underwriting standards to these loans rather than relying on the merchant’s underwriting standards. In addition, it gives us direct access to the customer, which gives our branches the opportunity to build a relationship with the customer that could lead to opportunities to offer additional products and services, including insurance products. Our branch employees are actively soliciting new relationships with merchants in their communities, and we believe that this referral program provides us with a significant opportunity to grow our customer base and increase our finance receivables revenue.

We market our insurance products to eligible finance receivable customers through both our branch network and our centralized operations. This allows us to benefit from the customer base underlying our consumer loan business, which significantly reduces the marketing expenses that are typically borne by insurance companies. In addition, the overhead costs of our consumer and insurance businesses are shared.

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

Account Servicing. The account servicing and collection processing for our personal loans are generally handled at the branch office where the personal loans were originated, or in our centralized service centers. All servicing and collection activity is conducted and documented on the Customer Lending and Solicitation System (“CLASS”), a proprietary system which logs and maintains, within our centralized information systems, a permanent record of all transactions and notations made with respect to the servicing and/or collection of a personal loan and is also used to assess a personal loan application. CLASS permits all levels of branch office management to review on a daily basis the individual and collective performance of all branch offices for which they are responsible.

Acquisitions and Servicing

We pursue strategic acquisitions of loan portfolios through our Springleaf Acquisitions division, which we service through our centralized operations. As part of this strategy, on April 1, 2013, we acquired the SpringCastle Portfolio through a joint venture in which we own a 47% equity interest and which we consolidate in our financial statements. The SpringCastle Portfolio consists of unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). These loans are in a liquidating status and vary in form and substance from our originated loans. We assumed the direct servicing obligations for these loans in September 2013. At December 31, 2014, the SpringCastle Portfolio included over 277,000 of acquired loans, representing $2.0 billion in net finance receivables.

NON-CORE PORTFOLIO

Since we ceased real estate lending in January 2012, our real estate loans are in a liquidating status. In 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our non-core real estate loans. At December 31, 2014, our real estate loans held for investment totaled $625.3 million and comprised less than 10% of our net finance receivables. Real estate loans held for sale totaled $205.0 million at December 31, 2014.

CENTRALIZED OPERATIONS

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•	mail and telephone solicitations;

•	payment processing;

•	originating “out of footprint” loans;

•	servicing of delinquent real estate loans and certain personal loans;

•	bankruptcy process for Chapter 7, 11, 12 and 13 loans;

•	litigation requests for wage garnishments and other actions against borrowers;

•	collateral protection insurance tracking;

•	repossessing and re-marketing of titled collateral; and

•	charge-off recovery operations.

We began utilizing a new servicing facility in Mendota Heights, Minnesota, in May, 2014, and in February, 2015, we established a new servicing facility in Tempe, Arizona. We believe these newly added facilities, along with the London, Kentucky, facility and the offices in Evansville, Indiana, position us for additional portfolio purchases or fee-based servicing, as well as additional flexibility in the servicing of our lending products.

OPERATIONAL CONTROLS

We control and monitor our businesses through a variety of methods including the following:

•	Our operational policies and procedures standardize various aspects of lending and collections.

•
Our branch finance receivable systems control amounts, rates, terms, and fees of our customers’ accounts; create loan documents specific to the state in which the branch office operates or to the customer’s location if the loan is made electronically through our centralized operations; and control cash receipts and disbursements.

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

•
Our compliance department assesses our compliance with federal and state laws and regulations, as well as our compliance with our internal policies and procedures; oversees compliance training to ensure employees have a sufficient level of understanding of the laws and regulations that impact their job responsibilities; and manages our regulatory examination process.

•	Our executive office of customer care maintains our consumer complaint resolution and reporting process.

•	Our internal audit department audits our business for adherence to operational policy and procedure and compliance with federal and state laws and regulations.

REGULATION

Federal Laws

Various federal laws and regulations govern loan origination, servicing and collections, including:

•	the Dodd-Frank Act;

•	the Equal Credit Opportunity Act (prohibits discrimination against creditworthy applicants) and the Consumer Financial Protection Bureau (“CFPB”) Regulation B, which implements this Act;

•	the Fair Credit Reporting Act (governs the accuracy and use of credit bureau reports);

•	the Truth in Lending Act (governs disclosure of applicable charges and other finance receivable terms) and the CFPB’s Regulation Z, which implements this Act;

•	the Fair Debt Collection Practices Act;

•	the Gramm-Leach-Bliley Act (governs the handling of personal financial information) and CFPB Regulation P, which implements this Act;

•	the Servicemembers Civil Relief Act, which can impose limitations on the servicer’s ability to collect on a loan originated with an obligor who is on active duty status and up to 9 months thereafter;

•	the Real Estate Settlement Procedures Act and the CFPB’s Regulation X (both of which regulate the making and servicing of certain loans secured by real estate);

•	the Federal Trade Commission’s Consumer Claims and Defenses Rule, also known as the “Holder in Due Course” Rule; and

•	the Federal Trade Commission Act.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. This law and the regulations promulgated under it are likely to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that became effective January 10, 2014 and are applicable to a substantial portion of the portfolio serviced by or for Springleaf. The CFPB has significant authority to implement and enforce Federal consumer finance laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls.

The CFPB has supervisory, examination and enforcement authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as any nonbank that it has reasonable cause to determine has engaged or is engaging in conduct that poses risks to consumers with regard to consumer financial products or services. In addition to the authority to bring nonbanks under the CFPB’s supervisory authority based on risk determinations, the CFPB also has authority under the Dodd-Frank Act to supervise nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including, mortgage originators, brokers and servicers) and payday lenders. Currently, the CFPB has supervisory authority over us with respect to mortgage servicing and mortgage origination, which allows the CFPB to conduct an examination of our mortgage servicing practices and our prior mortgage origination practices. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. We expect to be designated as a “larger participant.” The CFPB has published proposed regulations for “larger participants” in the market of auto finance. If those regulations are adopted as proposed, we would be a larger participant in the market of auto finance.

In addition to its supervision and examination authority, the CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. After the effective date of the CFPB’s new mortgage servicing regulations, Springleaf received a request from the CFPB for information on Springleaf’s servicing of residential mortgage loans. The primary purpose of this limited review was to assess elements of Springleaf’s compliance with a specific section of the new rules, which covers general servicing policies, procedures, and requirements.

The CFPB also has enforcement authority and is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws (including the CFPB’s own rules). The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more states attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on us or our business. The CFPB has actively utilized this enforcement authority against financial institutions and financial service providers, including the imposition of significant monetary penalties and orders for restitution and orders requiring mandatory changes to compliance policies and procedures, enhanced oversight and control over affiliate and third-party vendor agreements and services and mandatory review of business practices, policies and procedures by third-party auditors and consultants. If, as a result of an examination, the CFPB were to conclude that our loan origination or servicing activities violate applicable law or regulations, we could be subject to a formal or informal enforcement action. Formal enforcement actions are generally made public, which carries reputational risk. We have not been notified of any planned examinations or enforcement actions by the CFPB.

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are created, transferred, sold, or conveyed through issuance of asset-backed securities with an exception for securitizations that are wholly composed of “qualified residential mortgages.” On December 24, 2014, the Federal agencies published in the Federal Register the final rule implementing the risk retention requirements of Section 941 of the Dodd Frank Act, with an effective date of February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages is required beginning December 24, 2015. Compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. Moreover, the Securities and Exchange Commission (the “SEC”) has proposed significant changes to Regulation AB, including, among other requirements, that issuers and underwriters make any third-party due diligence reports on asset-backed securities publicly available. This could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities. Many of these regulations will be phased in over the next year or a longer period. Once implemented, the risk retention requirement may limit our ability to securitize loans and impose on us additional compliance requirements to meet origination and servicing criteria for qualified residential mortgages. The impact of the risk retention rule on the asset-backed securities market is uncertain.

State Laws

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

These additional state laws and regulations, under which we conduct a substantial amount of our lending business, generally:

•
provide for state licensing and periodic examination of lenders and loan originators, including state laws adopted or amended to comply with licensing requirements of the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) (which, in some states, requires licensing of individuals who perform real estate loan modifications);

•	require the filing of reports with regulators;

•	impose maximum term, amount, interest rate, and other charge limitations;

•	regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•	provide for additional consumer protections.

There is a clear trend of increased state regulation on loan origination, servicing and collection, as well as more detailed reporting, more detailed examinations, and coordination of examinations among the states.

State authorities also regulate and supervise our insurance business. The extent of such regulation varies by product and by state, but relates primarily to the following:

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

COMPETITION

We operate primarily in the consumer installment lending industry focusing on the non-prime customer. As of December 31, 2014, Springleaf and OneMain each maintained a national footprint (defined as 500 or more branches and receivables over $2 billion) of brick and mortar branches. As a result of the Proposed Acquisition, the combined company will have approximately 2.5 million customers and nearly 2,000 branch offices.

In addition, there are a large number of local, regional and internet competitors in the consumer installment lending industry serving the large and growing population of non-prime customers. We also compete with a large number of other types of financial institutions within our geographic footprint and over the internet, including community banks and credit unions, that offer similar products and services. We believe that competition between consumer installment lenders occurs primarily on the basis of price, speed of service, flexibility of loan terms offered, and the quality of customer service provided.

We believe that we possess several competitive strengths that position us to capitalize on the significant growth and expansion opportunity created by the large supply-demand imbalance within our industry, and to compete effectively with other lenders in our industry. The capabilities resident in our national branch system provide us with a proven distribution channel for our personal loan and insurance products, allowing us to provide same-day fulfillment to approved customers and giving us a distinct competitive advantage over many industry participants who do not have—and cannot replicate without significant investment—a similar footprint. Our centralized operations also enhance our nationwide footprint by allowing us to serve customers that reside outside of our branch footprint. We utilize a rigorous underwriting process that is supported by proprietary technology, data analytics and decisioning tools, which we have developed through significant investment and which enhance the quality of our lending and servicing processes. In addition, our high-touch relationship-based servicing model is a major contributor to our superior loan performance, and distinguishes us from our competitors.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Item 7 for discussion of our seasonal trends.

EMPLOYEES

As of December 31, 2014, we had 5,030 employees.

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

Also, certain geographic concentrations of our loan portfolio may occur or increase as we adjust our risk and loss tolerance and strategy to achieve our profitability goals. Any geographic concentration may expose us to an increased risk of loss if that geographic region experiences higher unemployment rates than average, natural disasters, weak economic conditions, or other adverse economic factors that disproportionately affect that region.

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

We believe that our future success depends on our ability to implement our growth strategy, the key feature of which has been to shift our primary focus to originating consumer loans as well as acquiring portfolios of consumer loans and/or companies in the business of originating and servicing consumer loans or related products. In connection with this revised focus, we have also recently expanded into internet lending through our centralized operations.

We may not be able to implement our new strategy successfully, and our success depends on a number of factors, including, but not limited to, our ability to:

•
address the risks associated with our new focus on personal (including auto) loan receivables, including, but not limited to consumer demand for finance receivables, and changes in economic conditions and interest rates;

•
address the risks associated with the new centralized method of originating and servicing our internet loans through our centralized operations, which represents a departure from our traditional high-touch branch- based servicing function and includes the potential for higher default and delinquency rates;

•	integrate, and develop the expertise required to capitalize on, our centralized operations;

•	obtain regulatory approval in connection with our internet lending;

•	obtain regulatory approval in connection with the acquisition of consumer loan portfolios and/or companies in the business of selling consumer loans or related products;

•
comply with regulations in connection with doing business and offering loan products over the internet, including various state and federal e-signature rules mandating that certain disclosures be made and certain steps be followed in order to obtain and authenticate e-signatures, with which we have limited experience;

•	successfully source, underwrite and integrate new acquisitions of loan portfolios and other businesses; and

•	successfully integrate OneMain if the Proposed Acquisition is completed.

In order for us to realize the benefits associated with our new focus on originating and servicing consumer loans and grow our business, we must implement our strategic objectives in a timely and cost-effective manner as well as anticipate and address any risks to which we may become subject. In any event, we may not realize these benefits for many years, or our competitors may introduce more compelling products, services or enhancements. If we are not able to realize the benefits, or if we do not do so in a timely manner, our results of operations, financial condition and liquidity could be negatively affected which would have a material adverse effect on business.

There are risks associated with the acquisition of large loan portfolios, including the possibility of increased delinquencies and losses, difficulties with integrating the loans into our servicing platform and disruption to our ongoing business, which could have a material adverse effect on our results of operations, financial condition and liquidity.

We may acquire large portfolios of finance receivables in the future either through the direct purchase of such assets or the purchase of the equity of a company with such a portfolio. An example is the Proposed Acquisition. Since we will not have originated or serviced the loans we acquire, we may not be aware of legal or other deficiencies related to origination or servicing, and our review of the portfolio prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the portfolio.

The ability to integrate and successfully service newly acquired loan portfolios will depend in large part on the success of our development and integration of expanded servicing capabilities, including additional personnel. We may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer, or is more costly, than expected. Our failure to meet the challenges involved in successfully integrating the acquired portfolios with our current business or otherwise to realize any of the anticipated benefits of the transaction, could impair our operations. In addition, the integration of future large portfolio acquisitions are complex, time-consuming and expensive processes that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties we may encounter during the integration process with future acquisitions include, but are not limited to, the following:

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

For example, in some cases loan files and other information (including servicing records) may be incomplete or inaccurate. If our employees are unable to access customer information easily, or if we are unable to produce originals or copies of documents or accurate information about the loans, collections could be affected significantly, and we may not be able to enforce our right to collect in some cases. Similarly, collections could be affected by any changes to our collection practices, the restructuring of any key servicing functions, transfer of files and other changes that would result from our assumption of the servicing of the acquired portfolios.

The anticipated benefits and synergies of our future acquisitions will assume a successful integration, and will be based on projections, which are inherently uncertain, as well as other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

There are risks associated with our ability to expand our centralized loan servicing capabilities through integration of the servicing facilities in Mendota Heights, Minnesota, and Tempe, Arizona, which could have a material adverse effect on our results of operations, financial condition and liquidity.

A key part of our efforts to expand our centralized loan servicing capacity will depend in large part on the success of management’s efforts to integrate the Minnesota and Arizona servicing facilities with our current operations. We may fail to realize some or all of the anticipated benefits of these facilities if the integration process takes longer, or is more costly, than expected. Our failure to meet the challenges involved in successfully integrating these facilities with our current business or otherwise to realize any of the anticipated benefits could impair our operations. In addition, the integration is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business. Potential difficulties we may encounter during the integration process may include, but are not limited to, the following:

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

Changing market conditions, including but not limited to, changes in interest rates, the availability of credit, the relative economic vitality of the area in which our borrowers and their assets are located, changes in tax laws, other opportunities for investment available to our customers, homeowner mobility, and other economic, social, geographic, demographic, and legal factors beyond our control, may affect the rates at which our borrowers prepay their loans. Generally, in situations where prepayment rates have slowed, the weighted-average life of our finance receivables has increased. Any increase in interest rates may further slow the rate of prepayment for our finance receivables, which could adversely affect our liquidity by reducing the cash flows from, and the value of, the finance receivables we hold for sale or utilize as collateral in our secured funding transactions.

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

We have sold $6.4 billion of our legacy real estate portfolio in 2014 and have securitized $1.9 billion of our consumer loan portfolio and all of the SpringCastle Portfolio at December 31, 2014. The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if:

•	our representations and warranties concerning the quality and characteristics of the finance receivable are inaccurate;

•	there is borrower fraud; and

•	we fail to comply, at the individual finance receivable level or otherwise, with regulatory requirements in connection with the origination and servicing of the finance receivables.

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

The risk of loss on the finance receivables that we have securitized is recognized in our allowance for finance receivable losses since all of our consumer loan securitizations are recorded on-balance sheet. If we are required to indemnify purchasers or repurchase finance receivables that we sell that result in losses that exceed our reserve for sales recourse, or recognize losses on securitized finance receivables that exceed our recorded allowance for finance receivable losses associated with our securitizations, this could adversely affect our results of operations, financial condition and liquidity.

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

In the normal course of business, from time to time, we have been named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including large punitive damage awards in certain jurisdictions that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our results of operations, financial condition and liquidity.

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

Current and proposed regulation related to consumer privacy, data protection and information security could increase our costs.

We are subject to a number of federal and state consumer privacy, data protection, and information security laws and regulations. For example, we are subject to the federal Gramm-Leach-Bliley Act, which governs the use of personal financial information by financial institutions. Moreover, various federal and state regulatory agencies require us to notify customers in the event of a security breach. Federal and state legislators and regulators are increasingly pursuing new guidance, laws, and regulation. Compliance with current or future customer privacy, data protection, and information security laws and regulations could result in higher compliance, technology or other operating costs. Any violations of these laws and regulations may require us to change our business practices or operational structure, and could subject us to legal claims, monetary penalties, sanctions, and the obligation to indemnify and/or notify customers or take other remedial actions.

Significant disruptions in the operation of our information systems could have a material adverse effect on our business.

Our business relies heavily on information systems to deliver products and services to our customers, and to manage our ongoing operations. These systems may encounter service disruptions due to system, network or software failure, security breaches, computer viruses, natural disasters or other reasons. There can be no assurance that our policies and procedures addressing these issues will adequately address the disruption. A disruption could impair our ability to offer and process consumer loans, provide customer service, perform collections activities or perform other necessary business activities, which could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

Security breaches in our information systems, in the information systems of third parties or in our branches, central servicing facilities, or our internet lending platform could adversely affect our reputation and could subject us to significant costs and regulatory penalties.

Our operations rely heavily on the secure processing, storage and transmission of confidential customer and other information in our computer systems and networks. Our branch offices and centralized servicing centers, as well as our administrative and executive offices, are part of an electronic information network that is designed to permit us to originate and track finance receivables and collections, and perform several other tasks that are part of our everyday operations. Our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code that could result in disruption to our business, or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in our cyber security, including any failure of our back-up systems or failure to maintain adequate security surrounding customer information, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our finance receivable products. Further, any of these cyber security and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with clients, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. Although we have insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success and, in particular, the success of our centralized operations, will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology- driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition and liquidity.

We could face environmental liability and costs for damage caused by hazardous waste (including the cost of cleaning up contaminated property) if we foreclose upon or otherwise take title to real estate pledged as collateral.

If a real estate loan goes into default, we start foreclosure proceedings in appropriate circumstances, which could result in our taking title to the mortgaged real estate. We also consider alternatives to foreclosure, such as “short sales,” where we do not take title to mortgaged real estate. There is a risk that toxic or hazardous substances could be found on property after we take title. In addition, we own certain properties through which we operate our business, such as the buildings at our headquarters, and the servicing facility in London, Kentucky acquired on September 1, 2013. As the owner of any property where hazardous waste is present, we could be held liable for clean-up and remediation costs, as well as damages for any personal injuries or property damage caused by the condition of the property. We may also be responsible for these costs if we are in the chain of title for the property, even if we were not responsible for the contamination and even if the contamination is not discovered until after we have sold the property. Costs related to these activities and damages could be substantial. Although we have policies and procedures in place to investigate properties for potential hazardous substances before taking title to properties, these reviews may not always uncover potential environmental hazards.

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

Since terminating our real estate lending business at the beginning of 2012, which historically accounted for in excess of 50% of the interest income of our business, and ceasing retail sales purchases, we have been liquidating these legacy portfolios. In 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our non-core real estate loans. Consequently, as of December 31, 2014 our real estate loans held for investment and held for sale totaled $625.3 million and $205.0 million, respectively. Due to the fact that we are no longer able to offer our remaining legacy real estate lending customers the same range of loan restructuring alternatives in delinquency situations that we may historically have extended to them, such customers may be less able, and less likely, to repay their loans.

Moreover, if we fail to realize the anticipated benefits of the restructuring of our business and associated liquidation of our legacy portfolios, we may experience an adverse effect on our results of operations, financial condition and liquidity.

We are not able to track the default status of the senior lien loans for our second mortgages if we are not the holder of the senior loan.

Second mortgages constituted 64% of our real estate loans as of December 31, 2014. In instances where we hold the second mortgage, either we or another creditor holds the first mortgage on the property, and our second mortgage is subordinate in right of payment to the first mortgage holder’s right to receive payment. If we are not the holder of the related first mortgage, we are not able to track the default status of a first mortgage for our second mortgages. In such instances, the value of our second mortgage may be lower than our records indicate and the provisions we maintain for finance receivable losses associated with such second mortgages may be inadequate.

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

We are also subject to potential enforcement, supervisions and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Any such actions could subject us to civil money penalties, customer remediation and increased compliance costs, as well as damage our reputation and brand and could limit or prohibit our ability to offer certain products and services or engage in certain business practices.

The Department of Defense has proposed changes to the regulations that have been promulgated as a result of the Military Lending Act. If the changes are adopted, we would be subject to the limitations of the Military Lending Act, which places a 36% limitation on all fees, charges, interest rate and credit and non-credit insurance premiums for loans made to members of the military or their dependents.

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

The enactment of the Dodd-Frank Act and the creation of the CFPB significantly increases our regulatory costs and burdens.

The Dodd-Frank Act was adopted in 2010. This law, and the regulations already promulgated and to be promulgated under it, affect our operations in terms of increased oversight of financial services products by the CFPB, and the imposition of restrictions on the allowable terms for certain consumer credit transactions. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations, and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. Further, state attorneys general and state regulators are authorized to bring civil actions to enforce certain consumer protection provisions of the Dodd-Frank Act. The Dodd-Frank Act and accompanying regulations are being phased in over time, and while some regulations have been promulgated, many others have not yet been proposed or finalized. We cannot predict the terms of all of the final regulations, their intended consequences or how such regulations will affect us or our industry.

The CFPB currently has supervisory authority over our real estate servicing activities, and likely will have supervisory authority over our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. The CFPB recently finalized mortgage servicing regulations that became effective in January 2014, which makes it more difficult and expensive to service mortgages. In addition, the Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. The CFPB has published proposed regulations for “larger participants” in the market of auto finance. If those regulations are adopted as proposed, we would be a larger participant in the market of auto finance. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things. See “Business—Regulation” for further information on the CFPB.

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

Our use of third-party vendors is subject to increasing regulatory attention.

Recently, the CFPB and other regulators have issued regulatory guidance that has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third-party vendor relationships, thus increasing the scope of management involvement and decreasing the benefit that we receive from using third-party vendors. Moreover, if our regulators conclude that we have not met the heightened standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have an adverse effect on our business, financial condition and operating results.

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

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are transferred, sold, or conveyed through issuance of asset-backed securities. Moreover, the SEC has proposed significant changes to Regulation AB, which, if adopted in their present form, could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities. The SEC also has proposed rules that would require issuers and underwriters to make any third-party due diligence reports on asset-backed securities publicly available. These changes could result in additional costs or limit our ability to securitize loans.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in Item 1.

Investment Company Act considerations could affect our method of doing business.

We intend to conduct our business operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). We are a holding company that conducts its businesses primarily through wholly owned subsidiaries and are not an investment company because our subsidiaries are primarily engaged in the non-investment company business of consumer finance. Certain of our subsidiaries rely on exemptions from registration as an investment company, including pursuant to Sections 3(c)(4) and 3(c)(5) of the Investment Company Act. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our subsidiaries’ qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. The SEC recently solicited public comment on a wide range of issues relating to certain exemptions from the Investment Company Act, including the nature of real estate or real estate related assets that qualify for purposes of certain exemptions. There can be no assurance that the laws and regulations governing the Investment Company Act status of real estate or real estate related assets or SEC guidance regarding Investment Company Act exemptions for real estate assets will not change in a manner that adversely affects our operations. If we fail to qualify for an exemption or exception from the Investment Company Act in the future, we could be required to restructure our activities or the activities of our subsidiaries, which could negatively affect us. In addition, if we or one or more of our subsidiaries fail to maintain compliance with the applicable exemptions or exceptions and we do not have another basis available to us on which we may avoid registration, and we were therefore required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons, holdings, and other matters, which could have an adverse effect on us.

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

The U.S. Government has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding residential real estate loan foreclosures. In third quarter 2009, our subsidiary, MorEquity, Inc. (“MorEquity”) entered into a Commitment to Purchase Financial Instrument and Servicer Participation Agreement with the Federal National Mortgage Association as financial agent for the United States Department of the Treasury, which provides for participation in HAMP. On February 1, 2011, MorEquity entered into subservicing agreements for the servicing of its real estate loans with Nationstar Mortgage LLC (“Nationstar”). Loans subserviced by Nationstar and servicers for certain securitized loans that are eligible for modification pursuant to HAMP guidelines are subject to HAMP. We also have implemented proprietary real estate loan modification programs in order to help customers in our branch segment remain current on their loans and avoid foreclosure. HAMP, our proprietary loan modification programs and other existing or future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our existing portfolio and the assets we acquire in the future.

RISKS RELATED TO THE PROPOSED ACQUISITION

Failure to complete the Proposed Acquisition could negatively affect our share price, future business and financial results.

Completion of the Proposed Acquisition is not assured and is subject to risks, including the risks that necessary regulatory approvals and clearances will not be obtained or that other closing conditions will not be satisfied. If the Proposed Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

•	having to pay certain significant transaction costs relating to the Proposed Acquisition without receiving the benefits of the Proposed Acquisition;

•	our share price may decline to the extent that the current market prices reflect an assumption by the market that the Proposed Acquisition will be completed;

•	we may be subject to litigation related to any failure to complete the Proposed Acquisition; and

•
if the Proposed Acquisition fails to close as a result of our failure to obtain antitrust approvals for, or resolve any objections of antitrust authorities to, the Proposed Acquisition, we will be required to pay the Seller a termination fee of $212.5 million.

Delays in completing the Proposed Acquisition may substantially reduce the expected benefits of the Proposed Acquisition.

Satisfying the conditions to, and completion of, the Proposed Acquisition may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed (including those imposed by governmental entities in order to approve the Proposed Acquisition) in order to complete the Proposed Acquisition may materially adversely affect the synergies and other benefits that we expect to achieve from the Proposed Acquisition and the integration of our businesses. In addition, we and OneMain each have the right to terminate the Stock Purchase Agreement if the Proposed Acquisition is not completed by March 2, 2016, subject to extension by either party for three months if any required antitrust or state consumer finance or insurance regulatory approvals have not been obtained.

We have agreed to take all action (including the divestiture, licensing or holding separate of assets) as may be necessary to resolve any antitrust objections to the Proposed Acquisition by governmental entities, except we will not be required to commit or agree to divest, license or hold separate assets of the Company and/or OneMain that account for more than $677 million in aggregate revenue of the Company and/or OneMain, as the case may be, for the twelve months ended December 31, 2014. Divestitures or licensing of assets can be time consuming and may delay or prevent completion of the Proposed Acquisition. Because potential buyers will likely be aware of the circumstances of the sale or license, these assets could be sold or licensed at prices or rates lower than their fair market value.

We will incur substantial transaction fees and costs in connection with the Proposed Acquisition.

We expect to incur a significant amount of non-recurring expenses in connection with the Proposed Acquisition, including legal, accounting and other expenses. In general, these expenses are payable by us whether or not the Proposed Acquisition is completed. Additional unanticipated costs may be incurred following consummation of the Proposed Acquisition in the course of the integration of our businesses and the business of OneMain. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

In connection with the Proposed Acquisition, we may incur indebtedness that could have important consequences for our business and any investment in our securities.

We are obligated to complete the Proposed Acquisition whether or not we consummate any related financing transactions. If we do incur debt in connection with the Proposed Acquisition, the incurrence of such indebtedness could have important consequences for our business and any investment in our securities, including increased risks related to our indebtedness. See “Risks Related to Our Indebtedness” for a discussion of the risks related to our indebtedness.

In addition, OneMain currently has a significant amount of indebtedness. The indenture governing OneMain’s unsecured debt contains a number of restrictive covenants that impose significant operating and financial restrictions on OneMain and may limit our ability to integrate OneMain’s operations, including, but not limited to, restrictions on OneMain’s ability to:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	make dividend payments or distributions on or purchases of OneMain’s equity interests;

•	make other restricted payments or investments;

•	create certain liens;

•	make certain dispositions of assets;

•	engage in certain transactions with affiliates;

•	sell securities of our subsidiaries;

•	create restrictions on OneMain’s restricted subsidiaries’ ability to pay dividends or make other payments; and

•	merge, consolidate or sell all or substantially all of OneMain’s properties and assets.

We and OneMain will be subject to various uncertainties while the Proposed Acquisition is pending that could adversely affect our financial results or the anticipated benefits of the Proposed Acquisition.

Uncertainty about the effect of the Proposed Acquisition on counterparties to contracts, employees and other parties may have an adverse effect on us or the anticipated benefits of the Proposed Acquisition. These uncertainties could cause contract counterparties and others who deal with us or OneMain to seek to change existing business relationships with us or OneMain, and may impair our and OneMain’s ability to attract, retain and motivate key personnel until the Proposed Acquisition is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to completion of the Proposed Acquisition, as our employees and prospective employees, and the employees and prospective employees of OneMain, may experience uncertainty about their future roles with us following the Proposed Acquisition.

The pursuit of the Proposed Acquisition and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results prior to and/or following the completion of the Proposed Acquisition and could limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Proposed Acquisition or termination of the Stock Purchase Agreement.

Our assets, liabilities or results of operations could be adversely affected by known or unknown or unexpected events, conditions or actions that might occur at OneMain prior to the closing of the Proposed Acquisition.

The OneMain assets, liabilities, business, financial condition, cash flows, operating results and prospects to be acquired or assumed by us by reason of the Proposed Acquisition could be adversely affected before or after the Proposed Acquisition closing as a result of known or previously unknown events or conditions occurring or existing before the Proposed Acquisition closing. Adverse changes in OneMain’s business or operations could occur or arise as a result of actions by OneMain, legal or regulatory developments including the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions, and other factors both within and beyond the control of OneMain. A significant decline in the value of OneMain assets to be acquired by us or a significant increase in OneMain liabilities to be assumed by us could adversely affect our future business, financial condition, cash flows, operating results and prospects following the completion of the Proposed Acquisition.

If completed, the Proposed Acquisition may not achieve its intended results, and we may be unable to successfully integrate our and OneMain’s operations.

We entered into the Stock Purchase Agreement with the expectation that the Proposed Acquisition will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the Proposed Acquisition is subject to a number of uncertainties, including whether our business and the business of OneMain can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the Proposed Acquisition. There may be increased risk due to integrating financial reporting and internal control systems. Difficulties in combining operations of the two companies could also result in the loss of contract counterparties or other persons with whom we or OneMain conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or OneMain conduct business. Our results of operations following the Proposed Acquisition could also be adversely affected by any issues attributable to either company's operations that arise or are based on events or actions that occur prior to the closing of the Proposed Acquisition. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits, expense savings and synergies will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

In addition, pursuant to the terms of the Stock Purchase Agreement, if consumer finance regulatory approvals are received in states representing ninety percent of all OneMain loans and all of the other conditions to the Proposed Acquisition closing have been satisfied, then, at the Seller’s option and subject to certain requirements and limitations, the parties will be obligated to effect the closing and we will be required to pay the full purchase price. If this occurs, certain arrangements will need to be put in place to permit the closing, which could result in a disruption of OneMain’s operations and adversely affect our financial condition or results of operation.

After the closing of the Proposed Acquisition, we will be reliant on the Seller to provide certain operational services and support to OneMain, and a failure by Seller to perform such services could materially increase our costs or disrupt our business, which could adversely affect our financial condition and results of operations.

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

We currently have a significant amount of indebtedness. As of December 31, 2014, we had $8.4 billion of indebtedness outstanding (including securitizations and secured indebtedness). Interest expense on our indebtedness was $734.0 million in 2014. There can be no assurance that we will be able to repay or refinance our debt in the future.

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

SFC’s indenture and certain of SFC’s notes contain a covenant that limits SFC’s and its subsidiaries’ ability to create or incur liens. These restrictions do not generally apply to us or SFI and its subsidiaries. The restrictions may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

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

•	the potential for downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;

•	our ability to finance the Proposed Acquisition;

•	our ability to comply with our debt covenants;

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

Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans that are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•	our inability to grow our personal loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;

•	our inability to monetize assets including, but not limited to, our access to debt and securitization markets;

•	our inability to obtain the additional necessary funding to finance the Company’s operations after the Proposed Acquisition;

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

•
the potential for increasing costs and difficulty in servicing our loan portfolio as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;

•	reduced cash receipts as a result of the liquidation of our real estate loan portfolio;

•	the potential for additional unforeseen cash demands or accelerations of obligations;

•	reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•	the potential for declines in bond and equity markets; and

•	the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans.

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

Each of Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), and Fitch, Inc. (“Fitch”) rates SFC’s debt. As of December 31, 2014, SFC’s long term corporate debt rating was rated B with a stable outlook by S&P, B with a stable outlook by Fitch and B2 with a stable outlook by Moody’s. As a result of the announcement on March 3, 2015 relating to the Proposed Acquisition, each of the rating agencies changed SFC’s ratings from a stable outlook to a negative watch. Currently, no other Springleaf entity has a corporate debt rating, though they may be rated in the future. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

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

Although we have successfully completed a number of securitizations since 2012, the securitization market remains constrained, and we can give no assurances that we will be able to complete additional securitizations.

SFC currently acts as servicer with respect to its consumer loan securitization trusts and related series of asset-backed securities. If SFC defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and SFC could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could have materially adverse consequences on our liquidity and cost of funds.

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

Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding residential mortgage-backed securities or other asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act and the Investment Company Act, may affect the type of securitizations that we are able to complete.

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

The Initial Stockholder, which is primarily owned by a private equity fund managed by an affiliate of Fortress, owns approximately 75% of our outstanding common stock. As a result, the Initial Stockholder owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our certificate of incorporation and our bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Initial Stockholder may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, the Initial Stockholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, public stockholders may be unable to resell their shares at or above their purchase price, if at all. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	reaction to the Proposed Acquisition;

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock after this offering;

•	additions to, or departures of, key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	litigation and governmental investigations;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our borrowers are located.

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

We have an aggregate of 1,885,167,105 shares of common stock authorized but unissued. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our existing shareholders.

As a public company, we will incur additional costs and face increased demands on our management.

As a newly public company with shares listed on the New York Stock Exchange (the “NYSE”), we are required to comply with an extensive body of regulations, including certain provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), regulations of the SEC and requirements of the NYSE. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added independent directors and created additional board committees. In addition, we may incur additional costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance.

We are currently continuing to evaluate and monitor developments with respect to these rules, which may impose additional costs on us and materially affect our results of operations, financial condition and liquidity.

A material weakness in our internal control over financial reporting could have a material adverse effect on our results of operations, financial condition and liquidity.

As a U.S.-listed public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires that we complete an annual assessment of our internal control over financial reporting to enable management to report on the operating effectiveness of those controls. In addition, we are required to have our independent registered public accounting firm provide an opinion regarding the operating effectiveness of our internal controls. As discussed under “Item 9A. Controls and Procedures,” our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2014, due to the existence of a material weakness in our internal control over financial reporting. Specifically, management was unable to complete the process for assessing that certain spreadsheet and report controls operated effectively due to insufficient documentation demonstrating compliance with the control design. Such controls are designed to provide reasonable assurance to management as to the completeness and accuracy of inputs, assumptions and formulas included in certain spreadsheets and reports used in the preparation and analysis of accounting and financial information. We have taken and continue to take steps to remediate the underlying cause of this material weakness. However, we cannot provide any assurance that these remediation efforts will be successful or that they will cause our internal control over financial reporting to be effective.

We also cannot provide any assurance that our internal control over financial reporting will be operating effectively in the future. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to opine as to the operating effectiveness of our internal control over financial reporting as of the required dates. Matters affecting our internal controls over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of the NYSE listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also is likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting in the future. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We generally conduct branch office operations, branch office administration, and centralized operations, including the newly added servicing facilities in Mendota Heights, Minnesota, and Tempe, Arizona, in leased premises. Lease terms generally range from three to five years. We also lease an executive office in Old Greenwich, Connecticut, under a seven year lease that expires in 2021, and two administrative offices, each in Wilmington, Delaware, and Chicago, Illinois, with both having seven year leases that expire in 2020 and 2021, respectively. Since February 2015, we have leased an additional office in Wilmington, Delaware, under a seven year lease that expires in 2022.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2014, our subsidiaries owned one branch office in Riverside, California, one branch office in Isabela, Puerto Rico, one branch office in Terre Haute, Indiana, a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings house our administrative offices and our centralized operations for our Core Consumer Operations and our Non-Core Portfolio.

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

High and low sales prices of our common stock for each quarterly period during the past two years were as follows:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2014
High sales price of our common stock	$39.86	$34.74	$27.35	$28.56
Low sales price of our common stock	32.04	25.28	22.35	23.43

2013 *
High sales price of our common stock	$25.65	N/A	N/A	N/A
Low sales price of our common stock	18.51	N/A	N/A	N/A

*	SHI’s common stock has been listed for trading on the NYSE under the symbol “LEAF” since October 16, 2013; therefore, the previous quarters in 2013 were not applicable.

On March 10, 2015, there were 7 registered holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On March 10, 2015, the closing price for our common stock, as reported on the NYSE, was $48.20.

DIVIDEND POLICY

We did not pay any dividends in 2014 or 2013 and do not currently anticipate paying dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant.

Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of our debt agreements may limit the ability of certain of our subsidiaries to pay dividends. See “Our Insurance Subsidiaries” and “Our Debt Agreements” under “Liquidity and Capital Resources” in Item 7 of this report for further information on insurance subsidiary dividends and our debt agreements. Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

STOCK PERFORMANCE

The following graph shows a comparison of the cumulative total shareholder return for our common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from October 16, 2013 (the date our common stock began trading on the NYSE) through December 31, 2014. This data assumes an investment in one share on October 16, 2013.

Item 6. Selected Financial Data.

Due to the significance of the ownership interest acquired on November 30, 2010 by FCFI Acquisition LLC., an affiliate of Fortress (the “Fortress Acquisition”), a new basis of accounting was established and, for accounting purposes, the old entity (the “Predecessor Company”) was terminated and a new entity (the “Successor Company”) was created. This distinction is made in the following table of selected financial data through the inclusion of a vertical black line between the Successor Company and the Predecessor Company columns. Due to the nature of the Fortress Acquisition and at the direction of our acquirer, we revalued our assets and liabilities based on their fair values at the date of the Fortress Acquisition in accordance with business combination accounting standards (“push-down accounting”), which resulted in a $1.5 billion bargain purchase gain for the one month ended December 31, 2010. Push-down accounting affected and continues to affect, among other things, the carrying amount of our finance receivables and long-term debt, our finance charges on our finance receivables and related yields, our interest expense, our allowance for finance receivable losses, and our net charge-offs and charge-off ratio. In general, on a quarterly basis, we accrete or amortize the valuation adjustment recorded in connection with the Fortress Acquisition, or record adjustments based on current expected cash flows as compared to expected cash flows at the time of the Fortress Acquisition.

The financial information for 2010 includes the financial information of the Successor Company for the one month ended December 31, 2010 and of the Predecessor Company for the eleven months ended November 30, 2010. These separate periods are presented to reflect the new accounting basis established for our Company as of November 30, 2010.

As a result of the application of push-down accounting, the assets and liabilities of the Successor Company are not comparable to those of the Predecessor Company, and the income statement items for the one month ended December 31, 2010 and the years ended December 31, 2011 through 2014 would not have been the same as those reported if push-down accounting had not been applied. In addition, key ratios of the Successor Company are not comparable to those of the Predecessor Company, and are not comparable to other institutions due to the new accounting basis established.

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

	Successor Company								Predecessor Company
							At or for the One Month Ended December 31, 2010		At or for the Eleven Months Ended November 30, 2010 (a)
(dollars in thousands except earnings (loss) per share)	At or for the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012		December 31, 2011

Consolidated Statements of Operations Data:
Interest income	$1,981,778	$2,154,078	$1,714,813		$1,871,229		$181,227		$1,688,720
Interest expense	734,022	919,749	1,075,205		1,284,773		120,328		996,469
Provision for finance receivable losses	474,147	527,661	341,578		329,675		38,710		444,349
Other revenues	832,326	153,060	97,343		141,505		31,937		227,263
Other expenses	701,439	782,171	700,741		758,424		61,976		737,052
Income (loss) before provision for (benefit from) income taxes	904,496	77,557	(305,368)		(360,138)		1,463,458		(261,887)
Net income (loss)	607,450	93,742	(217,697)		(241,733)		1,465,421	(a)	(11,190)
Net income attributable to non-controlling interests	102,814	113,043	—		—		—		—
Net income (loss) attributable to Springleaf Holdings, Inc.	504,636	(19,301)	(217,697)		(241,733)		1,465,421		(11,190)

Earnings (loss) per share:
Basic	$4.40	$(0.19)	$(2.18)		$(2.42)		$14.65		$(0.11)
Diluted	4.38	(0.19)	(2.18)		(2.42)		14.65		(0.11)

Consolidated Balance Sheet Data:
Net finance receivables, less allowance for finance receivable losses	$6,307,653	$13,424,988	$11,627,339		$13,087,563		$14,352,474		N/A	(b)
Total assets	11,057,864	15,402,686	14,666,620		15,510,806		18,288,041		N/A	(b)
Long-term debt	8,384,910	12,769,036	12,620,853		13,087,649		15,169,946		N/A	(b)
Total liabilities	9,220,902	13,516,058	13,485,698		14,165,867		16,676,855		N/A	(b)
Springleaf shareholders’ equity	2,025,269	1,540,020	1,180,922		1,344,939		1,611,186		N/A	(b)
Non-controlling interests	(188,307)	346,608	—		—		—		N/A	(b)
Total shareholders’ equity	1,836,962	1,886,628	1,180,922		1,344,939		1,611,186		N/A	(b)

Other Operating Data:
Ratio of earnings to fixed charges	2.22	1.08	0.72	(c)	0.72	(c)	13.04	(d)	0.74	(c)

(a)	Net income for the one month ended December 31, 2010 included a bargain purchase gain of $1.5 billion resulting from the Fortress Acquisition.

(b)	Not applicable. Our consolidated balance sheets are presented at December 31; therefore, balance sheet information at November 30, 2010 is not applicable.

(c)	Earnings did not cover total fixed charges by $305.4 million in 2012, $360.1 million in 2011, and $261.9 million during the eleven months ended November 30, 2010.

(d)	Not meaningful due to the impact of the bargain purchase gain of $1.5 billion.

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

An index to our management’s discussion and analysis follows:

Our Business

Springleaf is a leading consumer finance company providing responsible loan products primarily to non-prime customers. We originate consumer loans through our network of 831 branch offices in 26 states and on a centralized basis as part of our centralized operations. We also pursue strategic acquisitions of loan portfolios. Through two insurance subsidiaries, we write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our loans.

At December 31, 2014, we had three business segments: Consumer and Insurance, Acquisitions and Servicing, and Real Estate.

When we initially defined our operating segments in early 2013, we presented Consumer and Insurance as two distinct reporting segments. However, over the course of 2013 and into 2014, management has shifted its strategy for the Insurance segment toward organic growth primarily as an ancillary product complementing our consumer lending activities and has been increasingly viewing and managing the Insurance segment together with Consumer. As a result of the changes in strategy and the way that management views the insurance business of the Company, we are now presenting them as one segment.

See Notes 1 and 22 of the Notes to Consolidated Financial Statements in Item 8 for more information about our segments.

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of two to five years. At December 31, 2014, we had over 924,000 personal loans, representing $3.8 billion of net finance receivables, of which $1.9 billion, or 49%, was secured by collateral consisting of titled personal property (such as automobiles), $1.4 billion, or 35%, was secured by consumer household goods or other items of personal property, and the remainder was unsecured.

•
Insurance Products — We offer our customers credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit and Yosemite. We also offer auto security membership plans of an unaffiliated company as an ancillary product.

•
SpringCastle Portfolio — On April 1, 2013, we acquired the SpringCastle Portfolio through a joint venture in which we own a 47% equity interest. These loans included unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests). The SpringCastle Portfolio includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. We assumed the direct servicing obligations for these loans in September 2013. At December 31, 2014, the SpringCastle Portfolio included over 277,000 of acquired loans, representing $2.0 billion in net finance receivables.

Our non-core and non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January 2012, and during 2014, we sold $6.4 billion of real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. We continue to service the liquidating real estate loans and support any advances on open-end accounts. At December 31, 2014, $227.0 million of real estate loans held for investment, or 36%, were secured by first mortgages and $398.4 million, or 64%, were secured by second mortgages. Real estate loans held for sale totaled $205.0 million at December 31, 2014, all of which were secured by first mortgages.

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

Net Interest Income

We track the spread between the interest income earned on our finance receivables and the interest expense incurred on our debt, and continually monitor the components of our yield and our cost of funds.

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

2014 Initiatives

NON-CORE REAL ESTATE LOAN TRANSACTIONS

During 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans. We sold finance receivables held for sale with a carrying value of $6.4 billion and recorded net gains totaling $726.3 million during 2014. As a result of these transactions, we established a reserve for sales recourse obligations of $22.5 million during the last half of 2014. These transactions substantially complete the Company’s previously disclosed plan to liquidate its non-core real estate loans. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for further information on these sales.

In conjunction with these real estate loan transactions, we have closed our operational locations in Dallas, Texas, Rancho Cucamonga, California, and Wesley Chapel, Florida, and have eliminated certain staff positions in our Evansville, Indiana, location. In total, approximately 300 staff positions were eliminated. However, the total reduction in workforce was approximately 170 employees, as 130 employees have been transferred into other positions at Springleaf. We recorded restructuring expenses of $3.8 million in 2014 due to the workforce reductions and the closings of the servicing facilities, which are included in salaries and benefits and other operating expenses.

Our insurance subsidiaries have written certain insurance policies on properties collateralizing the loans that have been deconsolidated or disposed of as a result of these sales. As part of the disposition, the insurance policies associated with the sold loans have been or will be cancelled.

2015 Developments and Outlook

PROPOSED ACQUISITION

On March 2, 2015, SHI entered into the Stock Purchase Agreement to acquire OneMain for an aggregate purchase price of $4.25 billion. The Proposed Acquisition is expected to close in the third quarter of 2015, although there can be no assurance that the Proposed Acquisition will close, or, if it does, when the actual closing will occur. At closing, the combined company is expected to have nearly $14 billion of net finance receivables and close to 2,000 branch offices across 43 states. We continue to evaluate our options for financing the purchase price for the Proposed Acquisition, which could be financed through cash on hand, the issuance of equity (which could significantly increase the number of shares of SHI’s common stock outstanding) or debt securities, bank borrowings, securitizations or a combination thereof. See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Proposed Acquisition.

SECURITIZATIONS

Renewal of Sumner Brook 2013-VFN1 Securitization

On January 16, 2015, we amended the note purchase agreement with Sumner Brook Funding Trust 2013-VFN1 (the “Sumner Brook 2013-VFN1 Trust”) to extend the two-year funding period to a three-year funding period. Following the three-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in August 2024. The maximum principal balance of variable funding notes that can be issued remained at $350 million. No amounts have been funded. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for discussion of the initial securitization transaction.

2015-A Securitization

On February 26, 2015, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $1.2 billion of notes backed by personal loans held by Springleaf Funding Trust 2015-A (the “2015-A Trust”), at a 3.55% weighted average yield. We sold the asset-backed notes for $1.2 billion, after the price discount but before expenses and a $12.5 million interest reserve requirement.

Sale of SpringCastle 2014-A Notes

On March 9, 2015, Springleaf Acquisition Corporation agreed to sell $231.7 million and $130.8 million principal amount of the Class C and Class D SpringCastle 2014-A Notes, respectively, to an unaffiliated third party at a premium to the principal balance. The sale is expected to be completed on March 16, 2015.

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

•
Migration of customer activity from traditional channels such as direct mail to online channels (served by our centralized operations) where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

•	Our renewed focus on our personal loan business.

In addition, with an experienced management team, a strong balance sheet, proven access to the capital markets, and strong demand for consumer credit, we believe we are well positioned for future personal loan growth.

We regularly consider strategic acquisitions and have been involved in transactions of various magnitudes involving a variety of forms of consideration and financing. On March 2, 2015, SHI entered into the Stock Purchase Agreement to acquire OneMain, which, when consummated, will be the most significant acquisition transaction ever undertaken by the Company. This transaction will create a combined company that we believe is financially strong and optimized for finance receivable growth. See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for further information on the Proposed Acquisition and “Risk Factors” included in Item 1A of this report for further discussion of the risks associated with the Proposed Acquisition.

Results of Operations

CONSOLIDATED RESULTS

See table below for our consolidated operating results. A further discussion of our operating results for each of our business segments is provided under “Segment Results.”

(dollars in thousands except earnings (loss) per share)
Years Ended December 31,	2014	2013	2012

Interest income:
Finance charges	$1,920,513	$2,153,745	$1,712,073
Finance receivables held for sale originated as held for investment	61,265	333	2,740
Total interest income	1,981,778	2,154,078	1,714,813

Interest expense	734,022	919,749	1,075,205

Net interest income	1,247,756	1,234,329	639,608

Provision for finance receivable losses	474,147	527,661	341,578

Net interest income after provision for finance receivable losses	773,609	706,668	298,030

Other revenues:
Insurance	166,459	148,179	126,423
Investment	39,127	35,132	35,896
Net loss on repurchases and repayments of debt	(66,175)	(41,716)	(15,542)
Net gain (loss) on fair value adjustments on debt	(15,033)	6,055	(2,992)
Net gain on sales of real estate loans and related trust assets	726,322	—	—
Other	(18,374)	5,410	(46,442)
Total other revenues	832,326	153,060	97,343

Other expenses:
Operating expenses:
Salaries and benefits	359,818	463,920	320,164
Other operating expenses	265,990	253,372	296,395
Restructuring expenses	—	—	23,503
Insurance losses and loss adjustment expenses	75,631	64,879	60,679
Total other expenses	701,439	782,171	700,741

Income (loss) before provision for (benefit from) income taxes	904,496	77,557	(305,368)

Provision for (benefit from) income taxes	297,046	(16,185)	(87,671)

Net income (loss)	607,450	93,742	(217,697)

Net income attributable to non-controlling interests	102,814	113,043	—

Net income (loss) attributable to Springleaf Holdings, Inc.	$504,636	$(19,301)	$(217,697)

Share Data:
Weighted average number of shares outstanding:
Basic	114,791,225	102,917,172	100,000,000
Diluted	115,265,123	102,917,172	100,000,000
Earnings (loss) per share:
Basic	$4.40	$(0.19)	$(2.18)
Diluted	$4.38	$(0.19)	$(2.18)

Comparison of Consolidated Results for 2014 and 2013

Finance charges decreased in 2014 when compared to 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013

Decrease in average net receivables	$(435,031)
Increase in yield	201,799
Total	$(233,232)

Average net receivables decreased in 2014 when compared to 2013 primarily due to our liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.7 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease also reflected lower SpringCastle average net receivables resulting from liquidations, partially offset by higher personal loan average net receivables resulting from our continued focus on personal loan originations through our branch network and centralized operations.

Yield increased in 2014 when compared to 2013 primarily from our personal loans, which have higher yields. This increase also reflected a higher proportion of personal loans as a result of the transfers of real estate loans to finance receivables held for sale during 2014.

Finance charges for 2014 when compared to 2013 were favorably impacted by an additional three months of finance charges on the SpringCastle Portfolio totaling $143.2 million, which is included in the change in average net receivables and yield in the table above.

Interest expense decreased in 2014 when compared to 2013 due to the net of the following:

(dollars in thousands)

2014 compared to 2013

Decrease in average debt	$(194,988)
Increase in weighted average interest rate	9,261
Total	$(185,727)

Average debt decreased in 2014 when compared to 2013 primarily due to debt repurchases and repayments of $4.7 billion during 2014 and the elimination of $3.5 billion of debt associated with our mortgage securitizations as a result of the sales of the Company’s beneficial interests in the mortgage-backed certificates during 2014. These decreases were partially offset by net debt issuances pursuant to our consumer securitization transactions completed during 2014. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for further information on our 2014 consumer loan securitization transactions.

The weighted average interest rate on our debt increased in 2014 when compared to 2013 primarily due to the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates. This increase was partially offset by the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt.

Interest expense for 2014 when compared to 2013 included an additional three months of interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio totaling $22.2 million, which is included in the change in average debt and weighted average interest rate in the table above.

Provision for finance receivable losses decreased $53.5 million in 2014 when compared to 2013. This decrease was primarily due to a reduction in the allowance requirements on our real estate loans deemed to be purchased credit impaired finance receivables and troubled debt restructured (“TDR”) finance receivables subsequent to the Fortress Acquisition as a result of the transfers of real estate loans with a total carrying value of $6.7 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by: (i) higher net charge-offs and additional allowance requirements on our personal loans primarily due to growth in our personal loans during 2014 and higher personal loan delinquency ratio at December 31, 2014; (ii) an additional three months of provision for finance receivable losses associated with the SpringCastle Portfolio totaling $53.0 million in 2014; and (iii) $37.2 million of recoveries recorded in June 2013 resulting from a sale of previously charged-off finance receivables in June 2013 (net of a $4.0 million adjustment for the subsequent buyback of certain finance receivables).

Insurance revenues increased $18.3 million in 2014 when compared to 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans during 2014. The increase in credit premiums also reflects the origination of personal loans with longer terms.

Net loss on repurchases and repayments of debt of $66.2 million and $41.7 million in 2014 and 2013, respectively, reflected repurchases of debt at net amounts greater than carrying value.

Net loss on fair value adjustments on debt of $15.0 million in 2014 and net gain on fair value adjustments on debt of $6.1 million in 2013 reflected net unrealized (loss) gain, respectively, on fair value adjustments of the long-term debt associated with the 2013 securitization of the SpringCastle Portfolio that was accounted for at fair value through earnings.

Net gain on sales of real estate loans and related trust assets of $726.3 million in 2014 reflected the reversal of the remaining unaccreted push-down accounting basis for the real estate loans, less allowance for finance receivable losses that we established at the date of the Fortress Acquisition. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for further information on these sales.

Other revenues decreased $23.8 million in 2014 when compared to 2013 primarily due to impairments recognized on our finance receivables held for sale and provision adjustments for liquidated held for sale accounts during 2014. This decrease was partially offset by servicing fee revenues for the servicing of the real estate loans included in the sale of certain mortgage servicing rights in August 2014 (the “MSR Sale”). We continued to service these loans until the servicing transfer on September 30, 2014, under an interim servicing agreement. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for further information on the MSR Sale.

Salaries and benefits decreased $104.1 million in 2014 when compared to 2013 primarily due to $146.0 million of share-based compensation expense due to the grant of restricted stock units (“RSUs”) to certain of our executives and employees in the second half of 2013. This decrease was partially offset by: (i) higher salary accruals reflecting an increase in number of employees and increased commissions related to originations of personal loans; (ii) share-based compensation expenses of $5.7 million during 2014 due to the grant of RSUs to certain of our executives and employees subsequent to the initial public offering of SHI common stock; and (iii) employee retention and severance accruals of $3.2 million recorded in the second half of 2014 due to the recent workforce reduction of approximately 170 employees.

Other operating expenses increased $12.6 million in 2014 when compared to 2013 primarily due to higher professional fees primarily due to one-time costs relating to the real estate sales transactions and higher advertising and information technology expenses during 2014. This increase was partially offset by servicing fee expenses for the SpringCastle Portfolio recorded in 2013 pursuant to an interim servicing agreement that was in place between April 1, 2013 and August 31, 2013.

Provision for income taxes totaled $297.0 million for 2014 compared to benefit from income taxes of $16.2 million for 2013. The effective tax rate for 2014 was 32.8% compared to (20.9)% for 2013. The effective tax rate for 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, which decreased the effective tax rate by 4.0%, partially offset by the effect of our state income taxes, which increased the effective tax rate by 1.5%. The effective tax rate for 2013 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in our joint venture and a change in tax status, partially offset by the effect of interest and penalties on prior year tax returns.

Comparison of Consolidated Results for 2013 and 2012

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

Average debt (excluding the securitization of the SpringCastle Portfolio) decreased in 2013 when compared to 2012 primarily due to debt repurchases and repayments of $6.4 billion in 2013. This decrease was partially offset by debt issuances pursuant to ten securitization transactions completed in 2013, including the securitization of the SpringCastle Portfolio.

The weighted average interest rate on our debt decreased in 2013 when compared to 2012 primarily due to the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount applied to long-term debt. The lower weighted average interest rate also reflected the completion of ten securitization transactions in 2013, which generally have lower interest rates.

Provision for finance receivable losses increased $186.1 million in 2013 when compared to 2012. This increase was primarily due to additional provision from the SpringCastle Portfolio of $133.1 million and the additional allowance requirements of $81.6 million recorded in 2013 on our real estate loans deemed to be TDR finance receivables subsequent to the Fortress Acquisition and growth in our personal loans in 2013. These increases were partially offset by $37.2 million of recoveries on charged-off finance receivables resulting from a sale of these finance receivables to an unrelated third party in June 2013 (net of a $4.0 million adjustment for the subsequent buyback of certain finance receivables) and favorable personal and real estate loan delinquency trends. We expect to continue to sell charged-off finance receivables within our portfolios from time to time. If we were to sell additional charged-off finance receivables in a given period, we would recognize a decrease to our provision for finance receivable losses and improve our liquidity. The allowance for finance receivable losses was eliminated with the application of push-down accounting as the allowance for finance receivable losses was incorporated in the new fair value basis of the finance receivables as of the Fortress Acquisition date.

Insurance revenues increased $21.8 million in 2013 when compared to 2012 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in 2013.

Net loss on repurchases and repayments of debt of $41.7 million and $15.5 million in 2013 and 2012, respectively, reflected repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $6.1 million in 2013 and net loss on fair value adjustments on debt of $3.0 million in 2012 reflected net unrealized gain (loss), respectively, on fair value adjustments of the long-term debt associated with the 2013 securitization of the SpringCastle Portfolio and a securitization that was revalued at a discount based on its fair value at the time of the Fortress Acquisition, that were accounted for at fair value through earnings.

Other revenues increased $51.9 million in 2013 when compared to 2012 reflecting favorable variances in writedowns and net gain (loss) on sales of real estate owned primarily due to a decrease in the number of real estate owned properties.

Salaries and benefits increased $143.8 million in 2013 when compared to 2012 primarily due to $146.0 million of share-based compensation expense due to the grant of RSUs to certain of our executives and employees in the second half of 2013 and higher bonus and commissions accruals resulting from increased originations of personal loans, partially offset by lower pension expenses primarily due to the pension plan freeze effective December 31, 2012.

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

Benefit from income taxes decreased $71.5 million in 2013 when compared to 2012. The effective tax rate in 2013 was (20.9)% compared to 28.7% in 2012. The effective tax rate for 2013 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in our joint venture, which decreased the effective tax rate by 51.0%, a change in tax status, which decreased the effective tax rate by 14.6%, and interest and penalties on prior year tax returns, which increased the effective tax rate by 7.7%. The effective tax rate for 2012 differed from the federal statutory rate primarily due to the impact of recording a full valuation allowance on the deferred tax assets related to our foreign operations and a partial valuation allowance on the deferred tax assets related to our state operations.

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

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Income (loss) before provision for (benefit from) income taxes - push-down accounting basis	$904,496	$77,557	$(305,368)
Interest income adjustments (a)	(92,940)	(199,650)	(206,502)
Interest expense adjustments (b)	132,641	137,875	230,746
Provision for finance receivable losses adjustments (c)	(15,286)	22,416	180,719
Repurchases and repayments of long-term debt adjustments (d)	16,030	(11,097)	36,624
Fair value adjustments on debt (e)	8,521	56,369	13,361
Sales of finance receivables held for sale originated as held for investment adjustments (f)	(541,082)	—	—
Amortization of other intangible assets (g)	4,355	5,113	13,618
Other (h)	17,258	6,477	(9,647)
Income (loss) before provision for (benefit from) income taxes - historical accounting basis	$433,993	$95,060	$(46,449)

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

Components of interest income adjustments consisted of:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Accretion of net discount applied to non-credit impaired net finance receivables	$(69,966)	$(157,891)	$(170,166)
Purchased credit impaired finance receivables finance charges	(29,860)	(57,443)	(53,096)
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	6,886	15,684	16,760
Total	$(92,940)	$(199,650)	$(206,502)

(b)
Interest expense adjustments consist of: (1) the accretion of the net discount applied to long-term debt to revalue the debt securities to their fair value at the date of the Fortress Acquisition using the interest method over the remaining life of the related debt securities; and (2) the elimination of the accretion or amortization of historical discounts, premiums, commissions, and fees.

Components of interest expense adjustments were as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Accretion of net discount applied to long-term debt	$145,050	$178,450	$285,449
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(12,409)	(40,575)	(54,703)
Total	$132,641	$137,875	$230,746

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

Components of provision for finance receivable losses adjustments were as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Allowance for finance receivable losses adjustments	$13,525	$85,904	$279,427
Net charge-offs	(28,811)	(63,488)	(98,708)
Total	$(15,286)	$22,416	$180,719

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

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

At December 31, 2014, the remaining unaccreted push-down accounting basis totaled $5.3 million for net finance receivables, less allowance for finance receivable losses, and $561.4 million for long-term debt.

Segment Results

See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for a description of our segments. Management considers Consumer and Insurance and Acquisitions and Servicing as our Core Consumer Operations and Real Estate as our Non-Core Portfolio. Due to the nature of the Fortress Acquisition, we applied push-down accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the same accounting basis that we employed prior to the Fortress Acquisition, which we refer to as “historical accounting basis,” to provide a consistent basis for both management and other interested third parties to better understand the operating results of these segments. The historical accounting basis (which is a basis of accounting other than U.S. GAAP) also provides better comparability of the operating results of these segments to our competitors and other companies in the financial services industry. The historical accounting basis is not applicable to the Acquisitions and Servicing segment since this segment was added effective April 1, 2013 as a result of our co-investment in the SpringCastle Portfolio and therefore, was not affected by the Fortress Acquisition. See Note 22 of the Notes to Consolidated Financial Statements in Item 8 for reconciliations of segment totals to consolidated financial statement amounts.

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

CORE CONSUMER OPERATIONS

Pretax operating results for Consumer and Insurance (which are reported on a historical accounting basis) and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Interest income	$1,465,593	$1,211,036	$585,041

Interest expense	245,674	220,638	141,440

Net interest income	1,219,919	990,398	443,601

Provision for finance receivable losses	354,953	250,288	90,598

Net interest income after provision for finance receivable losses	864,966	740,110	353,003

Other revenues:
Insurance	166,407	148,131	126,423
Investment	49,879	41,705	41,418
Net gain (loss) on repurchases and repayments of debt	(27,844)	(5,357)	5,879
Net gain (loss) on fair value adjustments on debt	(14,810)	5,534	—
Other	77,738	43,607	10,519
Total other revenues	251,370	233,620	184,239

Other expenses:
Operating expenses:
Salaries and benefits	312,660	270,299	258,828
Other operating expenses	271,252	212,942	120,492
Restructuring expenses	—	—	15,863
Insurance loss and loss adjustment expenses	76,568	65,783	62,092
Total other expenses	660,480	549,024	457,275

Pretax operating income	455,856	424,706	79,967

Pretax operating income attributable to non-controlling interests	102,814	113,043	—

Pretax operating income attributable to Springleaf Holdings, Inc.	$353,042	$311,663	$79,967

Selected financial statistics for Consumer and Insurance (which are reported on a historical accounting basis) and Acquisitions and Servicing were as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2014	2013	2012

Consumer and Insurance

Net finance receivables	$3,806,662	$3,140,792	$2,544,614
Number of accounts	918,564	830,513	729,140

TDR finance receivables	$22,107	$14,840	$14,652
Allowance for finance receivables losses - TDR	$1,523	$923	$776
Provision for finance receivable losses - TDR	$1,786	$1,892	$2,575

Average net receivables	$3,394,790	$2,793,060	$2,426,968
Yield	26.99%	25.84%	24.10%

Gross charge-off ratio (a)	5.65%	5.18%	4.63%
Recovery ratio (b)	(0.71)%	(1.66)%	(0.99)%
Charge-off ratio (a) (b)	4.94%	3.52%	3.64%
Delinquency ratio	2.82%	2.60%	2.75%

Origination volume	$3,644,224	$3,253,008	$2,465,110
Number of accounts	784,613	790,943	652,111

Acquisitions and Servicing

Net finance receivables	$1,979,190	$2,505,349	$—
Number of accounts	277,533	344,045	—

TDR finance receivables	$9,905	$—	$—
Allowance for finance receivables losses - TDR	$2,673	$—	$—
Provision for finance receivable losses - TDR	$2,689	$—	$—

Average net receivables	$2,216,888	$2,730,979	$—
Yield	24.78%	23.78%	—%

Net charge-off ratio	6.74%	6.44%	—%
Delinquency ratio	4.69%	8.18%	—%

(a)
The gross charge-off ratio and charge-off ratio in 2013 reflect $14.5 million of additional charge-offs recorded in March 2013 (on a historical accounting basis) related to our change in charge-off policy for personal loans effective March 31, 2013. Excluding these additional charge-offs, the gross charge-off ratio would have been 4.66% in 2013.

(b)
The recovery ratio and charge-off ratio in 2013 reflects $22.7 million of recoveries on charged-off personal loans resulting from a sale of our charged-off finance receivables in June 2013, net of a $2.7 million adjustment for the subsequent buyback of certain personal loans. Excluding the impacts of the $14.5 million of additional charge-offs and the $22.7 million of recoveries on charged-off personal loans, the charge-off ratio would have been 3.81% in 2013.

Comparison of Pretax Operating Results for 2014 and 2013

(dollars in thousands)
Years Ended December 31,	2014	2013

Interest income:
Finance charges - Consumer and Insurance	$916,228	$721,772
Finance charges - Acquisitions and Servicing	549,365	489,264
Total	$1,465,593	$1,211,036

Finance charges — Consumer and Insurance increased $194.5 million in 2014 when compared to 2013 primarily due to increases in average net receivables and yield. Average net receivables increased in 2014 when compared to 2013 primarily due to increased originations on personal loans resulting from our continued focus on personal loans. Yield increased in 2014 when compared to 2013 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns.

Finance charges — Acquisitions and Servicing for 2014 were favorably impacted by an additional three months of finance charges on the SpringCastle Portfolio when compared to 2013, partially offset by lower average net receivables reflecting the liquidating status of the acquired portfolio.

(dollars in thousands)
Years Ended December 31,	2014	2013

Interest expense - Consumer and Insurance	$163,968	$149,000
Interest expense - Acquisitions and Servicing	81,706	71,638
Total	$245,674	$220,638

Interest expense — Consumer and Insurance increased $15.0 million in 2014 when compared to 2013 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense — Acquisitions and Servicing for 2014 included an additional three months of interest expense on long-term debt associated with the securitization of the SpringCastle Portfolio when compared to 2013.

(dollars in thousands)
Years Ended December 31,	2014	2013

Provision for finance receivable losses - Consumer and Insurance	$202,377	$117,172
Provision for finance receivable losses - Acquisitions and Servicing	152,576	133,116
Total	$354,953	$250,288

Provision for finance receivable losses — Consumer and Insurance increased $85.2 million in 2014 when compared to 2013 primarily due to higher net charge-offs and additional allowance requirements on our personal loans resulting from increased originations of personal loans in 2014 and higher personal loan delinquency ratio at December 31, 2014. This increase also reflected $22.7 million of recoveries recorded in June 2013 on previously charged-off personal loans resulting from a sale of these loans in June 2013 (net of a $2.7 million adjustment for the subsequent buyback of certain personal loans).

Provision for finance receivable losses — Acquisitions and Servicing for 2014 included an additional three months of provision for finance receivable losses on the SpringCastle Portfolio when compared to 2013.

Insurance revenues increased $18.3 million in 2014 when compared to 2013 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in the 2014 period. The increase in credit premiums also reflects the origination of personal loans with longer terms.

Net loss on repurchases and repayments of debt — Consumer and Insurance of $6.7 million and $5.4 million in 2014 and 2013, respectively, and net loss on repurchases and repayments of debt — Acquisitions and Servicing of $21.2 million in 2014 reflected repurchases of debt at net amounts greater than carrying value.

Net loss on fair value adjustments on debt — Acquisitions and Servicing of $14.8 million in 2014 and net gain on fair value adjustments on debt — Acquisitions and Servicing of $5.5 million in 2013 reflected net unrealized (loss) gain, respectively, on fair value adjustments of the long-term debt associated with the 2013 securitization of the SpringCastle Portfolio that was accounted for at fair value through earnings.

Other revenues — other increased $34.1 million in 2014 when compared to 2013 primarily due to servicing fee revenues for the fees charged by Acquisitions and Servicing for servicing the SpringCastle Portfolio. We assumed the direct servicing obligations for these loans in September 2013. These fees are eliminated in consolidated operating results with the servicing fee expenses, which are included in other operating expenses.

(dollars in thousands)
Years Ended December 31,	2014	2013

Salaries and benefits - Consumer and Insurance	$281,354	$256,722
Salaries and benefits - Acquisitions and Servicing	31,306	13,577
Total	$312,660	$270,299

Salaries and benefits — Consumer and Insurance increased $24.6 million during 2014 when compared to 2013 primarily due to increased originations of personal loans and the redistribution of the allocation of salaries and benefit expenses from our Real Estate segment as a result of the real estate loan sales in 2014.

(dollars in thousands)
Years Ended December 31,	2014	2013

Other operating expenses - Consumer and Insurance	$179,522	$129,300
Other operating expenses - Acquisitions and Servicing	91,730	83,642
Total	$271,252	$212,942

Other operating expenses — Consumer and Insurance increased $50.2 million during 2014 when compared to 2013 primarily due to higher professional fees, advertising, and information technology expenses and the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

Insurance losses and loss adjustment expenses increased $10.8 million in 2014 when compared to 2013 primarily due to unfavorable variances in benefit reserves and claim reserves.

Comparison of Pretax Operating Results for 2013 and 2012

(dollars in thousands)
Years Ended December 31,	2013	2012

Interest income:
Finance charges - Consumer and Insurance	$721,772	$585,041
Finance charges - Acquisitions and Servicing	489,264	—
Total	$1,211,036	$585,041

Finance charges — Consumer and Insurance increased $136.7 million in 2013 when compared to 2012 primarily due to increases in yield and average net receivables. Yield increased in 2013 when compared to 2012 primarily due to pricing of new personal loans at higher state specific rates with concentrations in states with more favorable returns as a result of the restructuring activities during the first half of 2012. Average net receivables increased in 2013 when compared to 2012 primarily due to increased originations of personal loans resulting from our continued focus on personal loans.

Finance charges — Acquisitions and Servicing reflected the purchase of the SpringCastle Portfolio on April 1, 2013.

(dollars in thousands)
Years Ended December 31,	2013	2012

Interest expense - Consumer and Insurance	$149,000	$141,440
Interest expense - Acquisitions and Servicing	71,638	—
Total	$220,638	$141,440

Interest expense — Consumer and Insurance increased $7.6 million in 2013 when compared to 2012 primarily due to additional funding required to support increased originations of personal loans. This increase was partially offset by less utilization of financing from unsecured notes that was replaced by consumer loan securitizations, which generally have lower interest rates.

Interest expense — Acquisitions and Servicing resulted from the securitization of the SpringCastle Portfolio on April 1, 2013.

(dollars in thousands)
Years Ended December 31,	2013	2012

Provision for finance receivable losses - Consumer and Insurance	$117,172	$90,598
Provision for finance receivable losses - Acquisitions and Servicing	133,116	—
Total	$250,288	$90,598

Provision for finance receivable losses — Consumer and Insurance increased $26.6 million in 2013 when compared to 2012 primarily due to higher increases to our allowance for finance receivable losses in 2013 reflecting increased originations of personal loans in 2013. This increase was partially offset by $22.7 million of recoveries on charged-off personal loans resulting from the sale of these loans in June 2013 (net of a $2.7 million adjustment for the subsequent buyback of certain personal loans) and improving delinquency trends.

Insurance revenues increased $21.7 million in 2013 when compared to 2012 primarily due to increases in credit and non-credit earned premiums reflecting higher originations of personal loans in 2013.

Net loss on repurchases and repayments of debt totaled $5.4 million in 2013 compared to net gain on repurchases and repayments of debt of $5.9 million in 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt in 2013 when compared to 2012 was primarily due to the repurchase of debt in 2013 with deferred costs remaining and at net amounts greater than carrying value compared to repurchases of debt in 2012 at net amounts less than carrying value.

Net gain on fair value adjustments on debt — Acquisitions and Servicing of $5.5 million in 2013 resulted from the long-term debt associated with the 2013 securitization of the SpringCastle Portfolio that was accounted for at fair value through earnings.

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

(dollars in thousands)
Years Ended December 31,	2013	2012

Salaries and benefits - Consumer and Insurance	$256,722	$258,828
Salaries and benefits - Acquisitions and Servicing	13,577	—
Total	$270,299	$258,828

(dollars in thousands)
Years Ended December 31,	2013	2012

Other operating expenses - Consumer and Insurance	$129,300	$120,492
Other operating expenses - Acquisitions and Servicing	83,642	—
Total	$212,942	$120,492

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

Reconciliation of Income (Loss) before Provision for (Benefit from) Income Taxes on Historical Accounting Basis to Pretax Core Earnings

Pretax core earnings is a key performance measure used by management in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income (loss) before provision for (benefit from) income taxes on a historical accounting basis and excludes results of operations from our non-core portfolio (Real Estate) and other non-originating legacy operations, restructuring expenses related to Consumer and Insurance, gains (losses) resulting from accelerated long-term debt repayment and repurchases of long-term debt related to Core Consumer Operations (attributable to SHI), gains (losses) on fair value adjustments on debt related to Core Consumer Operations (attributable to SHI), one-time costs associated with debt refinance related to Consumer and Insurance, and results of operations attributable to non-controlling interests. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance as it assists us in comparing its performance on a consistent basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The following is a reconciliation of income (loss) before provision for (benefit from) income taxes on a historical accounting basis to pretax core earnings:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Income (loss) before provision for (benefit from) income taxes - historical accounting basis *	$433,993	$95,060	$(46,449)
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	13,394	180,339	59,200
Pretax operating loss - Other/non-originating legacy operations	8,469	149,307	67,218
Restructuring expenses - Consumer and Insurance	—	—	15,863
Net (gain) loss from accelerated repayment/repurchase of debt - Core Consumer Operations (attributable to SHI)	16,633	5,357	(5,879)
Net (gain) loss on fair value adjustments on debt - Core Consumer Operations (attributable to SHI)	6,961	(2,601)	—
One-time costs associated with debt refinance - Consumer and Insurance	1,219	—	—
Pretax operating income attributable to non-controlling interests	(102,814)	(113,043)	—
Pretax core earnings	$377,855	$314,419	$89,953

*	See reconciliation of income (loss) before provision for (benefit from) income taxes on a push-down accounting basis to a historical accounting basis, which is presented prior to “Segment Results”.

NON-CORE PORTFOLIO

Pretax operating results for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Interest income:
Finance charges	$354,359	$698,026	$820,439
Finance receivables held for sale originated as held for investment	52,457	—	2,734
Total interest income	406,816	698,026	823,173

Interest expense	353,673	546,266	669,308

Net interest income	53,143	151,760	153,865

Provision for finance receivable losses	127,978	255,157	59,601

Net interest income (loss) after provision for finance receivable losses	(74,835)	(103,397)	94,264

Other revenues:
Investment	(893)	—	—
Net gain (loss) on repurchases and repayments of debt	(21,975)	(46,385)	13,790
Net gain on fair value adjustments on debt	8,298	56,890	10,369
Net gain on sales of real estate loans and related trust assets *	185,240	—	—
Other	(15,948)	(4,289)	(75,088)
Total other revenues	154,722	6,216	(50,929)

Other expenses:
Operating expenses:
Salaries and benefits	37,025	27,312	29,680
Other operating expenses	56,256	55,846	72,037
Restructuring expenses	—	—	818
Total other expenses	93,281	83,158	102,535

Pretax operating loss	$(13,394)	$(180,339)	$(59,200)

*
Consistent with our segment reporting presentation in Note 22 of the Notes to Consolidated Financial Statements in Item 8, we have combined the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

Selected financial statistics for Real Estate (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2014	2013	2012

Real estate

Finance receivables held for investment:
Net finance receivables	$669,619	$9,335,357	$10,552,557
Number of accounts	22,852	119,483	135,151

TDR finance receivables	$159,964	$3,263,249	$2,772,886
Allowance for finance receivables losses - TDR	$56,333	$754,912	$639,948
Provision for finance receivable losses - TDR	$78,623	$184,354	$158,563

Average net receivables	$5,130,730	$9,932,047	$11,183,176
Yield	6.91%	7.03%	7.34%

Loss ratio (a) (b)	2.10%	2.20%	2.73%
Delinquency ratio	8.07%	8.04%	7.78%

Finance receivables held for sale:
Net finance receivables	$200,236	$—	$—
Number of accounts	3,578	—	—

TDR finance receivables	$194,168	$—	$—

(a)
The loss ratio in 2014 reflects $2.2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks. Excluding these recoveries, our Real Estate loss ratio would have been 2.14% in 2014.

(b)
The loss ratio in 2013 reflects $9.1 million of recoveries on charged-off real estate loans resulting from a sale of our charged-off finance receivables in June 2013, net of a $0.8 million adjustment for the subsequent buyback of certain real estate loans. Excluding these recoveries, our Real Estate loss ratio would have been 2.30% in 2013.

Comparison of Pretax Operating Results for 2014 and 2013

Finance charges decreased $343.7 million in 2014 when compared to 2013 primarily due to decreases in average net receivables and yield. Average net receivables decreased in 2014 when compared to 2013 primarily due to the continued liquidation of the real estate portfolio, including the transfers of real estate loans with a total carrying value of $7.2 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. The decrease in yield during 2014 reflected a higher proportion of TDR finance receivables during the first half of 2014, which generally have lower rates than non-modified real estate loans. The decrease in yield was partially offset by a higher proportion of our remaining real estate loans that are secured by second mortgages, which generally have higher yields.

Interest expense decreased $192.6 million in 2014 when compared to 2013 primarily due to lower secured term loan interest expense allocated to Real Estate and lower securitization interest expense as a result of the sales of the Company’s beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions.

Provision for finance receivable losses decreased $127.2 million in 2014 when compared to 2013. The decrease in provision for finance receivable losses reflected a reduction in the allowance requirements recorded during 2014 as a result of the transfers of real estate loans with a total carrying value of $7.2 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014. This decrease was partially offset by $9.1 million of recoveries on previously charged-off real estate loans resulting from a sale of these loans in June 2013 (net of a $0.8 million adjustment for the subsequent buyback of certain real estate loans).

Net loss on repurchases and repayments of debt of $22.0 million and $46.4 million in 2014 and 2013, respectively, reflected acceleration of amortization of deferred costs and repurchases of debt at net amounts greater than carrying value.

Net gain on fair value adjustments on debt of $8.3 million and $56.9 million in 2014 and 2013, respectively, reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components were marked-to-market on a recurring basis and were no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

Net gain on sales of real estate loans and related trust assets of $185.2 million in 2014 primarily reflected consideration of amounts greater than the equity basis of the real estate loans at the date of sale. The net gain also included proceeds of $39.3 million from the related MSR Sale. The net gain was partially offset by the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale. Consistent with our segment reporting presentation, we have combined the lower of cost or fair value adjustments with the final gain (loss) on the sales of these loans.

Comparison of Pretax Operating Results for 2013 and 2012

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

Net loss on repurchases and repayments of debt totaled $46.4 million in 2013 compared to net gain on repurchases and repayments of debt of $13.8 million in 2012. The unfavorable variance in net gain (loss) on repurchases and repayments of debt in 2013 when compared to 2012 was primarily due to the repurchase of debt in 2013 with deferred costs remaining and at net amounts greater than carrying value compared to repurchases of debt in 2012 at net amounts less than carrying value.

Net gain on fair value adjustments on debt of $56.9 million and $10.4 million in 2013 and 2012, respectively, reflected differences between historical accounting basis and push-down accounting basis. On a historical accounting basis, certain long-term debt components were marked-to-market on a recurring basis and were no longer marked-to-market on a recurring basis after the application of push-down accounting at the time of the Fortress Acquisition.

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

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our prospective Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending as a result of our restructuring activities during the first half of 2012, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Effective June 1, 2014, we also report (on a prospective basis) certain real estate loans with limited equity capacity in Other. These short equity loans, which have liquidated down to an immaterial level, were previously included in our Core Consumer Operations.

Pretax operating results of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Interest income	$16,429	$45,366	$100,097

Interest expense	7,381	14,970	33,711

Net interest income	9,048	30,396	66,386

Provision for finance receivable losses	6,502	(200)	10,660

Net interest income after provision for finance receivable losses	2,546	30,596	55,726

Other revenues:
Insurance	57	80	108
Investment	110	1,521	4,758
Net gain (loss) on repurchases and repayments of debt	(326)	(1,071)	1,413
Other	630	(2,330)	3,911
Total other revenues	471	(1,800)	10,190

Other expenses:
Operating expenses:
Salaries and benefits *	10,512	166,507	32,186
Other operating expenses	974	11,596	94,126
Restructuring expenses	—	—	6,822
Total other expenses	11,486	178,103	133,134

Pretax operating loss	$(8,469)	$(149,307)	$(67,218)

*
Salaries and benefits in 2013 include $146.0 million of share-based compensation expense due to the grant of RSUs to certain of our executives and employees in the second half of 2013, which is not considered pertinent in determining segment performance.

Net finance receivables of the Other components (which are reported on a historical accounting basis) were as follows:

(dollars in thousands)
December 31,	2014	2013	2012

Net finance receivables:
Personal loans	$28,940	$38,149	$122,417
Real estate loans	6,448	7,456	8,570
Retail sales finance	49,949	103,037	217,092
Total	$85,337	$148,642	$348,079

On December 20, 2013, we sold personal loans totaling $18.3 million (on a historical accounting basis) from our lending operations in Puerto Rico. Pursuant to an interim servicing agreement, we continued to service these loans and perform collection services through March 21, 2014, the servicing transfer date. The remaining decrease in personal loans during 2013 reflected the liquidations on the non-originating portfolios from our legacy operations in 14 states and from our lending operations in Puerto Rico and the U.S. Virgin Islands.

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

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2014

Net finance receivables:
60-89 days past due	$37,322	$30,680	$12,039	$543	$80,584
90-119 days past due	29,725	18,988	9,039	471	58,223
120-149 days past due	24,509	15,689	5,516	501	46,215
150-179 days past due	20,798	14,172	3,573	308	38,851
180 days or more past due	1,697	2,248	12,034	25	16,004
Total delinquent finance receivables	114,051	81,777	42,201	1,848	239,877
Current	3,661,034	1,839,595	564,961	44,846	6,110,436
30-59 days past due	56,087	57,818	18,173	1,011	133,089
Total	$3,831,172	$1,979,190	$625,335	$47,705	$6,483,402

December 31, 2013

Net finance receivables:
60-89 days past due	$28,504	$60,669	$97,567	$1,290	$188,030
90-119 days past due	22,804	47,689	68,190	1,017	139,700
120-149 days past due	18,780	33,671	55,222	757	108,430
150-179 days past due	14,689	26,828	45,158	740	87,415
180 days or more past due	938	3,579	356,766	173	361,456
Total delinquent finance receivables	85,715	172,436	622,903	3,977	885,031
Current	3,038,307	2,232,965	7,183,437	92,093	12,546,802
30-59 days past due	47,682	99,948	176,009	2,841	326,480
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

TROUBLED DEBT RESTRUCTURING

We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a real estate loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

December 31, 2014

TDR net finance receivables (a)	$22,036	$9,905	$196,366	$228,307
Allowance for TDR finance receivable losses	$1,523	$2,673	$31,869	$36,065
Allowance as a percentage of TDR net finance receivables (b)	6.91%	26.99%	16.23%	15.80%
Number of TDR accounts	8,075	1,159	3,463	12,697

December 31, 2013

TDR net finance receivables	$14,718	$—	$1,380,223	$1,394,941
Allowance for TDR finance receivable losses	$923	$—	$176,455	$177,378
Allowance as a percentage of TDR net finance receivables	6.27%	—%	12.78%	12.78%
Number of TDR accounts	5,885	—	14,609	20,494

(a)	TDR real estate loan net finance receivables at December 31, 2014 include $91.1 million of TDR finance receivables held for sale.

(b)	Real estate loan allowance ratio at December 31, 2014 reflects the higher proportion of real estate loans secured by second mortgages as a result of the real estate loan sales during 2014.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

December 31, 2014

TDR net finance receivables (a) (b)	$499	$566	$33,349	$34,414
Number of TDR accounts (b)	141	53	524	718

December 31, 2013

TDR net finance receivables (a)	$1,294	$—	$68,901	$70,195
Number of TDR accounts	355	—	929	1,284

December 31, 2012

TDR net finance receivables (a)	$1,154	$—	$66,096	$67,250
Number of TDR accounts	438	—	594	1,032

(a)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(b)	TDR real estate loan net finance receivables for 2014 that defaulted during the previous 12 month period include 49 TDR accounts that were held for sale totaling $2.7 million.

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

Our insurance subsidiaries maintain reserves as liabilities on the balance sheet to cover future claims for certain insurance products. Claims reserves totaled $69.9 million as of December 31, 2014.

At December 31, 2014, we had $878.8 million of cash and cash equivalents, and during 2014, SHI generated net income of $504.6 million. Our net cash inflow from operating and investing activities totaled $2.2 billion in 2014. At December 31, 2014, our scheduled principal and interest payments for 2015 on our existing debt (excluding securitizations) totaled $1.1 billion. As of December 31, 2014, we had $2.0 billion unpaid principal balance (“UPB”) of unencumbered personal loans and $676.6 million UPB of unencumbered real estate loans.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next twelve months. In addition, we continue to evaluate our options for financing the purchase price for the Proposed Acquisition, which could be financed through cash on hand, the issuance of equity (which could significantly increase the number of shares of SHI’s common stock outstanding) or debt securities, bank borrowings, securitizations or a combination thereof.

To reduce the risk associated with unfavorable changes in interest rates on our debt not offset by favorable changes in yield of our finance receivables, we monitor the anticipated cash flows of our assets and liabilities, principally our finance receivables and debt. We have funded finance receivables with a combination of fixed-rate and floating-rate debt and equity and have based the mix of fixed-rate and floating-rate debt issuances, in part, on the nature of the finance receivables being supported. On a historical accounting basis, our floating-rate debt represented 1% of our borrowings at December 31, 2014 and 8% at December 31, 2013.

LIQUIDITY

Operating Activities

Cash from operations decreased $275.0 million in 2014 when compared to 2013 primarily due to one-time costs relating to the real estate sales transactions, partially offset by higher net interest income.

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

Investing Activities

Net cash provided by investing activities of $1.8 billion for 2014 was primarily due to the sales of finance receivables held for sale originated as held for investment during 2014. Net cash used for investing activities of $2.1 billion for 2013 reflected the purchase of the SpringCastle Portfolio on April 1, 2013.

Net cash provided by (used for) investing activities decreased $3.5 billion in 2013 when compared to 2012 primarily due to the purchase of the SpringCastle Portfolio.

Financing Activities

Net cash used for financing activities of $1.8 billion for 2014 was primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March 2014. Net cash provided by financing activities of $325.6 million for 2013 was primarily due to the issuance of long-term debt associated with the securitization of the SpringCastle Portfolio in April 2013.

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

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•	our inability to grow or maintain our personal loan portfolio with adequate profitability;

•	the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•	the liquidation and related losses within our remaining real estate portfolio could result in reduced cash receipts;

•	our ability to finance the Proposed Acquisition;

•	potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans; and

•	the potential for disruptions in the debt and equity markets.

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, a prolonged inability to adequately access capital market funding, and the funding requirements for the Proposed Acquisition. We intend to support our liquidity position by utilizing the following strategies:

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite, may pay as dividends without prior notice to, or in some cases approval from, the Indiana Department of Insurance. The maximum amount of dividends that can be paid without prior approval in a 12 month period, measured retrospectively from the date of payment, is the greater of 10% of policyholders’ surplus as of the prior year-end, or the net gain from operations as of the prior year-end. On October 20, 2014, Merit paid an ordinary dividend of $18.0 million to SFC that did not require prior approval, and Yosemite paid an extraordinary dividend of $57.0 million to SFC upon receiving prior approval. Our insurance subsidiaries paid $150.0 million of extraordinary dividends during each of the third quarter of 2013 and the second quarter of 2012 upon receiving prior approval. On July 31, 2013, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $57.8 million, upon receiving prior approval.

OUR DEBT AGREEMENTS

On December 3, 2014, SHI entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% of Senior Notes due 2019 issued by SFC.

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2014, approximately $4.3 billion aggregate principal amount of senior notes, including $3.1 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350.0 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

As of December 31, 2014, we were in compliance with all of the covenants under our debt agreements.

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

Based upon SFC’s financial results for the twelve months ended September 30, 2014, a mandatory trigger event did not occur with respect to the payment due in January 2015 as we were in compliance with both required ratios discussed above.

Consumer Loan Securitization

In connection with the Sumner Brook 2013-VFN1 securitization, SFC is required to maintain an available cash covenant and a consolidated tangible net worth covenant. At December 31, 2014, SFC was in compliance with these covenants.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of December 31, 2014, our structured financings consisted of the following:

(dollars in thousands)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations
SLFMT 2013-A	$567,880	$662,247	$567,880	$662,252	2.75%	Personal loans	2 years
SLFMT 2013-B	370,170	441,989	370,170	441,996	3.99%	Personal loans	3 years
SLFMT 2014-A	559,260	644,331	559,260	644,336	2.55%	Personal loans	2 years

Total consumer securitizations	1,497,310	1,748,567	1,497,310	1,748,584

SpringCastle Securitization
SCFT 2014-A	2,559,290	2,737,242	2,411,796	2,589,748	3.78%	Personal and junior mortgage loans	N/A (c)

Total secured structured financings	$4,056,600	$4,485,809	$3,909,106	$4,338,332

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

(c)	Not applicable.

In addition to the structured financings included in the table above, we have access to four conduit facilities, as discussed in Note 11 of the Notes to Consolidated Financial Statements in Item 8. At December 31, 2014, we had drawn $100 million under these facilities.

We also completed a consumer loan securitization in February 2015. See Note 24 of the Notes to Consolidated Financial Statements in Item 8 for further information on this subsequent transaction. Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a historical accounting basis were as follows:

Years Ended December 31,	2014	2013	2012

Weighted average interest rate	5.35%	5.48%	6.03%

Contractual Obligations

At December 31, 2014, our material contractual obligations were as follows:

(dollars in thousands)	2015	2016-2017	2018-2019	2020+	Securitizations (a)	Total

Principal maturities on long-term debt:
Securitization debt:
Consumer	$—	$—	$—	$—	$1,597,310	$1,597,310
SpringCastle Portfolio	—	—	—	—	2,049,286	2,049,286
Retail notes	47,211	—	—	—	—	47,211
Medium-term notes (b)	750,000	2,277,321	700,000	1,250,000	—	4,977,321
Junior subordinated debt	—	—	—	350,000	—	350,000
Total principal maturities	797,211	2,277,321	700,000	1,600,000	3,646,596	9,021,128
Interest payments on debt (c)	345,188	578,455	273,789	538,671	403,581	2,139,684
Operating leases (d)	27,642	39,480	17,514	4,409	—	89,045
Total	$1,170,041	$2,895,256	$991,303	$2,143,080	$4,050,177	$11,249,857

(a)	On-balance sheet securitizations are not included in maturities by period due to their variable monthly payments.

(b)
Medium term notes included $700 million aggregate principal amount of 5.25% Senior Notes due 2019, which were issued in December 2014, and reflects the related repurchases of $459 million aggregate principal amount of medium term notes due 2017, as discussed in Note 10 of the Notes to Consolidated Financial Statements in Item 8.

(c)	Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2014.

(d)	Operating leases include annual rental commitments for leased office space, automobiles, and information technology and related equipment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated variable interest entities (“VIEs”) at December 31, 2014 or 2013, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of December 31, 2014, we had no repurchase activity related to these sales.

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

We believe the amount of the allowance for finance receivable losses is the most significant estimate we make. See “Allowance for Finance Receivable Losses” below for further discussion of the models and assumptions used to assess the adequacy of the allowance for finance receivable losses and Note 5 of the Notes to Consolidated Financial Statements in Item 8 for period-to-period changes in the components of our allowance for finance receivable losses.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2014		2013
(dollars in thousands)	+100 bp	-100 bp	+100 bp	-100 bp

Assets
Net finance receivables, less allowance for finance receivable losses (a)	$(146,255)	$152,692	$(483,071)	$525,371
Finance receivables held for sale	(11,806)	13,798	—	—
Fixed-maturity investment securities	(40,885)	40,058	(28,509)	28,589

Liabilities
Long-term debt (b)	$(253,097)	$265,891	$(345,778)	$252,888

(a)
The decrease in +100 and -100 basis points market risk exposure on net finance receivables, less allowance for finance receivable losses at December 31, 2014 when compared to December 31, 2013 reflected the transfers of real estate loans, which generally are more sensitive to changes in interest rates, to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014.

(b)
We have employed a new model to estimate the increase (decrease) in the fair value of our long-term debt at December 31, 2014. This model utilizes a treasury rate for each debt security. Using the new model, the +100 basis points and -100 basis points market risk exposure on long-term debt at December 31, 2013 would have been $(390.1) million and $381.6 million, respectively. Using this comparable basis, the decrease in +100 and -100 basis points market risk exposure on long-term debt at December 31, 2014 when compared to December 31, 2013 reflected the elimination of debt associated with our mortgage securitizations, which generally are more susceptible to price fluctuations.

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

Item 8. Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Springleaf Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Springleaf Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to insufficient documentation demonstrating compliance with the spreadsheet and report controls designed to provide reasonable assurance to management as to the completeness and accuracy of inputs, assumptions and formulas included in certain spreadsheets and reports used in the preparation and analysis of accounting and financial information existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 16, 2015

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands)
December 31,	2014	2013

Assets

Cash and cash equivalents	$878,826	$431,409
Investment securities	2,934,749	582,090
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $1.9 billion in 2014 and $1.6 billion in 2013)	3,831,172	3,171,704
SpringCastle Portfolio (includes loans of consolidated VIEs of $2.0 billion in 2014 and $2.5 billion in 2013)	1,979,190	2,505,349
Real estate loans (includes loans of consolidated VIEs of $0 in 2014 and $5.7 billion in 2013)	625,335	7,982,349
Retail sales finance	47,705	98,911
Net finance receivables	6,483,402	13,758,313
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $71.7 million in 2014 and $153.7 million in 2013)	(175,749)	(333,325)
Net finance receivables, less allowance for finance receivable losses	6,307,653	13,424,988
Finance receivables held for sale	204,967	—
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $210.3 million in 2014 and $522.8 million in 2013)	217,975	536,005
Other assets	513,694	428,194

Total assets	$11,057,864	$15,402,686

Liabilities and Shareholders’ Equity

Long-term debt (includes debt of consolidated VIEs of $3.6 billion in 2014 and $7.3 billion in 2013)	$8,384,910	$12,769,036
Insurance claims and policyholder liabilities	445,553	394,168
Deferred and accrued taxes	152,156	145,520
Other liabilities	238,283	207,334
Total liabilities	9,220,902	13,516,058
Commitments and contingent liabilities (Note 19)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 114,832,895 shares issued and outstanding at December 31, 2014 and 2013	1,148	1,148
Additional paid-in capital	529,569	524,087
Accumulated other comprehensive income	3,226	28,095
Retained earnings	1,491,326	986,690
Springleaf Holdings, Inc. shareholders’ equity	2,025,269	1,540,020
Non-controlling interests	(188,307)	346,608
Total shareholders’ equity	1,836,962	1,886,628

Total liabilities and shareholders’ equity	$11,057,864	$15,402,686

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in thousands except
earnings (loss) per share)
Years Ended December 31,	2014	2013	2012

Interest income:
Finance charges	$1,920,513	$2,153,745	$1,712,073
Finance receivables held for sale originated as held for investment	61,265	333	2,740
Total interest income	1,981,778	2,154,078	1,714,813

Interest expense	734,022	919,749	1,075,205

Net interest income	1,247,756	1,234,329	639,608

Provision for finance receivable losses	474,147	527,661	341,578

Net interest income after provision for finance receivable losses	773,609	706,668	298,030

Other revenues:
Insurance	166,459	148,179	126,423
Investment	39,127	35,132	35,896
Net loss on repurchases and repayments of debt	(66,175)	(41,716)	(15,542)
Net gain (loss) on fair value adjustments on debt	(15,033)	6,055	(2,992)
Net gain on sales of real estate loans and related trust assets	726,322	—	—
Other	(18,374)	5,410	(46,442)
Total other revenues	832,326	153,060	97,343

Other expenses:
Operating expenses:
Salaries and benefits	359,818	463,920	320,164
Other operating expenses	265,990	253,372	296,395
Restructuring expenses	—	—	23,503
Insurance losses and loss adjustment expenses	75,631	64,879	60,679
Total other expenses	701,439	782,171	700,741

Income (loss) before provision for (benefit from) income taxes	904,496	77,557	(305,368)

Provision for (benefit from) income taxes	297,046	(16,185)	(87,671)

Net income (loss)	607,450	93,742	(217,697)

Net income attributable to non-controlling interests	102,814	113,043	—

Net income (loss) attributable to Springleaf Holdings, Inc.	$504,636	$(19,301)	$(217,697)

Share Data:
Weighted average number of shares outstanding:
Basic	114,791,225	102,917,172	100,000,000
Diluted	115,265,123	102,917,172	100,000,000
Earnings (loss) per share:
Basic	$4.40	$(0.19)	$(2.18)
Diluted	$4.38	$(0.19)	$(2.18)

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Net income (loss)	$607,450	$93,742	$(217,697)

Other comprehensive income (loss):
Net unrealized gains (losses) on:
Investment securities with other-than-temporary impairments	(368)	(78)	475
All other investment securities	19,585	(12,156)	13,300
Cash flow hedges	—	—	(16,987)
Retirement plan liabilities adjustments	(49,740)	17,731	67,019
Foreign currency translation adjustments	800	(547)	3,975

Income tax effect:
Net unrealized (gains) losses on:
Investment securities with other-than-temporary impairments	129	27	(166)
All other investment securities	(6,851)	4,260	(4,661)
Cash flow hedges	—	—	5,945
Retirement plan liabilities adjustments	16,646	(5,698)	(23,678)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(19,799)	3,539	45,222

Reclassification adjustments included in net income (loss):
Net realized (gains) losses on investment securities	(7,800)	(2,788)	2,507
Cash flow hedges	—	(160)	10,504

Income tax effect:
Net realized gains (losses) on investment securities	2,730	976	(877)
Cash flow hedges	—	56	(3,676)
Reclassification adjustments included in net income (loss), net of tax	(5,070)	(1,916)	8,458
Other comprehensive income (loss), net of tax	(24,869)	1,623	53,680

Comprehensive income (loss)	582,581	95,365	(164,017)

Comprehensive income attributable to non-controlling interests	102,814	113,043	—

Comprehensive income (loss) attributable to Springleaf Holdings, Inc.	$479,767	$(17,678)	$(164,017)

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	Springleaf Holdings, Inc. Shareholders’ Equity
(dollars in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Springleaf Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2014	$1,148	$524,087	$28,095	$986,690	$1,540,020	$346,608	$1,886,628
Share-based compensation expense, net of forfeitures	—	5,742	—	—	5,742	—	5,742
Excess tax benefit from share-based compensation	—	276	—	—	276	—	276
Withholding tax on vested RSUs	—	(536)	—	—	(536)	—	(536)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(637,729)	(637,729)
Change in net unrealized gains:
Investment securities	—	—	7,425	—	7,425	—	7,425
Retirement plan liabilities adjustments	—	—	(33,094)	—	(33,094)	—	(33,094)
Foreign currency translation adjustments	—	—	800	—	800	—	800
Net income	—	—	—	504,636	504,636	102,814	607,450
Balance, December 31, 2014	$1,148	$529,569	$3,226	$1,491,326	$2,025,269	$(188,307)	$1,836,962

Balance, January 1, 2013	$1,000	$147,459	$26,472	$1,005,991	$1,180,922	$—	$1,180,922
Sale of common stock	148	251,256	—	—	251,404	—	251,404
Share-based compensation expense, net of forfeitures	—	145,988	—	—	145,988	—	145,988
Underwriting discount and offering expenses	—	(20,616)	—	—	(20,616)	—	(20,616)
Changes in non-controlling interests:
Contributions from joint venture partners	—	—	—	—	—	438,081	438,081
Distributions declared to joint venture partners	—	—	—	—	—	(204,516)	(204,516)
Change in net unrealized losses:
Investment securities	—	—	(9,759)	—	(9,759)	—	(9,759)
Cash flow hedges	—	—	(104)	—	(104)	—	(104)
Retirement plan liabilities adjustments	—	—	12,033	—	12,033	—	12,033
Foreign currency translation adjustments	—	—	(547)	—	(547)	—	(547)
Net income (loss)	—	—	—	(19,301)	(19,301)	113,043	93,742
Balance, December 31, 2013	$1,148	$524,087	$28,095	$986,690	$1,540,020	$346,608	$1,886,628

Balance, January 1, 2012	$1,000	$147,459	$(27,208)	$1,223,688	$1,344,939	$—	$1,344,939
Change in net unrealized gains (losses):
Investment securities	—	—	10,578	—	10,578	—	10,578
Cash flow hedges	—	—	(4,214)	—	(4,214)	—	(4,214)
Retirement plan liabilities adjustments	—	—	43,341	—	43,341	—	43,341
Foreign currency translation adjustments	—	—	3,975	—	3,975	—	3,975
Net loss	—	—	—	(217,697)	(217,697)	—	(217,697)
Balance, December 31, 2012	$1,000	$147,459	$26,472	$1,005,991	$1,180,922	$—	$1,180,922

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Cash flows from operating activities
Net income (loss)	$607,450	$93,742	$(217,697)
Reconciling adjustments:
Provision for finance receivable losses	474,147	527,661	341,578
Depreciation and amortization	34,666	(55,148)	165,220
Deferred income tax charge (benefit)	20,114	(118,839)	(167,649)
Net loss (gain) on fair value adjustments on debt	15,033	(6,055)	2,992
Net gain on sales of real estate loans and related trust assets	(726,322)	—	—
Net charge-offs on finance receivables held for sale	9,714	—	—
Writedowns on assets resulting from restructuring	—	—	5,046
Impairments of Ocean Finance and Mortgages Limited assets	—	—	8,342
Net gain on sales of finance receivables	—	—	(5,908)
Net loss on repurchases and repayments of debt	66,175	41,716	15,542
Share-based compensation expense, net of forfeitures	5,742	145,988	—
Other	198	18,667	60,403
Cash flows due to changes in:
Other assets and other liabilities	(30,590)	16,011	22,689
Insurance claims and policyholder liabilities	51,385	28,930	10,367
Taxes receivable and payable	(98,168)	(9,896)	58,634
Accrued interest and finance charges	(35,842)	(42,315)	(30,302)
Restricted cash and cash equivalents not reinvested	5,615	35,597	(40,967)
Other, net	978	(808)	(174)
Net cash provided by operating activities	400,295	675,251	228,116

Cash flows from investing activities
Finance receivables originated or purchased, net of deferred origination costs	(2,611,681)	(2,302,161)	(1,701,400)
Principal collections on finance receivables	2,827,105	3,152,767	2,649,404
Purchase of SpringCastle Portfolio	—	(2,963,547)	—
Sales and principal collections on finance receivables held for sale originated as held for investment	3,798,587	15,480	181,561
Available-for-sale investment securities purchased	(351,026)	(554,846)	(1,052,312)
Trading investment securities purchased	(2,978,366)	(10,034)	(743)
Available-for-sale investment securities called, sold, and matured	291,212	846,576	1,210,870
Trading investment securities called, sold, and matured	687,246	8,421	6,064
Change in restricted cash and cash equivalents	111,753	(413,758)	(50,564)
Proceeds from sale of real estate owned	58,783	108,718	181,996
Other, net	(13,185)	(10,758)	(117)
Net cash (used for) provided by investing activities	1,820,428	(2,123,142)	1,424,759

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,557,129	6,296,061	2,263,317
Excess tax benefit from share-based compensation	276	—	—
Repurchases and repayments of long-term debt	(4,691,886)	(6,434,786)	(3,054,379)
Contributions from joint venture partners	—	438,081	—
Distributions to joint venture partners	(637,729)	(204,516)	—
Proceeds from issuance of common stock, net of offering costs	—	230,788	—
Net cash (used for ) provided by financing activities	(1,772,210)	325,628	(791,062)

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Effect of exchange rate changes on cash and cash equivalents	(1,096)	(676)	2,949

Net change in cash and cash equivalents	447,417	(1,122,939)	864,762
Cash and cash equivalents at beginning of period	431,409	1,554,348	689,586
Cash and cash equivalents at end of period	$878,826	$431,409	$1,554,348

Supplemental cash flow information
Interest paid	$541,089	$724,208	$845,272
Income taxes paid	375,208	112,536	18,642

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$49,294	$93,416	$181,380
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	6,901,755	18,005	182,208
Transfer of finance receivables held for sale to finance receivables held for investment	—	—	1,353
Unsettled investment security purchases and sales	(6,667)	—	—

See Notes to Consolidated Financial Statements.

SPRINGLEAF HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

1. Nature of Operations

Springleaf Holdings, Inc. (“SHI” or, collectively with its subsidiaries, whether directly or indirectly owned, “Springleaf,” the “Company,” “we,” “us,” or “our”) is a Delaware corporation, primarily owned by Springleaf Financial Holdings, LLC (the “Initial Stockholder”).

On October 21, 2013, SHI completed the initial public offering of its common stock. At December 31, 2014, the Initial Stockholder owned approximately 75% of SHI’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and AIG Capital Corporation, a subsidiary of American International Group, Inc. (“AIG”).

SHI is a financial services holding company whose principal subsidiary is Springleaf Finance, Inc. (“SFI”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”), a financial services holding company with subsidiaries engaged in the consumer finance and credit insurance businesses. At December 31, 2014, we had $6.5 billion of net finance receivables due from over 1.2 million customer accounts. At December 31, 2014, we had a network of 831 branch offices in 26 states, complemented by our centralized operations, which provides support to our branch operations. As of December 31, 2014, we had 5,030 employees.

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2014, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

When we initially defined our operating segments in early 2013, we presented Consumer and Insurance as two distinct reporting segments. However, over the course of 2013 and into 2014, management has shifted its strategy for the Insurance segment toward organic growth primarily as an ancillary product complementing our consumer lending activities and has been increasingly viewing and managing the Insurance segment together with Consumer. As a result of the changes in strategy and the way that management views the insurance business of the Company, we are now presenting them as one segment. To conform to the new segment alignment, we have revised our prior period segment disclosures.

Management considers Consumer and Insurance and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.”

Our segments are managed as follows:

Core Consumer Operations

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized operations and offer credit insurance (life insurance, accident and health insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. Branch operations primarily conduct business in 26 states, which are our core operating states. Our centralized operations underwrite and process certain loan applications that we receive from our branch operations or through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), our centralized operations originate the loan.

•
Acquisitions and Servicing — On April 1, 2013, we acquired a consumer loan portfolio with an aggregate unpaid principal balance (“UPB”) of $3.9 billion (the “SpringCastle Portfolio”) through a joint venture in which we own a 47% equity interest. The SpringCastle Portfolio consists of unsecured loans and loans secured by subordinate residential real estate mortgages (which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests) and includes both closed-end accounts and open-end lines of

Notes to Consolidated Financial Statements, Continued

credit. These loans vary in form and substance from our typical branch serviced loans and are in a liquidating status with no anticipation of new loan originations.

Non-Core Portfolio

•
Real Estate — We service and hold real estate loans secured by first or second mortgages on residential real estate. Real estate loans previously originated through our branch offices or previously acquired or originated through centralized distribution channels are serviced by: (i) MorEquity, Inc. (“MorEquity”) a wholly owned subsidiary, and subserviced by Nationstar Mortgage LLC (“Nationstar”); (ii) Select Portfolio Servicing, Inc.; or (iii) our centralized operations. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The remaining components (which we refer to as “Other”) consist of our other non-core, non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our Core Consumer Operations and our Non-Core Portfolio. These operations include our legacy operations in 14 states where we have also ceased branch-based personal lending, our liquidating retail sales finance portfolio (including our retail sales finance accounts from our dedicated auto finance operation), our lending operations in Puerto Rico and the U.S. Virgin Islands, and the operations of our United Kingdom subsidiary. Effective June 1, 2014, we also report (on a prospective basis) certain real estate loans with limited equity capacity in Other. These short equity loans, which have liquidated down to an immaterial level, were previously included in our Core Consumer Operations.

SIGNIFICANT REAL ESTATE LOAN TRANSACTIONS

During 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans. These transactions substantially complete the Company’s previously disclosed plan to liquidate its non-core real estate loans and are discussed below.

In conjunction with these real estate loan transactions, we have closed our servicing centers in Dallas, Texas, Rancho Cucamonga, California, and Wesley Chapel, Florida, and have eliminated certain staff positions in our Evansville, Indiana, location. In total, approximately 300 staff positions were eliminated. However, the total reduction in workforce was approximately 170 employees, as 130 employees have been transferred into other positions at Springleaf. We recorded restructuring expenses of $3.8 million in 2014 due to the workforce reductions and the closings of the servicing facilities, which are included in salaries and benefits and other operating expenses.

Our insurance subsidiaries have written certain insurance policies on properties, which collateralize the loans that have been deconsolidated or disposed of as a result of these sales. As part of the disposition, the insurance policies associated with the sold loans have been or will be cancelled.

The following real estate loan sales were completed during 2014. The net gain on each sale transaction disclosed below was subject to revisions relating to customary adjustments to the initial sales price resulting from new information received subsequent to the date of sale.

The “Third Street Disposition”

On March 6, 2014, Third Street Funding LLC (“Third Street”), a wholly owned subsidiary of SFC, agreed to sell and transfer its beneficial interests in the mortgage-backed retained certificates related to a securitization transaction completed in 2009 to Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) for a purchase price of $737.2 million. On March 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. Third Street completed this transaction on March 31, 2014, and recorded a net gain of $72.0 million, at which time, the real estate loans included in the transaction had a carrying value of $724.9 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the securitization trust holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

Notes to Consolidated Financial Statements, Continued

The “MorEquity Disposition”

On March 7, 2014, MorEquity entered into an agreement to sell, subject to certain closing conditions, certain performing and non-performing real estate loans for a purchase price of $79.0 million. On March 1, 2014, these loans were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. MorEquity completed this sale on March 31, 2014, and recorded a net loss of $16.9 million, at which time, the real estate loans included in the transaction had a carrying value of $89.9 million (after the basis adjustment for the related allowance for finance receivable losses).

The “Sixth Street Disposition”

On May 23, 2014, Sixth Street Funding LLC (“Sixth Street”), a wholly owned subsidiary of SFC, agreed to sell and transfer its beneficial interests in the mortgage-backed retained certificates related to a securitization transaction completed in 2010 to MLPFS for a purchase price of $263.7 million. On June 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. Sixth Street completed this transaction on June 30, 2014, and recorded a net gain of $34.8 million, at which time, the real estate loans included in the transaction had a carrying value of $444.4 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the securitization trust holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “2006-1 Securitization Assets Sale”

On July 31, 2014, Second Street Funding LLC (“Second Street”), an indirect subsidiary of SHI, entered into an agreement to sell certain mortgage-backed notes and trust certificates issued by American General Mortgage Loan Trust 2006-1 to an unaffiliated third party, for a purchase price of $9.5 million subject to customary closing conditions. On August 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. Second Street completed this transaction on September 30, 2014, and recorded a net gain of $24.6 million, at which time, the real estate loans included in the transaction had a carrying value of $87.8 million (after the basis adjustment for the related allowance for finance receivable losses). As a result of the sale, we deconsolidated the securitization trust holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

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

On August 1, 2014, the real estate loans included in the transaction were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. The Depositors completed this transaction on August 29, 2014, and recorded a net gain of $608.4 million, at which time, the real estate loans included in the transaction had a carrying value of $4.0 billion (after the basis adjustment for the related allowance for finance receivable losses). The purchase price for the Securitization Assets Sale was $1.6 billion. As a result of the sale, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

The “MSR Sale”

Additionally, in a separate transaction on August 6, 2014, SFC and MorEquity (collectively, the “Sellers”), entered into a Mortgage Servicing Rights Purchase and Sale Agreement, dated and effective as of August 1, 2014, with Nationstar, pursuant to

Notes to Consolidated Financial Statements, Continued

which the Sellers agreed to sell to Nationstar all of their rights and responsibilities as servicer, primary servicer, and/or master servicer of the mortgage loans primarily underlying the Sellers’ securitizations completed in 2006, 2011, 2012 and 2013 (each a “Pool” and collectively, the “Pools”) with a UPB of approximately $5 billion. Additionally, Nationstar agreed to assume on and after the effective date, all of the Sellers’ rights and responsibilities as servicer, primary servicer and/or master servicer, as applicable, for each Pool arising and to be performed on and after the sale date, which include, among other things, the right to receive the related servicing fee on a monthly basis.

The purchase price for the MSR Sale was $39.3 million. We received $19.4 million of the proceeds of the MSR Sale on August 29, 2014, the closing date, and $15.7 million of the proceeds on October 23, 2014. The remaining amount was subject to a holdback for resolution of missing documentation and other customary conditions, and was expected to be received no later than 120 days after the date of transfer of servicing upon resolution of those conditions. SFC and Nationstar mutually agreed to extend the resolution period for the holdback beyond 120 days. At December 31, 2014, the holdback remaining totaled $4.2 million. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

The servicing for each Pool was transferred on September 30, 2014. From the closing of the MSR Sale on August 29, 2014, until the servicing transfer on September 30, 2014, the Company continued to service certain loans on behalf of Nationstar under an interim servicing agreement.

The “September Whole Loan Sales”

On August 6, 2014, SFC and Credit Suisse agreed to the terms of sale of certain performing and non-performing mortgage loans by certain indirect subsidiaries of SHI (referred to herein as the “Whole Loan Sales”). On August 1, 2014, the real estate loans included in the Whole Loan Sales were transferred from held for investment to held for sale, due to management’s intent to no longer hold these finance receivables for the foreseeable future. We completed the sale of a portion of the Whole Loan Sales on September 30, 2014 (the “September Whole Loan Sales”) and recorded a net loss of $5.0 million, which includes a $7.0 million increase in reserve for recourse obligations during the fourth quarter of 2014. The real estate loans included in the September Whole Loan Sales had a carrying value of $778.4 million (after the basis adjustment for the related allowance for finance receivable losses).

The aggregate purchase price of $795.1 million for the September Whole Loan Sales included a holdback provision of $120 million of which $40 million was subject to finalization of the terms and conditions of administering the holdback and the remainder was subject to our ability to cure certain documentation deficiencies within the 60 day period (subject to extension under certain circumstances) subsequent to the closing of the sale. SFC and Credit Suisse mutually agreed to extend the cure period for documentation deficiencies beyond 60 days. During the fourth quarter of 2014, we received $83.0 million of the holdback provision from Credit Suisse. At December 31, 2014, the holdback remaining totaled $37.0 million.

The “November Whole Loan Sales”

We completed the second sale of a portion of the Whole Loan Sales on November 7, 2014 (the “November Whole Loan Sales”) and recorded a net gain of $7.8 million. The real estate loans included in the November Whole Loan Sales had a carrying value of $250.6 million (after the basis adjustment for the related allowance for finance receivable losses) as of the date of sale.

The aggregate purchase price of $270.1 million for the November Whole Loan Sales included a holdback provision of $34.3 million, which was subject to our ability to cure certain documentation deficiencies within a 60 day period (subject to extension under certain circumstances) subsequent to the closing of the sale. SFC and Credit Suisse mutually agreed to extend the cure period for documentation deficiencies beyond 60 days. On November 7, 2014, we received $235.8 million of the proceeds, and in December 2014, we received $11.5 million of the holdback provision from Credit Suisse. At December 31, 2014, the holdback remaining totaled $22.8 million.
The “December Whole Loan Sales”

On December 19, 2014, we completed an additional loan sale to Credit Suisse (the “December Whole Loan Sales”) and recorded a net gain of $0.6 million. The real estate loans included in the December Whole Loan Sales had a carrying value of $23.6 million (after the basis adjustment for the related allowance for finance receivable losses) as of the date of sale.

The aggregate purchase price of $25.8 million for the December Whole Loan Sales included a holdback provision of $4.5 million, which was subject to our ability to cure certain documentation deficiencies within a 60 day period (subject to extension

Notes to Consolidated Financial Statements, Continued

under certain circumstances) subsequent to the closing of the sale. SFC and Credit Suisse mutually agreed to extend the cure period for documentation deficiencies beyond 60 days. On December 19, 2014, we received $21.3 million of the proceeds from Credit Suisse. At December 31, 2014, the holdback remaining totaled $4.5 million.

2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using generally accepted accounting principles in the United States of America (“U.S. GAAP”). The statements include the accounts of SHI, its subsidiaries (all of which are wholly owned, except for certain indirect subsidiaries associated with a joint venture in which we own a 47% equity interest), and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date. We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2014 presentation, we reclassified certain items in prior periods, including certain items in prior periods of our consolidated cash flow statement.

In connection with SHI’s initial public offering of its common stock previously discussed, SFI became a wholly owned subsidiary of SHI. As a result, the financial statements of SFI have been adjusted on a retrospective basis, as appropriate, as financial statements of SHI.

Prior Period Revisions

During the first quarter of 2014, we identified that the disclosure of the allowance for finance receivable losses related to our securitized finance receivables at December 31, 2013, was previously incorrectly overstated by $26.8 million. The parenthetical disclosure of the allowance of consolidated VIEs as of December 31, 2013 on our consolidated balance sheet and the related VIE disclosures in Notes 5 and 11 have been revised in this report to $153.7 million.

During the first quarter of 2014, we also discovered that our long-term debt associated with securitizations that were issued at a discount and which had embedded derivatives, was incorrectly excluded from the fair value disclosure of our financial instruments measured on a recurring basis. The affected fair value amount has been corrected in Note 23 in this report to include the fair value of our long-term debt measured on a recurring basis of $363.7 million at December 31, 2013.

During the second quarter of 2014, we discovered that we incorrectly disclosed the carrying values at the date of sale of the real estate loans associated with the 2009-1 securitization and certain additional real estate loans sold on March 31, 2014. The affected carrying values have been corrected in Note 1 in this report as follows: (i) the carrying value of real estate loans associated with the 2009-1 securitization that were sold on March 31, 2014, was previously reported as $742.0 million but has been corrected to be $724.9 million and (ii) the carrying value of additional real estate loans sold on March 31, 2014, was previously reported as $93.3 million but has been corrected to be $89.9 million.

During the fourth quarter of 2014, we discovered that we previously understated the carrying value of the real estate loans associated with the September Whole Loan Sales in our calculation of the gain (loss) on the September Whole Loan Sales. This error resulted in an overstatement of $9.8 million of net gain on sales of real estate loans and related trust assets for the three and nine months ended September 30, 2014. As a result of this finding, we recorded an out-of-period adjustment in the fourth quarter of 2014, which decreased net gain on sales of real estate loans and related trust assets by $9.8 million, decreased provision for income taxes by $3.6 million, and decreased basic and diluted earnings per share each by $0.05. Additionally, the carrying value at the date of sale of the real estate loans associated with the September Whole Loan Sales that were sold on September 30, 2014, was previously reported as $768.6 million but has been corrected in Note 1 in this report to be $778.4 million.

Additionally, during the fourth quarter of 2014, we discovered that we previously overstated the carrying value of the real estate loans associated with the Securitization Assets Sale in our calculation of the gain (loss) on the Securitization Assets Sale. This error resulted in an understatement of $4.5 million of net gain on sales of real estate loans and related trust assets for the three and nine months ended September 30, 2014. As a result of this finding, we recorded an out-of-period adjustment in the fourth quarter of 2014, which increased net gain on sales of real estate loans and related trust assets by $4.5 million, increased

Notes to Consolidated Financial Statements, Continued

provision for income taxes by $1.7 million, and increased basic and diluted earnings per share each by $0.02. Since the carrying value at the date of sale of the real estate loans associated with the Securitization Assets Sale that were sold on August 29, 2014, was previously reported in billions as $4.0 billion, the corrected carrying value reported in billions in Note 1 in this report did not change.

In addition to the out-of-period adjustments previously discussed, during the fourth quarter of 2014, we discovered that we incorrectly included the accrued finance charges in gross finance receivables for certain loan accounts included in the SpringCastle Portfolio, which have revolving credit privileges. The affected disclosure in Note 4 of this report has been corrected by decreasing the gross finance receivables and increasing the accrued interest receivable as of December 31, 2013 by $26.8 million.

Additionally, during the fourth quarter of 2014, we discovered that our personal loans and loans included in the SpringCastle Portfolio deemed to be troubled debt restructured (“TDR”) finance receivables were previously incorrectly excluded in the related disclosures of our finance receivables and allowance for finance receivable losses. The applicable amounts have been corrected in Notes 4 and 5 in this report for each period affected.

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

ACCOUNTING POLICIES

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a loan-by-loan basis. We classify finance receivables as held for investment due to our ability and intent to hold them until customer payoff. We carry finance receivables at amortized cost which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. They are net of unamortized finance charges on precomputed receivables and unamortized points and fees. We include the cash flows from finance receivables held for investment in the consolidated statements of cash flows as investing activities. We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, the insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in the consolidated statements of cash flows.

Although a significant portion of insurance claims and policyholder liabilities originate from the finance receivables, our policy is to report them as liabilities and not net them against finance receivables.

Insurance claims and policyholder liabilities relate to the underwriting activities of our Consumer and Insurance segment.

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

We stop accruing finance charges when the fourth contractual payment becomes past due for personal loans, the SpringCastle Portfolio, and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail accounts. For finance receivables serviced externally, including real estate loans, we stop accruing finance charges when the third or fourth

Notes to Consolidated Financial Statements, Continued

contractual payment becomes past due depending on the type of receivable and respective third party servicer. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

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

Purchased Credit Impaired Finance Receivables

As part of each of our acquisitions, we identify a population of finance receivables for which it is determined that it is probable that we will be unable to collect all contractually required payments. The population of accounts identified principally consists of those finance receivables that are 60 days or more past due at acquisition, which had been classified as TDR finance receivables as of the acquisition date, or had been previously modified.

We accrete the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows (the “accretable yield”) into interest income at a level rate of return over the expected lives of the underlying pools of the purchased credit impaired finance receivables. The underlying pools are based on finance receivables with common risk characteristics. We have established policies and procedures to periodically (at least once a quarter) update the amount of cash flows we expect to collect, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable significant increases in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool’s yield.

Our purchased credit impaired finance receivables remain in our purchased credit impaired pools until liquidation. We do not reclassify modified purchased credit impaired finance receivables as TDR finance receivables.

We have additionally established policies and procedures related to maintaining the integrity of these pools. A finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is charged-off. If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its carrying amount with the carrying amount being determined using the pro-rata method (the UPB of the particular finance receivable divided by the UPB of the pool multiplied by the carrying amount of the pool). Removal of the finance receivable from a pool does not affect the yield used to recognize accretable yield of the pool. If a finance receivable is removed from the pool because it is charged-off, it is removed at its carrying amount with a charge to the provision for finance receivable losses.

Troubled Debt Restructured Finance Receivables

We make modifications to our personal loans and loans in our SpringCastle Portfolio to assist borrowers who are in bankruptcy or are participating in a consumer credit counseling arrangement. We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish reserves on our TDR finance receivables in accordance with the authoritative guidance for impaired loans.

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we

Notes to Consolidated Financial Statements, Continued

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

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by finance receivable type. Our finance receivable types (personal loans, SpringCastle Portfolio, real estate loans, and retail sales finance) consist of a large number of relatively small, homogeneous accounts. We evaluate our finance receivable types for impairment as pools. None of our accounts are large enough to warrant individual evaluation for impairment.

Management considers numerous internal and external factors in estimating probable incurred losses in our finance receivable portfolio, including the following:

•	prior finance receivable loss and delinquency experience;

•	the composition of our finance receivable portfolio; and

•	current economic conditions, including the levels of unemployment and personal bankruptcies.

We generally charge off to the allowance for finance receivable losses personal loans that are beyond 180 days past due.

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

Notes to Consolidated Financial Statements, Continued

deferments in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies.

For our real estate loans, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem, which extends the term of an account. Prior to granting the deferment, we require a partial payment that is usually the greater of one-half of a regular monthly payment or the interest due on the account and any escrow payments for real estate loans that were originated at our branch offices and require two contractual payments plus any past due principal and escrow payments due on the account for real estate loans that were originated or acquired centrally. We forebear the remaining past due interest when the deferment is granted for real estate loans that were originated or acquired centrally (prior to March 1, 2012, we waived the remaining past due interest). The account is considered current upon granting the deferment. We limit a customer to two deferments in a rolling twelve month period for real estate loans that were originated at our branch offices (one deferment for real estate loans that were originated or acquired centrally) unless we determine that an exception is warranted and is consistent with our credit risk policies.

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

The allowance for finance receivable losses related to our purchased credit impaired finance receivables is calculated using updated cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected finance receivable cash flows result in the recognition of impairment. Probable and significant increases in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses.

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDR finance receivables represents loan-specific reserves based on an analysis of the present value of expected future cash flows. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDR finance receivables. The primary assumptions for our model are prepayment speeds, default rates, and severity rates.

Finance Receivables Held for Sale

Depending on market conditions or certain of management’s capital sourcing strategies, which may impact our ability and/or intent to hold our finance receivables until maturity or for the foreseeable future, we may decide to sell finance receivables originally intended for investment. Our ability to hold finance receivables for the foreseeable future is subject to a number of factors, including economic and liquidity conditions, and therefore may change. As of each reporting period, management determines our ability to hold finance receivables for the foreseeable future based on assumptions for liquidity requirements or other strategic goals. When it is probable that management’s intent or ability is to no longer hold finance receivables for the foreseeable future and we subsequently decide to sell specifically identified finance receivables that were originally classified as held for investment, the net finance receivables, less allowance for finance receivable losses are reclassified as finance receivables held for sale and are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance and is recognized in finance receivables held for sale originated as held for investment revenues. We base the fair value estimates on negotiations with prospective purchasers (if any) or by using projected cash flows discounted at the weighted average interest rates offered in the market for similar finance receivables. We base cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses. Cash flows resulting from the sale of the finance receivables that were originally classified as held for investment are recorded as an investing activity in the consolidated statements of cash flows since U.S. GAAP requires the statement of cash flow presentation to be based on the original classification of the finance receivable. When sold, we record the sales price we receive less our carrying value of these finance receivables held for sale in other revenues.

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

Reserve for Sales Recourse Obligations

When we sell finance receivables, we establish a reserve for sales recourse in other liabilities, which represents our estimate of losses to be: (a) incurred by us on the repurchase of certain finance receivables that we previously sold; and (b) incurred by us for the indemnification of losses incurred by purchasers. Certain sale contracts include provisions requiring us to repurchase a finance receivable or indemnify the purchaser for losses it sustains with respect to a finance receivable if a borrower fails to make initial loan payments to the purchaser or if the accompanying mortgage loan breaches certain customary representations and warranties. These representations and warranties are made to the purchaser with respect to various characteristics of the finance receivable, such as the manner of origination, the nature and extent of underwriting standards applied, the types of documentation being provided, and, in limited instances, reaching certain defined delinquency limits. Although the representations and warranties are typically in place for the life of the finance receivable, we believe that most repurchase requests occur within the first five years of the sale of a finance receivable. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. At the time of the sale of each finance receivable (exclusive of finance receivables included in our on-balance sheet securitizations), we record a provision for recourse obligations for estimated repurchases, loss indemnification and premium recapture on finance receivables sold, which is charged to other revenues. Any subsequent adjustments resulting from changes in estimated recourse exposure are recorded in other revenues. We include our reserve for sales recourse obligations in other liabilities.

Notes to Consolidated Financial Statements, Continued

Insurance Premiums and Commissions Revenue Recognition

We recognize credit insurance premiums on closed-end real estate loans and revolving finance receivables as revenue when billed monthly. We defer single premium credit insurance premiums in unearned premium reserves which we include in insurance claims and policyholder liabilities. We recognize unearned premiums on credit life insurance as revenue using the sum-of-the-digits or actuarial methods, except in the case of level-term contracts, for which we recognize unearned premiums as revenue using the straight-line method over the terms of the policies. We recognize unearned premiums on credit accident and health insurance as revenue using an average of the sum-of-the-digits and the straight-line methods. We recognize unearned premiums on credit-related property and casualty and credit involuntary unemployment insurance as revenue using the straight-line method over the terms of the policies. We recognize non-credit life insurance premiums as revenue when due. We recognize commissions on ancillary products as other revenue when received. We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, the insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in the consolidated statements of cash flows.

Policy Reserves

Policy reserves for credit life, credit accident and health, credit-related property and casualty, and credit involuntary unemployment insurance equal related unearned premiums. We base claim reserves on Company experience. We estimate reserves for losses and loss adjustment expenses for credit-related property and casualty insurance based upon claims reported plus estimates of incurred but not reported claims. We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. We base insurance reserves assumed under reinsurance agreements where we assume the risk of loss on various tabular and unearned premium methods. Ceded insurance reserves are included in other assets and include estimates of the amounts expected to be recovered from reinsurers on insurance claims and policyholder liabilities.

Acquisition Costs

We defer insurance policy acquisition costs (primarily commissions, reinsurance fees, and premium taxes). We include deferred policy acquisition costs in other assets and amortize these costs over the terms of the related policies, whether directly written or reinsured.

Valuation of Investment Securities

We generally classify our investment securities as available-for-sale or trading, depending on management’s intent. Our investment securities classified as available-for-sale are recorded at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income or loss in shareholders’ equity. We record interest receivable on investment securities in other assets.

We classify investment securities that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative as trading securities, which we record at fair value. We recognize any changes in fair value in investment revenues.

We classify our investment securities in the fair value hierarchy framework based on the observability of inputs. Inputs to the valuation techniques are described as being either observable (level 1 or 2) or unobservable (level 3) assumptions that market participants would use in pricing an asset or liability.

Impairments on Investment Securities

Available-for-sale. Each quarter, we evaluate our available-for-sale investment securities on an individual basis to identify any instances where the fair value of the investment security is below its amortized cost. For these securities, we then evaluate whether an other-than-temporary impairment exists if any of the following conditions are present:

•	we intend to sell the security;

•	it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or

•	we do not expect to recover the security’s entire amortized cost basis (even if we do not intend to sell the security).

Notes to Consolidated Financial Statements, Continued

If we intend to sell an impaired investment security or we will likely be required to sell the security before recovery of its amortized cost basis less any current period credit loss, we recognize an other-than-temporary impairment in investment revenues equal to the difference between the investment security’s amortized cost and its fair value at the balance sheet date.

In determining whether a credit loss exists, we compare our best estimate of the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. Any shortfall in this comparison represents a credit loss. The cash flows expected to be collected are determined by assessing all available information, including length and severity of unrealized loss, issuer default rate, ratings changes and adverse conditions related to the industry sector, financial condition of issuer, credit enhancements, collateral default rates, and other relevant criteria. Management considers factors such as our investment strategy, liquidity requirements, overall business plans, and recovery periods for securities in previous periods of broad market declines.

If a credit loss exists with respect to an investment in a security (i.e., we do not expect to recover the entire amortized cost basis of the security), we would be unable to assert that we will recover our amortized cost basis even if we do not intend to sell the security. Therefore, in these situations, an other-than-temporary impairment is considered to have occurred.

If a credit loss exists, but we do not intend to sell the security and we will likely not be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is classified as: (1) the estimated amount relating to credit loss; and (2) the amount relating to all other factors. We recognize the estimated credit loss in investment revenues, and the non-credit loss amount in accumulated other comprehensive income or loss.

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

Variable Interest Entities

An entity is a VIE if the entity does not have sufficient equity at risk for the entity to finance its activities without additional financial support or has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated into the financial statements of its primary beneficiary. When we have a variable interest in a VIE, we qualitatively assess whether we have a controlling financial interest in the entity and, if so, whether we are the primary beneficiary. In applying the qualitative assessment to identify the primary beneficiary of a VIE, we are determined to have a controlling financial interest if we have (1) the power to direct the activities that most significantly impact the economic performance of the VIE, and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consider the VIE’s purpose and design, including the risks that the entity was designed to create and pass through to its variable interest holders. We continually reassess the VIE’s primary beneficiary and whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.

Notes to Consolidated Financial Statements, Continued

Other Invested Assets

Commercial mortgage loans and insurance policy loans are part of our investment portfolio and we include them in other assets at amortized cost. We recognize interest on commercial mortgage loans and insurance policy loans as revenue on the accrual basis using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We include other invested asset revenue in investment revenues. We record accrued other invested asset revenue receivable in other assets.

Cash and Cash Equivalents

We consider unrestricted cash on hand and short-term investments having maturity dates within three months of their date of acquisition to be cash and cash equivalents.

We typically maintain cash in financial institutions in excess of Federal Deposit Insurance Corporation insurance limits. We evaluate the creditworthiness of these financial institutions in determining the risk associated with these cash balances. We do not believe that the Company is exposed to any significant credit risk on these accounts and have not experienced any losses in such accounts.

Restricted Cash and Cash Equivalents

We include funds to be used for future debt payments relating to our securitization transactions and escrow deposits in restricted cash and cash equivalents.

Long-term Debt

We generally report our long-term debt issuances at the face value of the debt instrument, which we adjust for any unaccreted discount or unamortized premium associated with the debt. Other than securitized products, we generally accrete discounts and premiums over the contractual life of the security using contractual payment terms. With respect to securitized products, we have elected to amortize deferred costs over the contractual life of the security. Accretion of discounts and premiums are recorded to interest expense. Additionally, we generally accrete other deferred amounts (e.g., issuance costs) following the same method elected on the associated unaccreted discount or premium.

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

We recognize income tax benefits associated with uncertain tax positions, when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not

Notes to Consolidated Financial Statements, Continued

recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority.

Derivative Financial Instruments

Our derivatives were governed by International Swap and Derivatives Association, Inc. (“ISDA”) standard Master Agreements, whereby the parties agreed to net the amounts payable and receivable under all contracts governed by the ISDA Master Agreement in the event of a contract default by either one of the parties. If the net exposure was from the counterparty to us, we recorded the derivative asset in other assets on our consolidated balance sheet. If the net exposure was from us to the counterparty, we recorded the derivative liability in other liabilities on our consolidated balance sheet. We recorded net unrealized gains and losses on derivative transactions as adjustments to cash flows from operating activities on our consolidated statements of cash flows.

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

Benefit Plans

We have funded and unfunded noncontributory defined pension plans. We recognize the net pension asset or liability, also referred to herein as the funded status of the benefit plans, in other assets or other liabilities, depending on the funded status at the end of each reporting period. We recognize the net actuarial gains or losses and prior service cost or credit that arise during the period in other comprehensive income or loss.

Many of our employees are participants in our 401(k) plan. Our contributions to the plan are charged to salaries and benefits within operating expenses.

Notes to Consolidated Financial Statements, Continued

Share-based Compensation Plans

We measure compensation cost for service-based and performance-based awards at estimated fair value and recognize compensation expense over the requisite service period for awards expected to vest. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment to salaries and benefits in the period estimates are revised. For service-based awards subject to graded vesting, expense is recognized under the straight-line method. Expense for performance-based awards with graded vesting is recognized under the accelerated method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period.

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

Our valuation process typically requires obtaining data about market transactions and other key valuation model inputs from internal or external sources and, through the use of widely accepted valuation models, provides a single fair value measurement for individual securities or pools of finance receivables. The inputs used in this process include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, bid-ask spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from our valuation service providers through various analytical techniques. As part of our internal price reviews, assets that fall outside a price change tolerance are sent to our third-party investment manager for further review. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third-party valuation sources for selected securities.

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

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The use of observable and unobservable inputs is further discussed in Note 23.

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

We recognize transfers into and out of each level of the fair value hierarchy as of the end of the reporting period.

Our fair value processes include controls that are designed to ensure that fair values are appropriate. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and reviews by senior management.

Notes to Consolidated Financial Statements, Continued

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

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

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

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Troubled Debt Restructurings

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which clarifies when an in substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We evaluated the potential impact of adopting this ASU and concluded that it will not have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

Revenue from Contracts

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Many of our revenue sources are not within the scope of this new standard and we are evaluating whether the adoption of this ASU for those revenue sources that are in scope will have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

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

Notes to Consolidated Financial Statements, Continued

Derivatives and Hedging - Hybrid Financial Instruments

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity, requiring all entities to use the whole instrument approach to determine whether the nature of the host contract in a hybrid instrument issued in the form of a share is more akin to debt or to equity. Under this approach, an issuer or investor considers all stated and implied substantive terms and features of a hybrid instrument when determining the nature of the host contract. The ASU clarifies that the existence or omission of any single feature does not determine the economic characteristics and risks of the host contract and that the presence of an investor-held, fixed price, noncontingent redemption option is not determinative. This guidance applies to both public and nonpublic entities that issue or invest in hybrid instruments issued in the form of shares, and is effective for public entities with fiscal years beginning after December 15, 2014 and nonpublic entities with fiscal years beginning after December 15, 2015. The Company has not issued any hybrid instruments in the form of shares.

Pushdown Accounting

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting, which gives all companies the option to apply pushdown accounting when they are acquired by another party. The ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Concurrently, the SEC eliminated its guidance which had required or precluded pushdown accounting for registrants generally based on the percentage of ownership. These developments make pushdown accounting optional for all companies effective immediately. This ASU will be applicable to any entity acquired by the Company.

Consolidation

In February 2015, the FASB issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. This ASU is applicable to entities across all industries, particularly those that use limited partnerships as well as entities in any industry that outsource decision making or have historically applied related party tiebreaker in their consolidation analysis and disclosures. The standard is effective for public business entities for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

4. Finance Receivables

Our finance receivable types include personal loans, the SpringCastle Portfolio, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, generally have maximum original terms of four years, and are usually fixed-rate, fixed-term loans. At December 31, 2014, $1.9 billion of personal loans, or 49%, were secured by collateral consisting of titled personal property (such as automobiles), $1.4 billion, or 35%, were secured by consumer household goods or other items of personal property, and the remainder was unsecured.

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

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At December 31, 2014, $227.0 million of real estate loans, or 36%, were secured by first mortgages and $398.4 million, or 64%, were secured by second mortgages. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products.

Notes to Consolidated Financial Statements, Continued

•
Retail sales finance — include retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. In January 2013, we ceased purchasing retail sales contracts and revolving retail accounts.

Components of net finance receivables by type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2014

Gross receivables *	$4,493,016	$1,941,334	$621,105	$52,266	$7,107,721
Unearned finance charges and points and fees	(764,974)	—	(1,173)	(4,965)	(771,112)
Accrued finance charges	58,571	37,856	5,328	404	102,159
Deferred origination costs	44,559	—	75	—	44,634
Total	$3,831,172	$1,979,190	$625,335	$47,705	$6,483,402

December 31, 2013

Gross receivables *	$3,644,030	$2,457,951	$7,940,500	$108,457	$14,150,938
Unearned finance charges and points and fees	(560,104)	—	(1,115)	(10,444)	(571,663)
Accrued finance charges	48,179	47,398	42,690	898	139,165
Deferred origination costs	39,599	—	274	—	39,873
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

*	Gross receivables are defined as follows:

•
finance receivables purchased as a performing receivable — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its fair value;

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

Included in the table above are personal loans with a carrying value of $1.9 billion at December 31, 2014 and $1.6 billion at December 31, 2013 and SpringCastle Portfolio loans with a carrying value of $2.0 billion at December 31, 2014 and $2.5 billion at December 31, 2013 associated with securitizations that remain on our balance sheet. Also included in the table above are real estate loans with a carrying value of $5.7 billion at December 31, 2013 associated with mortgage securitizations that were sold during 2014. See Note 1 for further information on these sales. The carrying value of consolidated long-term debt associated with securitizations totaled $3.6 billion at December 31, 2014 and $7.3 billion at December 31, 2013. See Note 11 for further discussion regarding our securitization transactions. Also included in the table above are finance receivables with a carrying value of $1.0 billion at December 31, 2013, which were pledged as collateral for our secured term loan that we fully repaid in March 2014. See Note 10 for further discussion of the repayment of our secured term loan.

Notes to Consolidated Financial Statements, Continued

Maturities of net finance receivables by type at December 31, 2014 were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

2015	$941,758	$110,456	$3,887	$11,313	$1,067,414
2016	1,253,387	150,021	8,014	13,089	1,424,511
2017	982,580	160,995	14,044	8,535	1,166,154
2018	504,671	173,872	17,049	4,880	700,472
2019	103,953	184,577	17,100	2,554	308,184
2020+	44,823	1,199,269	565,241	7,334	1,816,667
Total	$3,831,172	$1,979,190	$625,335	$47,705	$6,483,402

Maturities are not a forecast of future cash collections. Company experience has shown that customers typically renew, convert or pay in full a substantial portion of finance receivables prior to maturity.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in thousands)
December 31,	2014	2013

Personal loans	$1,471	$4,996
SpringCastle Portfolio	353,650	366,060
Real estate loans	30,646	32,338
Total	$385,767	$403,394

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

Notes to Consolidated Financial Statements, Continued

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. However, the unemployment and housing market stresses in the U.S. have been national in scope and not limited to a particular region. The largest concentrations of net finance receivables were as follows:

December 31,	2014		2013 *
(dollars in thousands)	Amount	Percent	Amount	Percent

North Carolina	$634,201	10%	$1,062,882	8%
California	533,130	8	1,212,860	9
Illinois	411,751	6	703,637	5
Pennsylvania	388,048	6	708,075	5
Ohio	387,657	6	823,417	6
Virginia	348,644	5	766,309	6
Indiana	344,330	5	544,516	4
Florida	334,830	5	880,286	6
Other	3,100,811	49	7,056,331	51
Total	$6,483,402	100%	$13,758,313	100%

*	December 31, 2013 concentrations of net finance receivables are presented in the order of December 31, 2014 state concentrations.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. We had $0.1 million of revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at December 31, 2014, compared to $0.4 million at December 31, 2013. Our personal loans, SpringCastle Portfolio, and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Notes to Consolidated Financial Statements, Continued

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2014

Net finance receivables:
60-89 days past due	$37,322	$30,680	$12,039	$543	$80,584
90-119 days past due	29,725	18,988	9,039	471	58,223
120-149 days past due	24,509	15,689	5,516	501	46,215
150-179 days past due	20,798	14,172	3,573	308	38,851
180 days or more past due	1,697	2,248	12,034	25	16,004
Total delinquent finance receivables	114,051	81,777	42,201	1,848	239,877
Current	3,661,034	1,839,595	564,961	44,846	6,110,436
30-59 days past due	56,087	57,818	18,173	1,011	133,089
Total	$3,831,172	$1,979,190	$625,335	$47,705	$6,483,402

December 31, 2013

Net finance receivables:
60-89 days past due	$28,504	$60,669	$97,567	$1,290	$188,030
90-119 days past due	22,804	47,689	68,190	1,017	139,700
120-149 days past due	18,780	33,671	55,222	757	108,430
150-179 days past due	14,689	26,828	45,158	740	87,415
180 days or more past due	938	3,579	356,766	173	361,456
Total delinquent finance receivables	85,715	172,436	622,903	3,977	885,031
Current	3,038,307	2,232,965	7,183,437	92,093	12,546,802
30-59 days past due	47,682	99,948	176,009	2,841	326,480
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Notes to Consolidated Financial Statements, Continued

Our performing and nonperforming net finance receivables by type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2014

Performing	$3,754,443	$1,928,093	$595,173	$46,400	$6,324,109
Nonperforming	76,729	51,097	30,162	1,305	159,293
Total	$3,831,172	$1,979,190	$625,335	$47,705	$6,483,402

December 31, 2013

Performing	$3,114,493	$2,393,582	$7,457,013	$96,224	$13,061,312
Nonperforming	57,211	111,767	525,336	2,687	697,001
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

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

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

We report finance receivables held for sale of $205.0 million at December 31, 2014, which consist of our non-core real estate loans. See Note 6 for further information on our finance receivables held for sale. At December 31, 2014, finance receivables held for sale include purchased credit impaired real estate loans, as well as TDR real estate loans. Therefore, we are presenting the financial information for the purchased credit impaired finance receivables and the TDR finance receivables by finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding these purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

December 31, 2014

Carrying amount, net of allowance (a)	$339,795	$92,794	$432,589
Outstanding balance (b)	628,091	150,983	779,074
Allowance for purchased credit impaired finance receivable losses	—	4,534	4,534

December 31, 2013

Carrying amount, net of allowance	$530,326	$1,257,047	$1,787,373
Outstanding balance	851,211	1,791,882	2,643,093
Allowance for purchased credit impaired finance receivable losses	—	57,334	57,334

Notes to Consolidated Financial Statements, Continued

(a)	The carrying amount of purchased credit impaired FA Loans at December 31, 2014 includes $67.5 million of purchased credit impaired finance receivables held for sale.

(b)	The outstanding balance of purchased credit impaired FA Loans at December 31, 2014 includes $99.3 million of purchased credit impaired finance receivables held for sale.

The allowance for purchased credit impaired finance receivable losses at December 31, 2014 and 2013 reflected the net carrying value of these purchased credit impaired finance receivables being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	SCP Loans	FA Loans	Total

Year Ended December 31, 2014

Balance at beginning of period	$325,201	$771,491	$1,096,692
Accretion (a)	(79,895)	(80,359)	(160,254)
Reclassifications from nonaccretable difference (b)	331,185	—	331,185
Transfers due to finance receivables sold	—	(655,780)	(655,780)
Disposals of finance receivables (c)	(35,670)	(15,919)	(51,589)
Balance at end of period	$540,821	$19,433	$560,254

Year Ended December 31, 2013

Balance at beginning of period	$—	$629,200	$629,200
Additions	437,604	—	437,604
Accretion	(76,681)	(128,924)	(205,605)
Reclassifications from nonaccretable difference (b)	—	304,575	304,575
Disposals of finance receivables (c)	(35,722)	(33,360)	(69,082)
Balance at end of period	$325,201	$771,491	$1,096,692

Year Ended December 31, 2012

Balance at beginning of period	$—	$467,105	$467,105
Accretion	—	(132,285)	(132,285)
Reclassifications from nonaccretable difference (b)	—	321,048	321,048
Disposals of finance receivables (c)	—	(26,668)	(26,668)
Balance at end of period	$—	$629,200	$629,200

(a)
Accretion on our purchased credit impaired FA Loans for 2014 includes $14.1 million of accretion on purchased credit impaired finance receivables held for sale, which is reported as interest income on finance receivables held for sale originated as held for investment.

(b)	Reclassifications from nonaccretable difference represent the increases in accretion resulting from higher estimated undiscounted cash flows.

(c)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged-off during the period.

Notes to Consolidated Financial Statements, Continued

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

December 31, 2014

TDR gross finance receivables (a) (b)	$22,457	$11,107	$195,602	$229,166
TDR net finance receivables (c)	22,036	9,905	196,366	228,307
Allowance for TDR finance receivable losses	1,523	2,673	31,869	36,065

December 31, 2013

TDR gross finance receivables (a)	$14,999	$—	$1,375,230	$1,390,229
TDR net finance receivables	14,718	—	1,380,223	1,394,941
Allowance for TDR finance receivable losses	923	—	176,455	177,378

(a)	As defined earlier in this Note.

(b)	TDR real estate loan gross finance receivables at December 31, 2014 include $90.8 million of TDR finance receivables held for sale.

(c)	TDR real estate loan net finance receivables at December 31, 2014 include $91.1 million of TDR finance receivables held for sale.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

December 31, 2014

TDR average net receivables (a)	$16,463	$5,178	$957,502	$979,143
TDR finance charges recognized (b)	1,823	594	47,962	50,379

December 31, 2013

TDR average net receivables	$14,603	$—	$1,120,566	$1,135,169
TDR finance charges recognized	1,228	—	63,063	64,291

December 31, 2012

TDR average net receivables	$13,261	$—	$572,671	$585,932
TDR finance charges recognized	1,212	—	31,076	32,288

(a)
TDR real estate loan average net receivables for 2014 include $250.2 million of TDR average net receivables held for sale, which reflect a five-month average since the real estate loans were transferred to finance receivables held for sale on August 1, 2014.

(b)	TDR real estate loan finance charges recognized for 2014 include $4.5 million of interest income on TDR finance receivables held for sale.

Notes to Consolidated Financial Statements, Continued

The impact of the transfers of finance receivables held for investment to finance receivables held for sale and the subsequent sales of finance receivables held for sale during the first half of 2014 was immaterial since the loans were transferred and sold within the same months.

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

December 31, 2014

Pre-modification TDR net finance receivables (a)	$17,612	$10,363	$215,078	$243,053
Post-modification TDR net finance receivables (a)	$16,124	$10,258	$204,190	$230,572
Number of TDR accounts (b)	4,213	1,155	2,385	7,753

December 31, 2013

Pre-modification TDR net finance receivables	$14,506	$—	$576,142	$590,648
Post-modification TDR net finance receivables	$12,388	$—	$605,174	$617,562
Number of TDR accounts	3,240	—	7,106	10,346

December 31, 2012

Pre-modification TDR net finance receivables	$18,225	$—	$552,454	$570,679
Post-modification TDR net finance receivables	$15,536	$—	$560,950	$576,486
Number of TDR accounts	5,639	—	5,761	11,400

(a)	TDR real estate loan net finance receivables for 2014 include $6.2 million of pre-modification and $6.7 million of post-modification TDR net finance receivables held for sale.

(b)	Number of new TDR real estate loan accounts for 2014 includes 94 new TDR accounts that were held for sale.

Notes to Consolidated Financial Statements, Continued

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Total

December 31, 2014

TDR net finance receivables (a) (b)	$499	$566	$33,349	$34,414
Number of TDR accounts (b)	141	53	524	718

December 31, 2013

TDR net finance receivables (a)	$1,294	$—	$68,901	$70,195
Number of TDR accounts	355	—	929	1,284

December 31, 2012

TDR net finance receivables (a)	$1,154	$—	$66,096	$67,250
Number of TDR accounts	438	—	594	1,032

(a)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(b)	TDR real estate loan net finance receivables for 2014 that defaulted during the previous 12 month period include 49 TDR accounts that were held for sale totaling $2.7 million.

Notes to Consolidated Financial Statements, Continued

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Year Ended December 31, 2014

Balance at beginning of period	$94,880	$1,056	$235,549	$1,840	$333,325
Provision for finance receivable losses	205,042	152,576	113,674	2,855	474,147
Charge-offs (a)	(193,246)	(164,508)	(75,844)	(5,309)	(438,907)
Recoveries (b)	25,379	13,653	6,804	1,360	47,196
Reduction in the carrying value of real estate loans transferred to finance receivables held for sale (c)	—	—	(240,012)	—	(240,012)
Balance at end of period	$132,055	$2,777	$40,171	$746	$175,749

Year Ended December 31, 2013

Balance at beginning of period	$66,580	$—	$113,813	$2,260	$182,653
Provision for finance receivable losses	130,447	133,116	265,100	(1,002)	527,661
Charge-offs (d)	(149,032)	(137,723)	(159,292)	(9,500)	(455,547)
Recoveries (e)	47,637	5,663	15,928	10,082	79,310
Transfers to finance receivables held for sale (f)	(752)	—	—	—	(752)
Balance at end of period	$94,880	$1,056	$235,549	$1,840	$333,325

Year Ended December 31, 2012

Balance at beginning of period	$39,522	$—	$28,790	$1,007	$69,319
Provision for finance receivable losses	114,288	—	216,229	11,061	341,578
Charge-offs	(119,383)	—	(140,652)	(20,035)	(280,070)
Recoveries	33,260	—	9,446	10,421	53,127
Transfers to finance receivables held for sale (g)	(1,107)	—	—	(194)	(1,301)
Balance at end of period	$66,580	$—	$113,813	$2,260	$182,653

(a)	Charge-offs during 2014 included a $4.4 million reduction related to a change in recognizing charge-offs of unsecured loans of customers in bankruptcy status effective mid-November 2014.

(b)
Recoveries during 2014 included $2.2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March 2014, net of a $0.2 million reserve for subsequent buybacks.

(c)
During 2014, we reduced the carrying value of certain real estate loans to $6.7 billion as a result of the transfers of these loans from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

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

Notes to Consolidated Financial Statements, Continued

(f)
During the fourth quarter of 2013, we decreased the allowance for finance receivable losses as a result of the transfer of $18.0 million of personal loans of our lending operations in Puerto Rico from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

(g)
During the first quarter of 2012, we decreased the allowance for finance receivable losses as a result of the transfers of $77.8 million of finance receivables from finance receivables held for investment to finance receivables held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $71.7 million at December 31, 2014 and $153.7 million at December 31, 2013. See Note 11 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Real estate loans

Charged-off against provision for finance receivable losses:
SCP Loans	$47,655	$72,424	$—
FA Loans gross charge-offs *	15,324	41,690	38,686

*
Represents additional impairment recognized, subsequent to the establishment of the pools of purchased credit impaired loans, related to loans that have been foreclosed and transferred to real estate owned status.

Notes to Consolidated Financial Statements, Continued

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in thousands)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2014

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$130,532	$104	$3,768	$746	$135,150
Acquired with deteriorated credit quality (purchased credit impaired finance receivables)	—	—	4,534	—	4,534
Individually evaluated for impairment (TDR finance receivables)	1,523	2,673	31,869	—	36,065
Total	$132,055	$2,777	$40,171	$746	$175,749

Finance receivables:
Collectively evaluated for impairment	$3,809,136	$1,629,490	$490,235	$47,705	$5,976,566
Purchased credit impaired finance receivables	—	339,795	29,827	—	369,622
TDR finance receivables	22,036	9,905	105,273	—	137,214
Total	$3,831,172	$1,979,190	$625,335	$47,705	$6,483,402

December 31, 2013

Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$93,957	$1,056	$1,760	$1,840	$98,613
Purchased credit impaired finance receivables	—	—	57,334	—	57,334
TDR finance receivables	923	—	176,455	—	177,378
Total	$94,880	$1,056	$235,549	$1,840	$333,325

Finance receivables:
Collectively evaluated for impairment	$3,156,986	$1,975,023	$5,287,745	$98,911	$10,518,665
Purchased credit impaired finance receivables	—	530,326	1,314,381	—	1,844,707
TDR finance receivables	14,718	—	1,380,223	—	1,394,941
Total	$3,171,704	$2,505,349	$7,982,349	$98,911	$13,758,313

See Note 2 for additional information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $205.0 million at December 31, 2014, which are carried at lower of cost or fair value and secured by first mortgages. We used the aggregate basis to determine the lower of cost or fair value of the finance receivables held for sale since the underlying real estate loans were presented to the buyers on a portfolio basis. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our consolidated statements of operations, which totaled $61.3 million for 2014.

During 2014, we transferred $6.7 billion of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these loans for the foreseeable future. In 2014, we sold finance receivables held for sale totaling $6.4 billion and recorded a net gain of $726.3 million. At December 31, 2014, the remaining holdback provision relating to these real estate sales totaled $64.4 million. See Note 1 for further information on each of these sales.

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

We did not have any transfer activity between finance receivables held for sale to finance receivables held for investment during 2014 or 2013. During 2012, we transferred $1.4 million of finance receivables from held for sale back to held for investment due to management’s intent to hold these finance receivables for the foreseeable future.

Notes to Consolidated Financial Statements, Continued

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in thousands)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2014

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$60,704	$2,638	$(11)	$63,331
Obligations of states, municipalities, and political subdivisions	99,228	2,558	(103)	101,683
Certificates of deposit and commercial paper (a)	2,525	—	—	2,525
Corporate debt	256,311	11,833	(954)	267,190
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	71,032	2,486	(27)	73,491
Commercial mortgage-backed securities (“CMBS”)	24,768	73	(253)	24,588
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	62,788	34	(117)	62,705
Total	577,356	19,622	(1,465)	595,513
Preferred stock	7,163	83	(152)	7,094
Other long-term investments (b)	1,305	44	(6)	1,343
Common stocks (c)	674	—	—	674
Total	$586,498	$19,749	$(1,623)	$604,624

December 31, 2013

Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$59,800	$565	$(681)	$59,684
Obligations of states, municipalities, and political subdivisions	101,913	1,703	(80)	103,536
Corporate debt	247,793	6,143	(2,191)	251,745
Mortgage-backed, asset-backed, and collateralized:
RMBS	82,406	1,931	(559)	83,778
CMBS	10,931	77	(32)	10,976
CDO/ABS	10,200	23	(26)	10,197
Total	513,043	10,442	(3,569)	519,916
Preferred stock	7,844	—	(39)	7,805
Other long-term investments (b)	1,394	—	(125)	1,269
Common stocks (c)	850	—	—	850
Total	$523,131	$10,442	$(3,733)	$529,840

(a)	Includes certificates of deposit totaling $2.4 million pledged as collateral, primarily to support bank lines of credit.

Notes to Consolidated Financial Statements, Continued

(b)	Excludes interest in a limited partnership that we account for using the equity method ($0.5 million at December 31, 2014 and $0.6 million at December 31, 2013).

(c)	Consists of Federal Home Loan Bank common stock, which is classified as a restricted investment and carried at cost.

As of December 31, 2014 and 2013, we had no available-for-sale securities with other-than-temporary impairments recognized in accumulated other comprehensive income or loss.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2014

Bonds:
U.S. government and government sponsored entities	$—	$—	$970	$(11)	$970	$(11)
Obligations of states, municipalities, and political subdivisions	27,395	(100)	624	(3)	28,019	(103)
Corporate debt	35,558	(828)	6,119	(126)	41,677	(954)
RMBS	8,591	(27)	—	—	8,591	(27)
CMBS	16,426	(178)	2,034	(75)	18,460	(253)
CDO/ABS	46,115	(117)	—	—	46,115	(117)
Total	134,085	(1,250)	9,747	(215)	143,832	(1,465)
Preferred stock	6,071	(152)	—	—	6,071	(152)
Other long-term investments	—	—	105	(6)	105	(6)
Total	$140,156	$(1,402)	$9,852	$(221)	$150,008	$(1,623)

December 31, 2013

Bonds:
U.S. government and government sponsored entities	$45,264	$(681)	$—	$—	$45,264	$(681)
Obligations of states, municipalities, and political subdivisions	14,756	(80)	—	—	14,756	(80)
Corporate debt	71,312	(1,539)	11,772	(652)	83,084	(2,191)
RMBS	18,322	(559)	—	—	18,322	(559)
CMBS	5,517	(32)	—	—	5,517	(32)
CDO/ABS	5,123	(26)	—	—	5,123	(26)
Total	160,294	(2,917)	11,772	(652)	172,066	(3,569)
Preferred stock	7,805	(39)	—	—	7,805	(39)
Other long-term investments	1,269	(125)	—	—	1,269	(125)
Total	$169,368	$(3,081)	$11,772	$(652)	$181,140	$(3,733)
We continue to monitor unrealized loss positions for potential impairments. During 2014, we did not recognize any other-than-temporary impairment credit loss write-downs to investment revenues. During 2013, we recognized other-than-temporary impairment credit loss write-downs in investment revenues on RMBS totaling $26 thousand. We recognized other-than-temporary impairment credit loss write-downs in investment revenues on corporate debt, RMBS, and CMBS totaling $0.9 million in 2012.

Notes to Consolidated Financial Statements, Continued

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2014	2013	2012

Balance at beginning of period	$1,523	$1,650	$3,725
Additions:
Due to other-than-temporary impairments:
Impairment previously recognized	—	26	924
Reductions:
Realized due to dispositions with no prior intention to sell	(205)	(153)	(2,999)
Balance at end of period	$1,318	$1,523	$1,650

The fair values of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Fair value	$279,579	$614,575	$608,592

Realized gains	$8,967	$5,096	$2,822
Realized losses	(1,168)	(2,282)	(1,646)
Net realized gains	$7,799	$2,814	$1,176

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2014 were as follows:

(dollars in thousands)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$34,177	$33,718
Due after 1 year through 5 years	179,652	176,191
Due after 5 years through 10 years	80,242	77,810
Due after 10 years	140,658	131,049
Mortgage-backed, asset-backed, and collateralized securities	160,784	158,588
Total	$595,513	$577,356

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $11.6 million at December 31, 2014 and $10.7 million at December 31, 2013.

Notes to Consolidated Financial Statements, Continued

TRADING SECURITIES

The fair value of trading securities by type was as follows:

(dollars in thousands)
December 31,	2014	2013

Fixed maturity trading securities:
Bonds:
U.S. government and government sponsored entities	$303,283	$—
Obligations of states, municipalities, and political subdivisions	14,378	—
Certificates of deposit and commercial paper	237,637	—
Non-U.S. government and government sponsored entities	19,613	—
Corporate debt	1,056,032	1,837
Mortgage-backed, asset-backed, and collateralized:
RMBS	36,005	10,671
CMBS	151,291	29,897
CDO/ABS	511,402	9,249
Total	$2,329,641	$51,654

The net unrealized and realized gains (losses) on our trading securities, which we report in investment revenues, were as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Net unrealized gains (losses) on trading securities held at year end	$(9,217)	$(476)	$3,344
Net realized gains on trading securities sold or redeemed during the year	4,830	214	239
Total	$(4,387)	$(262)	$3,583

8. Other Assets

Components of other assets were as follows:

(dollars in thousands)
December 31,	2014	2013

Other investments (a)	$103,568	$109,542
Current tax receivable (b)	103,476	6,132
Fixed assets, net (c)	91,086	76,685
Receivables related to sales of real estate loans and related trust assets (d)	78,747	—
Prepaid expenses and deferred charges	54,811	81,835
Ceded insurance reserves	21,965	21,655
Other intangible assets, net	21,287	25,377
Real estate owned	13,295	48,955
Escrow advance receivable	8,069	23,527
Other	17,390	34,486
Total	$513,694	$428,194

(a)	Other investments primarily include commercial mortgage loans, receivables related to investments, and accrued investment income.

(b)	Current tax receivable includes current federal and state tax assets.

Notes to Consolidated Financial Statements, Continued

(c)	Fixed assets were net of accumulated depreciation of $170.4 million at December 31, 2014 and $155.0 million at December 31, 2013.

(d)	Receivables related to sales of real estate loans and related trust assets includes $64.4 million of holdback provisions on the real estate loan sales as disclosed in Note 1.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2014

Value of business acquired (“VOBA”)	$35,778	$(31,799)	$3,979
Customer relationships	17,879	(14,847)	3,032
Licenses	11,575	—	11,575
Customer lists	9,695	(8,684)	1,011
Domain names *	1,690	—	1,690
Total	$76,617	$(55,330)	$21,287

December 31, 2013

VOBA	$35,778	$(31,260)	$4,518
Customer relationships	17,879	(11,559)	6,320
Licenses	11,575	—	11,575
Customer lists	9,695	(8,156)	1,539
Domain names *	1,425	—	1,425
Total	$76,352	$(50,975)	$25,377

*	Domain names includes the addition of the “springleaf.com” domain name in 2013.

Amortization expense totaled $4.4 million in 2014, $5.1 million in 2013, and $13.6 million in 2012. Amortization expense for 2012 included impairment charges totaling $4.6 million. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

(dollars in thousands)	Estimated Aggregate Amortization Expense

2015	$3,931
2016	768
2017	213
2018	167
2019	161

9. Transactions with Affiliates of Fortress or AIG

SUBSERVICING AND REFINANCE AGREEMENTS

Nationstar subservices the real estate loans of certain indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

Notes to Consolidated Financial Statements, Continued

The Owners paid Nationstar fees for its subservicing and to facilitate the repayment of our real estate loans through refinancings with other lenders as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Subservicing fees	$5,312	$8,544	$9,843
Refinancing concessions	—	291	4,420

As a result of the recent sales of our real estate loans (some of which were serviced by Nationstar) and the MSR Sale, our exposure to these affiliated services is reduced.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $1.2 million in 2014, $1.1 million in 2013, and $1.2 million in 2012.

REINSURANCE AGREEMENTS

Merit Life Insurance Co. (“Merit”), our indirect wholly owned subsidiary, enters into reinsurance agreements with subsidiaries of AIG, for reinsurance of various group annuity, credit life, and credit accident and health insurance where Merit reinsures the risk of loss. The reserves for this business fluctuate over time and, in some instances, are subject to recapture by the insurer. Reserves recorded by Merit for reinsurance agreements with subsidiaries of AIG totaled $43.6 million at December 31, 2014 and $45.6 million at December 31, 2013.

DERIVATIVES

On August 5, 2013, we terminated our remaining cross currency interest rate swap agreement with AIG Financial Products Corp. (“AIGFP”) and recorded a loss of $1.9 million in other revenues — other. The notional amount of this swap agreement totaled $416.6 million at August 5, 2013. Immediately following this termination, we had no derivative financial instruments. As a result of this termination, AIGFP returned the remaining cash collateral of $40.0 million to SFI that SFI had posted as security for SFC’s swap agreement with AIGFP.

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

MSR SALE

As discussed in Note 1, on August 6, 2014, SFC and MorEquity entered into an agreement, dated and effective August 1, 2014, to sell the servicing rights of the mortgage loans primarily underlying the mortgage securitizations completed during 2011 through 2013 to Nationstar for a purchase price of $39.3 million. Approximately 50% of the proceeds of the MSR Sale were received on August 29, 2014, the closing date, and 40% were received on October 23, 2014. From the closing of the MSR Sale on August 29, 2014, until the servicing transfer on September 30, 2014, we continued to service certain loans on behalf of Nationstar under an interim servicing agreement. At December 31, 2014, the receivable from Nationstar for our interim servicing fees totaled $1.4 million. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar.

Notes to Consolidated Financial Statements, Continued

INSURANCE COVERAGE

We hold various insurance policies with AIG subsidiaries covering liabilities of directors and officers, errors and omissions, lawyers, employment practices, fiduciary, and fidelity bond. Premium expense on these policies totaled $1.0 million in 2014, $0.9 million in 2013, and $0.8 million in 2012.

10. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$8,213,287	$8,920,140	$12,597,449	$13,620,644
Junior subordinated debt	171,623	261,625	171,587	294,000
Total	$8,384,910	$9,181,765	$12,769,036	$13,914,644

Weighted average interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2014	2013	2012	2014	2013

Senior debt	6.84%	6.75%	8.19%	7.16%	6.51%
Junior subordinated debt	12.26	12.26	12.26	12.26	12.26
Total	6.93	6.82	8.24	7.26	6.59

Principal maturities of long-term debt (excluding projected securitization repayments by period) by type of debt at December 31, 2014 were as follows:

(dollars in thousands)	Retail Notes	Medium Term Notes (a)	Securitizations	Junior Subordinated Debt	Total

Interest rates (b)	6.00%-7.50%	5.25%-8.25%	1.79%-6.82%	6.00%

First quarter 2015	$16,575	$—	$—	$—	$16,575
Second quarter 2015	7,092	—	—	—	7,092
Third quarter 2015	23,544	—	—	—	23,544
Fourth quarter 2015	—	750,000	—	—	750,000
2015	47,211	750,000	—	—	797,211
2016	—	375,000	—	—	375,000
2017	—	1,902,321	—	—	1,902,321
2018	—	—	—	—	—
2019	—	700,000	—	—	700,000
2020-2067	—	1,250,000	—	350,000	1,600,000
Securitizations (c)	—	—	3,646,596	—	3,646,596
Total principal maturities	$47,211	$4,977,321	$3,646,596	$350,000	$9,021,128

Total carrying amount (d)	$46,469	$4,522,862	$3,643,956	$171,623	$8,384,910

Notes to Consolidated Financial Statements, Continued

(a)
Medium term notes included $700 million aggregate principal amount of 5.25% Senior Notes due 2019, which were issued in December 2014, and reflects the related repurchases of $459 million aggregate principal amount of medium term notes due 2017 as discussed below under the caption “Repurchase or Repayment of Debt” in this note.

(b)	The interest rates shown are the range of contractual rates in effect at December 31, 2014.

(c)	Securitizations are not included in above maturities by period due to their variable monthly repayments. See Note 11 for further information on our long-term debt associated with securitizations.

(d)
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

GUARANTY AGREEMENTS

On December 3, 2014, SHI entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% of Senior Notes due 2019 issued by SFC.

On December 30, 2013, SHI entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350.0 million aggregate principal amount of a junior subordinated debenture (collectively, the “notes”) on a junior subordinated basis issued by SFC. The notes consist of the following: 8.250% Senior Notes due 2023; 7.750% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). As of December 30, 2013, approximately $3.9 billion aggregate principal amount of senior notes were outstanding under the 1999 Indenture. The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, SHI entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2014, approximately $4.3 billion aggregate principal amount of senior notes, including $3.1 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350.0 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

As of December 31, 2014, we were in compliance with all of the covenants under our debt agreements.

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

Notes to Consolidated Financial Statements, Continued

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

Based upon SFC’s financial results for the twelve months ended September 30, 2014, a mandatory trigger event did not occur with respect to the payment due in January 2015 as we were in compliance with both required ratios discussed above.

Consumer Loan Securitization

In connection with the Sumner Brook 2013-VFN1 securitization, SFC is required to maintain an available cash covenant and a consolidated tangible net worth covenant. At December 31, 2014, SFC was in compliance with these covenants.

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

Medium Term Notes

In December 2014, SFC used the proceeds from its offering of $700 million aggregate principal amount of 5.25% Senior Notes due 2019 to repurchase $9 million and $361 million aggregate principal amount of 6.50% and 6.90%, respectively, medium term notes due 2017 from certain beneficial owners of the notes. SFC recorded a net loss of $19.7 million related to the partial extinguishment on this debt repurchase and capitalized $56.6 million related to a partial modification on this debt repurchase.

Additionally, in December 2014, SFC repurchased $23 million and $66 million aggregate principal amount of 6.50% and 6.90%, respectively, medium term notes due 2017. SFC recorded a net loss of $17.1 million related to these additional debt repurchases in December 2014.

SpringCastle 2013-A Notes

On October 3, 2014, certain indirect subsidiaries of SFC associated with a joint venture in which we own a 47% equity interest (the “Co-Issuers”) used the proceeds from the SpringCastle Funding Asset-backed Notes 2014-A (the “SpringCastle 2014-A Notes”) to repay in full the SpringCastle Funding Asset-backed Notes 2013-A (the “SpringCastle 2013-A Notes”), which were issued by the Co-Issuers on April 1, 2013. See Note 11 for further information on the refinance of SpringCastle 2013-A Notes. SFC recorded a net loss of $21.2 million related to this refinancing transaction.

Secured Term Loan

On March 31, 2014, Springleaf Financial Funding Company (“SFFC”) prepaid, without penalty or premium, the entire $750 million outstanding principal balance of the secured term loan, plus accrued and unpaid interest. Effective upon the prepayment, all obligations of SFFC, SFC, and the applicable consumer finance operating subsidiaries of SFC under the secured term loan (other than contingent reimbursement obligations and indemnity obligations) were terminated and all guarantees and security interests were released.

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

Notes to Consolidated Financial Statements, Continued

beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions, we deconsolidated the underlying real estate loans and previously issued securitized interests which were reported in long-term debt.

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which we are the primary beneficiary. Therefore, we consolidated such entities. We are deemed to be the primary beneficiaries of these VIEs because we have the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. Such ability stems from SHI’s and/or its affiliates’ contractual right to service the securitized finance receivables. Our retained subordinated notes and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

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

The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in thousands)
December 31,	2014	2013

Assets
Finance receivables:
Personal loans	$1,852,989	$1,572,070
SpringCastle Portfolio	1,979,190	2,505,349
Real estate loans	—	5,694,176
Allowance for finance receivable losses	71,668	153,657
Restricted cash and cash equivalents	210,337	522,752

Liabilities
Long-term debt	$3,643,956	$7,288,535

2014 SECURITIZATION TRANSACTIONS

Consumer Loan Securitizations

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

Whitford Brook 2014-VFN1 Securitization. On June 26, 2014, we established a private securitization facility in which Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC. The notes will be funded over a three-year period, subject to the satisfaction of customary

Notes to Consolidated Financial Statements, Continued

conditions precedent. During this period, the notes can also be paid down to the required minimum balance of $100 million and then redrawn. Following the three-year funding period, the principal amount of the notes will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2018, unless an option to prepay is elected between July 2017 and July 2018. At December 31, 2014, the required minimum balance of $100 million was drawn under the notes.

Repayment of 2013-BAC Trust Notes

On March 27, 2014, we repaid the entire $231.3 million outstanding principal balance of the notes, plus accrued and unpaid interest of Springleaf Funding Trust 2013-BAC (the “2013-BAC Trust”), a wholly owned special purpose vehicle of SFC. See “2013 Securitization Transactions—Consumer Loan Securitizations” below for discussion of the initial securitization transaction.

Renewal of Midbrook 2013-VFN1 Securitization

On June 13, 2014, we amended the note purchase agreement with Midbrook Funding Trust 2013-VFN1 (the “Midbrook 2013-VFN1 Trust”) to extend the one-year funding period to a two-year funding period. Following the two-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2019. The maximum principal balance of variable funding notes that can be issued remained at $300 million. At December 31, 2014, no amounts had been funded. See “2013 Securitization Transactions—Consumer Loan Securitizations” below for discussion of the initial securitization transaction.

Refinance of SpringCastle 2013-A Notes

On October 3, 2014, the Co-Issuers issued $2.62 billion of the SpringCastle 2014-A Notes at a 4.68% weighted average yield in a private placement transaction. The SpringCastle 2014-A Notes are collateralized by the SpringCastle Portfolio.

The Co-Issuers sold the SpringCastle 2014-A Notes for approximately $2.55 billion after the price discount but before expenses. The Co-Issuers used the proceeds from the SpringCastle 2014-A Notes to repay in full on October 3, 2014 the SpringCastle 2013-A Notes, which were issued by the Co-Issuers on April 1, 2013. At September 30, 2014, the UPB of the SpringCastle 2013-A Notes was $1.46 billion.

On October 3, 2014, Springleaf Acquisition Corporation (“SAC”) purchased $362.5 million initial principal amount of the SpringCastle 2014-A Notes. The Co-Issuers retained $61.6 million of the SpringCastle 2014-A Notes. Certain subsidiaries of NRZ own a 30% equity interest in the Co-Issuers. NRZ is managed by an affiliate of Fortress.

Sales of Previously Retained Notes

As discussed in Note 1, the Company’s remaining beneficial interests in the mortgage-backed retained certificates related to its previous mortgage securitization transactions were sold in a series of separate transactions during 2014. As a result of these sales, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt, as we no longer were considered the primary beneficiary.

2013 SECURITIZATION TRANSACTIONS

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

SpringCastle 2013-A Securitization. On April 1, 2013, in connection with our acquisition of an unsecured loan portfolio from HSBC, the Co-issuer LLCs sold, in a private securitization transaction, $2.2 billion of Class A Notes backed by the acquired loans. The Class A Notes were acquired by initial purchasers for $2.2 billion, after the price discount but before expenses and a $10.0 million advance reserve requirement. The initial purchasers sold the Class A Notes to secondary investors at a 3.75%

Notes to Consolidated Financial Statements, Continued

weighted average yield. The Co-issuer LLCs retained subordinate Class B Notes with a principal balance of $372.0 million. As previously discussed, we refinanced these notes in October 2014.

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

2013-BAC Securitization. On September 25, 2013, we completed a private securitization transaction in which 2013-BAC Trust, a wholly owned special purpose vehicle of SFC, issued $500.0 million of notes backed by an amortizing pool of personal loans acquired from subsidiaries of SFC. We sold the personal loan-backed notes for gross proceeds of $500.0 million. As previously discussed, we repaid these notes in March 2014.

Midbrook 2013-VFN1 Securitization. On September 26, 2013, we established a private securitization facility in which Midbrook 2013-VFN1 Trust, a wholly owned special purpose vehicle of SFC, could issue variable funding notes with a maximum principal balance of $300 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but could be funded from time to time over a one-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes could also be paid down in whole or in part and then redrawn. Following the one-year funding period, the principal amount of the notes, if any, would amortize and would be due and payable in full in October 2017. As previously discussed, we renewed this note purchase agreement in June 2014.

Springleaf 2013-VFN1 Securitization. On September 27, 2013, we established a private securitization facility in which Springleaf Funding Trust 2013-VFN1 (the “Springleaf 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period, which may be extended for one year, subject to the satisfaction of customary conditions precedent. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-or three-year funding period, as the case may be, the principal amount of the notes, if any, will amortize and will be due and payable in full in October 2019. At December 31, 2014, there were no amounts drawn under the notes.

Sumner Brook 2013-VFN1 Securitization. On December 20, 2013, we established a private securitization facility in which Sumner Brook Funding Trust 2013-VFN1 (the “Sumner Brook 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, may issue variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of SFC from time to time. No amounts were funded at closing, but may be funded from time to time over a two-year period. During this period, the notes can also be paid down in whole or in part and then redrawn. Following the two-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in August 2022. At December 31, 2014, no amounts had been drawn under the notes.

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

Notes to Consolidated Financial Statements, Continued

the price discount but before expenses. We initially retained $228.7 million of the 2013-3 Trust’s subordinate mortgage-backed notes.

Sales of Previously Retained Notes

During 2013, we sold the following previously retained mortgage-backed and asset-backed notes:

(dollars in thousands)	Principal Amount of Previously Retained Notes Issued	Carrying Amount of Additional Debt Recorded

Mortgage Securitizations
SLFMT 2012-2	$20,000	$20,675
SLFMT 2012-3	7,500	7,753
SLFMT 2013-2	157,517	148,559
SLFMT 2013-3	22,517	22,623

Consumer Securitizations
SLFMT 2013-B	$114,000	$111,578

SpringCastle Securitizations
SCFT 2013-1	$372,000	$357,120

2012 SECURITIZATION TRANSACTIONS

Mortgage Loan Securitizations

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

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $213.8 million in 2014, $224.3 million in 2013, and $119.2 million in 2012.

DECONSOLIDATED VIES

As a result of the sales of the mortgage-backed retained certificates during 2014, we deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt. The total carrying value of these real estate loans as of the sale dates was $5.2 billion. We have certain representations and

Notes to Consolidated Financial Statements, Continued

warranties associated with these sales that may expose us to future losses. During 2014, we established a reserve for sales recourse obligations of $6.5 million related to these sales. As of December 31, 2014, we had no repurchase activity associated with these sales. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

12. Derivative Financial Instruments

Our principal borrowing subsidiary is SFC. During 2014, SFC did not have any derivative activity.

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

Changes in the notional amounts of our cross currency interest rate swap agreements were as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2013	2012

Balance at beginning of period	$416,636	$1,269,500
Expired contracts	—	—
Discontinued and terminated contracts	(416,636)	(852,864)
Balance at end of period	$—	$416,636

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

The amount of gain (loss) for cash flow hedges recognized in accumulated other comprehensive income or loss, reclassified from accumulated other comprehensive income or loss into other revenues — other (effective portion) and interest expense (effective portion), and recognized in other revenues — other (ineffective portion) were as follows:

		From AOCI(L) (a) to			Recognized in Other Revenues - Other
(dollars in thousands)	AOCI(L)	Other Revenues - Other	Interest Expense	Earnings (b)

Year Ended December 31, 2013

Cross currency interest rate	$—	$—	$160	$160	$—

Year Ended December 31, 2012

Cross currency interest rate	$(16,987)	$(12,343)	$1,839	$(10,504)	$(426)

(a)	Accumulated other comprehensive income (loss).

(b)
Represents the total amounts reclassified from accumulated other comprehensive income or loss to other revenues — other and to interest expense for cash flow hedges as disclosed on our consolidated statement of comprehensive income (loss).

During 2013 and 2012, we recognized net losses of $3.4 million and $33.8 million, respectively, on SFC’s non-designated hedging instruments in other revenues — other.

Notes to Consolidated Financial Statements, Continued

Derivative adjustments included in other revenues — other consisted of the following:

(dollars in thousands)
Years Ended December 31,	2013	2012

Mark to market losses	$(8,244)	$(28,659)
Net interest income	9,161	18,745
Credit valuation adjustment gains (losses)	50	(3,559)
Ineffectiveness losses	—	(426)
Other	(292)	2,136
Total	$675	$(11,763)

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

13. Insurance

Components of insurance claims and policyholder liabilities were as follows:

(dollars in thousands)
December 31,	2014	2013

Finance receivable related:
Unearned premium reserves	$193,710	$151,987
Benefit reserves	107,339	94,954
Claim reserves	28,299	25,325
Subtotal	329,348	272,266

Non-finance receivable related:
Benefit reserves	74,639	79,352
Claim reserves	41,566	42,550
Subtotal	116,205	121,902

Total	$445,553	$394,168

Our insurance subsidiaries enter into reinsurance agreements with other insurers (including subsidiaries of AIG). Insurance claims and policyholder liabilities included the following amounts assumed from other insurers:

(dollars in thousands)
December 31,	2014	2013

Non-affiliated insurance companies	$14,853	$16,198
Affiliated insurance companies	43,587	45,619
Total	$58,440	$61,817

At December 31, 2014 and 2013, reserves related to insurance claims and policyholder liabilities ceded to nonaffiliated insurance companies totaled $22.0 million and $21.7 million, respectively.

Notes to Consolidated Financial Statements, Continued

Changes in the liability for unpaid claims and loss adjustment expenses, net of reinsurance recoverable:

(dollars in thousands)
At or for the Years Ended December 31,	2014	2013	2012

Balance at beginning of period	$46,220	$51,037	$47,369
Additions for losses and loss adjustment expenses incurred to:
Current year	64,529	58,895	59,883
Prior years *	(2,541)	(6,028)	(2,193)
Total	61,988	52,867	57,690
Reductions for losses and loss adjustment expenses paid related to:
Current year	(39,359)	(34,591)	(33,956)
Prior years	(20,949)	(23,093)	(20,066)
Total	(60,308)	(57,684)	(54,022)
Balance at end of period	$47,900	$46,220	$51,037

*
Reflects a redundancy in the prior years’ net reserves of $2.5 million at December 31, 2014, $6.0 million at December 31, 2013, and $2.2 million at December 31, 2012 primarily resulting from the settlement of claims incurred in prior years for amounts that were less than expected.

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

Statutory net income for our insurance companies by type of insurance was as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Property and casualty	$15,803	$40,616	$18,493
Life and accident and health	(2,411)	3,285	10,131

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in thousands)
December 31,	2014	2013

Property and casualty	$107,696	$153,710
Life and accident and health	171,383	184,465

Our insurance companies are also subject to risk-based capital requirements adopted by the Indiana Department of Insurance. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2014 and 2013, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

State law restricts the amounts our insurance subsidiaries, Merit and Yosemite Insurance Company (“Yosemite”), may pay as dividends without prior notice to, or in some cases approval from, the Indiana Department of Insurance. The maximum amount of dividends that can be paid without prior approval in a 12 month period, measured retrospectively from the date of payment, is the greater of 10% of policyholders’ surplus as of the prior year-end, or the net gain from operations as of the prior year-end.

Notes to Consolidated Financial Statements, Continued

On October 20, 2014, Merit paid an ordinary dividend of $18.0 million to SFC that did not require prior approval, and Yosemite paid an extraordinary dividend of $57.0 million to SFC upon receiving prior approval. Our insurance subsidiaries paid $150.0 million of extraordinary dividends during each of the third quarter of 2013 and the second quarter of 2012 upon receiving prior approval. Effective July 31, 2013, Yosemite paid, as an extraordinary dividend to SFC, 100% of the common stock of its wholly owned subsidiary, CommoLoCo, Inc., in the amount of $57.8 million, upon receiving prior approval.

14. Other Liabilities

Components of other liabilities were as follows:

(dollars in thousands)
December 31,	2014	2013

Accrued interest on debt	$57,343	$78,011
Retirement plans	49,916	14,836
Salary and benefit liabilities	35,740	24,120
Other accrued expenses and accounts payable	30,802	13,347
Loan principal warranty reserve	24,083	4,702
United Kingdom subsidiary reserves	14,271	34,475
Bank overdrafts	4,891	7,932
Other insurance liabilities	4,357	3,911
Other	16,880	26,000
Total	$238,283	$207,334

Notes to Consolidated Financial Statements, Continued

15. Capital Stock and Earnings (Loss) Per Share

CAPITAL STOCK

SHI has two classes of authorized capital stock: preferred stock and common stock. SHI may issue preferred stock in series. The board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2014 were as follows:

	Preferred Stock *	Common Stock

Par value	$0.01	$0.01
Shares authorized	300,000,000	2,000,000,000

*	No shares of preferred stock issued and outstanding at December 31, 2014 or 2013.

Changes in shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2014	2013	2012

Balance at beginning of period	114,832,895	100,000,000	100,000,000
Common shares issued	—	14,832,895	—
Balance at end of period	114,832,895	114,832,895	100,000,000

EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share was as follows:

(dollars in thousands except earnings (loss) per share)	2014	2013	2012

Numerator (basic and diluted):
Net income (loss) attributable to Springleaf Holdings, Inc.	$504,636	$(19,301)	$(217,697)
Denominator:
Weighted average number of shares outstanding (basic)	114,791,225	102,917,172	100,000,000
Effect of dilutive securities *	473,898	—	—
Weighted average number of shares outstanding (diluted)	115,265,123	102,917,172	100,000,000
Earnings (loss) per share:
Basic	$4.40	$(0.19)	$(2.18)
Diluted	$4.38	$(0.19)	$(2.18)

*
We have excluded 583,459 performance shares in the diluted earnings per share calculation for 2014, which could impact the earnings per share calculation in the future. Due to the net loss incurred in 2013, we excluded 37,246 nonvested shares in the diluted earnings (loss) per share computation for 2013 because these shares would automatically result in anti-dilution.

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding unvested restricted stock units (“RSUs”) and restricted stock awards (“RSAs”).

Notes to Consolidated Financial Statements, Continued

16. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) were as follows:

(dollars in thousands)	Unrealized Gains (Losses) Investment Securities	Unrealized Gains (Losses) Cash Flow Hedges	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2014

Balance at beginning of period	$4,362	$—	$20,153	$3,580	$28,095
Other comprehensive income (loss) before reclassifications	12,495	—	(33,094)	800	(19,799)
Reclassification adjustments from accumulated other comprehensive income	(5,070)	—	—	—	(5,070)
Balance at end of period	$11,787	$—	$(12,941)	$4,380	$3,226

Year Ended December 31, 2013

Balance at beginning of period	$14,121	$104	$8,120	$4,127	$26,472
Other comprehensive income (loss) before reclassifications	(7,947)	—	12,033	(547)	3,539
Reclassification adjustments from accumulated other comprehensive income	(1,812)	(104)	—	—	(1,916)
Balance at end of period	$4,362	$—	$20,153	$3,580	$28,095

Year Ended December 31, 2012

Balance at beginning of period	$3,543	$4,318	$(35,221)	$152	$(27,208)
Other comprehensive income (loss) before reclassifications	8,948	(11,042)	43,341	3,975	45,222
Reclassification adjustments from accumulated other comprehensive income	1,630	6,828	—	—	8,458
Balance at end of period	$14,121	$104	$8,120	$4,127	$26,472

Notes to Consolidated Financial Statements, Continued

Reclassification adjustments from accumulated other comprehensive income to the applicable line item on our consolidated statements of operations were as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Unrealized gains (losses) on investment securities:
Reclassification from accumulated other comprehensive income to investment revenues, before taxes	$7,800	$2,788	$(2,507)
Income tax effect	(2,730)	(976)	877
Reclassification from accumulated other comprehensive income to investment revenues, net of taxes	5,070	1,812	(1,630)

Unrealized gains (losses) on cash flow hedges:
Reclassification from accumulated other comprehensive income to interest expense, before taxes	—	160	1,839
Reclassification from accumulated other comprehensive income to other revenues, before taxes	—	—	(12,343)
Income tax effect	—	(56)	3,676
Reclassification from accumulated other comprehensive income to interest expense and other revenues, net of taxes	—	104	(6,828)
Total	$5,070	$1,916	$(8,458)

17. Income Taxes

SHI and all of its eligible domestic U.S. subsidiaries file a consolidated nonlife federal tax return with the Internal Revenue Service. Merit Life Insurance Co. is not an eligible company and therefore, it files a separate stand-alone federal life insurance tax return. Federal income taxes from the nonlife federal tax return are allocated to these eligible subsidiaries under a tax sharing agreement with SHI. Our foreign subsidiaries file tax returns in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom. In connection with the initial public offering of common stock of SHI, AGF Holding Inc. was reorganized under Internal Revenue Code 368 (F-reorganization), and SHI became its successor in October 2013.

The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2014, the company had no remaining undistributed earnings.

Notes to Consolidated Financial Statements, Continued

Components of provision for (benefit from) income taxes were as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Federal:
Current	$256,468	$95,866	$69,057
Deferred	19,470	(106,850)	(152,619)
Total federal	275,938	(10,984)	(83,562)

Foreign:
Current	370	634	2,604
Deferred	3,746	(1,418)	(15,777)
Deferred - valuation allowance	(3,772)	2,345	15,655
Total foreign	344	1,561	2,482

State:
Current	20,094	6,154	8,317
Deferred	(2,536)	(20,247)	(23,052)
Deferred - valuation allowance	3,206	7,331	8,144
Total state	20,764	(6,762)	(6,591)
Total	$297,046	$(16,185)	$(87,671)

Expense from foreign income taxes includes our foreign subsidiaries that operate in Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

We recorded a current state income tax provision in 2014, 2013, and 2012 attributable to profitable operations in certain states in which we do business that could not be offset against losses incurred. We recorded a valuation allowance against the majority of our gross state deferred tax assets including all gross state deferred tax assets related to net operating losses.

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2014	2013	2012

Statutory federal income tax rate	35.00%	35.00%	35.00%

Non-controlling interests	(3.98)	(51.01)	—
State income taxes, net of federal	1.49	(5.55)	1.41
Foreign operations	0.80	1.67	(3.27)
Valuation allowance	(0.42)	3.02	(5.13)
Interest and penalties on prior year tax returns	(0.10)	7.67	(0.34)
Nontaxable investment income	(0.10)	(1.94)	0.89
Change in tax status	—	(14.64)	—
Nondeductible compensation	—	3.49	—
Other, net	0.15	1.42	0.15
Effective income tax rate	32.84%	(20.87)%	28.71%

The effective tax rate for 2014 was 32.8% compared to (20.9)% for 2013. The effective tax rate for 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in our joint venture, which decreased the effective tax rate by 4.0%, partially offset by the effect of our state income taxes, which increased the effective tax rate by

Notes to Consolidated Financial Statements, Continued

1.5%. The effective tax rate for 2013 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in our joint venture, a change in tax status, and interest and penalties on prior year tax returns. We recognize interest and penalties in income tax expense. The effective income tax rate for 2012 differed from the federal statutory tax rate primarily due to the impact of recording a full valuation allowance on the deferred tax assets related to our foreign operations and a partial valuation allowance on the deferred tax assets related to our state operations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax obligation (all of which would affect the effective tax rate if recognized) is as follows:

(dollars in thousands)
Years Ended December 31,	2014	2013	2012

Balance at beginning of year	$1,887	$1,580	$—
Increases in tax positions for prior years	2,470	307	1,091
Decreases in tax positions for prior years	—	—	—
Increases in tax positions for current years	—	—	489
Decreases in tax positions for current years	—	—	—
Lapse in statute of limitations	(595)	—	—
Settlements	—	—	—
Balance at end of year	$3,762	$1,887	$1,580

Our gross unrecognized tax obligation includes interest and penalties. We recognize interest and penalties related to gross unrecognized tax obligations in income tax expense. We accrued $1.2 million in 2014, $0.2 million in 2013, and $0.2 million in 2012 for the payment of respective tax obligation, interest and penalty, net of any federal benefit. The amount of any change in the balance of uncertain tax liabilities over the next twelve months cannot be ascertained.

Notes to Consolidated Financial Statements, Continued

Components of deferred tax assets and liabilities were as follows:

(dollars in thousands)
December 31,	2014	2013

Deferred tax assets:
Mark to market - receivables	$32,663	$32,892
Pension/employee benefits	26,303	9,487
State taxes, net of federal	21,721	20,106
Net operating losses and tax attributes	18,915	26,201
Joint venture	12,274	3,252
Legal and warranty reserve	9,495	1,216
Payment protection insurance liability	4,929	11,353
Deferred insurance commissions	3,473	2,781
Real estate owned	2,738	3,058
Securitization	—	112,726
Market discount - investments	—	14,134
Insurance reserves	—	3,711
Other	2,154	3,647
Total	134,665	244,564

Deferred tax liabilities:
Debt writedown	194,261	293,219
Discount - debt exchange	22,377	14,390
Insurance reserves	10,175	—
Other intangible assets	6,859	8,443
Market discount - investments	3,292	—
Fixed assets	1,496	2,148
Derivative	—	1,899
Other	—	7,505
Total	238,460	327,604

Net deferred tax liabilities before valuation allowance	(103,795)	(83,040)
Valuation allowance	(44,383)	(45,220)
Net deferred tax liabilities	$(148,178)	$(128,260)

At December 31, 2014, we had a net deferred tax liability of $148.2 million. The gross deferred tax liabilities are expected to reverse in timing and amount sufficient to create positive taxable income which will allow for the realization of all of our gross federal deferred tax assets. Included in our gross deferred tax assets is the benefit of foreign net operating loss carryforwards of $15.5 million from our United Kingdom operations and $1.9 million from our Puerto Rico operations. At December 31, 2014, we had a valuation allowance on our gross state deferred tax assets of $25.9 million, net of a deferred federal tax benefit. The amount of our state deferred tax assets in the table above is shown net of gross state deferred tax liabilities and therefore differs from the amount of our gross deferred tax assets on which we have recorded a valuation allowance. At December 31, 2014, we also had a $18.5 million valuation allowance against our United Kingdom and Puerto Rico operations.

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

Notes to Consolidated Financial Statements, Continued

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

At December 31, 2014, we had $96.0 million of net current federal and foreign income tax receivable, compared to $13.6 million tax payable at December 31, 2013. At December 31, 2014, we had $7.5 million of current state tax receivable, compared to $6.1 million of current state tax receivable at December 31, 2013. At December 31, 2014, we had state net operating loss carryforwards of $499.7 million, compared to $348.4 million at December 31, 2013. The state net operating loss carryforwards expire between 2016 and 2035. The United Kingdom net operating loss does not have a statute of limitations. We have a full valuation allowance against it as we do not believe we will have income to offset against it. At December 31, 2014, we had deferred and accrued taxes consisting of $4.0 million of non-income based taxes, compared to $3.6 million at December 31, 2013.

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

As a result of these initiatives, during the first half of 2012 we reduced our workforce at our branch offices, at our Evansville, Indiana, headquarters, and in the United Kingdom by 820 employees and incurred a pretax charge of $23.5 million.

Restructuring expenses and related asset impairment and other expenses by segment were as follows:

(dollars in thousands)	Consumer and Insurance	Real Estate	Other	Consolidated Total

Year Ended December 31, 2012

Restructuring expenses	$15,863	$818	$6,822	$23,503

Notes to Consolidated Financial Statements, Continued

Changes in the restructuring liability were as follows:

(dollars in thousands)	Severance Expenses	Contract Termination Expenses	Asset Writedowns	Other Exit Expenses *	Total Restructuring Expenses

Year Ended December 31, 2014

Balance at beginning of period	$—	$40	$—	$—	$40
Amounts paid	—	(40)	—	—	(40)
Balance at end of period	$—	$—	$—	$—	$—

Year Ended December 31, 2013

Balance at beginning of period	$56	$365	$—	$—	$421
Amounts paid	(56)	(325)	—	—	(381)
Balance at end of period	$—	$40	$—	$—	$40

Year Ended December 31, 2012

Balance at beginning of period	$—	$—	$—	$—	$—
Amounts charged to expense	11,600	5,840	5,246	817	23,503
Amounts paid	(11,544)	(5,475)	—	(1,017)	(18,036)
Non-cash expenses	—	—	(5,246)	200	(5,046)
Balance at end of period	$56	$365	$—	$—	$421

*
Primarily includes removal expenses for branch furniture and signs and fees for outplacement services. Also includes the impairment of the market value adjustment on leased branch offices from the Fortress Acquisition.

As discussed in Note 1, we recorded restructuring expenses of $3.8 million in 2014 due to the workforce reductions and the closings of the servicing facilities in conjunction with the real estate loan sales during 2014. We do not anticipate any additional future restructuring expenses to be incurred that can be reasonably estimated at December 31, 2014.

Notes to Consolidated Financial Statements, Continued

19. Lease Commitments, Rent Expense, and Contingent Liabilities

LEASE COMMITMENTS AND RENT EXPENSE

Annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis and the amortization of the lease intangibles recorded as a result of the Fortress Acquisition, were as follows:

(dollars in thousands)	Lease Commitments

First quarter 2015	$7,212
Second quarter 2015	7,053
Third quarter 2015	6,782
Fourth quarter 2015	6,595
2015	27,642
2016	22,762
2017	16,718
2018	11,167
2019	6,347
2020+	4,409
Total	$89,045

In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $29.6 million in 2014, $30.0 million in 2013, and $36.3 million in 2012.

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

Notes to Consolidated Financial Statements, Continued

SALES RECOURSE OBLIGATIONS

During 2014, we established a reserve for sales recourse obligations of $22.5 million related to the sales of real estate loans with a total carrying value of $6.4 billion. As of December 31, 2014, we had no repurchase activity or recourse losses associated with these sales. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

During 2014, we repurchased 9 loans that were previously sold to HSBC for $1.5 million compared to 20 loans repurchased for $2.9 million during 2013, and 20 loans repurchased for $2.8 million during 2012. In each period, we repurchased the loans that were previously sold to HSBC because these loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At December 31, 2014, there were no unresolved recourse requests.

The activity in our reserve for sales recourse obligations associated with the real estate loan sales during 2014 and the loans that were previously sold to HSBC was as follows:

(dollars in thousands)
At or for the Years Ended December 31,	2014	2013	2012

Balance at beginning of period	$4,702	$4,863	$1,648
Provision for recourse obligations, net of recoveries	19,592	322	3,269
Recourse losses	(211)	(483)	(54)
Balance at end of period	$24,083	$4,702	$4,863

It is inherently difficult to determine whether any recourse losses are probable or even reasonably possible or to estimate the amounts of any losses. In addition, even where recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

PAYMENT PROTECTION INSURANCE

Our United Kingdom subsidiary provides payments of compensation to its customers who have made claims concerning Payment Protection Insurance (“PPI”) policies sold in the normal course of business by insurance intermediaries. On April 20, 2011, the High Court in the United Kingdom handed down judgment supporting the Financial Services Authority (now known as the Financial Conduct Authority) (“FCA”) guidelines on the treatment of PPI complaints. In addition, the FCA issued a guidance consultation paper in March 2012 on the PPI customer contact letters. As a result, we have concluded that there are certain circumstances where customer contact and/or redress is appropriate; therefore, this activity is ongoing. The total reserves related to the estimated PPI claims were $14.1 million at December 31, 2014 and $33.5 million at December 31, 2013.

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

Retirement Plan

Our Retirement Plan is a noncontributory defined benefit plan which is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). U.S. salaried employees who were employed by a participating company, had attained age 21, and completed twelve months of continuous service were eligible to participate in the plan. Employees generally vested after 5 years of service. Prior to January 1, 2013, unreduced benefits were paid to retirees at normal retirement (age 65) and were based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years.

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

POSTRETIREMENT PLANS

Springleaf Retiree Medical and Life Insurance Plan

We provided postretirement medical care and life insurance benefits. Eligibility was based upon completion of 10 years of credited service and attainment of age 55. Life and dental benefits were closed to new participants. Postretirement medical and life insurance benefits were based upon the employee electing immediate retirement and having a minimum of 10 years of service. Medical benefits were contributory, while the life insurance benefits were non-contributory. Retiree medical contributions were based on the actual premium payments reduced by Company-provided credits. These retiree contributions were subject to adjustment annually. Other cost sharing features of the medical plan included deductibles, coinsurance, and Medicare coordination. On December 31, 2014, we terminated the Springleaf Retiree Medical and Life Insurance Plan, and we recorded a settlement gain and a curtailment gain of $4.1 million and $2.1 million, respectively, as a credit to salaries and benefit expenses.

CommoLoCo Retiree Life Insurance Plan

We provided postretirement life insurance benefits to eligible participants of CommoLoCo, Inc. Eligibility was based upon completion of 10 years of credited service and attainment of age 55. Postretirement life insurance benefits were based upon the employee electing immediate retirement and having a minimum of 10 years of service. Life insurance benefits were non-contributory. On February 28, 2015, the Retiree Group Life Insurance program was terminated.

Notes to Consolidated Financial Statements, Continued

401(K) PLANS

We sponsor voluntary savings plans for our U.S. employees and for our employees of CommoLoCo, Inc.

Springleaf Financial Services 401(k) Plan

The Springleaf Financial Services 401(k) Plan (the “401(k) Plan”) for 2014 and 2013 provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees. For 2012, the 401(k) Plan provided for a tiered Company matching on the first 6% of the salary reduction contributions of the employees depending on the employees’ years of service (10% Company matching for 0-4 years of service, 20% Company matching for 5-9 years of service, and 30% Company matching for 10 or more years of service). We do not anticipate any changes to the Company’s matching contributions for 2015.

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

The salaries and benefit expense associated with this plan was $16.3 million in 2014, $9.0 million in 2013, and $1.9 million in 2012.

CommoLoCo Thrift Plan

The CommoLoCo Thrift Plan provides for salary reduction contributions by employees and 100% matching contributions by the Company of up to 3% of annual salary and 50% matching contributions by the Company of the next 3% of annual salary depending on the respective employee’s years of service. The salaries and benefit expense associated with this plan for 2014, 2013, and 2012 was immaterial. We do not anticipate any changes to the Company’s matching contributions for 2015.

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

(dollars in thousands)	Pension (a)			Postretirement (b)
At or for the Years Ended December 31,	2014	2013	2012	2014	2013	2012

Projected benefit obligation, beginning of period	$322,465	$367,591	$435,221	$2,291	$6,687	$6,725
Service cost	—	—	14,968	82	289	285
Interest cost	15,240	14,083	18,342	92	224	262
Actuarial loss (gain) (c)	82,952	(46,806)	25,809	256	(4,767)	166
Benefits paid:
Company assets	—	—	—	(162)	(142)	(172)
Plan assets	(11,894)	(12,403)	(10,376)	—	—	—
Curtailment	(34)	—	(78,558)	(2,076)	—	(579)
Settlement	—	—	(37,815)	(483)	—	—
Liability recognized at end of year	—	—	—	385	—	—
Projected benefit obligation, end of period	408,729	322,465	367,591	385	2,291	6,687

Fair value of plan assets, beginning of period	316,660	346,824	350,374	—	—	—
Actual return on plan assets, net of expenses	53,789	(18,405)	43,579	—	—	—
Company contributions	643	643	1,062	162	142	172
Benefits paid:
Company assets	—	—	—	(162)	(142)	(172)
Plan assets	(11,894)	(12,402)	(48,191)	—	—	—
Fair value of plan assets, end of period	359,198	316,660	346,824	—	—	—
Funded status, end of period	$(49,531)	$(5,805)	$(20,767)	$(385)	$(2,291)	$(6,687)

Net amounts recognized in the consolidated balance sheet:
Noncurrent assets	$—	$6,740	$—	$—	$—	$—
Current liabilities	(653)	(645)	(619)	(23)	(101)	(178)
Noncurrent liabilities	(48,878)	(11,900)	(20,148)	(362)	(2,190)	(6,509)
Total amounts recognized	$(49,531)	$(5,805)	$(20,767)	$(385)	$(2,291)	$(6,687)

Pretax amounts recognized in accumulated other comprehensive income or loss:
Net gain (loss)	$(19,288)	$26,267	$13,303	$—	$4,185	$(582)
Prior service credit (cost)	—	—	—	—	—	—
Total amounts recognized	$(19,288)	$26,267	$13,303	$—	$4,185	$(582)

(a)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $10.5 million at December 31, 2014 and $9.2 million at December 31, 2013.

(b)	We do not currently fund postretirement benefits.

(c)	We adopted new mortality tables in 2014, which increased the plan liabilities during 2014.

Notes to Consolidated Financial Statements, Continued

The accumulated benefit obligation for U.S. pension benefit plans was $408.7 million at December 31, 2014 and $322.5 million at December 31, 2013.

Defined benefit pension plan obligations in which the projected benefit obligation (“PBO”) was in excess of the related plan assets and the accumulated benefit obligation (“ABO”) was in excess of the related plan assets were as follows:

(dollars in thousands)	PBO Exceeds Fair Value of Plan Assets		ABO Exceeds Fair Value of Plan Assets
December 31,	2014	2013	2014	2013

Projected benefit obligation	$408,729	$322,465	$—	$322,465
Accumulated benefit obligation	408,729	322,465	385	322,465
Fair value of plan assets	359,198	316,660	—	316,660

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans and other postretirement benefit plans:

(dollars in thousands)	Pension			Postretirement
Years Ended December 31,	2014	2013	2012	2014	2013	2012

Components of net periodic benefit cost:
Service cost	$—	$—	$14,968	$82	$289	$285
Interest cost	15,240	14,083	18,342	92	224	262
Expected return on assets	(16,433)	(15,498)	(20,912)	—	—	—
Actuarial loss (gain)	6	61	285	(302)	—	—
Curtailment gain	—	—	(7,115)	(2,076)	—	(579)
Settlement loss (gain)	—	—	(1,401)	(4,110)	—	—
Expense to recognize liability	—	—	—	385	—	—
Net periodic benefit cost	(1,187)	(1,354)	4,167	(5,929)	513	(32)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	45,595	(12,903)	3,142	256	(4,767)	166
Amortization of net actuarial gain (loss)	(6)	(61)	(285)	302	—	—
Net curtailment loss	(34)	—	(71,443)	—	—	—
Net settlement gain (loss)	—	—	1,401	3,627	—	—
Total recognized in other comprehensive income or loss	45,555	(12,964)	(67,185)	4,185	(4,767)	166

Total recognized in net periodic benefit cost and other comprehensive income or loss	$44,368	$(14,318)	$(63,018)	$(1,744)	$(4,254)	$134

The estimated net loss that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year is $96 thousand for our combined defined benefit pension plans. We estimate that the prior service credit that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be zero for our combined defined benefit pension plans. We estimate that the estimated amortization from accumulated other comprehensive income or loss for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year will be zero for our defined benefit postretirement plans.

Notes to Consolidated Financial Statements, Continued

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension		Postretirement
December 31,	2014	2013	2014	2013

Projected benefit obligation:
Discount rate	3.89%	4.83%	3.80%	4.70%
Rate of compensation increase	—	—	N/A *	N/A *

Net periodic benefit costs:
Discount rate	4.83%	3.97%	3.80%	3.89%
Expected long-term rate of return on plan assets	5.29	4.55	N/A *	N/A *
Rate of compensation increase (average)	—	—	N/A *	N/A *

*	Not applicable

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2014 and an equivalent single discount rate was derived that resulted in the same liability. This single discount rate for each plan was used.

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

At December 31, 2014, the actual asset allocation for the primary asset classes was 94% in fixed income securities, 5% in equity securities, and 1% in cash and cash equivalents. The 2015 target asset allocation for the primary asset classes is 94% in fixed income securities and 6% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 5.3% for the Retirement Plan and 6.2% for the CommoLoCo Retirement Plan for 2014. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Notes to Consolidated Financial Statements, Continued

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans and other postretirement benefit plans, at December 31, 2014 are as follows:

(dollars in thousands)	Pension	Postretirement

2015	$13,015	$23
2016	13,662	22
2017	14,278	22
2018	14,785	23
2019	15,351	23
2020-2024	85,340	112

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS — PLAN ASSETS

The inputs and methodology used in determining the fair value of the plan assets are consistent with those used to measure our assets.

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in thousands)	Level 1	Level 2	Level 3	Total

December 31, 2014

Assets:
Cash and cash equivalents	$2,170	$—	$—	$2,170
Equity securities:
U.S. (a)	—	19,080	—	19,080
International (b)	—	972	—	972
Fixed income securities:
U.S. investment grade (c)	—	335,420	—	335,420
U.S. high yield (d)	—	1,556	—	1,556
Total	$2,170	$357,028	$—	$359,198

December 31, 2013

Assets:
Cash and cash equivalents	$2,920	$—	$—	$2,920
Equity securities:
U.S. (a)	—	17,306	—	17,306
International (b)	—	1,015	—	1,015
Fixed income securities:
U.S. investment grade (c)	—	293,903	—	293,903
U.S. high yield (d)	—	1,516	—	1,516
Total	$2,920	$313,740	$—	$316,660

(a)	Includes index mutual funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

(b)	Includes investment mutual funds in companies in emerging and developed markets.

(c)	Includes investment mutual funds in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)	Includes investment mutual funds in securities or debt obligations that have a rating below investment grade.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

Notes to Consolidated Financial Statements, Continued

21. Share-Based Compensation

OMNIBUS INCENTIVE PLAN

In 2013, SHI adopted the 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants. Under this plan, 11,478,844 shares of authorized common stock are reserved for issuance pursuant to grants approved by the Company’s Board of Directors. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Plan allows for issuance of stock options, RSUs and RSAs, stock appreciation rights (“SARs”), and other stock-based awards and cash awards.

Service-based Awards

In connection with the initial public offering on October 16, 2013 and subsequent to the offering, we have granted service-based RSUs and RSAs to certain of our executives and employees. The RSUs are subject to a graded vesting period of 4.2 years or less and do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The RSAs are subject to a graded vesting period of three years and provide the holders the right to vote and to earn dividends during the vesting period that are subject to forfeiture if the shares do not vest. The fair value for restricted units and awards is generally the closing market price of SHI’s common stock on the date of the award. For awards granted in connection with the initial public offering, the fair value is the offering price. Expense is amortized on a straight line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2014 and 2013 was $25.65 and $17.00, respectively. The total fair value of service-based awards that vested during 2014 was $1.4 million. No service-based awards vested in 2013.

The following table summarizes the service-based stock activity and related information for the 2013 Omnibus Plan for 2014:

(dollars in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested at January 1, 2014	1,367,996	$17.03
Granted	192,938	25.65
Vested	(58,844)	23.33
Forfeited	(149,225)	17.73
Unvested at December 31, 2014	1,352,865	17.91	2.89

Performance-based Awards

During 2014, SHI awarded performance-based RSUs (“PRSUs”) that may be earned based on the financial performance of SHI. Certain PRSUs are subject to the achievement of performance goals during the period between the grant date and December 31, 2016. These awards are also subject to a graded vesting period of two years after the attainment of the performance goal or December 31, 2016, whichever occurs earlier. The remaining PRSUs are subject to separate and independent performance goals for 2016, 2017 and 2018; therefore, a separate requisite service period exists for each year that begins on January 1 of the respective performance year. Vesting for these awards will occur on the Form 10-K filing date that occurs after the performance year or the date the actual performance outcome is determined, whichever is later. All of the PRSUs allow for partial vesting if a minimum level of performance is attained. The PRSUs do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The fair value for PRSUs is based on the closing market price of our stock on the date of the award.

Expense for performance-based shares is recognized over the requisite service period when it is probable that the performance goals will be achieved and is based on the total number of units expected to vest. Expense for awards with graded vesting is recognized under the accelerated method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. If minimum targets are not achieved by the end of the respective performance periods, all unvested shares related to those targets will be forfeited and cancelled, and all expense recognized to that date is reversed. As of December 31, 2014, no expense was recognized for these awards.

Notes to Consolidated Financial Statements, Continued

The weighted average grant date fair value of performance-based awards issued in 2014 was $25.78. No performance-based awards vested in 2014.

The following table summarizes the performance-based stock activity and related information for the 2013 Omnibus Plan for 2014:

(dollars in thousands)	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested at January 1, 2014	—	$—
Granted	600,230	25.78
Forfeited	(16,771)	23.85
Unvested at December 31, 2014	583,459	25.84	3.59

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

Total share-based compensation expense, net of forfeitures, for all stock-based awards was $5.7 million in 2014 and $146.0 million in 2013. The total income tax benefit recognized for stock-based compensation was $1.6 million in 2014 and $50.5 million in 2013. As of December 31, 2014, there was total unrecognized compensation expense of $16.7 million related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.9 years.

Springleaf Financial Holdings, LLC Incentive Units

On October 9, 2013, certain executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions. Because the incentive units only provide economic benefits in the form of distributions while the holders are employed, and the holder generally does not have the ability to monetize the incentive units due to the transfer restrictions, the substance of the arrangement is that of a profit sharing agreement. Expense will be recorded to the extent a distribution or other payout becomes probable. No expense was recognized for these awards during 2014 or 2013.

Notes to Consolidated Financial Statements, Continued

22. Segment Information

Our segments coincide with how our businesses are managed. At December 31, 2014, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

As previously discussed in Note 1, we are presenting Consumer and Insurance as one segment in this report, which were previously presented as two distinct reporting segments. To conform to the new segment alignment, we have revised our prior period segment disclosures. The Acquisitions and Servicing segment was added effective April 1, 2013, as a result of our co-investment in the SpringCastle Portfolio.

Management considers Consumer and Insurance and Acquisitions and Servicing as our “Core Consumer Operations” and Real Estate as our “Non-Core Portfolio.” See Note 1 for a description of our business segments.

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 2, except as described below.

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

Notes to Consolidated Financial Statements, Continued

The following tables present information about the Company’s segments as well as reconciliations to the consolidated financial statement amounts. As previously discussed, we have combined the Consumer and Insurance segments for the prior period.

(dollars in thousands)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

At or for the Year Ended December 31, 2014

Interest income:
Finance charges	$916,228	$549,365	$354,359	$16,429	$—	$84,132	$1,920,513
Finance receivables held for sale originated as held for investment	—	—	52,457	—	—	8,808	61,265
Total interest income	916,228	549,365	406,816	16,429	—	92,940	1,981,778
Interest expense	163,968	81,706	353,673	7,381	(5,347)	132,641	734,022
Net interest income	752,260	467,659	53,143	9,048	5,347	(39,701)	1,247,756
Provision for finance receivable losses	202,377	152,576	127,978	6,502	—	(15,286)	474,147
Net interest income (loss) after provision for finance receivable losses	549,883	315,083	(74,835)	2,546	5,347	(24,415)	773,609
Other revenues:
Insurance	166,407	—	—	57	—	(5)	166,459
Investment	44,532	5,347	(893)	110	(5,347)	(4,622)	39,127
Intersegment - insurance commissions	(434)	—	445	(11)	—	—	—
Portfolio servicing fees from SpringCastle	—	66,243	—	—	(66,243)	—	—
Net loss on repurchases and repayments of debt	(6,692)	(21,152)	(21,975)	(326)	—	(16,030)	(66,175)
Net gain (loss) on fair value adjustments on debt	—	(14,810)	8,298	—	—	(8,521)	(15,033)
Net gain on sales of real estate loans and related trust assets *	—	—	185,240	—	—	541,082	726,322
Other	10,830	1,099	(16,393)	641	—	(14,551)	(18,374)
Total other revenues	214,643	36,727	154,722	471	(71,590)	497,353	832,326
Other expenses:
Operating expenses:
Salaries and benefits	281,354	31,306	37,025	10,512	—	(379)	359,818
Other operating expenses	179,522	25,487	56,256	974	—	3,751	265,990
Portfolio servicing fees to Springleaf	—	66,243	—	—	(66,243)	—	—
Insurance losses and loss adjustment expenses	76,568	—	—	—	—	(937)	75,631
Total other expenses	537,444	123,036	93,281	11,486	(66,243)	2,435	701,439
Income (loss) before provision for (benefit from) income taxes	227,082	228,774	(13,394)	(8,469)	—	470,503	904,496
Income before provision for income taxes attributable to non-controlling interests	—	102,814	—	—	—	—	102,814
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Holdings, Inc.	$227,082	$125,960	$(13,394)	$(8,469)	$—	$470,503	$801,682

Assets	$4,420,586	$2,440,735	$4,097,130	$450,258	$(362,741)	$11,896	$11,057,864

Notes to Consolidated Financial Statements, Continued

*
For purposes of our segment reporting presentation, we have combined the lower of cost or fair value adjustments recorded on the dates the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

(dollars in thousands)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Push-down Accounting Adjustments	Consolidated Total

At or for the Year Ended December 31, 2013

Interest income:
Finance charges	$721,772	$489,264	$698,026	$45,033	$—	$199,650	$2,153,745
Finance receivables held for sale originated as held for investment	—	—	—	333	—	—	333
Total interest income	721,772	489,264	698,026	45,366	—	199,650	2,154,078
Interest expense	149,000	71,638	546,266	14,970	—	137,875	919,749
Net interest income	572,772	417,626	151,760	30,396	—	61,775	1,234,329
Provision for finance receivable losses	117,172	133,116	255,157	(200)	—	22,416	527,661
Net interest income (loss) after provision for finance receivable losses	455,600	284,510	(103,397)	30,596	—	39,359	706,668
Other revenues:
Insurance	148,131	—	—	80	—	(32)	148,179
Investment	41,705	—	—	1,521	—	(8,094)	35,132
Intersegment - insurance commissions	(30)	—	127	(97)	—	—	—
Portfolio servicing fees from SpringCastle	—	31,215	—	—	(31,215)	—	—
Net loss on repurchases and repayments of debt	(5,357)	—	(46,385)	(1,071)	—	11,097	(41,716)
Net gain on fair value adjustments on debt	—	5,534	56,890	—	—	(56,369)	6,055
Other	11,723	699	(4,416)	(2,233)	—	(363)	5,410
Total other revenues	196,172	37,448	6,216	(1,800)	(31,215)	(53,761)	153,060
Other expenses:
Operating expenses:
Salaries and benefits	256,722	13,577	27,312	166,507	—	(198)	463,920
Other operating expenses	129,300	52,427	55,846	11,596	—	4,203	253,372
Portfolio servicing fees to Springleaf	—	31,215	—	—	(31,215)	—	—
Insurance losses and loss adjustment expenses	65,783	—	—	—	—	(904)	64,879
Total other expenses	451,805	97,219	83,158	178,103	(31,215)	3,101	782,171
Income (loss) before provision for (benefit from) income taxes	199,967	224,739	(180,339)	(149,307)	—	(17,503)	77,557
Income before provision for income taxes attributable to non-controlling interests	—	113,043	—	—	—	—	113,043
Income (loss) before provision for (benefit from) income taxes attributable to Springleaf Holdings, Inc.	$199,967	$111,696	$(180,339)	$(149,307)	$—	$(17,503)	$(35,486)

Assets	$4,126,182	$2,717,665	$8,607,262	$576,016	$—	$(624,439)	$15,402,686

Notes to Consolidated Financial Statements, Continued

(dollars in thousands)	Consumer and Insurance	Real Estate	Other	Push-down Accounting Adjustments	Consolidated Total

At or for the Year Ended December 31, 2012

Interest income:
Finance charges	$585,041	$820,439	$100,097	$206,496	$1,712,073
Finance receivables held for sale originated as held for investment	—	2,734	—	6	2,740
Total interest income	585,041	823,173	100,097	206,502	1,714,813
Interest expense	141,440	669,308	33,711	230,746	1,075,205
Net interest income	443,601	153,865	66,386	(24,244)	639,608
Provision for finance receivable losses	90,598	59,601	10,660	180,719	341,578
Net interest income after provision for finance receivable losses	353,003	94,264	55,726	(204,963)	298,030
Other revenues:
Insurance	126,423	—	108	(108)	126,423
Investment	41,418	—	4,758	(10,280)	35,896
Intersegment - insurance commissions	(272)	95	177	—	—
Net gain (loss) on repurchases and repayments of debt	5,879	13,790	1,413	(36,624)	(15,542)
Net gain (loss) on fair value adjustments on debt	—	10,369	—	(13,361)	(2,992)
Other	10,791	(75,183)	3,734	14,216	(46,442)
Total other revenues	184,239	(50,929)	10,190	(46,157)	97,343
Other expenses:
Operating expenses:
Salaries and benefits	258,828	29,680	32,186	(530)	320,164
Other operating expenses	120,492	72,037	94,126	9,740	296,395
Restructuring expenses	15,863	818	6,822	—	23,503
Insurance losses and loss adjustment expenses	62,092	—	—	(1,413)	60,679
Total other expenses	457,275	102,535	133,134	7,797	700,741
Income (loss) before benefit from income taxes	$79,967	$(59,200)	$(67,218)	$(258,917)	$(305,368)

Assets	$3,600,113	$9,790,204	$2,108,664	$(832,361)	$14,666,620

23. Fair Value Measurements

The fair value of a financial instrument is the amount that would be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange or traded over-the-counter or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions. See Note 2 for a discussion of the accounting policies related to fair value measurements, which includes the valuation process and the inputs used to develop our fair value measurements.

Notes to Consolidated Financial Statements, Continued

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in thousands)	Level 1	Level 2	Level 3

December 31, 2014

Assets
Cash and cash equivalents	$878,826	$—	$—	$878,826	$878,826
Investment securities	—	2,925,450	9,299	2,934,749	2,934,749
Net finance receivables, less allowance for finance receivable losses	—	—	6,979,023	6,979,023	6,307,653
Finance receivables held for sale	—	—	208,767	208,767	204,967
Restricted cash and cash equivalents	217,975	—	—	217,975	217,975
Other assets:
Commercial mortgage loans	—	—	78,173	78,173	84,539
Escrow advance receivable	—	—	8,069	8,069	8,069
Receivables related to sales of real estate loans and related trust assets	—	67,115	—	67,115	78,747

Liabilities
Long-term debt	$—	$9,181,765	$—	$9,181,765	$8,384,910

December 31, 2013

Assets
Cash and cash equivalents	$431,409	$—	$—	$431,409	$431,409
Investment securities	—	558,473	23,617	582,090	582,090
Net finance receivables, less allowance for finance receivable losses	—	—	13,774,701	13,774,701	13,424,988
Restricted cash and cash equivalents	536,005	—	—	536,005	536,005
Other assets:
Commercial mortgage loans	—	—	94,681	94,681	102,200
Escrow advance receivable	—	—	23,527	23,527	23,527

Liabilities
Long-term debt	$—	$13,914,644	$—	$13,914,644	$12,769,036

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following table presents information about our assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

Notes to Consolidated Financial Statements, Continued

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in thousands)	Level 1	Level 2	Level 3

December 31, 2014

Assets
Cash equivalents in mutual funds	$236,495	$—	$—	$236,495
Cash equivalents in certificates of deposit and commercial paper	—	164,709	—	164,709
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	63,331	—	63,331
Obligations of states, municipalities, and political subdivisions	—	101,683	—	101,683
Certificates of deposit and commercial paper	—	2,525	—	2,525
Corporate debt	—	263,112	4,078	267,190
RMBS	—	73,435	56	73,491
CMBS	—	22,087	2,501	24,588
CDO/ABS	—	62,705	—	62,705
Total	—	588,878	6,635	595,513
Preferred stock	—	7,094	—	7,094
Other long-term investments (a)	—	—	1,343	1,343
Total available-for-sale securities (b)	—	595,972	7,978	603,950
Trading securities:
Bonds:
U.S. government and government sponsored entities	—	303,283	—	303,283
Obligations of states, municipalities, and political subdivisions	—	14,378	—	14,378
Certificates of deposit and commercial paper	—	237,637	—	237,637
Non-U.S. government and government sponsored entities	—	19,613	—	19,613
Corporate debt	—	1,056,032	—	1,056,032
RMBS	—	35,842	163	36,005
CMBS	—	151,291	—	151,291
CDO/ABS	—	511,402	—	511,402
Total trading securities	—	2,329,478	163	2,329,641
Total investment securities	—	2,925,450	8,141	2,933,591
Restricted cash in mutual funds	206,691	—	—	206,691
Total	$443,186	$3,090,159	$8,141	$3,541,486

December 31, 2013

Assets
Cash equivalents in mutual funds	$216,310	$—	$—	$216,310
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	59,684	—	59,684
Obligations of states, municipalities, and political subdivisions	—	103,536	—	103,536
Corporate debt	—	239,141	12,604	251,745
RMBS	—	83,665	113	83,778
CMBS	—	10,974	2	10,976
CDO/ABS	—	9,397	800	10,197
Total	—	506,397	13,519	519,916
Preferred stock	—	7,805	—	7,805
Other long-term investments (a)	—	—	1,269	1,269
Total available-for-sale securities (b)	—	514,202	14,788	528,990
Trading securities:
Bonds:
Corporate debt	—	1,837	—	1,837
RMBS	—	10,671	—	10,671
CMBS	—	29,897	—	29,897
CDO/ABS	—	1,866	7,383	9,249
Total trading securities	—	44,271	7,383	51,654
Total investment securities	—	558,473	22,171	580,644
Restricted cash in mutual funds	493,297	—	—	493,297
Total	$709,607	$558,473	$22,171	$1,290,251

Liabilities
Long-term debt	$—	$363,677	$—	$363,677

Notes to Consolidated Financial Statements, Continued

(a)	Other long-term investments excludes our interest in a limited partnership of $0.5 million at December 31, 2014 and $0.6 million at December 31, 2013 that we account for using the equity method.

(b)	Common stocks not carried at fair value totaled $0.7 million at December 31, 2014 and $0.9 million at December 31, 2013 and, therefore, have been excluded from the table above.

We had no transfers between Level 1 and Level 2 during 2014.

The following table presents changes during 2014 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period

(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Year Ended December 31, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$12,604	$151	$(283)	$(8,394)	$—	$—	$4,078
RMBS	113	(14)	(43)	—	—	—	56
CMBS	2	—	13	—	2,486	—	2,501
CDO/ABS	800	—	3	—	—	(803)	—
Total	13,519	137	(310)	(8,394)	2,486	(803)	6,635
Other long-term investments	1,269	—	164	(90)	—	—	1,343
Total available-for-sale securities	14,788	137	(146)	(8,484)	2,486	(803)	7,978
Trading securities:
Bonds:
RMBS	—	(80)	(96)	(106)	1,602	(1,157)	163
CDO/ABS	7,383	141	—	(6,586)	—	(938)	—
Total trading securities	7,383	61	(96)	(6,692)	1,602	(2,095)	163
Total	$22,171	$198	$(242)	$(15,176)	$4,088	$(2,898)	$8,141

(a)	The detail of purchases, sales, issues, and settlements during 2014 is presented in the following table.

(b)
During 2014, we transferred $2.5 million of CMBS available-for-sale securities and $1.6 million of RMBS trading securities into Level 3 primarily related to the re-evaluated observability of pricing inputs.

(c)
During 2014, we transferred $0.8 million of CDO/ABS available-for-sale securities, $1.2 million of RMBS trading securities, and $0.9 million of CDO/ABS trading securities out of Level 3 primarily related to the re-evaluated observability of pricing inputs.

Notes to Consolidated Financial Statements, Continued

The following table presents the detail of purchases, sales, issuances, and settlements of Level 3 assets and liabilities measured at fair value on a recurring basis during 2014:

(dollars in thousands)	Purchases	Sales	Issues	Settlements	Total

Year Ended December 31, 2014

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$—	$—	$—	$(8,394)	$(8,394)
Other long-term investments	—	—	—	(90)	(90)
Total available-for-sale securities	—	—	—	(8,484)	(8,484)
Trading securities:
Bonds:
RMBS	—	—	—	(106)	(106)
CDO/ABS	135	—	—	(6,721)	(6,586)
Total trading securities	135	—	—	(6,827)	(6,692)
Total	$135	$—	$—	$(15,311)	$(15,176)

The following table presents changes during 2013 in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements*	Transfers into Level 3	Transfers out of Level 3	Balance at end of period

(dollars in thousands)	Balance at beginning of period	Other revenues	Other comprehensive income (loss)

Year Ended December 31, 2013

Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$13,417	$(180)	$475	$(101)	$—	$(1,007)	$12,604
RMBS	74	(35)	74	—	—	—	113
CMBS	1,767	(5)	1	(1,761)	—	—	2
CDO/ABS	2,834	8	(9)	(2,033)	—	—	800
Total	18,092	(212)	541	(3,895)	—	(1,007)	13,519
Other long-term investments	1,380	2	(102)	(11)	—	—	1,269
Total available-for-sale securities	19,472	(210)	439	(3,906)	—	(1,007)	14,788
Trading securities:
Bonds:
CDO/ABS	12,192	53	—	(4,862)	—	—	7,383
Total	$31,664	$(157)	$439	$(8,768)	$—	$(1,007)	$22,171

*	The detail of purchases, sales, issues, and settlements during 2013 is presented in the following table.

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

During 2013, we transferred a $1.0 million available-for-sale corporate debt security out of Level 3 primarily due to greater pricing transparency.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at December 31, 2014 and 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2014	December 31, 2013
Corporate debt	Discounted cash flows	Yield	1.05% (a)	2.68% – 8.48% (4.67%)
RMBS	Discounted cash flows	Spread	139 bps (a)	—
CMBS	Discounted cash flows	Spread	736 bps (a)	—
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (b)	N/A (b)

(a)	At December 31, 2014, corporate debt, RMBS, and CMBS each consisted of one bond.

(b)	Not applicable.

Notes to Consolidated Financial Statements, Continued

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments, including RMBS (except for the one bond previously noted), CMBS (except for the one bond previously noted), and CDO/ABS, are excluded from the table above because the unobservable inputs are not reasonably available to us.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using				Impairment Charges
(dollars in thousands)	Level 1	Level 2	Level 3	Total

At or for the Year Ended December 31, 2014

Assets
Real estate owned	$—	$—	$19,446	$19,446	$15,439
Commercial mortgage loans	—	—	10,796	10,796	(1,828)
Total	$—	$—	$30,242	$30,242	$13,611

At or for the Year Ended December 31, 2013

Assets
Real estate owned	$—	$—	$72,242	$72,242	$25,440
Commercial mortgage loans	—	—	11,935	11,935	(2,010)
Total	$—	$—	$84,177	$84,177	$23,430

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell during 2014 and 2013 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value during 2014 and 2013 and recorded the net impairments in investment revenues.

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

Notes to Consolidated Financial Statements, Continued

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2014	December 31, 2013
Real estate owned	Market approach	Third-party valuation	N/A *	N/A *
Commercial mortgage loans	Market approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A *	N/A *

*	Not applicable.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents, including cash and cash equivalents in certificates of deposit and commercial paper, approximates fair value.

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

We estimate the fair value of fixed maturity investment securities not traded in active markets by referring to traded securities with similar attributes, using dealer quotations and a matrix pricing methodology, or discounted cash flow analyses. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, composite ratings, bid-ask spreads, prepayment rates and other relevant factors. For fixed maturity investment securities that are not traded in active markets or that are subject to transfer restrictions, we adjust the valuations to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

We classify investment securities that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value as trading securities at fair value.

The carrying amount of certificates of deposit and commercial paper having maturity dates greater than three months approximates fair value.

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

Notes to Consolidated Financial Statements, Continued

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

Restricted Cash and Cash Equivalents

The carrying amount of restricted cash and cash equivalents approximates fair value.

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

Escrow Advance Receivable

The carrying amount of escrow advance receivable approximates fair value.

Receivables Related to Sales of Real Estate Loans and Related Trust Assets

The carrying amount of receivables related to sales of real estate loans and related trust assets less estimated forfeitures, which are reflected in other liabilities, approximates fair value.

Long-term Debt

We either receive fair value measurements of our long-term debt from market participants and pricing services or we estimate the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt and adjusted for foreign currency translations.

We record long-term debt issuances at fair value that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2014, we had no debt carried at fair value under the fair value option.

24. Subsequent Events

PENDING ACQUISITION OF ONEMAIN FINANCIAL

On March 2, 2015, SHI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with CitiFinancial Credit Company, a Delaware corporation (the “Seller”) to acquire OneMain Financial Holdings, Inc. (“OneMain”), a Delaware corporation, (the “Proposed Acquisition”). The Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, SHI will purchase from the Seller all of the equity of OneMain for an aggregate purchase price of $4.25 billion in cash, which amount will be adjusted up or down, as applicable, by the amount by which OneMain’s stockholder’s equity as of the closing exceeds or is less than, as applicable, $1.94 billion.

The parties’ respective obligations to consummate the Proposed Acquisition are subject to customary closing conditions, including (i) the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended; (ii) receipt of all consents, authorizations or approvals of all state regulatory authorities governing consumer lending and insurance in various states in which OneMain or any of its subsidiaries operate; (iii) the accuracy of the other party’s representations and warranties as of the closing date; and (iv) compliance by the other party with

Notes to Consolidated Financial Statements, Continued

its covenants and agreements contained in the Stock Purchase Agreement (in the case of (iii) and (iv), subject to customary materiality qualifiers). Under the Stock Purchase Agreement, we are required to take all action necessary to resolve any objection that antitrust enforcement authorities may assert with respect to the Proposed Acquisition, provided that we will not be required to commit or agree to divest, license or hold separate assets of the Company and/or OneMain that account for more than $677 million in revenue of the Company and/or OneMain, as the case may be, for the twelve months ended December 31, 2014. If the Stock Purchase Agreement is terminated as a result of the failure to obtain antitrust approvals, we will be required to pay the Seller a termination fee of $212.5 million. The Proposed Acquisition is expected to close in the third quarter of 2015, although there can be no assurance that the Proposed Acquisition will close or, if it does, when the actual closing will occur.

SECURITIZATIONS

Renewal of Sumner Brook 2013-VFN1 Securitization

On January 16, 2015, we amended the note purchase agreement with Sumner Brook 2013-VFN1 Trust to extend the two-year funding period to a three-year funding period. Following the three-year funding period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in August 2024. The maximum principal balance of variable funding notes that can be issued remained at $350 million. No amounts have been funded.

2015-A Securitization

On February 26, 2015, we completed a private securitization transaction in which a wholly owned special purpose vehicle of SFC sold $1.2 billion of notes backed by personal loans held by Springleaf Funding Trust 2015-A (the “2015-A Trust”), at a 3.55% weighted average yield. We sold the asset-backed notes for $1.2 billion, after the price discount but before expenses and a $12.5 million interest reserve requirement.

Sale of SpringCastle 2014-A Notes

On March 9, 2015, SAC agreed to sell $231.7 million and $130.8 million principal amount of the Class C and Class D SpringCastle 2014-A Notes, respectively, to an unaffiliated third party at a premium to the principal balance. The sale is expected to be completed on March 16, 2015.

25. Selected Quarterly Financial Data (Unaudited)

Our selected quarterly financial data for 2014 was as follows:

(dollars in thousands except earnings per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$413,267	$483,124	$532,750	$552,637
Interest expense	157,159	180,142	191,301	205,420
Provision for finance receivable losses	94,951	102,971	115,347	160,878
Other revenues	(26,387)	685,966	91,343	81,404
Other expenses	172,873	189,960	170,013	168,593
Income (loss) before provision for (benefit from) income taxes	(38,103)	696,017	147,432	99,150
Provision for (benefit from) income taxes	(12,548)	234,322	44,754	30,518
Net income (loss)	(25,555)	461,695	102,678	68,632
Net income attributable to non-controlling interests	21,272	34,945	30,289	16,308
Net income (loss) attributable to Springleaf Holdings, Inc.	$(46,827)	$426,750	$72,389	$52,324

Earnings (loss) per share:
Basic	$(0.41)	$3.72	$0.63	$0.46
Diluted	(0.41)	3.70	0.63	0.45

Notes to Consolidated Financial Statements, Continued

Our selected quarterly financial data for 2013 was as follows:

(dollars in thousands except earnings (loss) per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$576,517	$583,926	$580,597	$413,038
Interest expense	218,881	229,157	240,418	231,293
Provision for finance receivable losses	188,600	162,264	82,311	94,486
Other revenues	38,388	19,426	51,590	43,656
Other expenses	168,222	303,580	165,577	144,792
Income (loss) before provision for (benefit from) income taxes	39,202	(91,649)	143,881	(13,877)
Provision for (benefit from) income taxes	(14,187)	(30,698)	32,963	(4,263)
Net income (loss)	53,389	(60,951)	110,918	(9,614)
Net income attributable to non-controlling interests	26,660	31,643	54,740	—
Net income (loss) attributable to Springleaf Holdings, Inc.	$26,729	$(92,594)	$56,178	$(9,614)

Earnings (loss) per share:
Basic	$0.24	$(0.93)	$0.56	$(0.10)
Diluted	0.24	(0.93)	0.56	(0.10)

26. Pro Forma Information (Unaudited)

The following unaudited pro forma information presents the combined results of operations of SHI and from the acquisitions of finance receivables and the London, Kentucky, loan servicing facility from HSBC (the “HSBC acquisitions”) during 2013 as if the HSBC acquisitions had occurred on January 1, 2013. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the HSBC acquisitions been completed on January 1, 2013. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the HSBC acquisitions. The unaudited pro forma information assumes the full funding of the HSBC acquisitions including the issuance of the associated Class B Notes from our SpringCastle securitization as if they were issued as of January 1, 2013, the adjustment of historical finance charges for estimated impacts of accounting for credit impaired loans and the incorporation of accretion of pro forma purchase discount, and does not give effect to potential cost savings or other operating efficiencies that could result from the HSBC acquisitions.

The following table presents the unaudited pro forma financial information:

(dollars in thousands except earnings (loss) per share)
Years Ended December 31,	2013	2012

Interest income	$2,295,605	$2,518,844
Net income (loss) attributable to Springleaf Holdings, Inc. *	(36,478)	(187,087)

Net income (loss) attributable to Springleaf Holdings, Inc. per weighted average share:
Basic *	$(0.35)	$(1.87)
Diluted *	(0.35)	(1.87)

*
During the fourth quarter of 2014, we discovered that we incorrectly disclosed the pro forma net income attributable to SHI and the related pro forma basic and diluted earnings per share for 2013. The pro forma net income (loss) attributable to SHI and the pro forma basic and diluted earnings per share attributable to SHI for 2013 were previously reported as $9.1 million and $0.09, respectively, and have been corrected in this table.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014, due to the existence of a material weakness in our internal control over financial reporting described below under the heading “Management’s Report on Internal Control over Financial Reporting.” Notwithstanding the existence of the material weakness discussed below, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented herein in conformity with U.S. GAAP.

Previously Identified Material Weakness and Its Remediation

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our 2013 Annual Report on Form 10-K, our management concluded that we had a material weakness in our internal control over financial reporting as a result of ineffective controls over the initial and subsequent accounting for certain complex non-routine transactions, most notably relating to the impact of the Fortress Acquisition and the SpringCastle Portfolio acquisition.

To remediate this material weakness, we enhanced our complement of resources with accounting and internal control knowledge through additional hiring, sourcing and training and implemented and performed additional controls over the initial and subsequent accounting for certain complex non-routine transactions. After completing our testing of the design and operational effectiveness of these procedures, our management concluded that we have remediated the material weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d -15(f) of the Exchange Act, and has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014, due to the material weakness described below. Management has reviewed the results of its assessment with the audit committee of our board of directors.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2014 financial statements included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. This report can be found in Item 8.

In 2014, management was unable to complete the process for assessing that certain spreadsheet and report controls operated effectively due to insufficient documentation demonstrating compliance with the control design. Such controls are designed to provide reasonable assurance to management as to the completeness and accuracy of inputs, assumptions and formulas included in certain spreadsheets and reports used in the preparation and analysis of accounting and financial information. For those controls for which the assessment was completed, no material errors were detected, and despite the noted control deficiency, no material audit adjustments were required to be made to our 2014 consolidated financial statements. However, if not corrected, the control deficiency could result in a material misstatement in our annual consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, we have determined that the control deficiency constitutes a material weakness.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

We have taken and continue to take steps to remediate the underlying cause of the material weakness. These steps include strengthening our procedures and controls around validating the functionality of certain spreadsheets and reports used in the preparation and analysis of accounting and financial information, including developing specific guidelines for appropriate review procedures, such as validating inputs, assumptions and formulas, and providing additional training to our current accounting and finance personnel.

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. We will place a high priority on the remediation process and are committed to allocating the necessary resources to the remediation effort immediately. To reduce the potential severity of the deficiency as soon as possible, we will focus our initial efforts on those spreadsheets and reports that present a higher risk of a misstatement. When fully implemented and operating effectively, our efforts are expected to remediate the material weakness. However, we cannot provide any assurance that these efforts will be successful or that they will cause our internal control over financial reporting to be effective.

Changes in Internal Control over Financial Reporting

Other than the actions described above under the heading “Previously Identified Material Weakness and Its Remediation,” there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Adoption of the Springleaf Holdings, Inc. Executive Severance Plan

On March 13, 2015, the Company adopted the Springleaf Holdings, Inc. Executive Severance Plan (the “Severance Plan”), which became effective on March 16, 2015. The Compensation Committee is responsible for designating which officers of the Company are eligible to participate in the Severance Plan (the “Eligible Executives”). On March 13, 2015, the Compensation Committee identified the following named executive officers who will participate in the Severance Plan as Eligible Executives: John Anderson, Bradford Borchers, David Hogan, and Minchung (Macrina) Kgil.

The Severance Plan provides for severance payments and benefits to the Eligible Executives in the event of a “Qualifying Termination” (as defined below). In the event of a Qualifying Termination and subject to the Eligible Executive’s adherence to the covenants contained in the Severance Plan and execution of a severance agreement (including a general waiver and release of claims along with certain non-competition and intellectual property protections) substantially in the form attached as “Appendix A” to the Severance Plan, the Severance Plan provides for the following severance payments and benefits to the Eligible Executive: (1) continued payment of the Eligible Executive’s annual base salary for a period of twelve months; and (2) a lump sum cash payment in an amount equal to twelve months of premiums for COBRA continuation coverage for the Eligible Executive and his or her eligible dependents.

A Qualifying Termination is defined as a termination other than for “Cause” (as defined in the Severance Plan); provided that, if there has been a “Change in Control” (as defined in the Severance Plan), a Qualifying Termination includes both a termination for Cause and resignation for “Good Reason” (as defined in the Severance Plan) within twelve months after the Change in Control.

The foregoing description of the Severance Plan is not complete and is qualified in its entirety by reference to the full text of the Severance Plan, which is filed as Exhibit 10.17 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented under the caption “Executive Officers” in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) The following consolidated financial statements of Springleaf Holdings, Inc. and subsidiaries are included in Item 8:

Consolidated Balance Sheets, December 31, 2014 and 2013

Consolidated Statements of Operations, years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows, years ended December 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules:

The financial statement schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index beginning on page	162	herein.

(b)	Exhibits

The exhibits required to be included in this portion of Item 15 are submitted as a separate section of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2015.

SPRINGLEAF HOLDINGS, INC.

By:	/s/	Minchung (Macrina) Kgil
Minchung (Macrina) Kgil
(Executive Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.

/s/	Jay N. Levine	/s/	Douglas L. Jacobs
	Jay N. Levine		Douglas L. Jacobs
(President, Chief Executive Officer, and Director — Principal Executive Officer)		(Director)

/s/	Minchung (Macrina) Kgil	/s/	Anahaita N. Kotval
	Minchung (Macrina) Kgil		Anahaita N. Kotval
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)		(Director)

/s/	Sean P. Donnelly	/s/	Ronald M. Lott
	Sean P. Donnelly		Ronald M. Lott
(Vice President and Senior Managing Director — Principal Accounting Officer)		(Director)

/s/	Wesley R. Edens
Wesley R. Edens
(Chairman of the Board and Director)

/s/	Roy A. Guthrie
Roy A. Guthrie
(Director)

Exhibit Index

Exhibit

2.1
Stock Purchase Agreement, dated as of March 2, 2015, by and between Springleaf Holdings, Inc. and CitiFinancial Credit Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 3, 2015).

3 a.	Restated Certificate of Incorporation of Springleaf Holdings, Inc. Incorporated by reference to Exhibit (3.1) to our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

b.	Amended and Restated Bylaws of Springleaf Holdings, Inc. Incorporated by reference to Exhibit (3.2) to our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

4 a.
The following instruments are filed pursuant to Item 601(b)(4)(ii) of Regulation S-K, which requires with certain exceptions that all instruments be filed which define the rights of holders of the Company’s long-term debt and of our consolidated subsidiaries. In the aggregate, the outstanding issuances of debt at December 31, 2014 under the following Indenture exceeds 10% of the Company’s total assets on a consolidated basis:

(i)
Indenture dated as of May 1, 1999 from Springleaf Finance Corporation (formerly American General Finance Corporation) to Wilmington Trust Company (successor trustee to Citibank, N.A.). Incorporated by reference to Exhibit (4)a.(1) to Springleaf Finance Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-06155).

(ii)
Indenture dated as of October 3, 2014 from SpringCastle America Funding, LLC, SpringCastle Credit Funding, LLC, and SpringCastle Finance, LLC to Wilmington Trust Company. Incorporated by reference to Exhibit (10) to our Current Report on Form 8-K dated October 6, 2014.

(iii)
Indenture, dated as of December 3, 2014, by Springleaf Finance Corporation, Springleaf Holdings, Inc., as Guarantor, and Wilmington Trust, National Association. Incorporated by reference to Exhibit (4.1) to our Current Report on Form 8-K dated December 3, 2014.

(iv)
Indenture, dated as of February 26, 2015, among Springleaf Funding Trust 2015-A, as Issuer, Springleaf Finance Corporation, as Servicer, and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit (10.1) to our Current Report on Form 8-K dated March 4, 2015.

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

10
Form of Indemnification Agreement. Incorporated by reference to Exhibit (10.1) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc. (formerly known as Springleaf Holdings, LLC), filed October 1, 2013.

10.1 *
Springleaf Finance, Inc. Excess Retirement Income Plan dated as of January 1, 2011. Incorporated by reference to Exhibit (10.1) to Springleaf Finance Corporation’s Current Report on Form 8-K dated December 3, 2010.

10.2 *
Amendment to Springleaf Finance, Inc. Excess Retirement Income Plan effective as of December 19, 2012. Incorporated by reference to Exhibit (10.5) to Springleaf Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.3 *
Employment Letter, dated October 1, 2012, for Minchung (Macrina) Kgil. Incorporated by reference to Exhibit (10.4) to Springleaf Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.4 *
Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Jay Levine, dated as of September 30, 2013. Incorporated by reference to Exhibit (10.10) to Springleaf Finance Corporation’s Registration Statement on Form S-4 dated October 30, 2013.

10.5 *	Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit (99.1) to the Registration Statement on Form S-8 of Springleaf Holdings, Inc., filed October 15, 2013.

10.6 *
Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit (10.9) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

Exhibit

10.7 *
Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit (10.10) to Amendment No. 2 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 1, 2013.

10.8 *
Form of Restricted Stock Unit Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit (10.16) to Amendment No. 4 to the Registration Statement on Form S-1 of Springleaf Holdings, Inc., filed October 11, 2013.

10.9
Stockholders Agreement between Springleaf Holdings, Inc. and Springleaf Financial Holdings, LLC. Incorporated by reference to Exhibit (10.5) to our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

10.10
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 8.250% Senior Notes due 2023. Incorporated by reference to Exhibit (10.1) to our Current Report on Form 8-K dated January 3, 2014.

10.11
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 7.750% Senior Notes due 2021. Incorporated by reference to Exhibit (10.2) to our Current Report on Form 8-K dated January 3, 2014.

10.12
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 6.00% Senior Notes due 2020. Incorporated by reference to Exhibit (10.3) to our Current Report on Form 8-K dated January 3, 2014.

10.13
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

10.14
Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s 60-year junior subordinated debenture. Incorporated by reference to Exhibit (10.5) to our Current Report on Form 8-K dated January 3, 2014.

10.15
Trust Guaranty, dated December 30, 2013, by Springleaf Holdings, Inc. in respect of Springleaf Finance Corporation’s trust securities. Incorporated by reference to Exhibit (10.6) to our Current Report on Form 8-K dated January 3, 2014.

10.16	Springleaf Holdings, Inc. Annual Leadership Incentive Plan. Incorporated by reference to Exhibit (10.1) to our Current Report on Form 8-K dated August 4, 2014.

10.17	Springleaf Holdings, Inc. Executive Severance Plan, effective March 16, 2015, and form of Severance Agreement and General Release.

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of Springleaf Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Holdings, Inc.

32.1	Section 1350 Certifications

101 **
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