Form 10-Q
period 2016-03-31
OneMain Holdings, Inc.
filed 2016-05-06
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At May 2, 2016, there were 134,751,118 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except par value amount)	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$716	$939
Investment securities	1,872	1,867
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $11.6 billion in 2016 and $11.4 billion in 2015)	13,209	13,267
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.6 billion in 2015)	—	1,576
Real estate loans	503	524
Retail sales finance	19	23
Net finance receivables	13,731	15,390
Unearned insurance premium and claim reserves	(643)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $408 million in 2016 and $431 million in 2015)	(600)	(587)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	12,488	14,141
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $435 million in 2015)	776	796
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $576 million in 2016 and $663 million in 2015)	588	676
Goodwill	1,422	1,440
Other intangible assets	539	559
Other assets	654	638

Total assets	$19,055	$21,056

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $9.2 billion in 2016 and $11.7 billion in 2015)	$14,870	$17,300
Insurance claims and policyholder liabilities	747	747
Deferred and accrued taxes	53	20
Other liabilities	457	384
Total liabilities	16,127	18,451
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 134,751,118 and 134,494,172 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	1,537	1,533
Accumulated other comprehensive loss	(13)	(33)
Retained earnings	1,403	1,250
OneMain Holdings, Inc. shareholders’ equity	2,928	2,751
Non-controlling interests	—	(146)
Total shareholders’ equity	2,928	2,605

Total liabilities and shareholders’ equity	$19,055	$21,056

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except earnings per share)	Three Months Ended March 31,
	2016	2015

Interest income:
Finance charges	$779	$402
Finance receivables held for sale originated as held for investment	47	4
Total interest income	826	406

Interest expense	226	158

Net interest income	600	248

Provision for finance receivable losses	227	87

Net interest income after provision for finance receivable losses	373	161

Other revenues:
Insurance	114	36
Investment	20	17
Net gain on sale of SpringCastle interests	229	—
Other	(2)	(2)
Total other revenues	361	51

Other expenses:
Operating expenses:
Salaries and benefits	214	93
Acquisition-related transaction and integration expenses	33	3
Other operating expenses	167	62
Insurance policy benefits and claims	45	16
Total other expenses	459	174

Income before provision for income taxes	275	38

Provision for income taxes	96	7

Net income	179	31

Net income attributable to non-controlling interests	26	31

Net income attributable to OneMain Holdings, Inc.	$153	$—

Share Data:
Weighted average number of shares outstanding:
Basic	134,694,759	115,027,470
Diluted	134,907,748	115,027,470
Earnings per share:
Basic	$1.14	$—
Diluted	$1.13	$—

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Net income	$179	$31

Other comprehensive income:
Net unrealized gains on non-credit impaired available-for-sale securities	27	5
Foreign currency translation adjustments	6	1
Income tax effect:
Net unrealized gains on non-credit impaired available-for-sale securities	(10)	(2)
Foreign currency translation adjustments	(2)	—
Other comprehensive income, net of tax, before reclassification adjustments	21	4
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(2)	(6)
Income tax effect:
Net realized gains on available-for-sale securities	1	2
Reclassification adjustments included in net income, net of tax	(1)	(4)
Other comprehensive income, net of tax	20	—

Comprehensive income	199	31

Comprehensive income attributable to non-controlling interests	26	31

Comprehensive income attributable to OneMain Holdings, Inc.	$173	$—

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2016	$1	$1,533	$(33)	$1,250	$2,751	$(146)	$2,605
Share-based compensation expense, net of forfeitures	—	7	—	—	7	—	7
Excess tax benefit from share-based compensation	—	2	—	—	2	—	2
Withholding tax on vested RSUs	—	(5)	—	—	(5)	—	(5)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	138	138
Other comprehensive income	—	—	20	—	20	—	20
Net income	—	—	—	153	153	26	179
Balance, March 31, 2016	$1	$1,537	$(13)	$1,403	$2,928	$—	$2,928

Balance, January 1, 2015	$1	$529	$3	$1,492	$2,025	$(188)	$1,837
Share-based compensation expense, net of forfeitures	—	3	—	—	3	—	3
Excess tax benefit from share-based compensation	—	2	—	—	2	—	2
Withholding tax on vested RSUs	—	(4)	—	—	(4)	—	(4)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Net income	—	—	—	—	—	31	31
Balance, March 31, 2015	$1	$530	$3	$1,492	$2,026	$(175)	$1,851

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net income	$179	$31
Reconciling adjustments:
Provision for finance receivable losses	227	87
Depreciation and amortization	156	18
Deferred income tax benefit	(3)	(10)
Share-based compensation expense, net of forfeitures	7	3
Net gain on sale of SpringCastle interests	(229)	—
Other	5	(7)
Cash flows due to changes in:
Other assets and other liabilities	46	52
Insurance claims and policyholder liabilities	(24)	(2)
Taxes receivable and payable	35	10
Accrued interest and finance charges	12	7
Restricted cash and cash equivalents not reinvested	1	—
Other, net	1	—
Net cash provided by operating activities	413	189

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(126)	(5)
Proceeds on sales of finance receivables held for sale originated as held for investment	—	52
Proceeds from sale of SpringCastle interests	101	—
Cash received from CitiFinancial Credit Company	23	—
Available-for-sale securities purchased	(154)	(95)
Trading and other securities purchased	(1)	(954)
Available-for-sale securities called, sold, and matured	175	60
Trading and other securities called, sold, and matured	13	1,211
Change in restricted cash and cash equivalents	12	(120)
Proceeds from sale of real estate owned	2	5
Other, net	(4)	7
Net cash provided by investing activities	41	161

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,673	1,523
Repayments of long-term debt	(2,335)	(315)
Distributions to joint venture partners	(18)	(18)
Excess tax benefit from share-based compensation	2	2
Net cash provided by (used for) financing activities	(678)	1,192

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Effect of exchange rate changes on cash and cash equivalents	1	—

Net change in cash and cash equivalents	(223)	1,542
Cash and cash equivalents at beginning of period	939	879
Cash and cash equivalents at end of period	$716	$2,421

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,478	$—
Transfer of finance receivables to real estate owned	$2	$2
Net unsettled investment security dispositions	$—	$20

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our”. OMH is a Delaware corporation. At March 31, 2016, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

On November 15, 2015, OMH completed its acquisition of OneMain Financial Holdings, LLC (“OMFH”) from CitiFinancial Credit Company (“Citigroup”) for $4.5 billion in cash (the “OneMain Acquisition”). As a result of the OneMain Acquisition, OMFH became a wholly owned, indirect subsidiary of OMH. See Note 2 for further information on the OneMain Acquisition.

OMH is a financial services holding company whose principal subsidiaries are Springleaf Finance, Inc. (“SFI”) and Independence Holdings, LLC (“Independence”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”), and Independence’s principal subsidiary is OMFH. SFC and OMFH are financial services holding companies with subsidiaries engaged in the consumer finance and insurance businesses. OMFH, collectively with its subsidiaries, is referred to in this report as “OneMain.” OMH and its subsidiaries (other than OneMain) is referred to in this report as “Springleaf.”

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“U.S. GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned, except for certain indirect subsidiaries associated with a joint venture in which we owned a 47% equity interest prior to March 31, 2016), and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2016 presentation, we have reclassified certain items in prior periods, including certain items in prior periods of our condensed consolidated statements of operations and cash flows. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report on Form 10-K”). We follow the same significant accounting policies for our interim reporting.

2. Significant Transactions

SPRINGCASTLE INTERESTS SALE

On March 31, 2016, SFI, SpringCastle Holdings, LLC (“SpringCastle Holdings”) and Springleaf Acquisition Corporation (“Springleaf Acquisition” and, together with SpringCastle Holdings, the “SpringCastle Sellers”), wholly owned subsidiaries of OMH, entered into a purchase agreement with certain subsidiaries of New Residential Investment Corp. (“NRZ” and such subsidiaries, the “NRZ Buyers”) and BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P. (collectively, the “Blackstone Buyers” and together with the NRZ Buyers, the “SpringCastle Buyers”). Pursuant to the purchase agreement, SpringCastle Holdings sold its 47% limited liability company interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC, and Springleaf Acquisition sold its 47% limited liability company interest in SpringCastle Acquisition LLC, to the SpringCastle Buyers for an aggregate purchase price of approximately $112 million (the “SpringCastle Interests Sale”). SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition LLC are collectively referred to herein as the “SpringCastle Joint Venture.”

The SpringCastle Joint Venture primarily holds subordinate ownership interests in a securitized loan portfolio (the “SpringCastle Portfolio”), which consists of unsecured loans and loans secured by subordinate residential real estate mortgages and includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in form and substance from the Company’s originated loans. At December 31, 2015, the SpringCastle Portfolio included over 232,000 of acquired loans, representing $1.6 billion in net finance receivables. For the three months ended March 31, 2016 and 2015, income before provision for income taxes of our Acquisitions and Servicing segment (which consists of the SpringCastle Sellers) totaled $278 million ($252 million attributable to OMH) and $67 million ($36 million attributable to OMH), respectively.

In connection with the SpringCastle Interests Sale, the SpringCastle Buyers paid $101 million of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11 million to be paid into an escrow account within 120 days following March 31, 2016. Such escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016, and, subject to the terms of the purchase agreement and assuming certain portfolio performance requirements are satisfied, paid to the SpringCastle Sellers at the end of such five year period. In connection with the SpringCastle Interests Sale, we recorded a net gain in other revenues at the time of sale of $229 million.

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless terminated, SFI will remain as servicer of the SpringCastle Portfolio, under the existing servicing agreement for the SpringCastle Funding Trust. In addition, we deconsolidated the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt, as we no longer were considered the primary beneficiary.

Prior to the SpringCastle Interests Sale, affiliates of the NRZ Buyers owned a 30% limited liability company interest in the SpringCastle Joint Venture, and affiliates of the Blackstone Buyers owned a 23% limited liability company interest in the SpringCastle Joint Venture (together, the “Other Members”). The Other Members are parties to the purchase agreement for certain limited indemnification obligations and post-closing expense reimbursement obligations of the SpringCastle Joint Venture to the SpringCastle Sellers.

The NRZ Buyers are subsidiaries of NRZ, which is externally managed by an affiliate of Fortress. The Initial Stockholder, which owned approximately 58% of OMH’s common stock as of March 31, 2016, is owned primarily by a private equity fund managed by an affiliate of Fortress. Mr. Edens, Chairman of the board of directors of OMH, also serves as Chairman of the board of directors of NRZ. Mr. Edens is also a principal of Fortress and serves as Co-Chairman of the board of directors of Fortress. Mr. Jacobs, a member of the board of directors of OMH, also serves as a member of NRZ’s board of directors and Fortress’ board of directors.

The purchase agreement included customary representations, warranties, covenants and indemnities. We did not record a sales recourse obligation related to this sale.

ONEMAIN ACQUISITION

On November 15, 2015, OMH completed its acquisition of OneMain from Citigroup for approximately $4.5 billion in cash after accounting for certain estimated adjustments at closing. OneMain is a leading consumer finance company in the United States, providing personal loans to primarily middle income households through a national, community based network.

We allocated the purchase price to the net tangible and intangible assets acquired and liabilities assumed, based on their respective estimated fair values as of October 31, 2015. Given the timing of this transaction and complexity of the purchase accounting, our estimate of the fair value adjustment specific to the acquired loans and intangible assets was preliminary, and our determination of the final tax positions with Citigroup was also preliminary. We intend to finalize the accounting for these matters as soon as reasonably possible and within the measurement period, which may be up to one year from the acquisition date.

The excess of the purchase price over the fair values, which we recorded as goodwill, was determined as follows:

(dollars in millions)	As Reported			As Adjusted
		Adjustments *

Cash consideration	$4,478	$(23)	(a)	$4,455
Fair value of assets acquired:
Cash and cash equivalents	958	—		958
Investment securities	1,294	—		1,294
Personal loans	8,801	(6)	(b)	8,795
Intangibles	555	—		555
Other assets	247	—		247
Fair value of liabilities assumed:
Long-term debt	(7,725)	—		(7,725)
Unearned premium, insurance policy and claims reserves	(936)	—		(936)
Other liabilities	(156)	1	(c)	(155)
Goodwill	$1,440			$1,422

*
During the first quarter of 2016, we recorded the following adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as new information, which existed as of the acquisition date, was brought to our attention:

(a)	Represents a subsequent cash payment from Citigroup as a result of reaching final agreement on certain purchase accounting adjustments.

(b)
Represents the net impact of an increase to the discount of purchased credit impaired finance receivables of $64 million and an increase to the premium on finance receivables purchased as performing receivables of $58 million as a result of revisions to the receivables valuation during the measurement period. This adjustment also resulted in $15 million of additional loan premium amortization and $3 million of additional loan discount accretion during the first quarter of 2016, of which $7 million and $1 million, respectively, would have been recorded during the two months ended December 31, 2015, had the adjustment been retroactively reflected since the acquisition date.

(c)	Represents the settlement of a payable to Citigroup during the measurement period.

Of the adjusted $8.8 billion of acquired personal loans included in the table above, $8.1 billion relates to finance receivables determined not to be credit impaired at acquisition. Contractually required principal and interest of these non-credit impaired personal loans was $11.6 billion at the date of acquisition, of which $2.2 billion is not expected to be collected.

Changes in the carrying amount of goodwill, all of which are reported in our Consumer and Insurance segment, were as follows:

(dollars in millions)	Consumer and Insurance

Three Months Ended March 31, 2016
Balance at beginning of period	$1,440
Adjustments to purchase price allocation *	(18)
Balance at end of period	$1,422

*	Goodwill adjustments were recorded at OMFH subsidiary level.

We did not record any impairments to goodwill during the three months ended March 31, 2016.

The following unaudited pro forma information presents the combined results of operations of Springleaf and OneMain as if the OneMain Acquisition had occurred on January 1, 2015. The unaudited pro forma information also reflects adjustments for (i) the financing arrangements and (ii) the anticipated sale of certain personal loans classified as finance receivables held for sale in connection with the Lendmark Sale (as defined below), as if the transactions had been consummated on January 1, 2015.

In addition, the pro forma interest income assumes the adjustment of historical finance charges for estimated impacts of accounting for credit impaired loans. The unaudited pro forma information is not necessarily indicative of the operating results that would have been achieved had the OneMain Acquisition occurred on January 1, 2015. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company following the OneMain Acquisition.

As of March 31, 2016, we have incurred approximately $95 million of acquisition-related transaction and integration expenses ($33 million incurred during the first quarter of 2016) in connection with the OneMain Acquisition and the Lendmark Sale (as defined below), which we report as a component of operating expenses. These expenses include transaction costs, technology termination and certain compensation and benefit related costs. We anticipate incurring approximately $275 million of acquisition-related expenses in connection with the OneMain Acquisition and the Lendmark Sale, which we expect to incur primarily during 2016 and the first half of 2017.

The following table presents the unaudited pro forma financial information:

(dollars in millions)
Three Months Ended March 31,	2015

Interest income	$791
Net income attributable to OneMain Holdings, Inc.	17

In connection with the closing of the OneMain Acquisition, on November 13, 2015, OMH and certain of its subsidiaries entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”), as well as the state attorneys general for Colorado, Idaho, Pennsylvania, Texas, Virginia, Washington and West Virginia. The Settlement Agreement resolved the inquiries of the DOJ and such attorneys general with respect to the OneMain Acquisition and allowed OMH to proceed with the closing. Pursuant to the Settlement Agreement, OMH agreed to divest 127 branches of SFC subsidiaries across 11 states as a condition for approval of the OneMain Acquisition. The Settlement Agreement requires the Branch Sellers to operate these 127 branches as an ongoing, economically viable and competitive business until sold to the divestiture purchaser. The court overseeing the settlement appointed a third-party monitor to oversee management of the divestiture branches and ensure the Company’s compliance with the terms of the Settlement Agreement.

LENDMARK SALE

On November 12, 2015, OMH and certain of its subsidiaries (the “Branch Sellers”) entered into an agreement with Lendmark Financial Services, LLC (“Lendmark”) to sell the branches to Lendmark (the “Lendmark Sale”) for a purchase price equal to the sum of (i) the aggregate unpaid balance as of closing of the purchased loans multiplied by 103%, plus (ii) for each interest-bearing purchased loan, an amount equal to all unpaid interest that has accrued on the unpaid balance at the applicable note rate from the most recent interest payment date through the closing, plus (iii) the sum of all prepaid charges and fees and security deposits of the Branch Sellers to the extent arising under the purchased contracts as reflected on the books and records of the Branch Sellers as of closing, subject to certain limitations if the purchase price would exceed $695 million and Lendmark is unable to obtain financing on certain specified terms. In anticipation of the sale of these branches, SFC transferred $608 million of personal loans from held for investment to held for sale on September 30, 2015. At March 31, 2016, the personal loans held for sale totaled approximately $606 million, primarily due to originations, net of charge-offs of personal loans in these branches during the past six months. The branches to be sold represent 6% of the branches and 4% of the personal loans held for investment and held for sale of the combined company as of March 31, 2016.

Pursuant to the Settlement Agreement, we were required to dispose of the branches to be sold in connection with the Lendmark Sale within 120 days following November 13, 2015, subject to such extensions as the DOJ may approve. As we did not believe we would be able to consummate the Lendmark Sale prior to April 1, 2016, we requested two extensions of the closing deadline set forth in the Settlement Agreement. The DOJ granted our requests through May 13, 2016.

On May 2, 2016, we completed the Lendmark Sale. See Note 18 for further information on the subsequent closing.

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Consolidation

In February of 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to reporting entities with variable interests in investment companies from applying certain prior amendments to the VIE guidance. This ASU is applicable to entities across all industries, particularly those that use limited partnerships as well as entities in any industry that outsource decision making or have historically applied related party tiebreaker in their consolidation analysis and disclosures. The standard became effective for public business entities for annual periods beginning after December 15, 2015. We evaluated the potential impact of the adoption of this ASU and concluded that it will not have a material effect on our consolidated financial statements.

Technical Corrections and Improvements

In June of 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. The amendments to this transition guidance became effective for fiscal years beginning after December 15, 2015. We evaluated the potential impact of the adoption of this ASU and concluded that it will not have a material effect on our consolidated financial statements.

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

Short-Duration Insurance Contracts Disclosures

In May of 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, to address enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The amendments in this ASU become effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for evaluation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments of this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Debt Instruments

In March of 2016, the FASB issued ASU 2016-06, Contingent Puts and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. The ASU requires assessing the embedded call (put) options solely in accordance with the four-step decision sequence. The amendment of this ASU becomes effective on a modified retrospective basis for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment in this ASU becomes effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Technical Corrections and Improvements

In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. As these are technical corrections and improvements only, the company does not believe that this ASU will have a material effect on our consolidated financial statements.

Stock Compensation

In March of 2016, the FASB issued ASU 2016-09, Improvements to Employee Share - Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment in this ASU becomes effective on a modified retrospective transition for accounting in tax benefits recognized, retrospectively for accounting related to the presentation of employee taxes paid, prospective for accounting related to recognition of excess tax benefits, and either a prospective or retrospective method for accounting related to presentation of excess employee tax benefits for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We will evaluate whether the adoption of this ASU will have a material effect on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the first quarter of 2016, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At March 31, 2016, $3.0 billion of personal loans, or 22%, were secured by collateral consisting of titled personal property (such as automobiles) and $10.2 billion, or 78%, were secured by consumer household goods or other items of personal property or were unsecured, compared to $2.8 billion of personal loans, or 21%, secured by collateral consisting of titled personal property and $10.5 billion, or 79%, secured by consumer household goods or other items of personal property or unsecured at December 31, 2015.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. At March 31, 2016, $197 million of real estate loans, or 39%, were secured by first mortgages and $306 million, or 61%, were secured by second mortgages, compared to $202 million of real estate loans, or 39%, secured by first mortgages and $322 million, or 61%, secured by second mortgages at December 31, 2015. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased real estate lending in January of 2012, our real estate loans are in a liquidating status.

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

Our finance receivable types also included the SpringCastle Portfolio at December 31, 2015, as defined below:

•
SpringCastle Portfolio — included unsecured loans and loans secured by subordinate residential real estate mortgages that were sold on March 31, 2016, in connection with the SpringCastle Interests Sale. The SpringCastle Portfolio included both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless terminated, we will continue to provide the servicing for these loans, which we service as unsecured loans because the liens are subordinated to superior ranking security interests.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Gross receivables *	$15,202	$—	$499	$21	$15,722
Unearned finance charges and points and fees	(2,196)	—	—	(2)	(2,198)
Accrued finance charges	139	—	4	—	143
Deferred origination costs	64	—	—	—	64
Total	$13,209	$—	$503	$19	$13,731

December 31, 2015
Gross receivables *	$15,325	$1,545	$520	$25	$17,415
Unearned finance charges and points and fees	(2,261)	—	—	(2)	(2,263)
Accrued finance charges	147	31	4	—	182
Deferred origination costs	56	—	—	—	56
Total	$13,267	$1,576	$524	$23	$15,390

*	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the unpaid principal balance (“UPB”) for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its initial fair value;

•
Finance receivables originated subsequent to the respective OneMain and Fortress acquisitions — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; and

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts.

Included in the table above are finance receivables associated with securitizations that remain on our balance sheet. The carrying value of our personal loans totaled $11.6 billion and $11.4 billion at March 31, 2016 and December 31, 2015, respectively, and the carrying value of the SpringCastle Portfolio totaled $1.6 billion at December 31, 2015.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	March 31, 2016	December 31, 2015

Personal loans	$1	$2
SpringCastle Portfolio	—	365
Real estate loans	20	30
Total	$21	$397

Unused lines of credit on our personal loans can be suspended if one of the following occurs: (i) the value of the collateral declines significantly; (ii) we believe the borrower will be unable to fulfill the repayment obligations; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on our real estate loans can be suspended if one of the following occurs: (i) the value of the real estate declines significantly below the property’s initial appraised value; (ii) we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on home equity lines of credit can be terminated for delinquency. Accordingly, no reserve has been recorded for the unused lines of credit.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at March 31, 2016 and at December 31, 2015 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables held for investment by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Net finance receivables:
60-89 days past due	$103	$—	$6	$—	$109
90-119 days past due	90	—	5	—	95
120-149 days past due	91	—	3	—	94
150-179 days past due	85	—	3	—	88
180 days or more past due	5	—	22	—	27
Total delinquent finance receivables	374	—	39	—	413
Current	12,701	—	447	19	13,167
30-59 days past due	134	—	17	—	151
Total	$13,209	$—	$503	$19	$13,731

December 31, 2015
Net finance receivables:
60-89 days past due	$124	$22	$18	$—	$164
90-119 days past due	93	14	3	—	110
120-149 days past due	54	11	2	1	68
150-179 days past due	50	10	2	—	62
180 days or more past due	4	1	12	—	17
Total delinquent finance receivables	325	58	37	1	421
Current	12,776	1,475	474	22	14,747
30-59 days past due	166	43	13	—	222
Total	$13,267	$1,576	$524	$23	$15,390

Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Performing	$12,938	$—	$470	$19	$13,427
Nonperforming	271	—	33	—	304
Total	$13,209	$—	$503	$19	$13,731

December 31, 2015
Performing	$13,066	$1,540	$505	$22	$15,133
Nonperforming	201	36	19	1	257
Total	$13,267	$1,576	$524	$23	$15,390

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased as part of the following transactions:

•
OneMain Acquisition - effective November 1, 2015, we acquired personal loans (the “OM Loans”), some of which were determined to be credit impaired. During the first quarter of 2016, we recorded a purchase accounting adjustment of $64 million, which decreased the initial fair value of these purchase credit impaired loans, as a result of new information brought to our attention that existed as of the acquisition date.

•
Ownership interest acquired by FCFI Acquisition LLC, an affiliate of Fortress (the “Fortress Acquisition”) - we revalued our assets and liabilities based on their fair value at the date of the Fortress Acquisition, November 30, 2010, in accordance with purchase accounting and adjusted the carrying value of our finance receivables (the “FA Loans”) to their fair value.

At December 31, 2015, our purchased credit impaired finance receivables also included the SpringCastle Portfolio, which was purchased as part of the following transaction:

•
Joint venture acquisition of the SpringCastle Portfolio (the “SCP Loans”) - on April 1, 2013, we acquired a 47% equity interest in the SCP Loans, some of which were determined to be credit impaired on the date of purchase. On March 31, 2016, we sold the SpringCastle Portfolio in connection with the sale of our equity interest in the SpringCastle Joint Venture.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At March 31, 2016 and December 31, 2015, finance receivables held for sale totaled $776 million and $796 million, respectively. See Note 6 for further information on our finance receivables held for sale, which consist of certain of our personal loans and non-core real estate loans. Finance receivables held for sale include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans *	Total

March 31, 2016
Carrying amount, net of allowance	$468	$—	$71	$539
Outstanding balance	708	—	132	840
Allowance for purchased credit impaired finance receivable losses	—	—	8	8

December 31, 2015
Carrying amount, net of allowance	$624	$223	$76	$923
Outstanding balance	911	482	136	1,529
Allowance for purchased credit impaired finance receivable losses	—	—	7	7

*	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	FA Loans

March 31, 2016
Carrying amount	$52
Outstanding balance	87

December 31, 2015
Carrying amount	$55
Outstanding balance	89

The allowance for purchased credit impaired finance receivable losses at March 31, 2016 and December 31, 2015, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans (a)	SCP Loans	FA Loans	Total

Three Months Ended March 31, 2016
Balance at beginning of period	$143	$422	$39	$604
Accretion (b)	(20)	(16)	(2)	(38)
Transfer due to finance receivables sold	—	(399)	—	(399)
Disposals of finance receivables (c)	(14)	(7)	(1)	(22)
Balance at end of period	$109	$—	$36	$145

Three Months Ended March 31, 2015
Balance at beginning of period	$—	$541	$19	$560
Accretion (b)	—	(24)	(3)	(27)
Disposals of finance receivables (c)	—	(12)	—	(12)
Balance at end of period	$—	$505	$16	$521

(a)
As a result of the purchase accounting adjustment to the purchased credit impaired OM Loans, which we recorded during the first quarter of 2016, accretion and disposals of finance receivables for the three months ended March 31, 2016 include $1 million and $3 million, respectively, that would have been recorded during the two months ended December 31, 2015, had this adjustment been retroactively reflected since the acquisition date.

(b)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Accretion	$1	$2

(c)	Disposals of finance receivables represent finance charges forfeited due to purchased credit impaired finance receivables charged off during the period.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

March 31, 2016
TDR gross finance receivables (b)	$86	$—	$199	$285
TDR net finance receivables	83	—	201	284
Allowance for TDR finance receivable losses	48	—	35	83

December 31, 2015
TDR gross finance receivables (b)	$46	$14	$200	$260
TDR net finance receivables	46	13	201	260
Allowance for TDR finance receivable losses	17	4	34	55

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

March 31, 2016
TDR gross finance receivables	$2	$91	$93
TDR net finance receivables	2	91	93

December 31, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

(b)	As defined earlier in this Note.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

Three Months Ended March 31, 2016
TDR average net receivables	$63	$11	$201	$275
TDR finance charges recognized	1	—	3	4

Three Months Ended March 31, 2015
TDR average net receivables	$25	$11	$195	$231
TDR finance charges recognized	1	—	3	4

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended March 31, 2016
TDR average net receivables	$2	$92	$94
TDR finance charges recognized	—	1	1

Three Months Ended March 31, 2015
TDR average net receivables	$—	$90	$90
TDR finance charges recognized	—	1	1

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended March 31, 2016
Pre-modification TDR net finance receivables	$50	$1	$4	$55
Post-modification TDR net finance receivables:
Rate reduction	$46	$1	$3	$50
Other (b)	3	—	1	4
Total post-modification TDR net finance receivables	$49	$1	$4	$54
Number of TDR accounts	6,916	157	89	7,162

Three Months Ended March 31, 2015
Pre-modification TDR net finance receivables	$9	$2	$4	$15
Post-modification TDR net finance receivables:
Rate reduction	$5	$2	$4	$11
Other (b)	3	—	—	3
Total post-modification TDR net finance receivables	$8	$2	$4	$14
Number of TDR accounts	1,864	195	78	2,137

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended March 31, 2016
Pre-modification TDR net finance receivables *	$—	$1	$1
Post-modification TDR net finance receivables *	$—	$1	$1
Number of TDR accounts	128	19	147

Three Months Ended March 31, 2015
Pre-modification TDR net finance receivables **	$—	$—	$—
Post-modification TDR net finance receivables **	$—	$—	$—
Number of TDR accounts	—	9	9

*	Pre- and post-modification TDR personal loans held for sale for the three months ended March 31, 2016 were less than $1 million and, therefore, are not quantified in the table above.

**	Pre- and post-modification TDR real estate loans held for sale for the three months ended March 31, 2015 were less than $1 million and, therefore, are not quantified in the table above.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended March 31, 2016
TDR net finance receivables (b) (c)	$2	$—	$1	$3
Number of TDR accounts	400	19	20	439

Three Months Ended March 31, 2015
TDR net finance receivables (b) (d)	$—	$—	$1	$1
Number of TDR accounts	57	10	18	85

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended March 31, 2016
TDR net finance receivables	$1
Number of TDR accounts	9

Three Months Ended March 31, 2015
TDR net finance receivables *	$—
Number of TDR accounts	9

*
TDR real estate loans held for sale for the three months ended March 31, 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the table above.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the three months ended March 31, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(d)
TDR personal loans and SpringCastle Portfolio loans for the three months ended March 31, 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended March 31, 2016
Balance at beginning of period	$541	$4	$41	$1	$587
Provision for finance receivable losses	206	18	3	—	227
Charge-offs	(201)	(21)	(2)	(1)	(225)
Recoveries	11	3	1	—	15
Other *	—	(4)	—	—	(4)
Balance at end of period	$557	$—	$43	$—	$600

Three Months Ended March 31, 2015
Balance at beginning of period	$132	$3	$40	$1	$176
Provision for finance receivable losses	56	27	4	—	87
Charge-offs	(62)	(30)	(6)	(1)	(99)
Recoveries	8	3	1	1	13
Balance at end of period	$134	$3	$39	$1	$177

*
Consists of the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 for further information on this sale.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $408 million at March 31, 2016 and $431 million at December 31, 2015. See Note 10 for further discussion regarding our securitization transactions.

The carrying value charged-off for purchased credit impaired loans was as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Charged-off against provision for finance receivable losses:
OM Loans	$56	$—
SCP Loans	4	7

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$509	$—	$—	$—	$509
Purchased credit impaired finance receivables	—	—	8	—	8
TDR finance receivables	48	—	35	—	83
Total	$557	$—	$43	$—	$600

Finance receivables:
Collectively evaluated for impairment	$12,660	$—	$366	$19	$13,045
Purchased credit impaired finance receivables	468	—	27	—	495
TDR finance receivables	81	—	110	—	191
Total	$13,209	$—	$503	$19	$13,731

Allowance for finance receivable losses as a percentage of finance receivables	4.22%	—%	8.52%	2.91%	4.37%

December 31, 2015
Allowance for finance receivable losses for finance receivables:
Collectively evaluated for impairment	$524	$—	$—	$1	$525
Purchased credit impaired finance receivables	—	—	7	—	7
TDR finance receivables	17	4	34	—	55
Total	$541	$4	$41	$1	$587

Finance receivables:
Collectively evaluated for impairment	$12,599	$1,340	$387	$23	$14,349
Purchased credit impaired finance receivables	624	223	28	—	875
TDR finance receivables	44	13	109	—	166
Total	$13,267	$1,576	$524	$23	$15,390

Allowance for finance receivable losses as a percentage of finance receivables	4.07%	0.27%	7.93%	3.45%	3.81%

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $776 million at March 31, 2016 and $796 million at December 31, 2015, which are carried at the lower of cost or fair value. At March 31, 2016 and December 31, 2015, finance receivables held for sale consisted of personal loans of $606 million and $617 million, respectively, and real estate loans of $170 million and $179 million, respectively. On March 31, 2016, we marked our real estate loans held for sale to fair value and recorded impairments of $2 million in other revenues. See Note 17 for further information on the impairments of our real estate loans held for sale. At December 31, 2015, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale. We also separately present the interest income on our finance receivables held for sale as interest income on finance receivables held for sale originated as held for investment on our condensed consolidated statements of operations, which totaled $47 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.

During March of 2016, we transferred $1.5 billion of loans of the SpringCastle Portfolio (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We simultaneously sold our interests of these finance receivables held for sale on March 31, 2016 and recorded a net gain in other revenues at the time of sale of $229 million.

We did not have any other material transfer activity to or from finance receivables held for sale during each of the three months ended March 31, 2016 and 2015.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2016
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$105	$1	$—	$106
Obligations of states, municipalities, and political subdivisions	142	2	—	144
Non-U.S. government and government sponsored entities	121	1	—	122
Corporate debt	1,043	11	(12)	1,042
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	118	1	(1)	118
Commercial mortgage-backed securities (“CMBS”)	115	1	—	116
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	55	—	—	55
Total bonds	1,699	17	(13)	1,703
Preferred stock	14	—	(1)	13
Common stock	24	1	(1)	24
Other long-term investments	2	—	—	2
Total *	$1,739	$18	$(15)	$1,742

December 31, 2015
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$112	$—	$(1)	$111
Obligations of states, municipalities, and political subdivisions	140	1	(1)	140
Non-U.S. government and government sponsored entities	126	1	(1)	126
Corporate debt	1,018	3	(22)	999
Mortgage-backed, asset-backed, and collateralized:
RMBS	128	—	—	128
CMBS	117	—	(1)	116
CDO/ABS	71	—	—	71
Total bonds	1,712	5	(26)	1,691
Preferred stock	14	—	(1)	13
Common stock	23	—	—	23
Other long-term investments	2	—	—	2
Total *	$1,751	$5	$(27)	$1,729

*
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at March 31, 2016 and December 31, 2015, which is classified as a restricted investment and carried at cost.

As of March 31, 2016 and December 31, 2015, we recognized less than $1 million of other-than-temporary impairment non-credit losses on available-for-sale securities in accumulated other comprehensive income or loss.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

March 31, 2016
Bonds:
U.S. government and government sponsored entities	$43	$—	$—	$—	$43	$—
Obligations of states, municipalities, and political subdivisions	25	—	3	—	28	—
Non-U.S. government and government sponsored entities	24	—	—	—	24	—
Corporate debt	330	(12)	6	—	336	(12)
RMBS	23	(1)	—	—	23	(1)
CMBS	48	—	5	—	53	—
CDO/ABS	28	—	—	—	28	—
Total bonds	521	(13)	14	—	535	(13)
Preferred stock	6	—	6	(1)	12	(1)
Common stock	10	(1)	—	—	10	(1)
Other long-term investments	1	—	—	—	1	—
Total	$538	$(14)	$20	$(1)	$558	$(15)

December 31, 2015
Bonds:
U.S. government and government sponsored entities	$102	$(1)	$—	$—	$102	$(1)
Obligations of states, municipalities, and political subdivisions	69	(1)	2	—	71	(1)
Non-U.S. government and government sponsored entities	19	(1)	—	—	19	(1)
Corporate debt	786	(22)	7	—	793	(22)
RMBS	107	—	—	—	107	—
CMBS	104	(1)	5	—	109	(1)
CDO/ABS	71	—	—	—	71	—
Total bonds	1,258	(26)	14	—	1,272	(26)
Preferred stock	2	—	6	(1)	8	(1)
Common stock	16	—	—	—	16	—
Other long-term investments	1	—	—	—	1	—
Total	$1,277	$(26)	$20	$(1)	$1,297	$(27)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

We do not consider the above unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2016, we have no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2016, we recognized less than $1 million of other-than-temporary impairment credit losses on corporate debt in investment revenues.

During the three months ended March 31, 2015, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues.

During the three months ended March 31, 2016 and 2015, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Proceeds from sales and redemptions	$113	$76

Realized gains	$2	$7
Realized losses	—	(1)
Net realized gains	$2	$6

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2016 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$169	$169
Due after 1 year through 5 years	651	650
Due after 5 years through 10 years	414	408
Due after 10 years	180	184
Mortgage-backed, asset-backed, and collateralized securities	289	288
Total	$1,703	$1,699

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity to achieve corporate requirements and investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $158 million and $152 million at March 31, 2016 and December 31, 2015, respectively.

TRADING AND OTHER SECURITIES

The fair value of trading and other securities by type was as follows:

(dollars in millions)	March 31, 2016	December 31, 2015

Fixed maturity trading and other securities:
Bonds:
Non-U.S. government and government sponsored entities	$3	$3
Corporate debt	116	124
Mortgage-backed, asset-backed, and collateralized:
RMBS	2	2
CMBS	2	2
Total bonds	123	131
Preferred stock	6	6
Total *	$129	$137

*	The fair value of other securities totaled $129 million at March 31, 2016 and $128 million at December 31, 2015.

The net unrealized and realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Net unrealized gains on trading and other securities held at period end	$3	$3
Net realized gains (losses) on trading and other securities sold or redeemed *	—	—
Total	$3	$3

*	Net realized gains (losses) on trading and other securities sold or redeemed were less than $1 million for the three months ended March 31, 2016 and, therefore, are not quantified in the table above.

8. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended March 31, 2016 and 2015.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for our investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were under $1 million for the three months ended March 31, 2016 and 2015.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. See Note 2 for further information on this sale. NRZ is managed by an affiliate of Fortress.

Unless terminated, SFI will continue to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust. At March 31, 2016, the servicing fees receivable from the SpringCastle Funding Trust totaled $4 million.

9. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at March 31, 2016 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.41% - 6.94%	1.92% - 2.77%	5.25% - 8.25%	6.00%

Second quarter 2016	$—	$—	$—	$—	$—
Third quarter 2016	—	—	375	—	375
Fourth quarter 2016	—	—	—	—	—
First quarter 2017	—	—	—	—	—
Remainder of 2017	—	—	1,890	—	1,890
2018	—	—	—	—	—
2019	—	—	1,400	—	1,400
2020	—	—	300	—	300
2021-2067	—	—	1,750	350	2,100
Securitizations (b)	7,876	—	—	—	7,876
Revolving conduit facilities (b)	—	1,347	—	—	1,347
Total principal maturities	$7,876	$1,347	$5,715	$350	$15,288

Total carrying amount (c)	$7,864	$1,347	$5,487	$172	$14,870
Debt issuance costs (d)	$(17)	$—	$(12)	$—	$(29)

(a)	The interest rates shown are the range of contractual rates in effect at March 31, 2016.

(b)
Securitizations and borrowings under revolving conduit facilities are not included in above maturities by period due to their variable monthly repayments. See Note 10 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

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

(d)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which are reported in other assets and are excluded from the table above.

GUARANTY AGREEMENTS

SFC Indentures

5.25% SFC Notes. On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee, on a senior basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of March 31, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

SFC Notes. On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture on a junior subordinated basis issued by SFC (collectively, the “SFC Notes”). The SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999

Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2016, approximately $4.2 billion aggregate principal amount of the SFC Notes, including $2.3 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Indenture

OMFH Notes. On December 11, 2014, OMFH and certain of its subsidiaries entered into an indenture (the “OMFH Indenture”), among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021 (collectively, the “OMFH Notes”). The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of March 31, 2016, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	March 31, 2016	December 31, 2015

Assets
Cash and cash equivalents	$9	$11
Finance receivables:
Personal loans	11,591	11,424
SpringCastle Portfolio	—	1,576
Allowance for finance receivable losses	408	431
Finance receivables held for sale	—	435
Restricted cash and cash equivalents	576	663
Other assets	86	48

Liabilities
Long-term debt	$9,211	$11,654
Other liabilities	14	17

SECURITIZATION TRANSACTIONS

SFC Consumer Loan Securitizations

Call of 2013-B Notes. On February 16, 2016, Sixteenth Street Funding LLC (“Sixteenth Street”), a wholly owned subsidiary of SFC, exercised its right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B on June 19, 2013 (the “2013-B Notes”). To redeem the 2013-B Notes, Sixteenth Street paid a redemption price of $371 million, which excluded $30 million for the Class C and Class D Notes owned by Sixteenth Street on February 16, 2016, the date of the optional redemption. The outstanding principal balance of the 2013-B Notes was $400 million on the date of the optional redemption.

OMFH Consumer Loan Securitizations

OMFIT 2016-1 Securitization. On February 10, 2016, OMFH completed a private securitization transaction in which OneMain Financial Issuance Trust 2016-1 (“OMFIT 2016-1”), a wholly owned special purpose vehicle of OMFH, issued $500 million of notes backed by personal loans. $414 million of the notes issued by OMFIT 2016-1, represented by Classes A and B, were sold to unaffiliated third parties at a weighted average interest rate of 3.79% and $86 million of the notes issued by OMFIT 2016-1, represented by Classes C and D, were retained by OMFH. The notes mature in February 20, 2029 and have a 34-month revolving period during which no principal payments are required to be made on the notes. These notes are collateralized by a pool of secured and unsecured fixed rate personal loans with an aggregate unpaid principal balance of $570 million as of February 10, 2016. The indenture governing the notes contains customary early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

OMFIT 2016-2 Securitization. On March 23, 2016, OMFH completed a private securitization transaction in which OneMain Financial Issuance Trust 2016-2 (“OMFIT 2016-2”), a wholly owned special purpose vehicle of OMFH, issued $890 million of notes backed by personal loans. $733 million of the notes issued by OMFIT 2016-2, represented by Classes A and B, were sold to unaffiliated third parties at a weighted average interest rate of 4.37% and $157 million of the notes issued by OMFIT 2016-2, represented by Classes C and D, were retained by OMFH. The notes mature in March 20, 2028 and have a 23-month revolving period during which no principal payments are required to be made on the notes. These notes are collateralized by a pool of secured and unsecured fixed rate personal loans with an aggregate unpaid principal balance of $1.0 billion as of March 23, 2016. The indenture governing the notes contains customary early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

REVOLVING CONDUIT FACILITIES

SFC Conduit Facilities

Springleaf 2013-VFN1 Trust. On January 15, 2016, we drew $298 million under the variable funding notes issued by the Springleaf Funding Trust 2013-VFN1 (the “Springleaf 2013-VFN1 Trust”).

On January 21, 2016, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to (i) increase the maximum principal balance from $350 million to $850 million and (ii) extend the revolving period ending in April 2017 to January 2018, which may be extended to January 2019, subject to satisfaction of customary conditions precedent. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period. As of March 31, 2016, $298 million was outstanding under the notes.

Mill River 2015-VFN1 Trust. On January 15, 2016, we repaid $300 million on the variable funding notes issued by the Mill River Funding Trust 2015-VFN1 (the “Mill River 2015-VFN1 Trust”).

On January 21, 2016, we amended the note purchase agreement with the Mill River 2015-VFN1 Trust to decrease the maximum principal balance from $400 million to $100 million. As of March 31, 2016, $100 million was outstanding under the notes.

Sumner Brook Trust 2013-VFN1. On February 16, 2016, Sumner Brook Funding Trust 2013-VFN1 (the “Sumner Brook 2013-VFN1 Trust”), a wholly owned special purpose vehicle of SFC, repaid the entire $100 million outstanding principal balance of its variable funding notes. As of March 31, 2016, no amounts were outstanding under the notes.

Midbrook 2013-VFN1 Trust. On February 24, 2016, we amended the note purchase agreement with the Midbrook Funding Trust 2013-VFN1 to (i) extend the revolving period ending in June 2016 to February 2018 and (ii) decrease the maximum principal balance from $300 million to $250 million on February 24, 2017. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period. As of March 31, 2016, no amounts were outstanding under the notes.

Whitford Brook 2014-VFN1 Trust. On February 24, 2016, we amended the note purchase agreement with the Whitford Brook Funding Trust 2014-VFN1 to extend the revolving period ending in June 2017 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 12th month following the end of the revolving period. As of March 31, 2016, $200 million was outstanding under the notes.

First Avenue Funding LLC. On March 28, 2016, we amended the note purchase agreement with the First Avenue Funding LLC (“First Avenue”) to extend the revolving period ending in December 2017 to March 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto loans and will be due and payable in full the 12 months following the maturity of the last auto loan held by First Avenue. As of March 31, 2016, $250 million was outstanding under the notes.

OMFH Conduit Facilities

Replacement of 2015 Warehouse Facility. On January 21, 2016, OMFH entered into four separate bilateral conduit facilities with unaffiliated financial institutions that provide an aggregate $2.4 billion of committed financing on a revolving basis for personal loans originated by OneMain (each, a “New Facility” and together, the “New Facilities”). The New Facilities replaced OMFH’s revolving conduit facility entered into on February 3, 2015 (the “2015 Warehouse Facility”) that was voluntarily terminated on the same date. The New Facilities provide higher advance rates, extend the term of the revolving periods of OMFH’s financing arrangements and eliminate certain terms and conditions included in the 2015 Warehouse Facility, including certain cross-default provisions and provisions requiring the absence of a material adverse change as a precondition to funding. In addition, the weighted average interest rate on the New Facilities is essentially the same as on the 2015 Warehouse Facility. The New Facilities also eliminate financial covenants, including the Net Worth Covenant and the Leverage Covenant in the 2015 Warehouse Facility. Neither OMFH nor any of its affiliates incurred any early termination penalty in connection with the termination of the 2015 Warehouse Facility.

A description of each New Facility is set forth below:

OneMain Financial B1 Warehouse Trust. On January 21, 2016, we established a private securitization facility in which OneMain Financial B1 Warehouse Trust, a wholly owned special purpose vehicle, issued variable funding notes to be backed by personal loans acquired from subsidiaries of OMFH from time to time. The notes had a maximum principal balance of (i) $550 million from the closing date through (but excluding) the first anniversary of the closing date, (ii) $450 million from the first anniversary of the closing date through (but excluding) the second anniversary of the closing date, and (iii) $350 million from and after the second anniversary of the closing date. The notes were to be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes could be paid down in whole or in part and then redrawn. Following the three-year funding period, the principal amount of the notes, if any, would amortize and was payable in full in February 2021.

On March 21, 2016, we refinanced the OneMain Financial B1 Warehouse Trust into OneMain Financial B5 Warehouse Trust described below.

OneMain Financial B2 Warehouse Trust. On January 21, 2016, we established a private securitization facility in which OneMain Financial B2 Warehouse Trust, a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $750 million to be backed by personal loans acquired from subsidiaries of OMFH from time to time. The notes were to be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes could be paid down in whole or in part and then redrawn. Following the three-year funding period, the principal amount of the notes, if any, would amortize and was payable in full in February 2021.

On March 21, 2016, we refinanced the OneMain Financial B2 Warehouse Trust into OneMain Financial B6 Warehouse Trust described below.

OneMain Financial B3 Warehouse Trust. On January 21, 2016, we established a private securitization facility in which OneMain Financial B3 Warehouse Trust, a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $350 million to be backed by personal loans acquired from subsidiaries of OMFH from time to time. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can be paid down in whole or in part and then redrawn. Following the three-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in January 2020. No amounts were outstanding under the notes as of March 31, 2016.

OneMain Financial B4 Warehouse Trust. On January 21, 2016, we established a private securitization facility in which OneMain Financial B4 Warehouse Trust, a wholly owned special purpose vehicle, issued variable funding notes with a maximum principal balance of $750 million to be backed by personal loans acquired from subsidiaries of OMFH from time to time. The notes will be funded over a three-year period, subject to the satisfaction of customary conditions precedent. During this period, the notes can be paid down in whole or in part and then redrawn. Following the three-year funding period, the principal amount of the notes, if any, will amortize and will be due and payable in full in February 2021. No amounts were outstanding under the notes as of March 31, 2016.

OneMain Financial B5 Warehouse Trust. On March 21, 2016, we refinanced the OneMain Financial B1 Warehouse Trust into OneMain Financial B5 Warehouse Trust with the same unaffiliated financial institutions that provided committed financing on a revolving basis for personal loans originated by OMFH’s subsidiaries.  The maximum principal balance under the new facility is $550 million. The aggregate maximum capacity for this facility is subject to a scheduled reduction of $100 million on January 21, 2017 and a further reduction of $100 million on January 21, 2018. No amounts were outstanding under the notes as of March 31, 2016.

OneMain Financial B6 Warehouse Trust. On March 21, 2016, we refinanced the OneMain Financial B2 Warehouse Trust into OneMain Financial B6 Warehouse Trust with the same unaffiliated financial institutions that provided committed financing on a revolving basis for personal loans originated by OMFH’s subsidiaries. The maximum principal balance under the new facility is $750 million. As of March 31, 2016, $250 million was outstanding under the notes.

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three months ended March 31, 2016 totaled $100 million, compared to $38 million for the three months ended March 31, 2015.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

As a result of the sales of the mortgage-backed retained certificates during 2014, we (i) deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt and (ii) established a reserve for sales recourse obligations of $7 million related to these sales. At March 31, 2016, this reserve totaled $7 million. We had no repurchase activity associated with these sales as of March 31, 2016. See Note 14 for further information on the total reserve for sales recourse obligations relating to the real estate loan sales, including the sales of the mortgage-backed retained certificates.

11. Earnings Per Share

The computation of earnings per share was as follows:

(dollars in millions except earnings per share)	Three Months Ended March 31,
	2016	2015

Numerator (basic and diluted):
Net income attributable to OneMain Holdings, Inc.	$153	$—
Denominator:
Weighted average number of shares outstanding (basic)	134,694,759	115,027,470
Effect of dilutive securities *	212,989	—
Weighted average number of shares outstanding (diluted)	134,907,748	115,027,470
Earnings per share:
Basic	$1.14	$—
Diluted	$1.13	$—

*
We have excluded the following shares in the diluted earnings per share calculation for the three months ended March 31, 2016 and 2015 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

•	579,432 performance shares and 1,011,860 service shares for the three months ended March 31, 2016,; and

•	597,477 performance shares and 405,185 service shares for the three months ended March 31, 2015.

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding unvested restricted stock units and restricted stock awards.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income before reclassifications	17	—	4	21
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Balance at end of period	$2	$(19)	$4	$(13)

Three Months Ended March 31, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive income before reclassifications	3	—	1	4
Reclassification adjustments from accumulated other comprehensive income (loss)	(4)	—	—	(4)
Balance at end of period	$11	$(13)	$5	$3

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$2	$6
Income tax effect	(1)	(2)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$1	$4

13. Income Taxes

At March 31, 2016, we had a net deferred tax asset of $112 million, compared to $119 million at December 31, 2015. The decrease in net deferred tax asset of $7 million was primarily due to the impact of the SpringCastle Interests Sale, partially offset by changes in the fair value of our finance receivables and an increase in allowance for finance receivable losses.

The effective tax rate for the three months ended March 31, 2016 was 34.8% compared to 18.5% for the same period in 2015. The effective tax rates for the three months ended March 31, 2016 and 2015 differed from the federal statutory rates primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio. As discussed in Note 2, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

The Company’s unrecognized tax positions including interest and penalties totaled $16 million at March 31, 2016 and $15 million at December 31, 2015, $9 million of which would affect the effective tax rate if recognized. The amount of any change in the balance of uncertain tax positions over the next 12 months is not expected to be material to our consolidated financial statements.

14. Contingencies

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

SALES RECOURSE OBLIGATIONS

At March 31, 2016, our reserve for sales recourse obligations totaled $15 million, which primarily related to the real estate loan sales in 2014. During the three months ended March 31, 2016 and 2015, we had no repurchase activity and no material activity related to our reserve for sales recourse obligations. At March 31, 2016, there were no material recourse requests with loss exposure that management believes will not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

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

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Components of net periodic benefit cost - pension plans:
Interest cost	$4	$4
Expected return on assets	(4)	(5)
Net periodic benefit cost	$—	$(1)

We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At March 31, 2016, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

On November 15, 2015, we completed our acquisition of OneMain, and their results are included in our consolidated results for the three months ended March 31, 2016. We include OneMain’s operations within the Consumer and Insurance segment.

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

•
Acquisitions and Servicing — We service the SpringCastle Portfolio that was acquired through a joint venture in which we owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the sale of our equity interest in the SpringCastle Joint Venture. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. Unless terminated, we will continue to provide the servicing for these loans, which we service as unsecured loans because the liens are subordinated to superior ranking security interests.

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

We evaluate the performance of the segments based on pretax operating earnings. The accounting policies of the segments are the same as those disclosed in Note 3 of our 2015 Annual Report on Form 10-K, except as described below.

Due to the nature of the OneMain Acquisition, we applied purchase accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance.

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisition and Servicing - This segment includes interest expense specifically identified to the SpringCastle Portfolio.
Consumer and Insurance, Real Estate and Other - The Company has securitization debt and unsecured debt. The Company first allocates interest expense to its segments based on actual expense for securitizations and secured term debt and using a weighted average for unsecured debt allocated to the segments. Average unsecured debt allocations for the periods presented are as follows:

Subsequent to the OneMain Acquisition
Total average unsecured debt is allocated as follows:
● Consumer and Insurance - receives remainder of unallocated average debt; and
● Real Estate and Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
The net effect of the change in debt allocation and asset base methodologies for the three months ended March 31, 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $54 million for Consumer and Insurance and a decrease in interest expense of $45 million and $9 million for Real Estate and Other, respectively.

For the period third quarter 2014 to the OneMain Acquisition
Total average unsecured debt is allocated to Consumer and Insurance, Real Estate and Other, such that the total debt allocated across each segment equals 83%, up to 100% and 100% of each of its respective asset base. Any excess is allocated to Consumer and Insurance.

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
Acquisition-related transaction and integration expenses
Consists of: (i) acquisition-related transaction and integration costs related to the OneMain Acquisition, including legal and other professional fees, which we primarily report in Other, as these are costs related to acquiring the business as opposed to operating the business; (ii) software termination costs, which are allocated to Consumer and Insurance; and (iii) incentive compensation incurred above and beyond expected cost from acquiring and retaining talent in relation to the OneMain Acquisition, which are allocated to each of the segments based on services provided.

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

•	Interest expense - primarily includes the accretion of the net discount applied to our long term debt as part of purchase accounting;

•	Provision for finance receivable losses - the adjustment to reflect the difference between our allowance adjustment calculated under our Segment Accounting Basis and our GAAP basis;

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

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2016
Interest income	$849	$101	$15	$1	$—	$(140)	$826
Interest expense	175	20	13	—	—	18	226
Provision for finance receivable losses	232	17	2	—	—	(24)	227
Net interest income (loss) after provision for finance receivable losses	442	64	—	1	—	(134)	373
Net gain on sale of SpringCastle interests	—	229	—	—	—	—	229
Other revenues	141	11	(11)	—	(11)	2	132
Acquisition-related transaction and integration expenses	28	—	—	9	—	(4)	33
Other expenses	388	26	7	(4)	(11)	20	426
Income (loss) before provision for (benefit from) income taxes	167	278	(18)	(4)	—	(148)	275
Income before provision for income taxes attributable to non-controlling interests	—	26	—	—	—	—	26
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$167	$252	$(18)	$(4)	$—	$(148)	$249

Assets	$11,340	$107	$667	$293	$4,455	$2,193	$19,055

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2015
Interest income	$256	$127	$18	$2	$—	$3	$406
Interest expense	40	23	60	10	(5)	30	158
Provision for finance receivable losses	56	27	2	—	—	2	87
Net interest income (loss) after provision for finance receivable losses	160	77	(44)	(8)	5	(29)	161
Other revenues	51	19	3	—	(19)	(3)	51
Acquisition-related transaction and integration expenses	—	—	—	3	—	—	3
Other expenses	146	29	7	2	(14)	1	171
Income (loss) before provision for (benefit from) income taxes	65	67	(48)	(13)	—	(33)	38
Income before provision for income taxes attributable to non-controlling interests	—	31	—	—	—	—	31
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$65	$36	$(48)	$(13)	$—	$(33)	$7

Assets *	$4,868	$1,971	$3,613	$1,690	$—	$17	$12,159

*	Assets reflect the following:

•	As a result of our early adoption of ASU 2015-03, we reclassified $32 million of debt issuance costs from other assets to long-term debt as of March 31, 2015.

•
In connection with our policy integration with OneMain, we report unearned insurance premium and claim reserves related to finance receivables (previously reported in insurance claims and policyholder liabilities) as a contra-asset to net finance receivables, which totaled $216 million at March 31, 2015.

•
During the second quarter of 2015, we identified incorrect allocations of our total assets disclosure within our segment footnote and have corrected the previously disclosed total assets at March 31, 2015 in the table above.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2016
Assets
Cash and cash equivalents	$709	$7	$—	$716	$716
Investment securities	37	1,832	3	1,872	1,872
Net finance receivables, less allowance for finance receivable losses	—	—	13,662	13,662	13,131
Finance receivables held for sale	—	—	804	804	776
Restricted cash and cash equivalents	588	—	—	588	588
Other assets:
Commercial mortgage loans	—	—	53	53	53
Escrow advance receivable	—	—	11	11	11
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$14,997	$—	$14,997	$14,870

December 31, 2015
Assets
Cash and cash equivalents	$939	$—	$—	$939	$939
Investment securities	36	1,829	2	1,867	1,867
Net finance receivables, less allowance for finance receivable losses	—	—	15,943	15,943	14,803
Finance receivables held for sale	—	—	819	819	796
Restricted cash and cash equivalents	676	—	—	676	676
Other assets:
Commercial mortgage loans	—	—	62	62	62
Escrow advance receivable	—	—	11	11	11
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$17,616	$—	$17,616	$17,300

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2016
Assets
Cash equivalents in mutual funds	$164	$—	$—	$164
Cash equivalents in certificates of deposit and commercial paper	—	7	—	7
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	106	—	106
Obligations of states, municipalities, and political subdivisions	—	144	—	144
Non-U.S. government and government sponsored entities	—	122	—	122
Corporate debt	—	1,042	—	1,042
RMBS	—	118	—	118
CMBS	—	116	—	116
CDO/ABS	—	55	—	55
Total bonds	—	1,703	—	1,703
Preferred stock	6	7	—	13
Common stock	24	—	—	24
Other long-term investments	—	—	2	2
Total available-for-sale securities *	30	1,710	2	1,742
Other securities:
Bonds:
Non-U.S. government and government sponsored entities	—	3	—	3
Corporate debt	1	115	—	116
RMBS	—	2	—	2
CMBS	—	2	—	2
Total bonds	1	122	—	123
Preferred stock	6	—	—	6
Total other securities	7	122	—	129
Total investment securities	37	1,832	2	1,871
Restricted cash in mutual funds	210	—	—	210
Total	$411	$1,839	$2	$2,252

*	Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at March 31, 2016, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2015
Assets
Cash equivalents in mutual funds	$240	$—	$—	$240
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	111	—	111
Obligations of states, municipalities, and political subdivisions	—	140	—	140
Non-U.S. government and government sponsored entities	—	126	—	126
Corporate debt	—	999	—	999
RMBS	—	128	—	128
CMBS	—	116	—	116
CDO/ABS	—	71	—	71
Total bonds	—	1,691	—	1,691
Preferred stock	6	7	—	13
Common stock	23	—	—	23
Other long-term investments	—	—	2	2
Total available-for-sale securities (a)	29	1,698	2	1,729
Trading and other securities:
Bonds:
Non-U.S. government and government sponsored entities	—	3	—	3
Corporate debt	—	124	—	124
RMBS	—	2	—	2
CMBS	—	2	—	2
Total bonds	—	131	—	131
Preferred stock	6	—	—	6
Total trading and other securities (b)	6	131	—	137
Total investment securities	35	1,829	2	1,866
Restricted cash in mutual funds	277	—	—	277
Total	$552	$1,829	$2	$2,383

(a)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2015, which is carried at cost.

(b)	The fair value of other securities totaled $128 million at December 31, 2015.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements	Transfers into Level 3	Transfers out of Level 3 *	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended March 31, 2016
Investment securities:
Available-for-sale securities:
Other long-term investments	$2	$—	$—	$—	$—	$—	$2
Total	$2	$—	$—	$—	$—	$—	$2

Three Months Ended March 31, 2015
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$—	$—	$—	$4
CMBS	3	—	—	—	—	(3)	—
Total bonds	7	—	—	—	—	(3)	4
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$—	$—	$(3)	$5

*	During the three months ended March 31, 2015, we transferred CMBS securities totaling $3 million out of Level 3 primarily related to the greater observability of pricing inputs.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs is reasonably available to us at March 31, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2016	December 31, 2015
RMBS	Discounted cash flows	Spread	693 bps (a)	665 bps (a)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	N/A (b)	N/A (b)

(a)	At March 31, 2016 and December 31, 2015, RMBS consisted of one bond, which was less than $1 million.

(b)	Not applicable.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *
(dollars in millions)	Level 1	Level 2	Level 3	Total

March 31, 2016
Assets
Finance receivables held for sale	$—	$—	$170	$170
Real estate owned	—	—	10	10
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$188	$188

December 31, 2015
Assets
Real estate owned	$—	$—	$11	$11
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$19	$19

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Assets
Finance receivables held for sale	$2	$—
Real estate owned	1	1
Commercial mortgage loans *	1	—
Total	$4	$1

*	Net impairment charges recorded on commercial mortgage loans for the three months ended March 31, 2015 was less than $1 million and, therefore, is not quantified in the table above.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our Real Estate segment to their fair value during the first quarter of 2016 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three months ended March 31, 2016 and 2015 and recorded the writedowns in other revenues — other. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three months ended March 31, 2016 and 2015 and recorded the net impairments in investment revenues.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	March 31, 2016	December 31, 2015
Finance receivables held for sale	Income approach	National market conditions Operating performance	N/A*	—
Real estate owned	Market approach	Third-party valuation	N/A*	N/A*
Commercial mortgage loans	Market approach Income approach Cost approach	Local market conditions Nature of investment Comparable property sales Operating performance	N/A*	N/A*

*	Not applicable.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents, including cash and cash equivalents in certificates of deposit and commercial paper, approximates fair value.

Mutual Funds

Our unit of account is the mutual fund, which is measured at net asset value.

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

Real Estate Owned

We initially base our estimate of the fair value on independent third-party valuations at the time we take title to real estate owned. Subsequent changes in fair value are based upon independent third-party valuations obtained periodically to estimate a price that would be received in a then current transaction to sell the asset.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At March 31, 2016, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

18. Subsequent Events

SFC’S OFFERING OF SENIOR NOTES

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 under an Indenture dated as of December 3, 2014 (the “Base Indenture”), as supplemented by a Second Supplemental Indenture, dated as of April 11, 2016 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the notes on an unsecured basis.

SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017, at a premium to principal amount from certain beneficial owners, and certain of those beneficial owners purchased notes in the offering. SFC intends to use the remaining net proceeds for general corporate purposes, which may include further debt repurchases and repayments.

The notes will mature on December 15, 2020 and bear interest at a rate of 8.25% per annum, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016. The notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are guaranteed by OMH and will not be guaranteed by any of SFC’s subsidiaries or any other party. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the Indenture. The notes will not have the benefit of any sinking fund.

The Indenture contains covenants that, among other things (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The Indenture also provides for events of default which, if any of them occur, would permit or require the principal of and accrued interest on the notes to become, or to be declared, due and payable.

LENDMARK SALE

On May 2, 2016, pursuant to the Purchase and Sale Agreement, dated as of November 12, 2015, by and between OneMain Holdings, Inc., certain of our subsidiaries and Lendmark and as required by our previously disclosed DOJ Settlement Agreement, we completed the sale of 127 Springleaf branches and, subject to certain exclusions, the associated personal loans issued to customers of such branches, fixed non-information technology assets and certain other tangible personal property located in such branches to Lendmark for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance as of March 31, 2016, of $600 million. We have entered into a Transition Services Agreement with Lendmark, and our activities will remain subject to the oversight of the Monitoring Trustee appointed by the Court pursuant to the DOJ Settlement Agreement until the expiration of the Transition Services Agreement. Although we continue to take such steps as we believe are necessary to comply with the terms of the DOJ Settlement Agreement, no assurance can be given that we will not incur fines or penalties associated with our activities pursuant to the Transition Services Agreement or our efforts to comply with the terms of the DOJ Settlement Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this presentation or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	the inability to obtain, or delays in obtaining, cost savings and synergies from the OneMain Acquisition and risks and other uncertainties associated with the integration of the companies;

•	unanticipated expenditures relating to the OneMain Acquisition;

•	any litigation, fines or penalties that could arise relating to the OneMain Acquisition;

•	the impact of the OneMain Acquisition on each company’s relationships with employees and third parties;

•
various risks relating to the sale of branches to Lendmark Financial Services, LLC (the “Lendmark Sale”) in connection with the previously disclosed settlement with the U.S. Department of Justice (the “DOJ”);

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

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new policies and practices to the manner in which we conduct business;

•	any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement; and

•	the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing of these loans.

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

Overview

On November 15, 2015, we completed our acquisition of OneMain from Citigroup. The acquisition of OneMain has brought together two branch-based consumer finance companies with complementary strategies and locations. Together, we provide personal loans primarily to non-prime customers through our combined network of over 1,900 branch offices in 43 states as of March 31, 2016 and on a centralized basis as part of our centralized operations and our iLoan platform. We also write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

OUR PRODUCTS

Our core product offerings include:

•
Personal Loans — We offer personal loans through our combined branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At March 31, 2016, we had over 2.3 million personal loans, representing $13.8 billion of net finance receivables (including personal loans held for sale of $606 million). At March 31, 2016, $3.0 billion, or 22%, were secured by collateral consisting of titled personal property (such as automobiles) and $10.2 billion, or 78%, were secured by consumer household goods or other items of personal property or were unsecured, compared to $2.8 billion of personal loans, or 21%, secured by collateral consisting of titled personal property and $10.5 billion, or 79%, secured by consumer household goods or other items of personal property or unsecured at December 31, 2015.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our combined branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by Springleaf insurance subsidiaries, Merit Life Insurance Co. and Yosemite Insurance Company, and by OneMain insurance subsidiaries, American Health and Life Insurance Company and Triton Insurance Company. We also offer home and auto membership plans of an unaffiliated company as an ancillary product.

Our core products also included the SpringCastle Portfolio at December 31, 2015, as described below:

•
SpringCastle Portfolio — We service the SpringCastle Portfolio that was acquired through a joint venture in which we owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale. These loans consisted of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless terminated, we will continue to provide the servicing for these loans, which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests.

Our non-core and non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At March 31, 2016, we had $503 million of real estate loans held for investment, of which $197 million, or 39%, were secured by first mortgages and $306 million, or 61%, were secured by second mortgages, compared to $202 million of real estate loans, or 39%, secured by first mortgages and $322 million, or 61%, secured by second mortgages at December 31, 2015. Real estate loans held for sale totaled $170 million and $179 million at March 31, 2016 and December 31, 2015, respectively, all of which were secured by first mortgages.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At March 31, 2016, we had three operating segments:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

Following the OneMain Acquisition, we include OneMain’s operations within the Consumer and Insurance segment. See Note 16 of the Notes to Condensed Consolidated Financial Statements for more information about our segments.

Recent Developments and Outlook

SPRINGCASTLE INTERESTS SALE

On March 31, 2016, the SpringCastle Sellers, wholly owned subsidiaries of OMH, entered into a purchase agreement with the SpringCastle Buyers. Pursuant to the purchase agreement, SpringCastle Holdings sold its 47% limited liability company interests in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC, and Springleaf Acquisition sold its 47% limited liability company interest in SpringCastle Acquisition LLC, to the SpringCastle Buyers for an aggregate purchase price of approximately $112 million.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the SpringCastle Interests Sale.

ONEMAIN ACQUISITION

On November 15, 2015, we completed our acquisition of OneMain for approximately $4.5 billion in cash. The purchase price for the OneMain Acquisition was based on OMFH's balance sheet as of 11:59 p.m. on October 31, 2015. The OneMain Acquisition brings together two branch-based consumer finance companies with complementary strategies and locations, focused on the non-prime market in the United States.

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

•
Product cross-sell opportunities and scale benefits. The OneMain Acquisition will enable us to distribute existing Springleaf products through OneMain branches and leverage key OneMain technology and sales practices to achieve greater scale benefits in existing Springleaf branches.

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

Although management intends for Springleaf and OneMain to become an integrated operation, the two operations will initially be separately maintained under the Springleaf and OneMain brands, with the expectation of migrating to the OneMain brand.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the OneMain Acquisition.

LENDMARK SALE

As part of our initiative to close the OneMain Acquisition, on November 13, 2015, OMH and certain of its subsidiaries entered into a settlement agreement with the DOJ, as well as certain state attorneys general, to resolve any inquiries of the DOJ and such state attorneys general with respect to the OneMain Acquisition. Pursuant to this agreement, OMH agreed to divest 127 Springleaf branches across 11 states as a condition for approval of the OneMain Acquisition.

On November 12, 2015, the Branch Sellers entered into the Lendmark Sale. The Springleaf branches to be sold represent 6% of the Springleaf branches and approximately $606 million, or 4%, of the personal loans held for investment and held for sale, of the combined company as of March 31, 2016.

On May 2, 2016, the Branch Sellers sold the Springleaf branches to Lendmark for an aggregate cash purchase price of $624 million. See Note 2 and Note 18 of the Notes to Condensed Consolidated Financial Statements for further information on the Lendmark Sale.

OUTLOOK

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations driven by the migration of customer activity from traditional channels, such as direct mail to online channels (served by our centralized operations), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

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

Results of Operations

CONSOLIDATED RESULTS

On November 15, 2015, we completed our acquisition of OneMain from Citigroup. The results of OneMain are included in our consolidated operating results for the three months ended March 31, 2016 in the table below. A further discussion of our operating results for each of our operating segments is provided under “Segment Results.”

(dollars in millions except earnings per share)	Three Months Ended March 31,
	2016	2015

Interest income	$826	$406
Interest expense	226	158
Provision for finance receivable losses	227	87
Net interest income after provision for finance receivable losses	373	161
Net gain on sale of SpringCastle interests	229	—
Other revenues	132	51
Acquisition-related transaction and integration expenses	33	3
Other expenses	426	171
Income before provision for income taxes	275	38
Provision for income taxes	96	7
Net income	179	31
Net income attributable to non-controlling interests	26	31
Net income attributable to OneMain Holdings, Inc.	$153	$—

Share Data:
Weighted average number of shares outstanding:
Basic	134,694,759	115,027,470
Diluted	134,907,748	115,027,470
Earnings per share:
Basic	$1.14	$—
Diluted	$1.13	$—

Comparison of Consolidated Results for Three Months Ended March 31, 2016 and 2015

Interest income increased for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended March 31, 2016 compared to 2015
Increase in average net receivables	$559
Decrease in yield	(189)
Increase in number of days in 2016	7
Increase in interest income on finance receivables held for sale	43
Total	$420

•
Average net receivables increased for the three months ended March 31, 2016 primarily due to higher personal loan average net receivables resulting from (i) the addition of OneMain personal loans acquired as a result of the OneMain Acquisition, (ii) our continued focus on personal loan originations through our combined branch network and centralized operations, and (iii) the continued growth of our auto loan product. This increase was partially offset by (i) the liquidating status of the previously owned SpringCastle Portfolio, (ii) the transfer of $608 million of personal loans to finance receivables held for sale on September 30, 2015 as part of our initiative to close the OneMain Acquisition, and (iii) our liquidating real estate loan portfolio.

•
Yield decreased for the three months ended March 31, 2016 primarily due to (i) the addition of OneMain personal loans as a result of the OneMain Acquisition and the continued growth of our auto loan product, both of which generally have lower yields and (ii) a decrease in yield on our liquidating real estate loan portfolio due to a higher proportion of TDR real estate loans.

•
Interest income on finance receivables held for sale increased for the three months ended March 31, 2016 primarily due to higher average finance receivables held for sale during the 2016 period resulting from the transfer of $608 million of our personal loans to held for sale on September 30, 2015.

Interest expense increased for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended March 31, 2016 compared to 2015
Increase in average debt	$151
Decrease in weighted average interest rate	(83)
Total	$68

•
Average debt increased for the three months ended March 31, 2016 primarily due to debt acquired as a result of the OneMain Acquisition, partially offset by net debt repurchases and repayment during the past 12 months, including our consumer securitization transactions and borrowings under our conduit facilities. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions, and borrowings under our conduit facilities.

•
Weighted average interest rate on our debt decreased for the three months ended March 31, 2016 primarily due to additional borrowings under our conduit facilities, which generally have lower interest rates.

Provision for finance receivable losses increased $140 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the following:

•
Allowance requirements increased for the three months ended March 31, 2016 primarily due to the additional allowance requirements on OneMain personal loans in connection with the OneMain Acquisition. This increase was partially offset by a decrease in allowance requirements on our auto loan product, as we now have a full year of historical data reflected in the allowance model, in addition to using delinquency roll rates from a proxy hard-secured portfolio.

•
Net charge-offs increased for the three months ended March 31, 2016 primarily due to (i) an additional three months of net charge-offs on OneMain personal loans of $111 million during the 2016 period, (ii) higher net charge-offs on Springleaf personal loans reflecting growth in these personal loans during the past 12 months and a higher personal loan delinquency ratio at March 31, 2016. This increase was partially offset by (i) lower net charge-offs on the previously owned SpringCastle Portfolio reflecting the improved central servicing performance as the acquired portfolio matured under our ownership and (ii) lower net charge-offs on our real estate loans reflecting the liquidating status of the real estate loan portfolio.

Net gain on sale of SpringCastle interests of $229 million for the three months ended March 31, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the sale.

Other revenues increased $81 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to an additional three months of OneMain insurance and investment revenues totaling $89 million during the 2016 period, partially offset by a decrease in Springleaf investment revenues of $11 million primarily due to lower realized gains on the sale of investment securities and a decrease in invested assets.

Acquisition-related transaction and integration costs of $33 million and $3 million for the three months ended March 31, 2016 and 2015, respectively, reflected costs relating to the OneMain Acquisition and the Lendmark Sale, including transaction costs, technology termination and certain compensation and benefit related costs.

Other expenses increased $255 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the following:

•
Salaries and benefits increased $121 million for the three months ended March 31, 2016 primarily due to (i) an additional three months of OneMain salaries and benefits of $103 million in the 2016 period and (ii) higher Springleaf salary accruals resulting from an increase in the number of its employees.

•
Other operating expenses increased $105 million for the three months ended March 31, 2016 primarily due to (i) an additional three months of OneMain other operating expenses of $94 million in the 2016 period, (ii) higher Springleaf advertising expenses due to increased focus on e-commerce and increased direct mailings to pre-approved customers, and (iii) higher Springleaf information technology expenses. The increase in other operating expenses was partially offset by a $6 million reduction in Springleaf reserves related to estimated Property Protection Insurance claims, which we believe will have minimal loss contingencies.

•
Insurance policy benefits and claims increased $29 million for the three months ended March 31, 2016 primarily due to an additional three months of OneMain insurance policy benefits and claims of $28 million in the 2016 period.

Provision for income taxes totaled $96 million for the three months ended March 31, 2016 compared to $7 million for the same period in 2015. The effective tax rate for the three months ended March 31, 2016 was 34.8% compared to 18.5% for the same period in 2015. The effective tax rates for the three months ended March 31, 2016 and 2015 differed from the federal statutory rates primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

Non-GAAP Financial Measures

We report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a complete discussion of our segment accounting. We believe the Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance.

In addition, management uses pretax core earnings, a non-GAAP financial measure, as a key performance measure in evaluating the performance of our Core Consumer Operations. Pretax core earnings represents our income before provision for income taxes on a Segment Accounting Basis and excludes results of operations from our Non-Core Portfolio (Real Estate segment) and other non-core, non-originating legacy operations, net gain on sale of SpringCastle interests related to Core Consumer Operations, acquisition-related transaction and integration expenses, losses resulting from accelerated long-term repayment and repurchases of long-term debt related to Core Consumer Operations, SpringCastle transaction costs, and results of operations attributable to non-controlling interests. Pretax core earnings provides us with a key measure of our Core Consumer Operations’ performance and assists us in comparing its performance on an alternative basis. Management believes pretax core earnings is useful in assessing the profitability of our core business and uses pretax core earnings in evaluating our operating performance. Pretax core earnings is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow, and other measures of financial performance prepared in accordance with U.S. GAAP.

The reconciliations of (i) income before provision for income taxes on GAAP basis (purchase accounting) to the same amount under a Segment Accounting Basis and (ii) income before provision for income taxes on a Segment Accounting Basis to pretax core earnings were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Income before provision for income taxes - GAAP basis	$275	$38
Adjustments:
Interest income (a)	140	(3)
Interest expense (b)	18	30
Provision for finance receivable losses (c)	(24)	2
Repurchases and repayments of long-term debt (d)	(5)	—
Amortization of other intangible assets (e)	17	1
Other (f)	2	3
Income before provision for income taxes - Segment Accounting Basis	423	71
Adjustments:
Pretax operating loss - Non-Core Portfolio Operations	18	48
Pretax operating loss - Other non-core/non-originating legacy operations (g)	4	13
Net gain on sale of SpringCastle interests	(229)	—
Acquisition-related transaction and integration expenses - Core Consumer Operations	28	—
Net loss from accelerated repayment/repurchase of debt - Core Consumer Operations	8	—
SpringCastle transaction costs	1	—
Operating income attributable to non-controlling interests	(26)	(31)
Pretax core earnings (non-GAAP)	$227	$101

(a)
Interest income adjustments consist of: (i) the net purchase accounting impact of the amortization (accretion) of the net premium (discount) assigned to finance receivables and (ii) the impact of identifying purchased credit impaired finance receivables as compared to the historical values of finance receivables.

Components of interest income adjustments consisted of:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Accretion of net premium (discount) applied to non-credit impaired net finance receivables	$102	$(3)
Purchased credit impaired finance receivables finance charges	33	—
Elimination of accretion or amortization of historical unearned points and fees, deferred origination costs, premiums, and discounts	5	—
Total	$140	$(3)

(b)	Interest expense adjustments primarily include the accretion of the net discount applied to our long term debt as part of purchase accounting.

Components of interest expense adjustments were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Accretion of net discount applied to long-term debt	$26	$30
Elimination of accretion or amortization of historical discounts, premiums, commissions, and fees	(8)	—
Total	$18	$30

(c)	Provision for finance receivable losses consists of the adjustment to reflect the difference between our allowance adjustment calculated under our Segment Accounting Basis and our GAAP basis.

Components of provision for finance receivable losses adjustments were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Allowance for finance receivable losses adjustments	$41	$4
Net charge-offs	(65)	(2)
Total	$(24)	$2

(d)	Repurchases and repayments of long-term debt adjustments reflect the impact on acceleration of the accretion of the net discount or amortization of the net premium applied to long-term debt.

(e)
Amortization of other intangible assets reflects the net impact of amortization associated with identified intangibles as part of purchase accounting and deferred costs impacted by purchase accounting.

(f)
“Other” items reflect differences between Segment Accounting Basis and GAAP basis relating to various items, such as the elimination of deferred charges, adjustments to the basis of other real estate assets, fair value adjustments to fixed assets, adjustments to insurance claims and policyholder liabilities, and various other differences, all as of the applicable date of acquisition.

(g)
Includes acquisition-related transaction and integration expenses of $9 million and $3 million for the three months ended March 31, 2016 and 2015, respectively. See “Segment Results - Other” for further discussion of pretax operating results of our other non-core/non-originating legacy operations.

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments. In connection with the OneMain Acquisition, we include OneMain’s operations within Consumer and Insurance. Management considers the Consumer and Insurance segment and Acquisitions and Servicing segment as our Core Consumer Operations and the Real Estate segment as our Non-Core Portfolio. As a result of the Fortress and OneMain acquisitions, we have applied purchase accounting. However, we report the operating results of our Core Consumer Operations, Non-Core Portfolio, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than U.S. GAAP) provides investors the basis for which management evaluates segment performance. See Note 16 of the Notes to Condensed Consolidated Financial Statements for reconciliations of segment totals to condensed consolidated financial statement amounts and for further discussion of the differences in our Segment Accounting Basis and GAAP.

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisition and Servicing - This segment includes interest expense specifically identified to the SpringCastle Portfolio.
Consumer and Insurance, Real Estate and Other - The Company has securitization debt and unsecured debt. The Company first allocates interest expense to its segments based on actual expense for securitizations and secured term debt and using a weighted average for unsecured debt allocated to the segments. Average unsecured debt allocations for the periods presented are as follows:

Subsequent to the OneMain Acquisition
Total average unsecured debt is allocated as follows:
● Consumer and Insurance - receives remainder of unallocated average debt; and
● Real Estate and Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
The net effect of the change in debt allocation and asset base methodologies for the three months ended March 31, 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $54 million for Consumer and Insurance and a decrease in interest expense of $45 million and $9 million for Real Estate and Other, respectively.

For the period third quarter 2014 to the OneMain Acquisition
Total average unsecured debt is allocated to Consumer and Insurance, Real Estate and Other, such that the total debt allocated across each segment equals 83%, up to 100% and 100% of each of its respective asset base. Any excess is allocated to Consumer and Insurance.

Average unsecured debt is allocated after average securitized debt to achieve the calculated average segment debt.
Asset base represents the following:
● Consumer and Insurance - average net finance receivables including average net finance receivables held for sale;
● Real Estate - average net finance receivables including average net finance receivables held for sale, cash and cash equivalents, investments including proceeds from Real Estate sales; and
● Other - average net finance receivables other than the period listed below:
● February 2015 to April 2015 - average net finance receivables and cash and cash equivalents less operating cash reserve and cash included in other segments.
Provision for finance receivable losses	Directly correlated with a specific segment, except for allocations to Other, which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.
Other revenues	Directly correlated with a specific segment, except for gains and losses on foreign currency exchange, which are allocated to the segments based on the interest expense allocation of debt.
Salaries and benefits	Directly correlated with a specific segment. Other salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Acquisition-related transaction and integration expenses
Consists of: (i) acquisition-related transaction and integration costs related to the OneMain Acquisition, including legal and other professional fees, which we primarily report in Other, as these are costs related to acquiring the business as opposed to operating the business; (ii) software termination costs, which are allocated to Consumer and Insurance; and (iii) incentive compensation incurred above and beyond expected cost from acquiring and retaining talent in relation to the OneMain Acquisition, which are allocated to each of the segments based on services provided.

Other operating expenses	Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.
Insurance policy benefits and claims	Directly correlated with a specific segment.

We evaluate the performance of each of our segments based on its pretax operating earnings.

CORE CONSUMER OPERATIONS

Pretax operating results and selected financial statistics for Consumer and Insurance (which are reported on a Segment Accounting Basis) and Acquisitions and Servicing are presented in the table below on an aggregate basis:

(dollars in millions)	At or for the Three Months Ended March 31,
	2016	2015

Interest income	$950	$383
Interest expense	195	63
Provision for finance receivable losses	249	83
Net interest income after provision for finance receivable losses	506	237
Net gain on sale of SpringCastle interests	229	—
Other revenues	152	70
Acquisition-related transaction and integration expenses	28	—
Other expenses	414	175
Pretax operating income	445	132
Pretax operating income attributable to non-controlling interests	26	31
Pretax operating income attributable to OneMain Holdings, Inc.	$419	$101

Consumer and Insurance
Finance receivables held for investment:
Net finance receivables	$12,984	$3,895
Number of accounts	2,175,628	909,004
TDR finance receivables	$474	$26
Allowance for finance receivable losses - TDR	$210	$3
Finance receivables held for sale:
Net finance receivables	$606	$—
Number of accounts	143,254	—
Finance receivables held for investment and held for sale:
Average net receivables	$13,545	$3,831
Yield	25.15%	26.88%
Gross charge-off ratio	8.12%	6.43%
Recovery ratio	(0.62)%	(0.79)%
Charge-off ratio	7.50%	5.64%
Delinquency ratio	2.82%	2.53%
Origination volume	$2,343	$868
Number of accounts originated	328,057	157,403

Acquisitions and Servicing
Finance receivables held for investment:
Net finance receivables	$—	$1,868
Number of accounts	—	264,830
Average net receivables	1,529	1,923
Yield	26.58%	26.78%
Net charge-off ratio	4.65%	5.43%
Delinquency ratio	—%	4.22%

Comparison of Pretax Operating Results for Three Months Ended March 31, 2016 and 2015

Interest income increased $567 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

•	Interest income — Consumer and Insurance increased $593 million for the three months ended March 31, 2016 due to the following:

◦	Finance charges increased $551 million for the three months ended March 31, 2016 primarily due to the net of the following:

▪
Average net receivables increased for the three months ended March 31, 2016 primarily due to (i) the addition of OneMain personal loans as a result of the OneMain Acquisition and (ii) increased originations on our personal loans resulting from our continued focus on personal loans, including our auto loan product. At March 31, 2016, we had over 93,000 auto loans totaling $1.1 billion compared to nearly 34,000 auto loans totaling $415 million at March 31, 2015.

▪
Yield decreased for the three months ended March 31, 2016 primarily due to the addition of OneMain personal loans and the higher proportion of auto loan product, both of which generally have lower yields.

◦
Interest income on finance receivables held for sale of $42 million for the three months ended March 31, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015.

•
Interest income — Acquisitions and Servicing decreased $26 million for the three months ended March 31, 2016 primarily due to lower average net receivables reflecting the liquidating status of the previously owned SpringCastle Portfolio.

Interest expense increased $132 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

•
Interest expense — Consumer and Insurance increased $135 million for the three months ended March 31, 2016 primarily due to (i) an additional three months of interest expense on debt acquired as a result of the OneMain Acquisition and (ii) a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

•	Interest expense — Acquisitions and Servicing decreased $3 million for the three months ended March 31, 2016 primarily due to the liquidating status of the previously owned SpringCastle Portfolio.

Provision for finance receivable losses increased $166 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

•
Provision for finance receivable losses — Consumer and Insurance increased $176 million for the three months ended March 31, 2016 primarily due to (i) an additional three months of OneMain provision for finance receivable losses of $157 million in the 2016 period and (ii) higher net charge-offs on Springleaf personal loans during the 2016 period reflecting growth in Springleaf personal loans during the past 12 months and a higher Springleaf personal loan delinquency ratio at March 31, 2016. This increase was partially offset by a decrease in allowance requirements on our auto loan product, as we now have a full year of historical data reflected in the allowance model, in addition to using delinquency roll rates from a proxy hard-secured portfolio.

•
Provision for finance receivable losses — Acquisitions and Servicing decreased $10 million for the three months ended March 31, 2016 primarily due to lower net charge-offs on the previously owned SpringCastle Portfolio reflecting improvements in servicing of the acquired portfolio and its liquidating status.

Net gain on sale of SpringCastle interests of $229 million for the three months ended March 31, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the sale.

Other revenues increased $82 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to an additional three months of OneMain insurance and investment revenues totaling $94 million during the 2016 period, partially offset by a decrease in Springleaf investment revenues of $12 million resulting from lower realized gains on the sale of investment securities and lower investment income generated from an investment in SpringCastle debt, which is eliminated in our consolidating operating results.

Acquisition-related transaction and integration costs of $28 million for the three months ended March 31, 2016 reflected costs relating to the OneMain Acquisition and the Lendmark Sale, including technology termination and compensation and benefit related costs.

Other expenses increased $239 million for the three months ended March 31, 2016 when compared to the same period in 2015 due to the net of the following:

•	Other expenses — Consumer and Insurance increased $242 million for the three months ended March 31, 2016 due to the following:

◦
Salaries and benefits increased $120 million for the three months ended March 31, 2016 primarily due to (i) an additional three months of OneMain salaries and benefits of $103 million in the 2016 period, (ii) higher variable compensation reflecting increased originations of personal loans, and (iii) increased staffing.

◦
Other operating expenses increased $99 million for the three months ended March 31, 2016 primarily due to (i) an additional three months of OneMain other operating expenses of $80 million in the 2016 period, (ii) higher advertising expenses reflecting our increased focus on e-commerce, (iii) higher information technology expenses, (iv) higher professional service fees, (v) higher occupancy costs resulting from increased rent expense on our administrative offices and servicing facilities, and (vi) higher credit and collection related costs reflecting growth in personal loans, including our auto loan product.

◦
Insurance policy benefits and claims increased $23 million for the three months ended March 31, 2016 primarily due to an additional three months of OneMain insurance policy benefits and claims of $22 million during the 2016 period.

•
Other expenses — Acquisitions and Servicing decreased $3 million for the three months ended March 31, 2016 primarily due to decreased credit and collection related costs reflecting lower portfolio servicing costs due to the liquidating status of the previously owned SpringCastle Portfolio.

NON-CORE PORTFOLIO

Pretax operating results and selected financial statistics for Real Estate (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2016	2015

Interest income	$15	$18
Interest expense (a)	13	60
Provision for finance receivable losses	2	2
Net interest loss after provision for finance receivable losses	—	(44)
Other revenues (b)	(11)	3
Other expenses	7	7
Pretax operating loss	$(18)	$(48)

Finance receivables held for investment:
Net finance receivables	$542	$646
Number of accounts	17,550	21,257
TDR finance receivables	$159	$159
Allowance for finance receivable losses - TDR	$57	$55
Average net receivables	$554	$660
Yield	8.73%	9.24%
Loss ratio	3.00%	4.69%
Delinquency ratio	7.82%	7.21%
Finance receivables held for sale:
Net finance receivables	$170	$194
Number of accounts	3,048	3,472
TDR finance receivables	$185	$191

(a)
Interest expense decreased $47 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

(b)
Other revenues decreased $14 million for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the following: (i) impairments of $7 million recognized on our real estate loans held for sale during the 2016 period and (ii) decrease in investment revenues of $5 million, as the prior period reflected higher investment income generated from investing the proceeds of the 2014 real estate loan sales.

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

Pretax operating results of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2016	2015

Interest income	$1	$2
Interest expense (a)	—	10
Net interest income (loss) after provision for finance receivable losses	1	(8)
Acquisition-related transaction and integration costs (b)	9	3
Other expenses	(4)	2
Pretax operating loss	$(4)	$(13)

(a)
Interest expense for the three months ended March 31, 2016 when compared to the same period in 2015 reflected a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

(b)
Acquisition-related transaction and integration costs of $9 million and $3 million for the three months ended March 31, 2016 and 2015, respectively, reflected costs relating to the OneMain Acquisition and the Lendmark Sale, including transaction costs, technology termination and certain compensation and benefit related costs. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	March 31,
	2016	2015

Net finance receivables:
Personal loans	$15	$25
Retail sales finance	20	41
Total	$35	$66

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

We may offer borrowers the opportunity to defer their personal loan by extending the date on which any payment is due. We may require a partial payment prior to granting such a deferral. Deferments must bring the account contractually current or due for the current month’s payment. Borrowers are generally limited to two deferments in a rolling 12-month period unless it is determined that an exception is warranted.

In addition to deferrals, we may also offer borrowers the opportunity to cure delinquent accounts when a customer demonstrates that he or she has rehabilitated from a temporary event that caused the delinquency. An account may be brought to current status after the cause for delinquency has been identified and remediated and the customer has made two consecutive qualified payments; however, no principal or interest amounts are forgiven or credited. Independent risk management approval is required for all cures.

When a loan is 60 days past due, we transfer the loan to one of our centralized service centers for account servicing and collection processing. This process includes assessing previous collection efforts, contacting the customer to determine whether the customer’s financial problems are temporary, reviewing the collateral securing the loan and developing a plan to maintain contact with the customer to increase the likelihood of future payments. Certain non-routine collection activities may include litigation, repossession of collateral, or filing involuntary bankruptcy petitions.

We may renew a delinquent personal loan if the related borrower meets current underwriting criteria and we determine that it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new personal loan. We employ the same credit risk underwriting process that we would use for an application from a new customer to determine whether to grant a renewal of a personal loan, regardless of whether the borrower’s account is current or delinquent.

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. Although we engage in collection activities well before an account is 60 days past due, we consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time. We record an allowance for loan losses to cover expected losses on our finance receivables.

The following is a summary of net finance receivables by type and by days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

March 31, 2016
Net finance receivables:
60-89 days past due	$103	$—	$6	$—	$109
90-119 days past due	90	—	5	—	95
120-149 days past due	91	—	3	—	94
150-179 days past due	85	—	3	—	88
180 days or more past due	5	—	22	—	27
Total delinquent finance receivables	374	—	39	—	413
Current	12,701	—	447	19	13,167
30-59 days past due	134	—	17	—	151
Total	$13,209	$—	$503	$19	$13,731

December 31, 2015
Net finance receivables:
60-89 days past due	$124	$22	$18	$—	$164
90-119 days past due	93	14	3	—	110
120-149 days past due	54	11	2	1	68
150-179 days past due	50	10	2	—	62
180 days or more past due	4	1	12	—	17
Total delinquent finance receivables	325	58	37	1	421
Current	12,776	1,475	474	22	14,747
30-59 days past due	166	43	13	—	222
Total	$13,267	$1,576	$524	$23	$15,390

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

March 31, 2016
TDR net finance receivables	$83	$—	$201	$284
Allowance for TDR finance receivable losses	$48	$—	$35	$83
Number of TDR accounts	17,221	—	3,490	20,711

December 31, 2015
TDR net finance receivables	$46	$13	$201	$260
Allowance for TDR finance receivable losses	$17	$4	$34	$55
Number of TDR accounts	12,449	1,656	3,506	17,611

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

March 31, 2016
TDR net finance receivables	$2	$91	$93
Number of TDR accounts	746	1,294	2,040

December 31, 2015
TDR net finance receivables	$2	$92	$94
Number of TDR accounts	738	1,322	2,060

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

SFC’s Offering of Senior Notes

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 under the Indenture, pursuant to which OMH provided a guarantee of the notes on an unsecured basis. SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further information on this offering.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2016, we (i) completed two consumer loan securitizations, (ii) exercised our right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B, and (iii) deconsolidated the previously issued securitized interests of the SpringCastle Funding Asset-backed Notes 2014-A. See “Structured Financings” for further information on each of our securitization transactions.

During the three months ended March 31, 2016, we (i) extended the revolving periods on four existing conduits, (ii) amended three existing conduits to change the maximum principal balances, and (iii) replaced the 2015 Warehouse Facility with the New Facilities and refinanced two of the New Facilities. Net repayments under the notes of our existing conduits totaled $1.3 billion for the three months ended March 31, 2016.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on our personal loan securitizations and conduit facilities.

Subsequent to March 31, 2016, we completed the following transactions:

•	On April 1, 2016, we drew $100 million under the variable funding notes issued by the Springleaf 2013-VFN1 Trust.

•	On April 1, 2016, we drew $200 million under the variable funding notes issued by the OneMain Financial B3 Warehouse Trust.

•	On April 12, 2016, we repaid the entire $100 million outstanding principal balance of the variable funding notes issued by the Mill River 2015-VFN1 Trust.

•	On April 14, 2016, we repaid $248 million of the outstanding principal balance of the variable funding notes issued by the Springleaf 2013-VFN1 Trust.

•	On April 22, 2016, we repaid $100 million of the outstanding principal balance of the variable funding notes issued by the OneMain Financial B6 Warehouse Trust.

•	On May 3, 2016, we repaid the entire $150 million outstanding principal balance of the variable funding notes issued by the OneMain Financial B6 Warehouse Trust.

•	On May 3, 2016, we repaid $50 million of the outstanding principal balance of the variable funding notes issued by the OneMain Financial B3 Warehouse Trust.

•	On May 3, 2016, we repaid the entire $150 million outstanding principal balance of the variable funding notes issued by the Springleaf 2013-VFN1 Trust.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At March 31, 2016, we had $716 million of cash and cash equivalents, and during the three months ended March 31, 2016, OMH generated net income of $153 million. Our net cash inflow from operating and investing activities totaled $454 million for the three months ended March 31, 2016. At March 31, 2016, our remaining scheduled principal and interest payments for 2016 on our existing debt (excluding securitizations and borrowings under revolving conduit facilities) totaled $752 million. As of March 31, 2016, we had $2.2 billion UPB of unencumbered personal loans (including $604 million held for sale) and $775 million UPB of unencumbered real estate loans (including $232 million held for sale).

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $413 million for the three months ended March 31, 2016 reflected net income of $179 million, the impact of non-cash items, and a favorable change in working capital of $71 million. Net cash provided by operations of $189 million for the three months ended March 31, 2015 reflected net income of $31 million, the impact of non-cash items, and a favorable change in working capital of $67 million.

Investing Activities

Net cash provided by investing activities of $41 million for the three months ended March 31, 2016 was primarily due to the SpringCastle Interests Sale and purchase price adjustment from the OneMain Acquisition, partially offset by net principal collections and originations of finance receivables. Net cash provided by investing activities of $161 million for the three months ended March 31, 2015 reflected net sales of investment securities during 2015.

Financing Activities

Net cash used for financing activities of $678 million for the three months ended March 31, 2016 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $1.2 billion for the three months ended March 31, 2015 reflected the debt issuance associated with the 2015-A securitization.

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts that the Springleaf and OneMain insurance subsidiaries may pay as dividends without prior notice to the Indiana Department of Insurance (the “Indiana DOI”) and Texas Department of Insurance (the “Texas DOI”), respectively. The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI/Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI/Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” OneMain insurance subsidiaries paid $37 million of extraordinary dividends to OMFH during the first quarter of 2016.

OUR DEBT AGREEMENTS

SFC Debt Agreements

8.25% SFC Notes. On April 11, 2016, OMH entered into an Indenture and Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $1.0 billion of 8.25% Senior Notes due 2020 issued by SFC. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further information.

5.25% SFC Notes. On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of March 31, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

SFC Notes. On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes on a senior basis and $350 million aggregate principal amount of a junior subordinated debenture on a junior subordinated basis issued by SFC (collectively, the “SFC Notes”). The SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2016, approximately $4.2 billion aggregate principal amount of the SFC Notes, including $2.3 billion aggregate principal amount of senior notes under the 1999 Indenture, and $350 million aggregate principal amount of a junior subordinated debenture were outstanding.

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

As of March 31, 2016, SFC was in compliance with all of the covenants under our debt agreements.

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

Based upon SFC’s financial results for the 12 months ended March 31, 2016, a mandatory trigger event did not occur with respect to the interest payment due in July of 2016, as we were in compliance with both required ratios discussed above.

OMFH Debt Agreements

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

As of March 31, 2016, OMFH was in compliance with all of the covenants under its debt agreements.

Replacement of OMFH 2015 Warehouse Facility. On February 3, 2015, OMFH entered into a revolving conduit facility with a borrowing capacity of $3.0 billion, backed by personal loans. Pursuant to the terms of the 2015 Warehouse Facility, OMFH was required to (i) maintain minimum consolidated tangible shareholders’ equity of not less than $1 billion and (ii) not permit OMFH’s consolidated debt to tangible shareholders’ equity ratio to exceed 6.0 to 1.0 if a minimum draw condition exists.

On January 21, 2016, OMFH entered into four separate bilateral conduit facilities with unaffiliated financial institutions that provide an aggregate $2.4 billion of committed financing on a revolving basis for personal loans originated by OneMain (the “New Facilities”). The New Facilities replaced the 2015 Warehouse Facility that was voluntarily terminated on the same date and, as a result, the financial covenants, including the Net Worth Covenant and the Leverage Covenant in the 2015 Warehouse Facility were eliminated. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on the replacement of the 2015 Warehouse Facility.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of March 31, 2016, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations:
Springleaf
SLFT 2014-A	$559	$644	$535	$620	2.56%	Personal loans	2 years
SLFT 2015-A	1,163	1,250	1,163	1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years

OneMain
OMFIT 2014-1	760	1,004	760	984	2.54%	Personal loans	2 years
OMFIT 2014-2	1,185	1,325	1,185	1,294	2.93%	Personal loans	2 years
OMFIT 2015-1	1,229	1,397	1,229	1,368	3.74%	Personal loans	3 years
OMFIT 2015-2	1,250	1,346	1,250	1,323	3.07%	Personal loans	2 years
OMFIT 2015-3	293	330	293	324	4.21%	Personal loans	5 years
OMFIT 2016-1	414	569	414	561	3.79%	Personal loans	3 years
OMFIT 2016-2	733	1,007	733	1,013	4.37%	Personal loans	2 years

Total consumer securitizations	$7,900	$9,207	$7,876	$9,073

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to eleven conduit facilities with a total borrowing capacity of $4.8 billion as of March 31, 2016, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements. At March 31, 2016, $1.3 billion was drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” for securitization and conduit transactions completed subsequent to March 31, 2016.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations as we typically execute these transactions at interest rates significantly below those of our maturing secured and unsecured debt.

The weighted average interest rates on our debt on a Segment Accounting Basis were as follows:

	Three Months Ended March 31,
	2016	2015

Weighted average interest rate	4.76%	5.47%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2016 or December 31, 2015, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of March 31, 2016, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2015 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	purchased credit impaired finance receivables;

•	TDR finance receivables;

•	fair value measurements; and

•	goodwill and other intangible assets.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II, Item 7A of our 2015 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2015, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 75 herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	May 6, 2016	By	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

2.1*
Purchase Agreement, dated as of March 31, 3016, by and among SpringCastle Holdings, LLC, Springleaf
Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC
Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance
IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities
Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC
America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow
Holdings, L.P. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 1, 2016.

3.1	First Amendment to the Amended and Restated Bylaws of OneMain Holdings, Inc. Incorporated by reference to Exhibit 3b.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

4.1
Second Supplemental Indenture relating to Springleaf Finance Corporation’s 8.250% Senior Notes due 2020, dated as of April 11, 2016, by and among Springleaf Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016.

10.1	Form of Restricted Stock Award Agreement under the Springleaf Holdings, Inc. 2013 Omnibus Incentive Plan (Employees), filed herewith as Exhibit 10.1.

10.2
OneMain Holdings, Inc. Amended and Restated Annual Leadership Incentive Plan, effective January 1, 2016.
Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended
December 31, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

32.1	Section 1350 Certifications.

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