Form 10-Q
period 2016-06-30
OneMain Holdings, Inc.
filed 2016-08-05
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At August 1, 2016, there were 134,753,304 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$742	$939
Investment securities	1,744	1,867
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $10.1 billion in 2016 and $11.4 billion in 2015)	13,532	13,295
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.7 billion in 2015)	—	1,703
Real estate loans	209	538
Retail sales finance	16	23
Net finance receivables	13,757	15,559
Unearned insurance premium and claim reserves	(618)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $439 million in 2016 and $431 million in 2015)	(608)	(592)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	12,531	14,305
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $435 million in 2015)	420	793
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $541 million in 2016 and $663 million in 2015)	550	676
Goodwill	1,422	1,440
Other intangible assets	523	559
Other assets	612	611

Total assets	$18,544	$21,190

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.3 billion in 2016 and $11.7 billion in 2015)	$14,362	$17,300
Insurance claims and policyholder liabilities	767	747
Deferred and accrued taxes	11	29
Other liabilities	384	384
Total liabilities	15,524	18,460
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 134,753,304 and 134,494,172 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	1,543	1,533
Accumulated other comprehensive income (loss)	5	(33)
Retained earnings	1,471	1,308
OneMain Holdings, Inc. shareholders’ equity	3,020	2,809
Non-controlling interests	—	(79)
Total shareholders’ equity	3,020	2,730

Total liabilities and shareholders’ equity	$18,544	$21,190

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions, except earnings (loss) per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income:
Finance charges	$723	$406	$1,508	$805
Finance receivables held for sale originated as held for investment	18	4	64	8
Total interest income	741	410	1,572	813

Interest expense	214	171	440	329

Net interest income	527	239	1,132	484

Provision for finance receivable losses	214	74	411	154

Net interest income after provision for finance receivable losses	313	165	721	330

Other revenues:
Insurance	114	40	228	76
Investment	24	16	44	33
Net loss on repurchases and repayments of debt	(13)	—	(16)	—
Net gain on sale of personal loans	22	—	22	—
Net gain on sale of SpringCastle interests	—	—	167	—
Other	18	(1)	23	(2)
Total other revenues	165	55	468	107

Other expenses:
Operating expenses:
Salaries and benefits	192	112	406	205
Acquisition-related transaction and integration expenses	21	12	54	15
Other operating expenses	177	63	344	125
Insurance policy benefits and claims	46	20	91	36
Total other expenses	436	207	895	381

Income before provision for (benefit from) income taxes	42	13	294	56

Provision for (benefit from) income taxes	16	(8)	103	—

Net income	26	21	191	56

Net income attributable to non-controlling interests	—	33	28	66

Net income (loss) attributable to OneMain Holdings, Inc.	$26	$(12)	$163	$(10)

Share Data:
Weighted average number of shares outstanding:
Basic	134,728,465	127,411,208	134,711,612	121,253,548
Diluted	134,952,992	127,411,208	134,930,370	121,253,548
Earnings (loss) per share:
Basic	$0.19	$(0.09)	$1.21	$(0.08)
Diluted	$0.19	$(0.09)	$1.21	$(0.08)

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$26	$21	$191	$56

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	31	(10)	58	(5)
Foreign currency translation adjustments	1	(1)	7	—
Income tax effect:
Net unrealized (gains) losses on non-credit impaired available-for-sale securities	(10)	4	(20)	2
Foreign currency translation adjustments	(1)	—	(3)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	21	(7)	42	(3)
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(4)	(4)	(6)	(10)
Income tax effect:
Net realized gains on available-for-sale securities	1	1	2	3
Reclassification adjustments included in net income, net of tax	(3)	(3)	(4)	(7)
Other comprehensive income (loss), net of tax	18	(10)	38	(10)

Comprehensive income	44	11	229	46

Comprehensive income attributable to non-controlling interests	—	33	28	66

Comprehensive income (loss) attributable to OneMain Holdings, Inc.	$44	$(22)	$201	$(20)

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2016	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730
Share-based compensation expense, net of forfeitures	—	12	—	—	12	—	12
Excess tax benefit from share-based compensation	—	3	—	—	3	—	3
Withholding tax on vested RSUs	—	(5)	—	—	(5)	—	(5)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	38	—	38	—	38
Net income	—	—	—	163	163	28	191
Balance, June 30, 2016	$1	$1,543	$5	$1,471	$3,020	$—	$3,020

Balance, January 1, 2015	$1	$529	$3	$1,528	$2,061	$(129)	$1,932
Sale of common stock, net of offering costs	—	976	—	—	976	—	976
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	4	—	—	4	—	4
Excess tax benefit from share-based compensation	—	2	—	—	2	—	2
Withholding tax on vested RSUs	—	(4)	—	—	(4)	—	(4)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(39)	(39)
Other comprehensive loss	—	—	(10)	—	(10)	—	(10)
Net income (loss)	—	—	—	(10)	(10)	66	56
Balance, June 30, 2015	$1	$1,522	$(7)	$1,518	$3,034	$(102)	$2,932

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net income	$191	$56
Reconciling adjustments:
Provision for finance receivable losses	411	154
Depreciation and amortization	301	47
Deferred income tax benefit	22	(29)
Net gain on sale of personal loans	(22)	—
Net loss on repurchases and repayments of debt	16	—
Non-cash incentive compensation from Initial Stockholder	—	15
Share-based compensation expense, net of forfeitures	12	4
Net gain on sale of SpringCastle interests	(167)	—
Other	(6)	(13)
Cash flows due to changes in:
Other assets and other liabilities	(9)	(13)
Insurance claims and policyholder liabilities	(29)	13
Taxes receivable and payable	(74)	(28)
Accrued interest and finance charges	6	3
Restricted cash and cash equivalents not reinvested	4	—
Other, net	2	—
Net cash provided by operating activities	658	209

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(625)	(305)
Proceeds on sales of finance receivables held for sale originated as held for investment	624	74
Proceeds from sale of SpringCastle interests	101	—
Cash received from CitiFinancial Credit Company	23	—
Available-for-sale securities purchased	(263)	(209)
Trading and other securities purchased	(10)	(1,318)
Available-for-sale securities called, sold, and matured	454	223
Trading and other securities called, sold, and matured	26	1,963
Change in restricted cash and cash equivalents	47	(109)
Proceeds from sale of real estate owned	4	10
Other, net	(11)	—
Net cash provided by investing activities	370	329

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,476	1,829
Proceeds from issuance of common stock, net of offering costs	—	976
Repayments of long-term debt	(4,687)	(591)
Distributions to joint venture partners	(18)	(39)
Excess tax benefit from share-based compensation	3	2
Net cash provided by (used for) financing activities	(1,226)	2,177

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Six Months Ended June 30,
	2016	2015

Effect of exchange rate changes on cash and cash equivalents	1	—

Net change in cash and cash equivalents	(197)	2,715
Cash and cash equivalents at beginning of period	939	879
Cash and cash equivalents at end of period	$742	$3,594

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,895	$—
Transfer of finance receivables to real estate owned	$4	$5
Net unsettled investment security dispositions (purchases)	$(2)	$13

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At June 30, 2016, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

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

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned, except for certain indirect subsidiaries associated with a joint venture in which we owned a 47% equity interest prior to March 31, 2016), and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2016 presentation, we have reclassified certain items in prior periods, including certain items in prior periods of our condensed consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report on Form 10-K”). We follow the same significant accounting policies for our interim reporting, except for the change in accounting policy discussed below.

CHANGE IN ACCOUNTING POLICY

Effective April 1, 2016, we changed our accounting policy for the derecognition of loans within a purchased credit impaired (“PCI”) pool. Historically, we removed loans from a PCI pool upon charge-off of the loan, based on the Company’s charge-off accounting policy at their allocated carrying value. Under our new accounting policy, loans will be removed from a PCI pool when the loan is written-off, at which time further collections efforts would not be pursued, or sold or repaid. While both methods are acceptable under GAAP, we believe the new method for derecognition of PCI loans is preferable as it enhances consistency with our industry peers. As of April 1, 2016, the cumulative effect of applying the change in accounting policy increased shareholders’ equity by $42 million.

Our policy for derecognition of PCI loans following the change described above is presented below:

Purchased Credit Impaired Finance Receivables

As part of each of our acquisitions, we identify a population of finance receivables for which it is determined that it is probable that we will be unable to collect all contractually required payments. The population of accounts identified generally consists of those finance receivables that are (i) 60 days or more past due at acquisition, (ii) which had been classified as troubled debt restructured (“TDR”) finance receivables as of the acquisition date, (iii) may have been previously modified, or (iv) had other indications of credit deterioration as of the acquisition date.

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

Our purchased credit impaired finance receivables remain in our purchased credit impaired pools until liquidation or write-off. We do not reclassify modified purchased credit impaired finance receivables as TDR finance receivables.

We have additionally established policies and procedures related to maintaining the integrity of these pools. A finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is written-off. If a finance receivable is renewed and additional funds are lent and terms are adjusted to current market conditions, we consider this a new finance receivable and the previous finance receivable is removed from the pool. If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its allocated carrying amount. Removal of the finance receivable from a pool does not affect the yield used to recognize accretable yield of the pool.

We have retrospectively applied this change in accounting policy. The effect of this change in accounting policy on income (loss) before provision for (benefit from) income taxes, net income (loss) attributable to OMH, and earnings (loss) per share, and the cumulative effect of this change in accounting policy on shareholders’ equity attributable to OMH for the following prior periods are included in the table below.

(dollars in millions, except earnings (loss) per share)	As Reported	Adjustments	As Adjusted

Income (loss) before provision for (benefit from) income taxes
Year ended December 31, 2013	$78	$79	$157
Year ended December 31, 2014	905	(44)	861
Year ended December 31, 2015	(269)	43	(226)

Three months ended March 31, 2015	38	5	43
Three months ended March 31, 2016	275	(23)	252

Net income (loss) attributable to OMH
Year ended December 31, 2013	$(19)	$27	$8
Year ended December 31, 2014	505	(42)	463
Year ended December 31, 2015	(242)	22	(220)

Three months ended March 31, 2015	—	2	2
Three months ended March 31, 2016	153	(16)	137

Earnings (loss) per share - Basic
Year ended December 31, 2013	$(0.19)	$0.26	$0.07
Year ended December 31, 2014	4.40	(0.37)	4.03
Year ended December 31, 2015	(1.89)	0.17	(1.72)

Three months ended March 31, 2015	—	0.01	0.01
Three months ended March 31, 2016	1.14	(0.12)	1.02

Earnings (loss) per share - Diluted
Year ended December 31, 2013	$(0.19)	$0.26	$0.07
Year ended December 31, 2014	4.38	(0.36)	4.02
Year ended December 31, 2015	(1.89)	0.17	(1.72)

Three months ended March 31, 2015	—	0.01	0.01
Three months ended March 31, 2016	1.13	(0.12)	1.01

Shareholders’ equity attributable to OMH
January 1, 2014	$1,540	$78	$1,618
January 1, 2015	2,025	36	2,061
January 1, 2016	2,751	58	2,809

The following tables present the impact of the retrospective application of this change in accounting policy on the amounts previously reported in our (i) consolidated balance sheet as of December 31, 2015, (ii) condensed consolidated statements of operations for the three and six months ended June 30, 2015 and (iii) condensed consolidated statements of cash flows for the six months ended June 30, 2015.

Revised Condensed Consolidated Balance Sheet

	December 31, 2015
(dollars in millions)	As Reported	Adjustments	As Adjusted

Assets
Cash and cash equivalents	$939	$—	$939
Investment securities	1,867	—	1,867
Net finance receivables:
Personal loans	13,267	28	13,295
SpringCastle Portfolio	1,576	127	1,703
Real estate loans	524	14	538
Retail sales finance	23	—	23
Net finance receivables	15,390	169	15,559
Unearned insurance premium and claim reserves	(662)	—	(662)
Allowance for finance receivable losses	(587)	(5)	(592)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,141	164	14,305
Finance receivables held for sale	796	(3)	793
Restricted cash and cash equivalents	676	—	676
Goodwill	1,440	—	1,440
Other intangible assets	559	—	559
Other assets	638	(27)	611

Total assets	$21,056	$134	$21,190

Liabilities and Shareholders’ Equity
Long-term debt	$17,300	$—	$17,300
Insurance claims and policyholder liabilities	747	—	747
Deferred and accrued taxes	20	9	29
Other liabilities	384	—	384
Total liabilities	18,451	9	18,460

Shareholders’ equity:
Common stock	1	—	1
Additional paid-in capital	1,533	—	1,533
Accumulated other comprehensive loss	(33)	—	(33)
Retained earnings	1,250	58	1,308
OneMain Holdings, Inc. shareholders’ equity	2,751	58	2,809
Non-controlling interests	(146)	67	(79)
Total shareholders’ equity	2,605	125	2,730

Total liabilities and shareholders’ equity	$21,056	$134	$21,190

Revised Condensed Consolidated Statements of Operations

(dollars in millions, except earnings (loss) per share)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted

Interest income:
Finance charges	$408	$(2)	$406	$810	$(5)	$805
Finance receivables held for sale originated as held for investment	5	(1)	4	9	(1)	8
Total interest income	413	(3)	410	819	(6)	813

Interest expense	171	—	171	329	—	329

Net interest income	242	(3)	239	490	(6)	484

Provision for finance receivable losses	80	(6)	74	167	(13)	154

Net interest income after provision for finance receivable losses	162	3	165	323	7	330

Other revenues:
Insurance	40	—	40	76	—	76
Investment	16	—	16	33	—	33
Other	—	(1)	(1)	(2)	—	(2)
Total other revenues	56	(1)	55	107	—	107

Other expenses:
Operating expenses:
Salaries and benefits	112	—	112	205	—	205
Acquisition-related transaction and integration expenses	12	—	12	15	—	15
Other operating expenses	63	—	63	125	—	125
Insurance policy benefits and claims	20	—	20	36	—	36
Total other expenses	207	—	207	381	—	381

Income before provision for (benefit from) income taxes	11	2	13	49	7	56

Provision for (benefit from) income taxes	(8)	—	(8)	(1)	1	—

Net income	19	2	21	50	6	56

Net income attributable to non-controlling interests	31	2	33	62	4	66

Net income (loss) attributable to OneMain Holdings, Inc.	$(12)	$—	$(12)	$(12)	$2	$(10)

Share Data:
Weighted average number of shares outstanding:
Basic	127,411,208		127,411,208	121,253,548		121,253,548
Diluted	127,411,208		127,411,208	121,253,548		121,253,548
Earnings (loss) per share:
Basic	$(0.09)		$(0.09)	$(0.10)		$(0.08)
Diluted	$(0.09)		$(0.09)	$(0.10)		$(0.08)

Revised Condensed Consolidated Statement of Cash Flows

(dollars in millions)	Six Months Ended June 30, 2015
	As Reported	Adjustments	As Adjusted

Cash flows from operating activities
Net income	$50	$6	$56
Reconciling adjustments:
Provision for finance receivable losses	167	(13)	154
Depreciation and amortization	41	6	47
Deferred income tax charge (benefit)	(30)	1	(29)
Non-cash incentive compensation from Initial Stockholder	15	—	15
Share-based compensation expense, net of forfeitures	4	—	4
Other	(13)	—	(13)
Cash flows due to changes in:
Other assets and other liabilities	(13)	—	(13)
Insurance claims and policyholder liabilities	13	—	13
Taxes receivable and payable	(28)	—	(28)
Accrued interest and finance charges	3	—	3
Net cash provided by operating activities	209	—	209

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(305)	—	(305)
Proceeds on sales of finance receivables held for sale originated as held for investment	74	—	74
Available-for-sale securities purchased	(209)	—	(209)
Trading and other securities purchased	(1,318)	—	(1,318)
Available-for-sale securities called, sold, and matured	223	—	223
Trading and other securities called, sold, and matured	1,963	—	1,963
Change in restricted cash and cash equivalents	(109)	—	(109)
Proceeds from sale of real estate owned	10	—	10
Net cash provided by investing activities	329	—	329

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,829	—	1,829
Proceeds from issuance of common stock, net of offering costs	976	—	976
Repayments of long-term debt	(591)	—	(591)
Distributions to joint venture partners	(39)	—	(39)
Excess tax benefit from share-based compensation	2	—	2
Net cash provided by (used for) financing activities	2,177	—	2,177

Net change in cash and cash equivalents	2,715	—	2,715
Cash and cash equivalents at beginning of period	879	—	879
Cash and cash equivalents at end of period	$3,594	$—	$3,594

We have also adjusted the applicable prior period amounts in the Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 herein to reflect the impact of this change in accounting policy.

2. Significant Transactions

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

The excess of the purchase price over the fair values, which we recorded as goodwill, was determined as follows:

(dollars in millions)	As Reported			As Adjusted
		Adjustments *

Cash consideration	$4,478	$(23)	(a)	$4,455
Fair value of assets acquired:
Cash and cash equivalents	958	—		958
Investment securities	1,294	—		1,294
Personal loans	8,801	(6)	(b)	8,795
Intangibles	555	3	(c)	558
Other assets	247	(3)	(d)	244
Fair value of liabilities assumed:
Long-term debt	(7,725)	—		(7,725)
Unearned premium, insurance policy and claims reserves	(936)	—		(936)
Other liabilities	(156)	1	(e)	(155)
Goodwill	$1,440			$1,422

*
During the first half of 2016, we recorded the following adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as new information, which existed as of the acquisition date, was brought to our attention:

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

(c)	Represents an increase in acquired intangibles related to customer loan applications in process at the acquisition date.

(d)	Represents a decrease in valuation of acquired software asset.

(e)	Represents the settlement of a payable to Citigroup during the measurement period.

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

Six Months Ended June 30, 2016
Balance at beginning of period	$1,440
Adjustments to purchase price allocation *	(18)
Balance at end of period	$1,422

*	Goodwill adjustments were recorded at OMFH subsidiary level.

We did not record any impairments to goodwill during the six months ended June 30, 2016.

The following unaudited pro forma information presents the combined results of operations of Springleaf and OneMain as if the OneMain Acquisition had occurred on January 1, 2014. The unaudited pro forma information also reflects adjustments for the sale of certain personal loans classified as finance receivables held for sale in connection with the Lendmark Sale (as defined below), as if the transactions had been consummated on January 1, 2015. In addition, the pro forma interest income assumes the adjustment of historical finance charges for estimated impacts of accounting for credit impaired loans. The unaudited pro forma information is not necessarily indicative of the operating results that would have been achieved had the OneMain Acquisition occurred on January 1, 2015. In addition, the unaudited pro forma financial information does not purport to project the future operating results of the combined company following the OneMain Acquisition.

As of June 30, 2016, we have incurred approximately $116 million of acquisition-related transaction and integration expenses ($54 million incurred during the first half of 2016) in connection with the OneMain Acquisition and the Lendmark Sale (as defined below), which we report as a component of operating expenses. These expenses include transaction costs, technology termination and certain compensation and benefit related costs. We anticipate incurring approximately $275 million of acquisition-related expenses in connection with the OneMain Acquisition and the Lendmark Sale, which we expect to incur primarily during 2016 and the first half of 2017.

The following table presents the unaudited pro forma financial information:

(dollars in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Interest income	$809	$1,604
Net income attributable to OneMain Holdings, Inc.	24	65

In connection with the closing of the OneMain Acquisition, on November 13, 2015, OMH and certain of its subsidiaries entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”), as well as the state attorneys general for Colorado, Idaho, Pennsylvania, Texas, Virginia, Washington and West Virginia. The Settlement Agreement resolved the inquiries of the DOJ and such attorneys general with respect to the OneMain Acquisition and allowed OMH to proceed with the closing. Pursuant to the Settlement Agreement, OMH agreed to divest 127 branches of SFC subsidiaries across 11 states as a condition for approval of the OneMain Acquisition. The Settlement Agreement required certain of OMH’s subsidiaries (the “Branch Sellers”) to operate these 127 branches as an ongoing, economically viable and competitive business until sold to the divestiture purchaser. The court overseeing the settlement appointed a third-party monitor to oversee management of the divestiture branches and ensure the Company’s compliance with the terms of the Settlement Agreement.

SPRINGCASTLE INTERESTS SALE

On March 31, 2016, SFI, SpringCastle Holdings, LLC (“SpringCastle Holdings”) and Springleaf Acquisition Corporation (“Springleaf Acquisition” and, together with SpringCastle Holdings, the “SpringCastle Sellers”), wholly owned subsidiaries of OMH, entered into a purchase agreement with certain subsidiaries of New Residential Investment Corp. (“NRZ” and such subsidiaries, the “NRZ Buyers”) and BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P. (collectively, the “Blackstone Buyers” and together with the NRZ Buyers, the “SpringCastle

Buyers”). Pursuant to the purchase agreement, on March 31, 2016, SpringCastle Holdings sold its 47% limited liability company interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC, and Springleaf Acquisition sold its 47% limited liability company interest in SpringCastle Acquisition LLC, to the SpringCastle Buyers for an aggregate purchase price of approximately $112 million (the “SpringCastle Interests Sale”). SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition LLC are collectively referred to herein as the “SpringCastle Joint Venture.”

The SpringCastle Joint Venture primarily holds subordinate ownership interests in a securitized loan portfolio (the “SpringCastle Portfolio”), which consists of unsecured loans and loans secured by subordinate residential real estate mortgages and includes both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in form and substance from the Company’s originated loans. At December 31, 2015, the SpringCastle Portfolio included over 232,000 of acquired loans, representing $1.7 billion in net finance receivables.

In connection with the SpringCastle Interests Sale, the SpringCastle Buyers paid $101 million of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11 million to be paid into an escrow account within 120 days following March 31, 2016. Such escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016, and, subject to the terms of the purchase agreement and assuming certain portfolio performance requirements are satisfied, paid to the SpringCastle Sellers at the end of such five-year period. In connection with the SpringCastle Interests Sale, we recorded a net gain in other revenues at the time of sale of $167 million.

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless terminated, SFI will remain as servicer of the SpringCastle Portfolio under the existing servicing agreement for the SpringCastle Funding Trust. In addition, we deconsolidated the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt, as we no longer were considered the primary beneficiary.

Prior to the SpringCastle Interests Sale, affiliates of the NRZ Buyers owned a 30% limited liability company interest in the SpringCastle Joint Venture, and affiliates of the Blackstone Buyers owned a 23% limited liability company interest in the SpringCastle Joint Venture (together, the “Other Members”). The Other Members are parties to the purchase agreement for purposes of certain limited indemnification obligations and post-closing expense reimbursement obligations of the SpringCastle Joint Venture to the SpringCastle Sellers.

The NRZ Buyers are subsidiaries of NRZ, which is externally managed by an affiliate of Fortress. The Initial Stockholder, which owned approximately 58% of OMH’s common stock as of March 31, 2016, the date of sale, was owned primarily by a private equity fund managed by an affiliate of Fortress. Mr. Edens, Chairman of the Board of Directors of OMH, also serves as Chairman of the Board of Directors of NRZ. Mr. Edens is also a principal of Fortress and serves as Co-Chairman of the Board of Directors of Fortress. Mr. Jacobs, a member of the Board of Directors of OMH, also serves as a member of NRZ’s Board of Directors and Fortress’ Board of Directors.

The purchase agreement included customary representations, warranties, covenants and indemnities. We did not record a sales recourse obligation related to the SpringCastle Interests Sale.

SFC’S OFFERING OF 8.25% SENIOR NOTES

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “Base Indenture”), as supplemented by a Second Supplemental Indenture, dated as of April 11, 2016 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the notes on an unsecured basis.

SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017, at a premium to principal amount from certain beneficial owners, and certain of those beneficial owners purchased new SFC senior notes in the offering. SFC intends to use the remaining net proceeds for general corporate purposes, which may include further debt repurchases and repayments.

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

The Indenture contains covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The Indenture also provides for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the notes to become, or to be declared, due and payable.

LENDMARK SALE

On November 12, 2015, OMH and the Branch Sellers entered into a purchase and sale agreement with Lendmark Financial Services, LLC (“Lendmark”) to sell 127 Springleaf branches and, subject to certain exclusions, the associated personal loans issued to customers of such branches, fixed non-information technology assets and certain other tangible personal property located in such branches to Lendmark (the “Lendmark Sale”) for a purchase price equal to the sum of (i) the aggregate unpaid balance as of closing of the purchased loans multiplied by 103%, plus (ii) for each interest-bearing purchased loan, an amount equal to all unpaid interest that has accrued on the unpaid balance at the applicable note rate from the most recent interest payment date through the closing, plus (iii) the sum of all prepaid charges and fees and security deposits of the Branch Sellers to the extent arising under the purchased contracts as reflected on the books and records of the Branch Sellers as of closing, subject to certain limitations if the purchase price would exceed $695 million and Lendmark would be unable to obtain financing on certain specified terms. In anticipation of the sale of these branches, SFC transferred $608 million of personal loans from held for investment to held for sale on September 30, 2015.

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

On May 2, 2016, we completed the Lendmark Sale for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance (“UPB”) as of March 31, 2016 of $600 million. We have entered into a transition services agreement with Lendmark dated as of May 2, 2016 (the “Transition Services Agreement”), and our activities will remain subject to the oversight of the Monitoring Trustee appointed by the court pursuant to the Settlement Agreement until the expiration of the Transition Services Agreement. The Transition Services Agreement is currently scheduled to expire on November 2, 2016, subject to up to two additional three-month extensions with the permission of the DOJ. Although we continue to take such steps as we believe are necessary to comply with the terms of the Settlement Agreement, no assurance can be given that we will not incur fines or penalties associated with our activities pursuant to the Transition Services Agreement or our efforts to comply with the terms of the Settlement Agreement.

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Consolidation

In February of 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to reporting entities with variable interests in investment companies from applying certain prior amendments to the VIE guidance. This ASU is applicable to entities across all industries, particularly those that use limited partnerships as well as entities in any industry that outsource decision making or have historically applied related party tiebreakers in their consolidation analysis and disclosures. The standard became effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We have adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

Technical Corrections and Improvements

In June of 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the Accounting Standards Codification, clarify the guidance, correct references and make minor improvements affecting a variety of topics. The amendments to this transition guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We have adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

Debt Instruments

In March of 2016, the FASB issued ASU 2016-06, Contingent Puts and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. The ASU requires assessing the embedded call (put) options solely in accordance with the four-step decision sequence. The amendment of this ASU becomes effective on a modified retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have early adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. In April of 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance of ASU 2014-09 relating to performance obligations and licensing. In May of 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify guidance in ASU 2014-09 related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts/contract modifications. We are evaluating whether the adoption of these accounting pronouncements will have a material effect on our consolidated financial statements.

Short-Duration Insurance Contracts Disclosures

In May of 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, to address enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and unpaid claims liability rollforward for long and short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The amendments in this ASU become effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. We are evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU will require lessees to recognize assets and liabilities on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment in this ASU becomes effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Stock Compensation

In March of 2016, the FASB issued ASU 2016-09, Improvements to Employee Share - Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendment in this ASU becomes effective on a modified retrospective basis for accounting in tax benefits recognized, retrospectively for accounting related to the presentation of employee taxes paid, prospectively for accounting related to recognition of excess tax benefits, and either prospectively or retrospectively for accounting related to presentation of excess employee tax benefits for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Revenue Recognition and Derivatives and Hedging

In May of 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), to rescind certain Securities and Exchange Commission (the “SEC”) guidance in Topic 605 and Topic 815 as ASU 2014-09 becomes effective. Our adoption of ASU 2014-09 will bring us into alignment with this ASU. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Allowance for Finance Receivables Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach.

The ASU requires that credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis be determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price of the financial asset rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses are recorded in earnings. Interest income should be recognized based on the effective rate, excluding the discount embedded in the purchase price attributable to expected credit losses at acquisition.

The ASU also requires companies to record allowances for held-to-maturity and available-for-sale debt securities rather than write-downs of such assets.

In addition, the ASU requires qualitative and quantitative disclosures that provide information about the allowance and the significant factors that influenced management’s estimate of the allowance.

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements and we are in the process of quantifying the expected impacts.

We do not believe that any other accounting pronouncements issued during the first half of 2016, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At June 30, 2016, we had over 2.2 million personal loans representing $13.5 billion of net finance receivables, compared to 2.2 million personal loans totaling $13.3 billion at December 31, 2015.

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

•
Retail sales finance — include retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant. Retail sales contracts are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. Our retail sales finance portfolio is in a liquidating status.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2016
Gross receivables *	$15,518	$—	$207	$17	$15,742
Unearned finance charges and points and fees	(2,204)	—	1	(1)	(2,204)
Accrued finance charges	145	—	1	—	146
Deferred origination costs	73	—	—	—	73
Total	$13,532	$—	$209	$16	$13,757

December 31, 2015
Gross receivables *	$15,353	$1,672	$534	$25	$17,584
Unearned finance charges and points and fees	(2,261)	—	—	(2)	(2,263)
Accrued finance charges	147	31	4	—	182
Deferred origination costs	56	—	—	—	56
Total	$13,295	$1,703	$538	$23	$15,559

*	Gross receivables are defined as follows:

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

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
Troubled debt restructured (“TDR”) finance receivables — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

Included in the table above are finance receivables associated with securitizations that remain on our balance sheet. The carrying value of our personal loans associated with securitizations totaled $10.1 billion and $11.4 billion at June 30, 2016 and December 31, 2015, respectively, and the carrying value of the SpringCastle Portfolio, all of which were associated with securitizations, totaled $1.7 billion at December 31, 2015.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	June 30, 2016	December 31, 2015

Personal loans	$1	$2
SpringCastle Portfolio	—	365
Real estate loans	18	30
Total	$19	$397

Unused lines of credit on our personal loans can be suspended if any of the following occurs: (i) the value of the collateral declines significantly; (ii) we believe the borrower will be unable to fulfill the repayment obligations; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on our real estate loans can be suspended if any of the following occurs: (i) the value of the real estate declines significantly below the property’s initial appraised value; (ii) we believe the borrower will be unable to fulfill the repayment obligations because of a material change in the borrower’s financial circumstances; or (iii) any other default by the borrower of any material obligation under the agreement occurs. Unused lines of credit on home equity lines of credit can be terminated for delinquency. Accordingly, no reserve has been recorded for the unused lines of credit.

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at June 30, 2016 and at December 31, 2015 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent Finance Receivables

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. We consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2016
Net finance receivables:
60-89 days past due	$124	$—	$6	$—	$130
90-119 days past due	96	—	4	—	100
120-149 days past due	81	—	3	—	84
150-179 days past due	77	—	3	—	80
180 days or more past due	9	—	21	—	30
Total delinquent finance receivables	387	—	37	—	424
Current	12,975	—	162	15	13,152
30-59 days past due	170	—	10	1	181
Total	$13,532	$—	$209	$16	$13,757

December 31, 2015
Net finance receivables:
60-89 days past due	$127	$26	$19	$—	$172
90-119 days past due	97	16	3	—	116
120-149 days past due	58	12	2	1	73
150-179 days past due	62	11	2	—	75
180 days or more past due	4	1	13	—	18
Total delinquent finance receivables	348	66	39	1	454
Current	12,777	1,588	486	22	14,873
30-59 days past due	170	49	13	—	232
Total	$13,295	$1,703	$538	$23	$15,559
Nonperforming Finance Receivables

We also monitor finance receivable performance trends to evaluate the potential risk of future credit losses. At 90 days or more past due, we consider our finance receivables to be nonperforming. Once the finance receivables are considered as nonperforming, we consider them to be at increased risk for credit loss.

Our performing and nonperforming net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2016
Performing	$13,269	$—	$178	$16	$13,463
Nonperforming	263	—	31	—	294
Total	$13,532	$—	$209	$16	$13,757

December 31, 2015
Performing	$13,074	$1,663	$518	$22	$15,277
Nonperforming	221	40	20	1	282
Total	$13,295	$1,703	$538	$23	$15,559

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

At December 31, 2015, our purchased credit impaired finance receivables also included the SpringCastle Portfolio, which was purchased as part of the following transaction:

•
Joint venture acquisition of the SpringCastle Portfolio (the “SCP Loans”) - on April 1, 2013, we acquired a 47% equity interest in the SCP Loans, some of which were determined to be credit impaired on the date of purchase. On March 31, 2016, we sold the SpringCastle Portfolio in connection with the SpringCastle Interests Sale described in Note 2.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At June 30, 2016 and December 31, 2015, finance receivables held for sale totaled $420 million and $793 million, respectively. See Note 6 for further information on our finance receivables held for sale, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans *	Total

June 30, 2016
Carrying amount, net of allowance	$445	$—	$85	$530
Outstanding balance	600	—	129	729
Allowance for purchased credit impaired finance receivable losses	29	—	8	37

December 31, 2015
Carrying amount, net of allowance	$658	$350	$89	$1,097
Outstanding balance	919	482	136	1,537
Allowance for purchased credit impaired finance receivable losses	—	—	12	12

*	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	FA Loans

June 30, 2016
Carrying amount	$68
Outstanding balance	103

December 31, 2015
Carrying amount	$59
Outstanding balance	89

The allowance for purchased credit impaired finance receivable losses at June 30, 2016 and December 31, 2015, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans	Total

Three Months Ended June 30, 2016
Balance at beginning of period	$104	$—	$74	$178
Accretion (a)	(17)	—	(2)	(19)
Reclassifications to nonaccretable difference (b)	—	—	(11)	(11)
Balance at end of period	$87	$—	$61	$148

Three Months Ended June 30, 2015
Balance at beginning of period	$—	$431	$54	$485
Accretion (a)	—	(20)	(2)	(22)
Reclassifications from nonaccretable difference (b)	—	—	1	1
Balance at end of period	$—	$411	$53	$464

Six Months Ended June 30, 2016
Balance at beginning of period	$151	$375	$66	$592
Accretion (a)	(41)	(16)	(4)	(61)
Other (c)	(23)	—	—	(23)
Reclassifications to nonaccretable difference (b)	—	—	(1)	(1)
Transfer due to finance receivables sold	—	(359)	—	(359)
Balance at end of period	$87	$—	$61	$148

Six Months Ended June 30, 2015
Balance at beginning of period	$—	$452	$54	$506
Accretion (a)	—	(41)	(4)	(45)
Reclassifications from nonaccretable difference (b)	—	—	3	3
Balance at end of period	$—	$411	$53	$464

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Accretion	$1	$2	$2	$3

(b)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretion resulting from higher (lower) estimated undiscounted cash flows.

(c)
Other reflects a measurement period adjustment in the first quarter of 2016 based on a change in the expected cash flows in the purchase credit impaired portfolio related to the OneMain Acquisition. The measurement period adjustment created a change of $23 million to the beginning balance of the OM Loans accretable yield.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

June 30, 2016
TDR gross finance receivables (b)	$88	$—	$201	$289
TDR net finance receivables	88	—	202	290
Allowance for TDR finance receivable losses	36	—	12	48

December 31, 2015
TDR gross finance receivables (b)	$46	$14	$200	$260
TDR net finance receivables	46	13	201	260
Allowance for TDR finance receivable losses	17	4	34	55

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

June 30, 2016
TDR gross finance receivables	$—	$154	$154
TDR net finance receivables	—	155	155

December 31, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

(b)	As defined earlier in this Note.

We have no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

Three Months Ended June 30, 2016
TDR average net receivables	$83	$—	$202	$285
TDR finance charges recognized	2	—	3	5

Three Months Ended June 30, 2015
TDR average net receivables	$28	$12	$198	$238
TDR finance charges recognized	1	—	3	4

Six Months Ended June 30, 2016
TDR average net receivables	$73	$—	$202	$275
TDR finance charges recognized	3	—	6	9

Six Months Ended June 30, 2015
TDR average net receivables	$27	$11	$196	$234
TDR finance charges recognized	2	—	6	8

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended June 30, 2016
TDR average net receivables	$1	$112	$113
TDR finance charges recognized	—	2	2

Three Months Ended June 30, 2015
TDR average net receivables	$—	$91	$91
TDR finance charges recognized	—	1	1

Six Months Ended June 30, 2016
TDR average net receivables	$2	$102	$104
TDR finance charges recognized	—	3	3

Six Months Ended June 30, 2015
TDR average net receivables	$—	$91	$91
TDR finance charges recognized	—	2	2

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended June 30, 2016
Pre-modification TDR net finance receivables	$50	$—	$6	$56
Post-modification TDR net finance receivables:
Rate reduction	$47	$—	$5	$52
Other (b)	2	—	1	3
Total post-modification TDR net finance receivables	$49	$—	$6	$55
Number of TDR accounts	6,709	—	116	6,825

Three Months Ended June 30, 2015
Pre-modification TDR net finance receivables	$7	$2	$6	$15
Post-modification TDR net finance receivables:
Rate reduction	$3	$2	$5	$10
Other (b)	3	—	2	5
Total post-modification TDR net finance receivables	$6	$2	$7	$15
Number of TDR accounts	1,479	213	99	1,791

Six Months Ended June 30, 2016
Pre-modification TDR net finance receivables	$100	$1	$10	$111
Post-modification TDR net finance receivables:
Rate reduction	$93	$1	$8	$102
Other (b)	5	—	2	7
Total post-modification TDR net finance receivables	$98	$1	$10	$109
Number of TDR accounts	13,625	157	205	13,987

Six Months Ended June 30, 2015
Pre-modification TDR net finance receivables	$16	$4	$10	$30
Post-modification TDR net finance receivables:
Rate reduction	$8	$4	$9	$21
Other (b)	6	—	2	8
Total post-modification TDR net finance receivables	$14	$4	$11	$29
Number of TDR accounts	3,343	408	177	3,928

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended June 30, 2016
Pre-modification TDR net finance receivables *	$—	$1	$1
Post-modification TDR net finance receivables *	$—	$1	$1
Number of TDR accounts	46	32	78

Three Months Ended June 30, 2015
Pre-modification TDR net finance receivables	$—	$3	$3
Post-modification TDR net finance receivables	$—	$3	$3
Number of TDR accounts	—	35	35

Six Months Ended June 30, 2016
Pre-modification TDR net finance receivables *	$—	$2	$2
Post-modification TDR net finance receivables *	$—	$2	$2
Number of TDR accounts	174	51	225

Six Months Ended June 30, 2015
Pre-modification TDR net finance receivables	$—	$3	$3
Post-modification TDR net finance receivables	$—	$3	$3
Number of TDR accounts	—	44	44

*	Pre- and post-modification TDR personal loans held for sale for the three and six months ended June 30, 2016 were less than $1 million and, therefore, are not quantified in the table above.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended June 30, 2016
TDR net finance receivables (b)	$4	$—	$1	$5
Number of TDR accounts	640	—	19	659

Three Months Ended June 30, 2015
TDR net finance receivables (b) (c)	$2	$1	$—	$3
Number of TDR accounts	457	86	8	551

Six Months Ended June 30, 2016
TDR net finance receivables (b) (d)	$6	$—	$2	$8
Number of TDR accounts	1,040	19	39	1,098

Six Months Ended June 30, 2015
TDR net finance receivables (b)	$2	$1	$1	$4
Number of TDR accounts	514	96	26	636

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended June 30, 2016
TDR net finance receivables *	$—
Number of TDR accounts	12

Three Months Ended June 30, 2015
TDR net finance receivables	$1
Number of TDR accounts	4

Six Months Ended June 30, 2016
TDR net finance receivables	$1
Number of TDR accounts	21

Six Months Ended June 30, 2015
TDR net finance receivables	$1
Number of TDR accounts	13

*
TDR real estate loans held for sale for the three months ended June 30, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR real estate loans for the three months ended June 30, 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(d)
TDR SpringCastle Portfolio loans for the six months ended June 30, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended June 30, 2016
Balance at beginning of period	$587	$—	$49	$—	$636
Provision for finance receivable losses	212	—	2	—	214
Charge-offs	(227)	—	(4)	—	(231)
Recoveries	15	—	2	1	18
Other *	—	—	(29)	—	(29)
Balance at end of period	$587	$—	$20	$1	$608

Three Months Ended June 30, 2015
Balance at beginning of period	$134	$3	$45	$1	$183
Provision for finance receivable losses	55	18	—	1	74
Charge-offs	(59)	(21)	(5)	(1)	(86)
Recoveries	11	3	1	—	15
Balance at end of period	$141	$3	$41	$1	$186

Six Months Ended June 30, 2016
Balance at beginning of period	$541	$4	$46	$1	$592
Provision for finance receivable losses	391	14	6	—	411
Charge-offs	(372)	(17)	(6)	(1)	(396)
Recoveries	27	3	3	1	34
Other *	—	(4)	(29)	—	(33)
Balance at end of period	$587	$—	$20	$1	$608

Six Months Ended June 30, 2015
Balance at beginning of period	$132	$3	$46	$1	$182
Provision for finance receivable losses	112	37	4	1	154
Charge-offs	(121)	(43)	(11)	(2)	(177)
Recoveries	18	6	2	1	27
Balance at end of period	$141	$3	$41	$1	$186

*	Other consists of:

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale on June 30, 2016; and

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 for further information on this sale.

Included in the allowance for finance receivable losses are allowances associated with securitizations that totaled $439 million at June 30, 2016 and $431 million at December 31, 2015. See Note 10 for further discussion regarding our securitization transactions.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

June 30, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$522	$—	$—	$1	$523
Purchased credit impaired finance receivables	29	—	8	—	37
TDR finance receivables	36	—	12	—	48
Total	$587	$—	$20	$1	$608

Finance receivables:
Collectively evaluated for impairment	$12,970	$—	$137	$16	$13,123
Purchased credit impaired finance receivables	474	—	25	—	499
TDR finance receivables	88	—	47	—	135
Total	$13,532	$—	$209	$16	$13,757

Allowance for finance receivable losses as a percentage of finance receivables	4.34%	—%	9.63%	3.42%	4.42%

December 31, 2015
Allowance for finance receivable losses:
Collectively evaluated for impairment	$524	$—	$—	$1	$525
Purchased credit impaired finance receivables	—	—	12	—	12
TDR finance receivables	17	4	34	—	55
Total	$541	$4	$46	$1	$592

Finance receivables:
Collectively evaluated for impairment	$12,593	$1,340	$387	$23	$14,343
Purchased credit impaired finance receivables	658	350	42	—	1,050
TDR finance receivables	44	13	109	—	166
Total	$13,295	$1,703	$538	$23	$15,559

Allowance for finance receivable losses as a percentage of finance receivables	4.07%	0.25%	8.72%	3.46%	3.81%

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $420 million at June 30, 2016 and $793 million at December 31, 2015, which are carried at the lower of cost or fair value. At June 30, 2016, finance receivables held for sale consisted entirely of real estate loans, compared to $617 million of personal loans and $176 million of real estate loans at December 31, 2015. At June 30, 2016, we marked our real estate loans held for sale to fair value and recorded impairments of $5 million in other revenues. See Note 17 for further information on the impairments of our real estate loans held for sale. At December 31, 2015, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

During March of 2016, we transferred $1.6 billion of loans of the SpringCastle Portfolio (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. We simultaneously sold our interests in these finance receivables held for sale on March 31, 2016 in the SpringCastle Interests Sale and recorded a net gain in other revenues at the time of sale of $167 million.

On May 2, 2016, we sold personal loans held for sale with a carrying value of $602 million and recorded a net gain in other revenues at the time of sale of $22 million.

On June 30, 2016, we transferred $257 million of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

We did not have any other material transfer activity to or from finance receivables held for sale during each of the three and six months ended June 30, 2016 and 2015.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2016
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$66	$1	$—	$67
Obligations of states, municipalities, and political subdivisions	135	3	—	138
Non-U.S. government and government sponsored entities	117	2	—	119
Corporate debt	963	23	(3)	983
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	85	1	(1)	85
Commercial mortgage-backed securities (“CMBS”)	114	2	—	116
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	69	—	—	69
Total bonds	1,549	32	(4)	1,577
Preferred stock	15	—	—	15
Common stock	19	2	—	21
Other long-term investments	2	—	(1)	1
Total *	$1,585	$34	$(5)	$1,614

December 31, 2015
Fixed maturity available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	$112	$—	$(1)	$111
Obligations of states, municipalities, and political subdivisions	140	1	(1)	140
Non-U.S. government and government sponsored entities	126	1	(1)	126
Corporate debt	1,018	3	(22)	999
Mortgage-backed, asset-backed, and collateralized:
RMBS	128	—	—	128
CMBS	117	—	(1)	116
CDO/ABS	71	—	—	71
Total bonds	1,712	5	(26)	1,691
Preferred stock	14	—	(1)	13
Common stock	23	—	—	23
Other long-term investments	2	—	—	2
Total *	$1,751	$5	$(27)	$1,729

*
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at June 30, 2016 and December 31, 2015, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

June 30, 2016
Bonds:
U.S. government and government sponsored entities	$1	$—	$—	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	7	—	3	—	10	—
Non-U.S. government and government sponsored entities	10	—	—	—	10	—
Corporate debt	98	(2)	22	(1)	120	(3)
RMBS	25	(1)	—	—	25	(1)
CMBS	19	—	9	—	28	—
CDO/ABS	27	—	—	—	27	—
Total bonds	187	(3)	34	(1)	221	(4)
Preferred stock	4	—	6	—	10	—
Common stock	4	—	—	—	4	—
Other long-term investments	—	—	1	(1)	1	(1)
Total	$195	$(3)	$41	$(2)	$236	$(5)

December 31, 2015
Bonds:
U.S. government and government sponsored entities	$102	$(1)	$—	$—	$102	$(1)
Obligations of states, municipalities, and political subdivisions	69	(1)	2	—	71	(1)
Non-U.S. government and government sponsored entities	19	(1)	—	—	19	(1)
Corporate debt	786	(22)	7	—	793	(22)
RMBS	107	—	—	—	107	—
CMBS	104	(1)	5	—	109	(1)
CDO/ABS	71	—	—	—	71	—
Total bonds	1,258	(26)	14	—	1,272	(26)
Preferred stock	2	—	6	(1)	8	(1)
Common stock	16	—	—	—	16	—
Other long-term investments	1	—	—	—	1	—
Total	$1,277	$(26)	$20	$(1)	$1,297	$(27)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

We do not consider the above unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at June 30, 2016, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and six months ended June 30, 2016, we recognized less than $1 million of other-than-temporary impairment credit losses on corporate debt in investment revenues. During the three and six months ended June 30, 2015, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues.

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$2	$1	$2	$1
Reductions:
Realized due to dispositions with no prior intention to sell	2	—	2	—
Balance at end of period	$—	$1	$—	$1

The proceeds of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Proceeds from sales and redemptions	$174	$130	$287	$206

Realized gains	$5	$4	$7	$11
Realized losses	(1)	—	(1)	(1)
Net realized gains	$4	$4	$6	$10

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2016 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$128	$128
Due after 1 year through 5 years	590	583
Due after 5 years through 10 years	406	391
Due after 10 years	183	179
Mortgage-backed, asset-backed, and collateralized securities	270	268
Total	$1,577	$1,549

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $160 million and $152 million at June 30, 2016 and December 31, 2015, respectively.

TRADING AND OTHER SECURITIES

The fair value of trading and other securities by type was as follows:

(dollars in millions)	June 30, 2016	December 31, 2015

Fixed maturity trading and other securities:
Bonds:
Non-U.S. government and government sponsored entities	$3	$3
Corporate debt	117	124
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	2
CMBS	2	2
Total bonds	123	131
Preferred stock	6	6
Total *	$129	$137

*	The fair value of other securities totaled $129 million at June 30, 2016 and $128 million at December 31, 2015.

The net unrealized and realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net unrealized gains on trading and other securities held at period end	$5	$1	$8	$4
Net realized losses on trading and other securities sold or redeemed	—	(1)	—	(1)
Total	$5	$—	$8	$3

8. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended June 30, 2016 and 2015 and $1 million for the six months ended June 30, 2016 and 2015.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for Springleaf investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were less than $1 million for the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016. Costs and fees incurred for these investment management services totaled $1 million for the six months ended June 30, 2015.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. See Note 2 for further information on this sale. NRZ is managed by an affiliate of Fortress.

Unless terminated, SFI will continue to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust. Servicing fees revenue totaled $11 million for the three months ended June 30, 2016. At June 30, 2016, the servicing fees receivable from the SpringCastle Funding Trust totaled $4 million.

9. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at June 30, 2016 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.41% - 6.94%	1.90% - 2.29%	5.25% - 8.25%	6.00%

Third quarter 2016	$—	$—	$375	$—	$375
Fourth quarter 2016	—	—	—	—	—
First quarter 2017	—	—	—	—	—
Second quarter 2017	—	—	—	—	—
Remainder of 2017	—	—	1,289	—	1,289
2018	—	—	—	—	—
2019	—	—	1,400	—	1,400
2020	—	—	1,300	—	1,300
2021-2067	—	—	1,750	350	2,100
Securitizations (b)	7,990	—	—	—	7,990
Revolving conduit facilities (b)	—	325	—	—	325
Total principal maturities	$7,990	$325	$6,114	$350	$14,779

Total carrying amount (c)	$7,976	$325	$5,889	$172	$14,362
Debt issuance costs (d)	$(16)	$—	$(16)	$—	$(32)

(a)	The interest rates shown are the range of contractual rates in effect at June 30, 2016.

(b)
Securitizations and borrowings under revolving conduit facilities are not included in above maturities by period due to their variable monthly repayments. See Note 10 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
The carrying amount of our long-term debt associated with certain securitizations that were (i) issued at a premium or discount, (ii) revalued at a premium or discount based on its fair value at the time of the OneMain Acquisition or the Fortress Acquisition or (iii) recorded at fair value on a recurring basis in circumstances when the embedded derivative within the securitization structure cannot be separately accounted for at fair value.

(d)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $20 million at June 30, 2016 and are reported in other assets and are excluded from the table above.

GUARANTY AGREEMENTS

8.25% SFC Notes

On April 11, 2016, OMH entered into a Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $1.0 billion of the 8.25% SFC Notes. As of June 30, 2016, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding. See Note 2 for further discussion of this offering.

5.25% SFC Notes

On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of June 30, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and $350 million aggregate principal amount of a junior subordinated debenture, on a junior subordinated basis, issued by SFC (collectively, the “Other SFC Notes”). The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2016, approximately $3.3 billion aggregate principal amount of the Other SFC Notes was outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into an indenture (the “OMFH Indenture”), among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021 (collectively, the “OMFH Notes”). The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of June 30, 2016, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

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

CONSOLIDATED VIES

We evaluated the securitization trusts and determined that these entities are VIEs of which SFC or OMFH is the primary beneficiary, and therefore, we consolidated such entities. SFC or OMFH is deemed to be the primary beneficiary of each of these VIEs because SFC or OMFH has the ability to direct the activities of each VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive benefits that are potentially significant to each VIE. Such ability arises from SFC’s or OMFH’s and their affiliates’ contractual right to service the securitized finance receivables. Our retained subordinated notes and residual interest trust certificates expose us to potentially significant losses and potentially significant returns.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$3	$11
Finance receivables:
Personal loans	10,124	11,448
SpringCastle Portfolio	—	1,703
Allowance for finance receivable losses	439	431
Finance receivables held for sale	—	435
Restricted cash and cash equivalents	541	663
Other assets	55	48

Liabilities
Long-term debt	$8,300	$11,654
Other liabilities	14	17

SECURITIZATION TRANSACTIONS

SFC Consumer Loan Securitization

Call of 2013-B Notes. On February 16, 2016, Sixteenth Street Funding LLC (“Sixteenth Street”), a wholly owned subsidiary of SFC, exercised its right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B on June 19, 2013 (the “2013-B Notes”). To redeem the 2013-B Notes, Sixteenth Street paid a redemption price of $371 million, which included $1 million of accrued interest and excluded $30 million for the Class C and Class D Notes owned by Sixteenth Street on February 16, 2016, the date of the optional redemption. The outstanding principal balance of the 2013-B Notes was $400 million on the date of the optional redemption.

OMFH Consumer Loan Securitizations

OMFIT 2016-1 Securitization. On February 10, 2016, OMFH completed a private securitization transaction in which OneMain Financial Issuance Trust 2016-1 (“OMFIT 2016-1”), a wholly owned special purpose vehicle of OMFH, issued $500 million of notes backed by personal loans. $414 million of the notes issued by OMFIT 2016-1, represented by Classes A and B, were sold to unaffiliated third parties at a weighted average interest rate of 3.79%, and $86 million of the notes issued by OMFIT 2016-1, represented by Classes C and D, were retained by OMFH. The notes mature in February 20, 2029 and have a 34-month revolving period during which no principal payments are required to be made on the notes. These notes are collateralized by a pool of secured and unsecured fixed rate personal loans with an aggregate UPB of $570 million as of February 10, 2016. The indenture governing the notes contains customary early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

On May 17, 2016, $45 million of the notes issued by OMFIT 2016-1, represented by Class C, were sold to unaffiliated third parties at an interest rate of 6.00%.

OMFIT 2016-2 Securitization. On March 23, 2016, OMFH completed a private securitization transaction in which OneMain Financial Issuance Trust 2016-2 (“OMFIT 2016-2”), a wholly owned special purpose vehicle of OMFH, issued $890 million of notes backed by personal loans. $733 million of the notes issued by OMFIT 2016-2, represented by Classes A and B, were sold to unaffiliated third parties at a weighted average interest rate of 4.37%, and $157 million of the notes issued by OMFIT 2016-2, represented by Classes C and D, were retained by OMFH. The notes mature in March 20, 2028 and have a 23-month revolving period during which no principal payments are required to be made on the notes. These notes are collateralized by a pool of secured and unsecured fixed rate personal loans with an aggregate UPB of $1.0 billion as of March 23, 2016. The indenture governing the notes contains customary early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

OMFIT 2016-3 Securitization. On June 7, 2016, OMFH completed a private securitization transaction in which OneMain Financial Issuance Trust 2016-3 (“OMFIT 2016-3”), a wholly owned special purpose vehicle of OMFH, issued $350 million of notes backed by personal loans. $317 million of the notes issued by OMFIT 2016-3, represented by Classes A, B and C, were sold to unaffiliated third parties at a weighted average interest rate of 4.33%, and $33 million of the notes issued by OMFIT 2016-3, represented by Class D, were retained by OMFH. The notes mature in June 18, 2031 and have a 59-month revolving period during which no principal payments are required to be made on the notes. These notes are collateralized by a pool of secured and unsecured fixed rate personal loans with an aggregate UPB of $397 million as of June 7, 2016. The indenture governing the notes contains customary early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

REVOLVING CONDUIT FACILITIES

Conduit Facilities

As of June 30, 2016, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

Springleaf
First Avenue Funding LLC (a)	$250	$—	June 2018
Midbrook 2013-VFN1 Trust (b)	300	—	February 2018
Mill River 2015-VFN1 Trust (c)	100	—	May 2018
Second Avenue Funding LLC	250	—	June 2018
Springleaf 2013-VFN1 Trust (d)	850	50	January 2018
Sumner Brook 2013-VFN1 Trust	350	275	January 2018
Whitford Brook 2014-VFN1 Trust (e)	250	—	June 2018

OneMain
OneMain Financial B3 Warehouse Trust	350	—	January 2019
OneMain Financial B4 Warehouse Trust	750	—	February 2019
OneMain Financial B5 Warehouse Trust (f)	550	—	February 2019
OneMain Financial B6 Warehouse Trust (g)	750	—	February 2019
Total	$4,750	$325

(a)
First Avenue Funding LLC. On June 30, 2016, we amended the note purchase agreement with the First Avenue Funding LLC (“First Avenue”) to extend the revolving period ending in March 2018 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying auto secured personal loans and will be due and payable in full 12 months following the maturity of the last auto secured personal loan held by First Avenue.

(b)
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

(c)	Mill River 2015-VFN1 Trust. On January 21, 2016, we amended the note purchase agreement with the Mill River 2015-VFN1 Trust to decrease the maximum principal balance from $400 million to $100 million.

(d)
Springleaf 2013-VFN1 Trust. On January 21, 2016, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to (i) increase the maximum principal balance from $350 million to $850 million and (ii) extend the revolving period ending in April 2017 to January 2018, which may be extended to January 2019, subject to satisfaction of customary conditions precedent. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period.

(e)
Whitford Brook 2014-VFN1 Trust. On February 24, 2016, we amended the note purchase agreement with the Whitford Brook Funding Trust 2014-VFN1 (the “Whitford Brook 2014-VFN1 Trust”) to extend the revolving period ending in June 2017 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 12th month following the end of the revolving period.

(f)
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

(g)
OneMain Financial B6 Warehouse Trust. On March 21, 2016, we refinanced the OneMain Financial B2 Warehouse Trust into OneMain Financial B6 Warehouse Trust with the same unaffiliated financial institutions that provided committed financing on a revolving basis for personal loans originated by OMFH’s subsidiaries. The maximum principal balance under the new facility is $750 million.

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and six months ended June 30, 2016 totaled $80 million and $180 million, respectively, compared to $49 million and $87 million for the three and six months ended June 30, 2015, respectively.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

As a result of the sales of the mortgage-backed retained certificates during 2014, we (i) deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt and (ii) established a reserve for sales recourse obligations of $7 million related to these sales. At June 30, 2016, this reserve totaled $7 million. We had no repurchase activity associated with these sales as of June 30, 2016. See Note 14 for further information on the total reserve for sales recourse obligations relating to the real estate loan sales, including the sales of the mortgage-backed retained certificates.

11. Earnings (Loss) Per Share

The computation of earnings (loss) per share was as follows:

(dollars in millions, except earnings (loss) per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator (basic and diluted):
Net income (loss) attributable to OneMain Holdings, Inc.	$26	$(12)	$163	$(10)
Denominator:
Weighted average number of shares outstanding (basic)	134,728,465	127,411,208	134,711,612	121,253,548
Effect of dilutive securities *	224,527	—	218,758	—
Weighted average number of shares outstanding (diluted)	134,952,992	127,411,208	134,930,370	121,253,548
Earnings (loss) per share:
Basic	$0.19	$(0.09)	$1.21	$(0.08)
Diluted	$0.19	$(0.09)	$1.21	$(0.08)

*
We have excluded the following shares in the diluted earnings (loss) per share calculation for the three and six months ended June 30, 2016 and 2015 because these shares would be anti-dilutive, which could impact the earnings (loss) per share calculation in the future:

•	576,222 and 593,331 performance-based shares and 997,592 and 490,464 service-based shares for the three months ended June 30, 2016 and 2015, respectively; and

•	577,827 and 593,331 performance-based shares and 1,004,726 and 447,825 service-based shares for the six months ended June 30, 2016 and 2015, respectively.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2016
Balance at beginning of period	$2	$(19)	$4	$(13)
Other comprehensive income before reclassifications	21	—	—	21
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Balance at end of period	$20	$(19)	$4	$5

Three Months Ended June 30, 2015
Balance at beginning of period	$11	$(13)	$5	$3
Other comprehensive loss before reclassifications	(6)	—	(1)	(7)
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Balance at end of period	$2	$(13)	$4	$(7)

Six Months Ended June 30, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income before reclassifications	38	—	4	42
Reclassification adjustments from accumulated other comprehensive income (loss)	(4)	—	—	(4)
Balance at end of period	$20	$(19)	$4	$5

Six Months Ended June 30, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(3)	—	—	(3)
Reclassification adjustments from accumulated other comprehensive income (loss)	(7)	—	—	(7)
Balance at end of period	$2	$(13)	$4	$(7)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$4	$4	$6	$10
Income tax effect	(1)	(1)	(2)	(3)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$3	$3	$4	$7

13. Income Taxes

At June 30, 2016, we had a net deferred tax asset of $51 million, compared to $95 million at December 31, 2015. The decrease in net deferred tax asset of $44 million was primarily due to the impact of the SpringCastle Interests Sale, partially offset by the increase in allowance for finance receivable losses, changes in the fair value of our finance receivables and purchase accounting for debt writedown.

The effective tax rate for the six months ended June 30, 2016 was 34.9% compared to 0.1% for the same period in 2015. The effective tax rates for the six months ended June 30, 2016 and 2015 differed from the federal statutory rates primarily due to the effects of the non-controlling interests in the previously owned SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

The Company’s unrecognized tax positions, including interest and penalties, totaled $16 million at June 30, 2016 and $15 million at December 31, 2015, $10 million of which would affect the effective tax rate if recognized. The amount of any change in the balance of uncertain tax positions over the next 12 months is not expected to be material to our consolidated financial statements.

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

SALES RECOURSE OBLIGATIONS

At June 30, 2016, our reserve for sales recourse obligations totaled $15 million, which primarily related to the real estate loan sales in 2014. During the three and six months ended June 30, 2016, we had no repurchase activity related to our real estate loan sales in 2014. For the three and six months ended June 30, 2015, we repurchased 13 loans, totaling $1 million, associated with the real estate loan sales in 2014. At June 30, 2016, there were no material recourse requests with loss exposure that management believes will not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly.

The activity in our reserve for sales recourse obligations primarily associated with the real estate loan sales during 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015

Balance at beginning of period	$15	$24	$15	$24
Recourse losses	—	(5)	—	(5)
Provision for recourse obligations, net of recoveries *	—	(1)	—	(1)
Balance at end of period	$15	$18	$15	$18

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

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

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Components of net periodic benefit cost - pension plans:
Interest cost	$4	$4	$8	$8
Expected return on assets	(4)	(4)	(8)	(9)
Net periodic benefit cost	$—	$—	$—	$(1)

We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At June 30, 2016, our three segments include:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized operations and offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. As a result of the OneMain Acquisition, our combined branch operations primarily conduct business in 44 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch operations or through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), our centralized operations originate the loan.

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

The remaining components (which we refer to as “Other”) consist of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) Springleaf legacy operations in 14 states where we had also ceased branch-based personal lending; (ii) Springleaf liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) Springleaf lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of Springleaf United Kingdom subsidiary.

On November 15, 2015, we completed our acquisition of OneMain, and their results are included in our consolidated results for the three and six months ended June 30, 2016. We include OneMain’s operations within the Consumer and Insurance segment.

The accounting policies of the segments are the same as those disclosed in Note 3 of our 2015 Annual Report on Form 10-K, except as described below.

Due to the nature of the Fortress and OneMain acquisitions, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis for which management evaluates segment performance.

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
The net effect of the change in debt allocation and asset base methodologies for the three months ended June 30, 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $66 million for Consumer and Insurance and a decrease in interest expense of $45 million and $21 million for Real Estate and Other, respectively.

The net effect of the change in debt allocation and asset base methodologies for the six months ended June 30, 2015 had it been in place as of the beginning of the year would be an increase in interest expense of $120 million for Consumer and Insurance and a decrease in interest expense of $90 million and $30 million for Real Estate and Other, respectively.

For the period third quarter 2014 to the OneMain Acquisition
Total average unsecured debt was allocated to Consumer and Insurance, Real Estate and Other, such that the total debt allocated across each segment equaled 83%, up to 100% and 100% of each of its respective asset base. Any excess was allocated to Consumer and Insurance.

Average unsecured debt was allocated after average securitized debt to achieve the calculated average segment debt.
Asset base represented the following:
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
Other revenues
Directly correlated with a specific segment, except for: (i) net gain (loss) on repurchases and repayments of debt, which is allocated to the segments based on the interest expense allocation of debt and (ii) gains and losses on foreign currency exchange, which are allocated to the segments based on the interest expense allocation of debt.

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

•	Interest expense - the accretion of the net discount applied to our long-term debt as part of purchase accounting;

•	Provision for finance receivable losses - the adjustment to reflect the difference between our allowance adjustment calculated under a Segment Accounting Basis and purchase accounting basis;

•
Other revenues - the impact of carrying value differences between a Segment Accounting Basis and purchase accounting basis when measuring mark to market for loans held for sale and realized gains/losses associated with our investment portfolio; and

•	Other expenses - the net impact of amortization associated with identified intangibles as part of purchase accounting and deferred costs impacted by purchase accounting.

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2016
Interest income	$831	$—	$15	$1	$—	$(106)	$741
Interest expense	185	—	14	1	—	14	214
Provision for finance receivable losses	213	—	2	—	—	(1)	214
Net interest income (loss) after provision for finance receivable losses	433	—	(1)	—	—	(119)	313
Other revenues	175	13	(7)	—	—	(16)	165
Acquisition-related transaction and integration expenses	17	1	—	6	—	(3)	21
Other expenses	385	11	6	3	—	10	415
Income (loss) before provision for (benefit from) income taxes	$206	$1	$(14)	$(9)	$—	$(142)	$42

Three Months Ended June 30, 2015
Interest income	$269	$118	$17	$3	$—	$3	$410
Interest expense	36	22	59	22	—	32	171
Provision for finance receivable losses	54	18	(5)	1	—	6	74
Net interest income (loss) after provision for finance receivable losses	179	78	(37)	(20)	—	(35)	165
Other revenues	56	13	3	—	(13)	(4)	55
Acquisition-related transaction and integration expenses	—	—	—	12	—	—	12
Other expenses	159	26	9	13	(13)	1	195
Income (loss) before provision for (benefit from) income taxes	76	65	(43)	(45)	—	(40)	13
Income before provision for income taxes attributable to non-controlling interests	—	33	—	—	—	—	33
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$76	$32	$(43)	$(45)	$—	$(40)	$(20)

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Six Months Ended June 30, 2016
Interest income	$1,680	$102	$30	$2	$—	$(242)	$1,572
Interest expense	360	20	27	1	—	32	440
Provision for finance receivable losses	445	14	4	—	—	(52)	411
Net interest income (loss) after provision for finance receivable losses	875	68	(1)	1	—	(222)	721
Net gain on sale of SpringCastle interests	—	167	—	—	—	—	167
Other revenues	316	24	(18)	—	(11)	(10)	301
Acquisition-related transaction and integration expenses	45	1	—	15	—	(7)	54
Other expenses	773	37	13	(1)	(11)	30	841
Income (loss) before provision for (benefit from) income taxes	373	221	(32)	(13)	—	(255)	294
Income before provision for income taxes attributable to non-controlling interests	—	28	—	—	—	—	28
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$373	$193	$(32)	$(13)	$—	$(255)	$266

Assets	$11,153	$5	$634	$303	$4,315	$2,134	$18,544

At or for the Six Months Ended June 30, 2015
Interest income	$525	$242	$35	$5	$—	$6	$813
Interest expense	76	45	119	32	(5)	62	329
Provision for finance receivable losses	110	38	(3)	1	—	8	154
Net interest income (loss) after provision for finance receivable losses	339	159	(81)	(28)	5	(64)	330
Other revenues	107	32	6	—	(32)	(6)	107
Acquisition-related transaction and integration expenses	—	—	—	15	—	—	15
Other expenses	305	55	16	15	(27)	2	366
Income (loss) before provision for (benefit from) income taxes	141	136	(91)	(58)	—	(72)	56
Income before provision for income taxes attributable to non-controlling interests	—	66	—	—	—	—	66
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$141	$70	$(91)	$(58)	$—	$(72)	$(10)

Assets *	$5,071	$1,974	$3,541	$2,538	$—	$79	$13,203

*
In connection with our policy integration with OneMain, we report unearned insurance premium and claim reserves related to finance receivables (previously reported in insurance claims and policyholder liabilities) as a contra-asset to net finance receivables, which totaled $230 million at June 30, 2015.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2016
Assets
Cash and cash equivalents	$685	$57	$—	$742	$742
Investment securities	35	1,702	7	1,744	1,744
Net finance receivables, less allowance for finance receivable losses	—	—	13,495	13,495	13,149
Finance receivables held for sale	—	—	426	426	420
Restricted cash and cash equivalents	550	—	—	550	550
Other assets:
Commercial mortgage loans	—	—	50	50	50
Escrow advance receivable	—	—	10	10	10
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$14,515	$—	$14,515	$14,362

December 31, 2015
Assets
Cash and cash equivalents	$939	$—	$—	$939	$939
Investment securities	36	1,829	2	1,867	1,867
Net finance receivables, less allowance for finance receivable losses	—	—	15,943	15,943	14,967
Finance receivables held for sale	—	—	819	819	793
Restricted cash and cash equivalents	676	—	—	676	676
Other assets:
Commercial mortgage loans	—	—	62	62	62
Escrow advance receivable	—	—	11	11	11
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$17,616	$—	$17,616	$17,300

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2016
Assets
Cash equivalents in mutual funds	$200	$—	$—	$200
Cash equivalents securities	—	57	—	57
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	67	—	67
Obligations of states, municipalities, and political subdivisions	—	138	—	138
Non-U.S. government and government sponsored entities	—	119	—	119
Corporate debt	—	982	1	983
RMBS	—	85	—	85
CMBS	—	116	—	116
CDO/ABS	—	69	—	69
Total bonds	—	1,576	1	1,577
Preferred stock	8	7	—	15
Common stock	21	—	—	21
Other long-term investments	—	—	1	1
Total available-for-sale securities *	29	1,583	2	1,614
Other securities:
Bonds:
Non-U.S. government and government sponsored entities	—	3	—	3
Corporate debt	—	113	4	117
RMBS	—	1	—	1
CMBS	—	2	—	2
Total bonds	—	119	4	123
Preferred stock	6	—	—	6
Total other securities	6	119	4	129
Total investment securities	35	1,702	6	1,743
Restricted cash in mutual funds	154	—	—	154
Total	$389	$1,759	$6	$2,154

*	Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at June 30, 2016, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2015
Assets
Cash equivalents in mutual funds	$240	$—	$—	$240
Investment securities:
Available-for-sale securities:
Bonds:
U.S. government and government sponsored entities	—	111	—	111
Obligations of states, municipalities, and political subdivisions	—	140	—	140
Non-U.S. government and government sponsored entities	—	126	—	126
Corporate debt	—	999	—	999
RMBS	—	128	—	128
CMBS	—	116	—	116
CDO/ABS	—	71	—	71
Total bonds	—	1,691	—	1,691
Preferred stock	6	7	—	13
Common stock	23	—	—	23
Other long-term investments	—	—	2	2
Total available-for-sale securities (a)	29	1,698	2	1,729
Trading and other securities:
Bonds:
Non-U.S. government and government sponsored entities	—	3	—	3
Corporate debt	—	124	—	124
RMBS	—	2	—	2
CMBS	—	2	—	2
Total bonds	—	131	—	131
Preferred stock	6	—	—	6
Total trading and other securities (b)	6	131	—	137
Total investment securities	35	1,829	2	1,866
Restricted cash in mutual funds	277	—	—	277
Total	$552	$1,829	$2	$2,383

(a)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2015, which is carried at cost.

(b)	The fair value of other securities totaled $128 million at December 31, 2015.

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended June 30, 2016
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$—	$—	$—	$—	$1	$—	$1
Other long-term investments	2	—	(1)	—	—	—	1
Total available-for-sale securities	2	—	(1)	—	1	—	2
Trading securities:
Bonds:
Corporate debt	—	—	—	—	4	—	4
Total	$2	$—	$(1)	$—	$5	$—	$6

Three Months Ended June 30, 2015
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
Other long-term investments	1	—	—	—	—	—	1
Total	$5	$—	$—	$(4)	$—	$—	$1

Six Months Ended June 30, 2016
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$—	$—	$—	$—	$1	$—	$1
Other long-term investments	2	—	(1)	—	—	—	1
Total available-for-sale securities	2	—	(1)	—	1	—	2
Trading securities:
Bonds:
Corporate debt	—	—	—	—	4	—	4
Total	$2	$—	$(1)	$—	$5	$—	$6

Six Months Ended June 30, 2015
Investment securities:
Available-for-sale securities:
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
CMBS	3	—	—	—	—	(3)	—
Total bonds	7	—	—	(4)	—	(3)	—
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$(4)	$—	$(3)	$1

(a)	“Purchases, sales, issues, and settlements” column consisted only of settlements for the three and six months of June 30, 2015.

(b)	During the three and six months ended June 30, 2016, we transferred corporate debt securities totaling $5 million into Level 3, primarily related to the reduced observability of pricing inputs.

(c)	During the six months ended June 30, 2015, we transferred CMBS securities totaling $3 million out of Level 3 primarily related to the greater observability of pricing inputs.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs was reasonably available to us at June 30, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2016	December 31, 2015
Corporate debt	Discounted cash flows	Yield	4.56% - 10.64% (5.81%)	—
RMBS	Discounted cash flows	Spread	—	665 bps (a)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	(b)	(b)

(a)	At December 31, 2015, RMBS consisted of one bond, which was less than $1 million.

(b)
We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs for other long-term investments. As a result, the weighted average ranges of the inputs for these investment securities are not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments, including RMBS (except for the one bond previously noted), CMBS, and CDO/ABS, are excluded from the table above because the unobservable inputs are not reasonably available to us.

Our RMBS, CMBS, and CDO/ABS securities have unobservable inputs that are reliant on and sensitive to the quality of their underlying collateral. The inputs, although not identical, have similar characteristics and interrelationships. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment speeds. An improvement in the workout criteria related to the restructured debt and/or debt covenants of the underlying collateral may lead to an improvement in the cash flows and have an inverse impact on other inputs, specifically a reduction in the amount of discount applied for marketability and liquidity, making the structured bonds more attractive to market participants.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *
(dollars in millions)	Level 1	Level 2	Level 3	Total

June 30, 2016
Assets
Finance receivables held for sale	$—	$—	$163	$163
Real estate owned	—	—	8	8
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$179	$179

December 31, 2015
Assets
Real estate owned	$—	$—	$11	$11
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$19	$19

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Assets
Finance receivables held for sale	$5	$—	$5	$—
Real estate owned	—	1	1	2
Commercial mortgage loans	—	(2)	1	(2)
Total	$5	$(1)	$7	$—

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our Real Estate segment to their fair value during the second quarter of 2016 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and six months ended June 30, 2016 and 2015 and recorded the writedowns in other revenues. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs, as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three and six months ended June 30, 2016 and 2015 and recorded the net impairments in investment revenues.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned and commercial mortgage loans are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third-party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	June 30, 2016	December 31, 2015
Finance receivables held for sale	Income approach	Market value for similar type loan transactions to obtain a price point	*	*
Real estate owned	Market approach	Third-party valuation	*	*
Commercial mortgage loans	Market approach Income approach Cost approach	Local market conditions Nature of investment Comparable property sales Operating performance	*	*

*
We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs for the assets measured at fair value on a non-recurring basis included in the table above. As a result, the weighted average ranges of the inputs for these assets are not applicable.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents, including cash and certain cash equivalents, approximates fair value.

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

Commercial Mortgage Loans

Given the short remaining average life of the portfolio, the carrying amount of commercial mortgage loans approximates fair value. The carrying amount includes an estimate for credit related losses, which is based on independent third-party valuations.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At June 30, 2016, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

18. Subsequent Events

SECURITIZATIONS

ODART 2016-1 Securitization

On July 19, 2016, we completed a private securitization transaction in which OneMain Direct Auto Receivables Trust 2016-1 (“ODART 2016-1”), a wholly owned special purpose vehicle of SFC, issued $754 million principal amount of notes backed by auto secured personal loans with an aggregate UPB of $754 million as of June 30, 2016. $700 million principal amount of the notes issued by ODART 2016-1, represented by Classes A, B and C, were sold to unaffiliated parties at a weighted average interest rate of 2.27%, and $54 million principal amount of Class D notes were retained. The maturity dates of the notes occur on January 15, 2021 for the Class A, May 17, 2021 for the Class B, September 15, 2021 for the Class C and February 15, 2023 for the Class D. The first principal and interest payment on the notes is due on August 15, 2016. The indenture governing the

ODART 2016-1 notes contains events of default which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

Sale of OMFIT 2016-2 Class C Notes

On July 25, 2016, OneMain Financial Funding III, LLC, a wholly owned special purpose vehicle of OneMain, sold $83 million principal amount of the previously retained Class C Notes issued by OneMain Financial Issuance Trust 2016-2 to unaffiliated third parties at an interest rate of 5.67%.

OneMain Financial B6 Warehouse Trust

On July 28, 2016, we amended the note purchase agreement with the OneMain Financial B6 Warehouse Trust to decrease the maximum principal balance from $750 million to $600 million. No amounts were outstanding under the notes as of June 30, 2016.

REAL ESTATE LOAN SALE

On August 3, 2016, SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million, which approximated the carrying value of such loans. Unless terminated or we resign as servicer, we will continue to service the loans included in such sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this presentation or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	the inability to obtain, or delays in obtaining, cost savings and synergies from the OneMain Acquisition and risks and other uncertainties associated with the integration of the companies;

•	unanticipated expenditures relating to the OneMain Acquisition;

•	any litigation, fines or penalties that could arise relating to the OneMain Acquisition;

•	the impact of the OneMain Acquisition on each company’s relationships with employees and third parties;

•	risks relating to continued compliance with the previously disclosed Settlement Agreement;

•
changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from our Consumer and Insurance segment;

•	levels of unemployment and personal bankruptcies;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, cyber security breaches, or other events disrupting business or commerce;

•	changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•	the effectiveness of our credit risk scoring models in assessing the risk of customer unwillingness or lack of capacity to repay;

•	changes in our ability to attract and retain employees or key executives to support our businesses;

•
changes in the competitive environment in which we operate, including the demand for our products, customer responsiveness to our distribution channels, our ability to make technological improvements, and the strength and ability of our competitors to operate independently or to enter into business combinations that result in a more attractive range of customer products or provide greater financial resources;

•	risks related to the acquisition of loan portfolios, including delinquencies, integration issues, increased costs of servicing, incomplete records, and retention of customers;

•	the inability to successfully and timely expand our centralized loan servicing capabilities through the integration of the Springleaf and OneMain servicing facilities;

•	risks associated with our insurance operations;

•
the inability to successfully implement our growth strategy for our consumer lending business as well as successfully acquiring portfolios of consumer loans, pursuing acquisitions, and/or establishing joint ventures;

•	shifts in collateral values, delinquencies, or credit losses;

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (which, among other things, established the Consumer Financial Protection Bureau, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing;

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

•
the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing of these loans, including the environmental liability and costs for damage caused by hazardous waste if a real estate loan goes into default.

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

Overview

On November 15, 2015, we completed our acquisition of OneMain from Citigroup. The acquisition of OneMain has brought together two branch-based consumer finance companies with complementary strategies and locations. Together, we provide personal loans primarily to non-prime customers through our combined network of over 1,800 branch offices in 44 states as of June 30, 2016 and on a centralized basis as part of our centralized operations and our iLoan platform (our online consumer loan origination business). We also write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our combined branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At June 30, 2016, we had over 2.2 million personal loans, representing $13.5 billion of net finance receivables, of which 40% were secured by collateral, compared to 2.2 million personal loans totaling $13.3 billion at December 31, 2015, of which 27% were secured by collateral. Personal loans held for sale totaled $617 million at December 31, 2015.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our combined branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by the Springleaf insurance subsidiaries, Merit Life Insurance Co. and Yosemite Insurance Company, and by the OneMain insurance subsidiaries, American Health and Life Insurance Company and Triton Insurance Company. We also offer home and auto membership plans of an unaffiliated company as an ancillary product.

Our products also included the SpringCastle Portfolio at December 31, 2015, as described below:

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

Our non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At June 30, 2016, we had $209 million of real estate loans held for investment, of which 93% were secured by first mortgages, compared to $538 million at December 31, 2015, of which 38% were secured by first mortgages. Real estate loans held for sale totaled $420 million and $176 million at June 30, 2016 and December 31, 2015, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At June 30, 2016, we had three operating segments:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

Following the OneMain Acquisition, we include OneMain’s operations within the Consumer and Insurance segment. See Note 16 of the Notes to Condensed Consolidated Financial Statements for more information about our segments.

Recent Developments and Outlook

ONEMAIN ACQUISITION

On November 15, 2015, we completed our acquisition of OneMain from Citigroup for approximately $4.5 billion in cash. The purchase price for the OneMain Acquisition was based on OMFH's balance sheet as of 11:59 p.m. on October 31, 2015. The OneMain Acquisition brings together two branch-based consumer finance companies with complementary strategies and locations, focused on the non-prime market in the United States.

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

•
Significant cost savings opportunities by combining complementary businesses. The highly complementary nature of our two businesses, including branch operations, will enable us to achieve significant ongoing cost savings. Expected drivers of cost savings include consolidation of branch operations, elimination of redundant centralized and corporate functions and greater efficiency of marketing programs.

•
Earnings accretion. We expect to realize approximately $275 million - $300 million of synergies from the OneMain Acquisition, with that amount fully reflected in our results by the end of 2017. We also anticipate incurring approximately $275 million of acquisition-related expenses to consolidate the two companies, which we expect to incur primarily during 2016 and the first half of 2017.

The estimated synergies were derived by comparing the operating expenses expected in the second half of 2017 of the combined operations to the sum of operating expenses expected to be generated on a stand-alone basis, as if each company had the same business strategies. The foregoing estimates of synergies and charges in connection with consolidating the two companies and expectations regarding when they will be fully reflected in our results are subject to various uncertainties and assumptions, many of which are beyond our control. Therefore, no assurance can be given as to when or that they will even be realized. See “Forward-Looking Statements” above.

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

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless terminated, SFI will remain as servicer of the SpringCastle Portfolio under the existing servicing agreement for the SpringCastle Funding Trust.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the SpringCastle Interests Sale.

LENDMARK SALE

As part of our initiative to close the OneMain Acquisition, on November 13, 2015, OMH and certain of its subsidiaries, the Branch Sellers, entered into the Settlement Agreement with the DOJ, as well as certain state attorneys general, to resolve any inquiries of the DOJ and such state attorneys general with respect to the OneMain Acquisition. Pursuant to this agreement, OMH agreed to divest 127 Springleaf branches across 11 states as a condition for approval of the OneMain Acquisition.

On November 12, 2015, the Branch Sellers entered into a purchase and sale agreement with respect to the Lendmark Sale, and on May 2, 2016, the Branch Sellers completed the sale of 127 Springleaf branches to Lendmark for an aggregate cash purchase price of $624 million. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the Settlement Agreement and the Lendmark Sale.

REAL ESTATE LOAN SALE

On August 3, 2016, SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million, which approximated the carrying value of such loans. Unless terminated or we resign as servicer, we will continue to service the loans included in such sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

OUTLOOK

On November 15, 2015, we completed the OneMain Acquisition, the most significant acquisition transaction ever undertaken by the Company, and we believe the combined company is financially strong and well positioned for finance receivable growth.

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance. We believe the strong credit quality of our personal loan portfolio is the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of personal loan originations, including growth in our auto secured personal loans, driven by the migration of customer activity from traditional channels, such as direct mail to online channels (primarily serviced through our combined branch network), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

In addition, with an experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned for future personal loan growth. We are focused on executing on our strategic priorities of capturing the benefits of the OneMain Acquisition and strengthening our capital base through the following key initiatives:

•	Reinvigorating growth in receivables at OneMain through enhanced marketing strategies and product options, including an expansion of our direct auto lending;

•	Growing secured lending originations at OneMain with a goal of enhancing credit performance;

•	Leveraging scale and cost discipline across the company to realize acquisition cost synergies;

•	Reducing leverage;

•	Maintaining a strong liquidity level and diversified funding sources; and

•	Optimizing non-core assets.

In furtherance of our strategic priorities, we regularly consider strategic acquisitions, dispositions and other transactions and we have been involved in transactions of various magnitudes involving a variety of forms of consideration and financing. There can be no assurance, however, that we will engage in strategic acquisitions, dispositions or other transactions in the future that are of similar magnitude to any of our prior transactions.

Results of Operations

CONSOLIDATED RESULTS

On November 15, 2015, we completed the OneMain Acquisition. The results of OneMain are included in our consolidated operating results for the three and six months ended June 30, 2016 in the table below. A further discussion of our operating results for each of our operating segments is provided under “Segment Results.”

(dollars in millions, except earnings (loss) per share)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$741	$410	$1,572	$813
Interest expense	214	171	440	329
Provision for finance receivable losses	214	74	411	154
Net interest income after provision for finance receivable losses	313	165	721	330
Net gain on sale of SpringCastle interests	—	—	167	—
Other revenues	165	55	301	107
Acquisition-related transaction and integration expenses	21	12	54	15
Other expenses	415	195	841	366
Income before provision for (benefit from) income taxes	42	13	294	56
Provision for (benefit from) income taxes	16	(8)	103	—
Net income	26	21	191	56
Net income attributable to non-controlling interests	—	33	28	66
Net income (loss) attributable to OMH	$26	$(12)	$163	$(10)

Share Data:
Weighted average number of shares outstanding:
Basic	134,728,465	127,411,208	134,711,612	121,253,548
Diluted	134,952,992	127,411,208	134,930,370	121,253,548
Earnings (loss) per share:
Basic	$0.19	$(0.09)	$1.21	$(0.08)
Diluted	$0.19	$(0.09)	$1.21	$(0.08)

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$13,757	$6,804
Number of accounts			2,200,682	1,245,148
Finance receivables held for sale:
Net finance receivables			$420	$191
Number of accounts			15,596	3,368
Finance receivables held for investment and held for sale:
Average net receivables *	$14,138	$6,670	$15,107	$6,615
Yield *	20.99%	24.39%	20.83%	24.47%
Gross charge-off ratio *	6.56%	5.14%	5.27%	5.35%
Recovery ratio *	(0.51)%	(0.89)%	(0.45)%	(0.82)%
Net charge-off ratio *	6.05%	4.25%	4.82%	4.53%
Delinquency ratio *			3.07%	3.10%
Origination volume	$2,557	$1,214	$4,918	$2,102
Number of accounts originated	350,451	223,307	678,508	380,710

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas of key performance ratios.

Comparison of Consolidated Results for the Three Months Ended June 30, 2016 and 2015

Interest income increased for the three months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended June 30, 2016 compared to 2015
Increase in average net receivables	$441
Decrease in yield	(124)
Increase in interest income on finance receivables held for sale	14
Total	$331

•
Average net receivables increased for the three months ended June 30, 2016 primarily due to higher personal loan average net receivables resulting from (i) the OneMain personal loans acquired as a result of the OneMain Acquisition, (ii) our continued focus on personal loan originations through our combined branch network and centralized operations, and (iii) the continued growth of our auto secured personal loans. This increase was partially offset by (i) the SpringCastle Interests Sale, (ii) the transfer of $608 million of personal loans to finance receivables held for sale on September 30, 2015 as part of our initiative to close the OneMain Acquisition, and (iii) our liquidating real estate loan portfolio.

•
Yield decreased for the three months ended June 30, 2016 primarily due to the continued growth of our auto secured personal loans, which generally have lower yields relative to our other personal loans.

•
Interest income on finance receivables held for sale increased for the three months ended June 30, 2016 primarily due to higher average finance receivables held for sale during the 2016 period resulting from the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold on May 2, 2016.

Interest expense increased for the three months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended June 30, 2016 compared to 2015
Increase in average debt	$87
Decrease in weighted average interest rate	(44)
Total	$43

•
Average debt increased for the three months ended June 30, 2016 primarily due to (i) debt acquired as a result of the OneMain Acquisition, (ii) net debt issued in connection with SFC’s offering of the 8.25% SFC Notes in April of 2016, and (iii) net debt issuances during the past 12 months relating to our consumer securitization transactions and additional borrowings under our conduit facilities. This increase was partially offset by the elimination of the debt associated with our SpringCastle securitization as a result of the SpringCastle Interests Sale and the resulting deconsolidation of the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions, and borrowings under our conduit facilities.

•
Weighted average interest rate on our debt decreased for the three months ended June 30, 2016 primarily due to additional borrowings under our conduit facilities, which generally have lower interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $140 million for the three months ended June 30, 2016 when compared to the same period in 2015 primarily due to (i) net charge-offs on OneMain personal loans of $122 million during the 2016 period resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth in these personal loans during the past 12 months and a higher personal loan delinquency ratio at June 30, 2016. This increase was partially offset by (i) net charge-offs on the previously owned SpringCastle Portfolio during the 2015 period and (ii) lower net charge-offs on our real estate loans reflecting the liquidating status of the real estate loan portfolio.

Other revenues increased $110 million for the three months ended June 30, 2016 when compared to the same period in 2015 primarily due to the net of (i) an additional three months of OneMain insurance, investment, and other revenues totaling $97 million during the 2016 period, (ii) net gain on sale of personal loans of $22 million, (iii) $11 million of servicing charge income for the SpringCastle Portfolio during the 2016 period, (iv) net loss on repurchases and repayments of debt of $13 million, and (v) decrease in Springleaf investment revenues of $8 million primarily due to lower realized gains on the sale of investment securities and a decrease in invested assets.

Acquisition-related transaction and integration costs of $21 million and $12 million for the three months ended June 30, 2016 and 2015, respectively, reflected increased costs relating to the OneMain Acquisition and the Lendmark Sale, including transaction costs, technology termination and certain compensation and benefit related costs.

Other expenses increased $220 million for the three months ended June 30, 2016 when compared to the same period in 2015 due to the following:

•
Salaries and benefits increased $80 million for the three months ended June 30, 2016 primarily due to (i) OneMain salaries and benefits of $92 million in the 2016 period and (ii) higher Springleaf salary accruals during the 2016 period resulting from an increase in the number of its employees. This increase was partially offset by non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 relating to the rights of certain Springleaf executives to receive a portion of the cash proceeds from the sale of our common stock by the Initial Stockholder.

•
Other operating expenses increased $114 million for the three months ended June 30, 2016 primarily due to (i) OneMain other operating expenses of $97 million in the 2016 period, (ii) a $5 million reduction in reserves related to estimated Payment Protection Insurance claims that occurred in the 2015 period, (iii) higher Springleaf professional fees in the 2016 period reflecting debt refinance costs and increased business efforts, and (iv) higher Springleaf advertising expenses in the 2016 period due to increased direct mailings to pre-approved customers, increased focus on e-commerce, and increased use of promotions.

•
Insurance policy benefits and claims increased $26 million for the three months ended June 30, 2016 primarily due to OneMain insurance policy benefits and claims of $31 million in the 2016 period, partially offset by a $5 million decrease in Springleaf insurance policy benefits and claims during the 2016 period primarily due to favorable variances in benefits incurred.

Provision for income taxes totaled $16 million for the three months ended June 30, 2016 compared to benefit from income taxes of $8 million for the same period in 2015. The effective tax rate for the three months ended June 30, 2016 was 37.3% compared to (59.3)% for the same period in 2015. The effective tax rate for the three months ended June 30, 2016 differed from the federal statutory rate primarily due to the effect of state income taxes. The effective tax rate for the three months ended June 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in the previously owned SpringCastle Portfolio. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

Comparison of Consolidated Results for the Six Months Ended June 30, 2016 and 2015

Interest income increased for the six months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Six Months Ended June 30, 2016 compared to 2015
Increase in average net receivables	$983
Decrease in yield	(287)
Increase in number of days in 2016	7
Increase in interest income on finance receivables held for sale	56
Total	$759

•
Average net receivables increased for the six months ended June 30, 2016 primarily due to higher personal loan average net receivables resulting from (i) the OneMain personal loans acquired as a result of the OneMain Acquisition, (ii) our continued focus on personal loan originations through our combined branch network and centralized operations, and (iii) the continued growth of our auto secured personal loans. This increase was partially offset by (i) the SpringCastle Interests Sale and the liquidating status of the previously owned SpringCastle Portfolio, (ii) the transfer of $608 million of personal loans to finance receivables held for sale on September 30, 2015 as part of our initiative to close the OneMain Acquisition, and (iii) our liquidating real estate loan portfolio.

•	Yield decreased for the six months ended June 30, 2016 primarily due to the continued growth of our auto secured personal loans, which generally have lower yields relative to our other personal loans.

•
Interest income on finance receivables held for sale increased for the six months ended June 30, 2016 primarily due to higher average finance receivables held for sale during the 2016 period resulting from the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold on May 2, 2016.

Interest expense increased for the six months ended June 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Six Months Ended June 30, 2016 compared to 2015
Increase in average debt	$238
Decrease in weighted average interest rate	(127)
Total	$111

•
Average debt increased for the six months ended June 30, 2016 primarily due to (i) debt acquired as a result of the OneMain Acquisition, (ii) net debt issued in connection with SFC’s offering of the 8.25% SFC Notes in April of 2016, and (iii) net debt issuances during the past 12 months relating to our consumer securitization transactions and additional borrowings under our conduit facilities. This increase was partially offset by the elimination of the debt associated with our SpringCastle securitization as a result of the SpringCastle Interests Sale and the resulting deconsolidation of the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions, and borrowings under our conduit facilities.

•
Weighted average interest rate on our debt decreased for the six months ended June 30, 2016 primarily due to additional borrowings under our conduit facilities, which generally have lower interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $257 million for the six months ended June 30, 2016 when compared to the same period in 2015 primarily due to (i) net charge-offs on OneMain personal loans of $175 million during the 2016 period resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth in these personal loans during the past 12 months and a higher personal loan delinquency ratio at June 30, 2016. This increase was partially offset by (i) lower net charge-offs on the previously owned SpringCastle Portfolio reflecting the SpringCastle Interests Sale and the improved central servicing performance as the acquired portfolio matured under our ownership and (ii) lower net charge-offs on our real estate loans reflecting the liquidating status of the real estate loan portfolio.

Net gain on sale of SpringCastle interests of $167 million for the six months ended June 30, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the sale.

Other revenues increased $194 million for the six months ended June 30, 2016 when compared to the same period in 2015 primarily due to the net of (i) OneMain insurance, investment, and other revenues totaling $195 million during the 2016 period, (ii) net gain on sale of personal loans of $22 million, (iii) $11 million of servicing charge income for the SpringCastle Portfolio during the 2016 period, (iv) decrease in Springleaf investment revenues of $19 million primarily due to lower realized gains on the sale of investment securities and a decrease in invested assets, and (v) net loss on repurchases and repayments of debt of $16 million.

Acquisition-related transaction and integration costs of $54 million and $15 million for the six months ended June 30, 2016 and 2015, respectively, reflected increased costs relating to the OneMain Acquisition and the Lendmark Sale, including transaction costs, technology termination and certain compensation and benefit related costs.

Other expenses increased $475 million for the six months ended June 30, 2016 when compared to the same period in 2015 due to the following:

•
Salaries and benefits increased $201 million for the six months ended June 30, 2016 primarily due to (i) OneMain salaries and benefits of $195 million in the 2016 period and (ii) higher Springleaf salary accruals during the 2016 period resulting from an increase in the number of its employees. This increase was partially offset by non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 relating to the rights of certain Springleaf executives to receive a portion of the cash proceeds from the sale of our common stock by the Initial Stockholder.

•
Other operating expenses increased $219 million for the six months ended June 30, 2016 primarily due to (i) OneMain other operating expenses of $191 million in the 2016 period, (ii) higher Springleaf advertising expenses in the 2016 period due to increased focus on e-commerce, increased direct mailings to pre-approved customers, and increased use of promotions, (iii) higher Springleaf professional fees in the 2016 period reflecting debt refinance costs and increased business efforts, and (iv) higher Springleaf information technology expenses in the 2016 period.

•
Insurance policy benefits and claims increased $55 million for the six months ended June 30, 2016 primarily due to OneMain insurance policy benefits and claims of $59 million in the 2016 period, partially offset by a $4 million decrease in Springleaf insurance policy benefits and claims during the 2016 period primarily due to favorable variances in benefits incurred.

Provision for income taxes totaled $103 million for the six months ended June 30, 2016 compared to benefit from income taxes of less than $1 million for the same period in 2015. The effective tax rate for the six months ended June 30, 2016 was 34.9% compared to 0.1% for the same period in 2015. The effective tax rates for the six months ended June 30, 2016 and 2015 differed from the federal statutory rates primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

Non-GAAP Financial Measures

Segment Accounting Basis. We report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a complete discussion of our segment accounting. We believe the Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis for which management evaluates segment performance.

The reconciliations of income (loss) before provision for (benefit from) income taxes attributable to OMH on a GAAP basis (purchase accounting) to the same amounts under a Segment Accounting Basis were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income (loss) before provision for (benefit from) income taxes attributable to OMH - GAAP basis	$42	$(20)	$266	$(10)
GAAP to Segment Accounting Basis adjustments: (a) (b)
Interest income	106	(3)	242	(6)
Interest expense	14	32	32	62
Provision for finance receivable losses	(1)	6	(52)	8
Other revenues	16	4	10	6
Acquisition-related transaction and integration expenses	(3)	—	(7)	—
Other expenses	10	1	30	2
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$184	$20	$521	$62

(a)	The GAAP to Segment Accounting Basis adjustments primarily consists of:

•
Interest income - the net purchase accounting impact of the amortization (accretion) of the net premium (discount) assigned to finance receivables and the impact of identifying purchased credit impaired finance receivables as compared to the historical values of finance receivables;

•	Interest expense - the accretion of the net discount applied to our long-term debt as part of purchase accounting;

•	Provision for finance receivable losses - the adjustment to reflect the difference between our allowance adjustment calculated under a Segment Accounting Basis and purchase accounting basis;

•
Other revenues - the impact of carrying value differences between a Segment Accounting Basis and purchase accounting basis when measuring mark to market for loans held for sale and realized gains/losses associated with our investment portfolio;

•	Acquisition-related transaction and integration expenses - the net purchase accounting impact of the amortization associated with acquired software; and

•	Other expenses - the net impact of amortization associated with identified intangibles as part of purchase accounting and deferred costs impacted by purchase accounting.

(b)	Purchase accounting was not elected at the segment level.

We also report selected financial statistics relating to the net finance receivables and credit quality of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a Segment Accounting Basis.

Adjusted Pretax Earnings (Loss). Management uses adjusted pretax earnings (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax earnings (loss) represents income (loss) before provision for (benefit from) income taxes on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain on sale of personal loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from accelerated repayment and repurchases of long-term debt, and debt refinance costs. Management believes adjusted pretax earnings (loss) is useful in assessing the profitability of our segments and uses adjusted pretax earnings (loss) in evaluating our operating performance. Adjusted pretax earnings (loss) is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before provision for (benefit from) income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before provision for (benefit from) income taxes attributable to OMH on a Segment Accounting Basis to adjusted pretax earnings (loss) (non-GAAP) were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Consumer and Insurance
Income before provision for income taxes - Segment Accounting Basis	$206	$76	$373	$141
Adjustments:
Acquisition-related transaction and integration expenses	17	—	45	—
Net gain on sale of personal loans	(22)	—	(22)	—
Net loss from accelerated repayment/repurchase of debt	5	—	13	—
Debt refinance costs	4	—	4	—
Adjusted pretax earnings (non-GAAP)	$210	$76	$413	$141

Acquisitions and Servicing
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$1	$32	$193	$70
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)	—
Acquisition-related transaction and integration expenses	1	—	1	—
SpringCastle transaction costs	—	—	1	—
Adjusted pretax earnings attributable to OMH (non-GAAP)	$2	$32	$28	$70

Real Estate
Loss before benefit from income taxes - Segment Accounting Basis	$(14)	$(43)	$(32)	$(91)
Adjustments:
Net loss from accelerated repayment/repurchase of debt	1	—	1	—
Debt refinance costs	1	—	1	—
Adjusted pretax loss (non-GAAP)	$(12)	$(43)	$(30)	$(91)

Other
Loss before benefit from income taxes - Segment Accounting Basis	$(9)	$(45)	$(13)	$(58)
Adjustments:
Acquisition-related transaction and integration expenses	6	12	15	15
Adjusted pretax earnings (loss) (non-GAAP)	$(3)	$(33)	$2	$(43)

Total
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$184	$20	$521	$62
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)	—
Acquisition-related transaction and integration expenses	24	12	61	15
Net gain on sale of personal loans	(22)	—	(22)	—
Net loss from accelerated repayment/repurchase of debt	6	—	14	—
Debt refinance costs	5	—	5	—
SpringCastle transaction costs	—	—	1	—
Total adjusted pretax earnings attributable to OMH (non-GAAP)	$197	$32	$413	$77

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for a description of our segments. In connection with the OneMain Acquisition, we include OneMain’s operations within Consumer and Insurance. As a result of the Fortress and OneMain acquisitions, we have applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting. These allocations and adjustments have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than GAAP) provides investors the basis for which management evaluates segment performance. See Note 16 of the Notes to Condensed Consolidated Financial Statements for (i) reconciliations of segment totals to condensed consolidated financial statement amounts, (ii) methodologies used to allocate revenues and expenses to each segment, and (iii) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax operating results and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$831	$269	$1,680	$525
Interest expense	185	36	360	76
Provision for finance receivable losses	213	54	445	110
Net interest income after provision for finance receivable losses	433	179	875	339
Other revenues	158	56	307	107
Other expenses	381	159	769	305
Adjusted pretax earnings (non-GAAP)	$210	$76	$413	$141

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$13,304	$4,282
Number of accounts			2,190,835	958,130
Finance receivables held for investment and held for sale:
Average net receivables *	$13,348	$4,083	$13,447	$3,957
Yield *	25.04%	26.50%	25.12%	26.68%
Gross charge-off ratio *	7.80%	5.84%	7.98%	6.13%
Recovery ratio *	(0.85)%	(0.98)%	(0.74)%	(0.89)%
Net charge-off ratio *	6.95%	4.86%	7.24%	5.24%
Delinquency ratio *			2.84%	2.39%
Origination volume	$2,556	$1,192	$4,899	$2,060
Number of accounts originated	350,451	223,307	678,508	380,710

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas of key performance ratios.

Comparison of Pretax Operating Results for the Three Months Ended June 30, 2016 and 2015

Interest income increased $562 million for the three months ended June 30, 2016 due to the following:

•	Finance charges increased $548 million for the three months ended June 30, 2016 primarily due to the net of the following:

◦
Average net receivables increased for the three months ended June 30, 2016 primarily due to (i) the OneMain personal loans acquired as a result of the OneMain Acquisition and (ii) increased originations on our personal loans resulting from our continued focus on personal loans, including our auto secured personal loans. At June 30, 2016, we had over 109,000 auto secured personal loans totaling $1.3 billion compared to over 52,000 auto secured personal loans totaling $632 million at June 30, 2015.

◦	Yield decreased for the three months ended June 30, 2016 primarily due to the continued growth of auto secured personal loans, which generally have lower yields relative to our other personal loans.

•
Interest income on finance receivables held for sale of $14 million for the three months ended June 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and subsequently sold on May 2, 2016.

Interest expense increased $149 million for the three months ended June 30, 2016 primarily due to (i) interest expense on debt acquired as a result of the OneMain Acquisition and (ii) a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

Provision for finance receivable losses increased $159 million for the three months ended June 30, 2016 primarily due to (i) OneMain provision for finance receivable losses of $133 million in the 2016 period and (ii) higher net charge-offs on Springleaf personal loans during the 2016 period reflecting growth in Springleaf personal loans during the past 12 months and a higher Springleaf personal loan delinquency ratio at June 30, 2016.

Other revenues increased $102 million for the three months ended June 30, 2016 when compared to the same period in 2015 primarily due to OneMain insurance, investment, and other revenues totaling $104 million during the 2016 period, partially offset by a decrease in Springleaf investment revenues of $5 million in the 2016 period resulting from lower realized gains on the sale of investment securities.

Other expenses increased $222 million for the three months ended June 30, 2016 due to the following:

•
Salaries and benefits increased $97 million for the three months ended June 30, 2016 primarily due to (i) OneMain salaries and benefits of $92 million in the 2016 period, (ii) higher variable compensation during the 2016 period reflecting increased originations of Springleaf personal loans, and (iii) increased staffing in the 2016 period.

•
Other operating expenses increased $97 million for the three months ended June 30, 2016 primarily due to (i) OneMain other operating expenses of $85 million in the 2016 period, (ii) higher Springleaf professional fees in the 2016 period reflecting debt refinance costs and increased business efforts, (iii) higher Springleaf advertising expenses in the 2016 period reflecting increased direct mailings to pre-approved customers, increased focus on e-commerce, and increased use of promotions, (iv) higher Springleaf information technology expenses in the 2016 period, and (v) higher Springleaf credit and collection related costs in the 2016 period reflecting growth in personal loans, including our auto secured personal loans.

•
Insurance policy benefits and claims increased $28 million for the three months ended June 30, 2016 primarily due to OneMain insurance policy benefits and claims of $32 million in the 2016 period, partially offset by a $4 million decrease in Springleaf insurance policy benefits and claims during the 2016 period primarily due to favorable variances in benefits incurred.

Comparison of Pretax Operating Results for the Six Months Ended June 30, 2016 and 2015

Interest income increased $1.2 billion for the six months ended June 30, 2016 due to the following:

•	Finance charges increased $1.1 billion for the six months ended June 30, 2016 primarily due to the net of the following:

◦
Average net receivables increased for the six months ended June 30, 2016 primarily due to (i) OneMain personal loans acquired as a result of the OneMain Acquisition and (ii) increased originations on our personal loans resulting from our continued focus on personal loans, including our auto secured personal loans. At June 30, 2016, we had over 109,000 auto secured personal loans totaling $1.3 billion compared to over 52,000 auto secured personal loans totaling $632 million at June 30, 2015.

◦	Yield decreased for the six months ended June 30, 2016 primarily due to the continued growth of auto secured personal loans, which generally have lower yields relative to our other personal loans.

•
Interest income on finance receivables held for sale of $56 million for the six months ended June 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and subsequently sold on May 2, 2016.

Interest expense increased $284 million for the six months ended June 30, 2016 primarily due to (i) interest expense on debt acquired as a result of the OneMain Acquisition and (ii) a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

Provision for finance receivable losses increased $335 million for the six months ended June 30, 2016 primarily due to (i) OneMain provision for finance receivable losses of $290 million in the 2016 period and (ii) higher net charge-offs on Springleaf personal loans during the 2016 period reflecting growth in Springleaf personal loans during the past 12 months and a higher Springleaf personal loan delinquency ratio at June 30, 2016.

Other revenues increased $200 million for the six months ended June 30, 2016 when compared to the same period in 2015 primarily due to OneMain insurance, investment, and other revenues totaling $206 million during the 2016 period, partially offset by a decrease in Springleaf investment revenues of $12 million in the 2016 period resulting from lower realized gains on the sale of investment securities and lower investment income generated from an investment in SpringCastle debt, which is eliminated in our consolidating operating results.

Other expenses increased $464 million for the six months ended June 30, 2016 due to the following:

•
Salaries and benefits increased $217 million for the six months ended June 30, 2016 primarily due to (i) OneMain salaries and benefits of $195 million in the 2016 period, (ii) higher variable compensation during the 2016 period reflecting increased originations of Springleaf personal loans, and (iii) increased staffing in the 2016 period.

•
Other operating expenses increased $196 million for the six months ended June 30, 2016 primarily due to (i) OneMain other operating expenses of $165 million in the 2016 period, (ii) higher Springleaf advertising expenses in the 2016 period reflecting increased focus on e-commerce, increased direct mailings to pre-approved customers, and increased use of promotions, (iii) higher Springleaf professional fees in the 2016 period reflecting debt refinance costs and increased business efforts, (iv) higher Springleaf information technology expenses in the 2016 period, and (v) higher Springleaf credit and collection related costs in the 2016 period reflecting growth in personal loans, including our auto secured personal loans.

•
Insurance policy benefits and claims increased $51 million for the six months ended June 30, 2016 primarily due to OneMain insurance policy benefits and claims of $54 million in the 2016 period, partially offset by a $3 million decrease in Springleaf insurance policy benefits and claims during the 2016 period primarily due to favorable variances in benefits incurred.

ACQUISITIONS AND SERVICING

Adjusted pretax operating results and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$—	$118	$102	$242
Interest expense	—	22	20	45
Provision for finance receivable losses	—	18	14	38
Net interest income after provision for finance receivable losses	—	78	68	159
Other revenues	13	13	24	32
Other expenses	11	26	36	55
Adjusted pretax earnings (non-GAAP)	2	65	56	136
Pretax earnings attributable to non-controlling interests	—	33	28	66
Adjusted pretax earnings attributable to OMH (non-GAAP)	$2	$32	$28	$70

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$—	$1,883
Number of accounts			—	253,351
Average net receivables *	$—	$1,932	828	1,984
Yield *	—%	24.47%	24.70%	24.58%
Net charge-off ratio *	—%	3.62%	3.50%	3.70%
Delinquency ratio *			—%	3.75%

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas of key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the SpringCastle Interests Sale.

REAL ESTATE

Adjusted pretax operating results and selected financial statistics for Real Estate (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$15	$17	$30	$35
Interest expense (a)	14	59	27	119
Provision for finance receivable losses	2	(5)	4	(3)
Net interest loss after provision for finance receivable losses	(1)	(37)	(1)	(81)
Other revenues (b)	(6)	3	(17)	6
Other expenses	5	9	12	16
Adjusted pretax loss (non-GAAP)	$(12)	$(43)	$(30)	$(91)

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$219	$619
Number of accounts			2,888	20,121
Average net receivables (c)	$531	$632	$543	$646
Yield (c)	8.76%	8.96%	8.74%	9.10%
Loss ratio (c)	2.51%	3.81%	2.78%	4.26%
Delinquency ratio (c) (d)			17.67%	6.34%
Finance receivables held for sale:
Net finance receivables			$428	$191
Number of accounts			15,596	3,368

(a)
Interest expense decreased $45 million and $92 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015 primarily due to a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

(b)
Other revenues decreased $9 million and $23 million for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015 primarily due to (i) impairments of $3 million and $10 million recognized on our real estate loans held for sale during the three and six months ended June 30, 2016, respectively, and (ii) a decrease in investment revenues during the 2016 periods, as the prior periods reflected higher investment income generated from investing the proceeds of the 2014 real estate loan sales.

(c)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas of key performance ratios.

(d)	Delinquency ratio at June 30, 2016 reflected the retained real estate loan portfolio that was not eligible for sale.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) Springleaf legacy operations in 14 states where we had also ceased branch-based personal lending during 2012; (ii) Springleaf liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) Springleaf lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of Springleaf United Kingdom subsidiary.

Adjusted pretax operating results of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income	$1	$3	$2	$5
Interest expense (a)	1	22	1	32
Provision for finance receivable losses	—	1	—	1
Net interest income (loss) after provision for finance receivable losses	—	(20)	1	(28)
Other expenses (b)	3	13	(1)	15
Adjusted pretax earnings (loss) (non-GAAP)	$(3)	$(33)	$2	$(43)

(a)
Interest expense for the three and six months ended June 30, 2016 when compared to the same periods in 2015 reflected a change in the methodology of allocating interest expense, as previously described in the allocation methodologies table.

(b)
In connection with the sale of our common stock by the Initial Stockholder, we recorded non-cash incentive compensation expense of $15 million in the second quarter of 2015 relating to the rights of certain executives to receive a portion of the cash proceeds received by the Initial Stockholder.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	June 30,
	2016	2015

Net finance receivables:
Personal loans	$13	$22
Retail sales finance	17	34
Total	$30	$56

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

We consider the delinquency status of the finance receivable as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. Although we engage in collection activities well before an account is 60 days past due, we consider finance receivables 60 days or more past due as delinquent and consider the likelihood of collection to decrease at such time. We record an allowance for loan losses to cover expected losses on our finance receivables. See table of net finance receivables held for investment by type and by number of days delinquent in Note 4 of the Notes to Condensed Consolidated Financial Statements.

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

June 30, 2016
TDR net finance receivables	$88	$—	$202	$290
Allowance for TDR finance receivable losses	$36	$—	$12	$48
Number of TDR accounts	17,597	—	3,512	21,109

December 31, 2015
TDR net finance receivables	$46	$13	$201	$260
Allowance for TDR finance receivable losses	$17	$4	$34	$55
Number of TDR accounts	12,449	1,656	3,506	17,611

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

June 30, 2016
TDR net finance receivables	$—	$155	$155
Number of TDR accounts	—	2,857	2,857

December 31, 2015
TDR net finance receivables	$2	$92	$94
Number of TDR accounts	738	1,322	2,060

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

SFC’s Offering of 8.25% Senior Notes

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of the 8.25% SFC Notes due 2020 under the Indenture, pursuant to which OMH provided a guarantee of the notes on a senior unsecured basis. SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017 and the remainder for general corporate purposes. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on this offering.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2016, we (i) completed three consumer loan securitizations, (ii) exercised our right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B, and (iii) deconsolidated the previously issued securitized interests of the SpringCastle Funding Asset-backed Notes 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

During the six months ended June 30, 2016, we (i) extended the revolving periods on five existing revolving conduit facilities, (ii) amended three existing revolving conduit facilities to change the maximum principal balances, and (iii) replaced the 2015 Warehouse Facility with the New Facilities (as defined below) and refinanced two of the New Facilities. Net repayments under the notes of our existing revolving conduit facilities totaled $2.3 billion for the six months ended June 30, 2016.

See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on our personal loan securitizations and revolving conduit facilities.

Subsequent to June 30, 2016, we completed the following transactions:

•
On July 19, 2016, we completed a private securitization transaction in which ODART 2016-1, a wholly owned special purpose vehicle of SFC, issued $754 million principal amount of notes backed by auto secured personal loans with an aggregate UPB of $754 million as of June 30, 2016. $700 million principal amount of the notes issued by ODART 2016-1, represented by Classes A, B and C, were sold to unaffiliated parties at a weighted average interest rate of 2.27%, and $54 million principal amount of Class D notes were retained.

•
On July 25, 2016, OneMain Financial Funding III, LLC, a wholly owned special purpose vehicle of OneMain, sold $83 million principal amount of the previously retained Class C Notes issued by OneMain Financial Issuance Trust 2016-2 to unaffiliated third parties at an interest rate of 5.67%.

•
On July 28, 2016, we amended the note purchase agreement with the OneMain Financial B6 Warehouse Trust to decrease the maximum principal balance from $750 million to $600 million. No amounts were outstanding under the notes as of June 30, 2016.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At June 30, 2016, we had $742 million of cash and cash equivalents, and during the six months ended June 30, 2016, OMH generated net income attributable to OMH of $163 million. Our net cash inflow from operating and investing activities totaled $1.0 billion for the six months ended June 30, 2016. At June 30, 2016, our remaining scheduled principal and interest payments for 2016 on our existing debt (excluding securitizations and borrowings under revolving conduit facilities) totaled $614 million. As of June 30, 2016, we had $3.4 billion UPB of unencumbered personal loans and $745 million UPB of unencumbered real estate loans (including $526 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $658 million for the six months ended June 30, 2016 reflected net income of $191 million, the impact of non-cash items, and an unfavorable change in working capital of $100 million. Net cash provided by operations of $209 million for the six months ended June 30, 2015 reflected net income of $56 million, the impact of non-cash items, and an unfavorable change in working capital of $25 million.

Investing Activities

Net cash provided by investing activities of $370 million for the six months ended June 30, 2016 was primarily due to the SpringCastle Interests Sale and the Lendmark Sale, partially offset by net principal collections and originations of finance receivables held for investment and held for sale. Net cash provided by investing activities of $329 million for the six months ended June 30, 2015 reflected net sales of investment securities during 2015.

Financing Activities

Net cash used for financing activities of $1.2 billion for the six months ended June 30, 2016 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $2.2 billion for the six months ended June 30, 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations and the equity offering.

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

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts that the Springleaf and OneMain insurance subsidiaries may pay as dividends without prior notice to the Indiana Department of Insurance (the “Indiana DOI”) and Texas Department of Insurance (the “Texas DOI”), respectively. The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI/Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI/Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” During the six months ended June 30, 2016, Springleaf insurance subsidiaries paid extraordinary dividends to SFC totaling $63 million and OneMain insurance subsidiaries paid $105 million of extraordinary dividends to OMFH.

OUR DEBT AGREEMENTS

8.25% SFC Notes. On April 11, 2016, OMH entered into a Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $1.0 billion of the 8.25% SFC Notes. As of June 30, 2016, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion of this offering.

5.25% SFC Notes. On December 3, 2014, OMH entered into an Indenture and First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of June 30, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes. On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and $350 million aggregate principal amount of a junior subordinated debenture, on a junior subordinated basis, issued by SFC (collectively, the “Other SFC Notes”). The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2016, approximately $3.3 billion aggregate principal amount of the Other SFC Notes was outstanding.

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

As of June 30, 2016, SFC was in compliance with all of the covenants under its debt agreements.

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

Based upon SFC’s financial results for the 12 months ended March 31, 2016, a mandatory trigger event did not occur with respect to the interest payment due in July of 2016, as SFC was in compliance with both required ratios discussed above.

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

As of June 30, 2016, OMFH was in compliance with all of the covenants under its debt agreements.

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

On January 21, 2016, OMFH entered into four separate bilateral conduit facilities with unaffiliated financial institutions that provide an aggregate $2.4 billion of committed financing on a revolving basis for personal loans originated by OneMain (the “New Facilities”). The New Facilities replaced the 2015 Warehouse Facility that was voluntarily terminated on the same date and, as a result, the financial covenants, including the Net Worth Covenant and the Leverage Covenant in the 2015 Warehouse Facility, were eliminated. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on the replacement of the 2015 Warehouse Facility.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of June 30, 2016, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations:
Springleaf
SLFT 2014-A	$559	$644	$413	$498	2.61%	Personal loans	2 years
SLFT 2015-A	1,163	1,250	1,163	1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years

OneMain
OMFIT 2014-1	760	1,004	635	826	2.54%	Personal loans	2 years
OMFIT 2014-2	1,185	1,325	1,184	1,294	2.93%	Personal loans	2 years
OMFIT 2015-1	1,229	1,397	1,229	1,368	3.74%	Personal loans	3 years
OMFIT 2015-2	1,250	1,346	1,250	1,321	3.07%	Personal loans	2 years
OMFIT 2015-3	293	330	293	323	4.21%	Personal loans	5 years
OMFIT 2016-1	459	569	459	553	4.01%	Personal loans	3 years
OMFIT 2016-2	733	1,007	733	998	4.37%	Personal loans	2 years
OMFIT 2016-3	317	397	317	392	4.33%	Personal loans	5 years

Total consumer securitizations	$8,262	$9,604	$7,990	$9,159

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to eleven conduit facilities with a total borrowing capacity of $4.8 billion as of June 30, 2016, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2016, $325 million was drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” for securitization and conduit transactions completed subsequent to June 30, 2016.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates significantly below those of our maturing unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2016 or December 31, 2015, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of June 30, 2016, we had no repurchase activity related to these sales.

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

Effective April 1, 2016, we changed our accounting policy for derecognition of PCI loans. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

There have been no other material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2016.

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

Key Financial Definitions

Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by 2) in the period
Delinquency ratio	UPB 60 days or more past due (greater than three payments unpaid) as a percentage of UPB
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Loss ratio
annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales of real estate owned, and operating expenses related to real estate owned as a percentage of average real estate loans

Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
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

As of June 30, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Since the Lendmark Sale was completed on May 2, 2016, the risk factor entitled “The Lendmark Sale may not be completed on the expected timeframe, or at all, and may be completed on terms less favorable than anticipated. In addition, the Branch Sellers and Lendmark may have difficulty fulfilling the terms of the Lendmark Sale.” previously disclosed in Part I - Item 1A of our 2015 Annual Report on Form 10-K is no longer applicable and is hereby deleted.

Additionally, the following risk factor relating to the Lendmark Sale previously disclosed in Part I - Item 1A of our 2015 Annual Report on Form 10-K is updated below to reflect the completion of the Lendmark Sale:

Even if we are able to close the Lendmark Sale, the DOJ may impose additional conditions or penalties that could adversely affect us.

Pursuant to the Final Judgment entered into in connection with the “Settlement Agreement” (as described in Note 2 of the Notes to Consolidated Financial Statements in Item 8), we are subject to various ongoing obligations, including a prohibition on entering into certain employee non-compete agreements and obligations under our Transition Services Agreement with Lendmark. Notwithstanding the consummation of the Lendmark Sale, we could be subject to certain penalties, including but not limited to fines and/or injunctions, in the event we violate the terms of the Final Judgment or Settlement Agreement. There can be no assurance that we will not be assessed fines or penalties or subjected to additional actions by the DOJ.

There have been no other material changes to the risk factors included in Part I - Item 1A of our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 87 and incorporated by reference herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	August 5, 2016	By	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

4.1
Second Supplemental Indenture relating to Springleaf Finance Corporation’s 8.250% Senior Notes due 2020, dated as of April 11, 2016, by and among Springleaf Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2016.

4.2
Form of Springleaf Finance Corporation’s 8.250% Senior Notes due 2020 included in, and incorporated by reference to, Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2016.

10.1
OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan, approved by stockholders on May 25, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2016.

18.1	Preferability Letter from PricewaterhouseCoopers LLP dated as of August 5, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

32.1	Section 1350 Certifications.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.