Form 10-Q
period 2016-09-30
OneMain Holdings, Inc.
filed 2016-11-08
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 1, 2016, there were 134,754,696 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$658	$939
Investment securities	1,788	1,867
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $9.8 billion in 2016 and $11.4 billion in 2015)	13,656	13,295
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.7 billion in 2015)	—	1,703
Real estate loans	201	538
Retail sales finance	13	23
Net finance receivables	13,870	15,559
Unearned insurance premium and claim reserves	(608)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $500 million in 2016 and $431 million in 2015)	(672)	(592)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	12,590	14,305
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $435 million in 2015)	166	793
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $548 million in 2016 and $663 million in 2015)	558	676
Goodwill	1,422	1,440
Other intangible assets	507	559
Other assets	664	611

Total assets	$18,353	$21,190

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.3 billion in 2016 and $11.7 billion in 2015)	$13,994	$17,300
Insurance claims and policyholder liabilities	752	747
Deferred and accrued taxes	72	29
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2016 and $15 million in 2015)	489	384
Total liabilities	15,307	18,460
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 134,754,696 and 134,494,172 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	1,545	1,533
Accumulated other comprehensive income (loss)	4	(33)
Retained earnings	1,496	1,308
OneMain Holdings, Inc. shareholders’ equity	3,046	2,809
Non-controlling interests	—	(79)
Total shareholders’ equity	3,046	2,730

Total liabilities and shareholders’ equity	$18,353	$21,190

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions, except earnings (loss) per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income:
Finance charges	$763	$422	$2,271	$1,227
Finance receivables held for sale originated as held for investment	7	5	71	13
Total interest income	770	427	2,342	1,240

Interest expense	215	171	655	500

Net interest income	555	256	1,687	740

Provision for finance receivable losses	263	79	674	233

Net interest income after provision for finance receivable losses	292	177	1,013	507

Other revenues:
Insurance	114	40	342	116
Investment	22	11	66	44
Net loss on repurchases and repayments of debt	—	—	(16)	—
Net gain on sale of SpringCastle interests	—	—	167	—
Net gain (loss) on sales of personal and real estate loans	(4)	—	18	—
Other	26	(4)	49	(6)
Total other revenues	158	47	626	154

Other expenses:
Operating expenses:
Salaries and benefits	191	100	597	305
Acquisition-related transaction and integration expenses	21	14	75	29
Other operating expenses	168	73	512	198
Insurance policy benefits and claims	37	17	128	53
Total other expenses	417	204	1,312	585

Income before provision for income taxes	33	20	327	76

Provision for income taxes	8	1	111	1

Net income	25	19	216	75

Net income attributable to non-controlling interests	—	32	28	98

Net income (loss) attributable to OneMain Holdings, Inc.	$25	$(13)	$188	$(23)

Share Data:
Weighted average number of shares outstanding:
Basic	134,730,251	134,452,763	134,717,870	125,701,635
Diluted	134,987,134	134,452,763	134,949,337	125,701,635
Earnings (loss) per share:
Basic	$0.19	$(0.10)	$1.40	$(0.18)
Diluted	$0.19	$(0.10)	$1.39	$(0.18)

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$25	$19	$216	$75

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	9	(3)	67	(8)
Foreign currency translation adjustments	(1)	—	6	—
Income tax effect:
Net unrealized (gains) losses on non-credit impaired available-for-sale securities	(3)	1	(23)	3
Foreign currency translation adjustments	1	—	(2)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	6	(2)	48	(5)
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(3)	(4)	(9)	(14)
Net realized gain on foreign currency translation adjustments	(5)	—	(5)	—
Income tax effect:
Net realized gains on available-for-sale securities	1	2	3	5
Reclassification adjustments included in net income, net of tax	(7)	(2)	(11)	(9)
Other comprehensive income (loss), net of tax	(1)	(4)	37	(14)

Comprehensive income	24	15	253	61

Comprehensive income attributable to non-controlling interests	—	32	28	98

Comprehensive income (loss) attributable to OneMain Holdings, Inc.	$24	$(17)	$225	$(37)

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2016	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730
Share-based compensation expense, net of forfeitures	—	16	—	—	16	—	16
Withholding tax on vested RSUs	—	(4)	—	—	(4)	—	(4)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	37	—	37	—	37
Net income	—	—	—	188	188	28	216
Balance, September 30, 2016	$1	$1,545	$4	$1,496	$3,046	$—	$3,046

Balance, January 1, 2015	$1	$529	$3	$1,528	$2,061	$(129)	$1,932
Sale of common stock, net of offering costs	—	976	—	—	976	—	976
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	6	—	—	6	—	6
Excess tax benefit from share-based compensation	—	2	—	—	2	—	2
Withholding tax on vested RSUs	—	(4)	—	—	(4)	—	(4)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(58)	(58)
Other comprehensive loss	—	—	(14)	—	(14)	—	(14)
Net income (loss)	—	—	—	(23)	(23)	98	75
Balance, September 30, 2015	$1	$1,524	$(11)	$1,505	$3,019	$(89)	$2,930

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net income	$216	$75
Reconciling adjustments:
Provision for finance receivable losses	674	233
Depreciation and amortization	416	75
Deferred income tax benefit	(99)	(10)
Net gain on liquidation of United Kingdom subsidiary	(5)	—
Net gain on sales of personal and real estate loans	(18)	—
Net loss on repurchases and repayments of debt	16	—
Non-cash incentive compensation from Initial Stockholder	—	15
Share-based compensation expense, net of forfeitures	16	6
Net gain on sale of SpringCastle interests	(167)	—
Other	(7)	(10)
Cash flows due to changes in:
Other assets and other liabilities	92	41
Insurance claims and policyholder liabilities	(50)	22
Taxes receivable and payable	49	(49)
Accrued interest and finance charges	2	(1)
Restricted cash and cash equivalents not reinvested	2	—
Other, net	2	1
Net cash provided by operating activities	1,139	398

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(998)	(593)
Proceeds on sales of finance receivables held for sale originated as held for investment	870	88
Proceeds from sale of SpringCastle interests	101	—
Cash received from CitiFinancial Credit Company	23	—
Available-for-sale securities purchased	(446)	(382)
Trading and other securities purchased	(16)	(1,465)
Available-for-sale securities called, sold, and matured	597	411
Trading and other securities called, sold, and matured	52	2,581
Change in restricted cash and cash equivalents	40	(46)
Proceeds from sale of real estate owned	7	12
Other, net	(26)	(13)
Net cash provided by investing activities	204	593

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	4,552	1,929
Proceeds from issuance of common stock, net of offering costs	—	976
Repayments of long-term debt	(6,155)	(850)
Distributions to joint venture partners	(18)	(58)
Excess tax benefit from share-based compensation	—	2
Withholding tax on RSUs vested	(4)	(4)
Net cash provided by (used for) financing activities	(1,625)	1,995

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	Nine Months Ended September 30,
	2016	2015

Effect of exchange rate changes on cash and cash equivalents	1	—

Net change in cash and cash equivalents	(281)	2,986
Cash and cash equivalents at beginning of period	939	879
Cash and cash equivalents at end of period	$658	$3,865

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,895	$608
Transfer of finance receivables to real estate owned	$7	$8
Net unsettled investment security dispositions (purchases)	$(15)	$40

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At September 30, 2016, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Annual Report on Form 10-K”). We follow the same significant accounting policies for our interim reporting, except for the change in accounting policy discussed below. As a result of the change in accounting policy, we have revised certain sections in our 2015 Annual Report on Form 10-K to reflect the retrospective application of this change in accounting policy, and such revised disclosures are included in exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2016 (the “retrospective Form 8-K”). Therefore, the condensed consolidated financial statements in this report should also be read in conjunction with the retrospective Form 8-K.

CHANGE IN ACCOUNTING POLICY

Effective April 1, 2016, we changed our accounting policy for the derecognition of loans within a purchased credit impaired pool. Historically, we removed loans from a purchased credit impaired pool upon charge-off of the loan, based on the Company’s charge-off accounting policy at their allocated carrying value. Under our new accounting policy, loans will be removed from a purchased credit impaired pool when the loan is written-off, at which time further collections efforts would not be pursued, or sold or repaid. While both methods are acceptable under GAAP, we believe the new method for derecognition of purchased credit impaired loans is preferable as it enhances consistency with our industry peers. As of January 1, 2015, the cumulative effect of applying the change in accounting policy increased shareholders’ equity by $36 million.

For the three and nine months ended September 30, 2016, respectively, the effect of this change in accounting policy was as follows:

•	increased income before provision for income taxes by $24 million and $27 million;

•	increased net income by $15 million and $17 million;

•	increased net income attributable to OMH by $15 million and $15 million;

•	increased basic earnings per share by $0.11 and $0.11; and

•	increased diluted earnings per share by $0.11 and $0.11.

Our policy for derecognition of purchased credit impaired loans following the change described above is presented below:

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

We accrete the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows (the “accretable yield”) into interest income at a level rate of return over the expected lives of the underlying pools of the purchased credit impaired finance receivables. The underlying pools are based on finance receivables with common risk characteristics. We have established policies and procedures to update on a quarterly basis the amount of cash flows we expect to collect, which incorporates assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of then current market conditions. Probable decreases in expected finance receivable cash flows result in the recognition of impairment, which is recognized through the provision for finance receivable losses. Probable significant increases in expected cash flows to be collected would first reverse any previously recorded allowance for finance receivable losses; any remaining increases are recognized prospectively as adjustments to the respective pool’s yield.

Our purchased credit impaired finance receivables remain in our purchased credit impaired pools until liquidation or write-off. We do not reclassify modified purchased credit impaired finance receivables as TDR finance receivables.

We have additionally established policies and procedures related to maintaining the integrity of these pools. A finance receivable will not be removed from a pool unless we sell, foreclose, or otherwise receive assets in satisfaction of a particular finance receivable or a finance receivable is written-off. If a finance receivable is renewed and additional funds are lent and terms are adjusted to current market conditions, we consider this a new finance receivable and the previous finance receivable is removed from the pool. If the facts and circumstances indicate that a finance receivable should be removed from a pool, that finance receivable will be removed at its allocated carrying amount, and such removal will not affect the yield used to recognize accretable yield of the pool.

We have retrospectively applied this change in accounting policy. The effect of this change in accounting policy on the amounts previously reported in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 are included in the following tables.

Revised Condensed Consolidated Statements of Operations

(dollars in millions, except loss per share)	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	As Reported	As Adjusted	As Reported	As Adjusted

Interest income:
Finance charges	$424	$422	$1,234	$1,227
Finance receivables held for sale originated as held for investment	4	5	13	13
Total interest income	428	427	1,247	1,240

Interest expense	171	171	500	500

Net interest income	257	256	747	740

Provision for finance receivable losses	82	79	249	233

Net interest income after provision for finance receivable losses	175	177	498	507

Other revenues:
Insurance	40	40	116	116
Investment	11	11	44	44
Other	—	(4)	(2)	(6)
Total other revenues	51	47	158	154

Other expenses:
Operating expenses:
Salaries and benefits	100	100	305	305
Acquisition-related transaction and integration expenses	14	14	29	29
Other operating expenses	73	73	198	198
Insurance policy benefits and claims	17	17	53	53
Total other expenses	204	204	585	585

Income before provision for income taxes	22	20	71	76

Provision for income taxes	2	1	1	1

Net income	20	19	70	75

Net income attributable to non-controlling interests	31	32	93	98

Net loss attributable to OneMain Holdings, Inc.	$(11)	$(13)	$(23)	$(23)

Share Data:
Weighted average number of shares outstanding:
Basic	134,452,763	134,452,763	125,701,635	125,701,635
Diluted	134,452,763	134,452,763	125,701,635	125,701,635
Loss per share:
Basic	$(0.08)	$(0.10)	$(0.18)	$(0.18)
Diluted	$(0.08)	$(0.10)	$(0.18)	$(0.18)

Revised Condensed Consolidated Statement of Cash Flows

(dollars in millions)	Nine Months Ended September 30, 2015
	As Reported *	As Adjusted

Cash flows from operating activities
Net income	$70	$75
Reconciling adjustments:
Provision for finance receivable losses	249	233
Depreciation and amortization	68	75
Deferred income tax benefit	(10)	(10)
Non-cash incentive compensation from Initial Stockholder	15	15
Share-based compensation expense, net of forfeitures	6	6
Other	(13)	(10)
Cash flows due to changes in:
Other assets and other liabilities	37	41
Insurance claims and policyholder liabilities	22	22
Taxes receivable and payable	(49)	(49)
Accrued interest and finance charges	(1)	(1)
Other, net	1	1
Net cash provided by operating activities	395	398

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(593)	(593)
Proceeds on sales of finance receivables held for sale originated as held for investment	88	88
Available-for-sale securities purchased	(382)	(382)
Trading and other securities purchased	(1,465)	(1,465)
Available-for-sale securities called, sold, and matured	411	411
Trading and other securities called, sold, and matured	2,581	2,581
Change in restricted cash and cash equivalents	(46)	(46)
Proceeds from sale of real estate owned	12	12
Other, net	(13)	(13)
Net cash provided by investing activities	593	593

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	1,929	1,929
Proceeds from issuance of common stock, net of offering costs	976	976
Repayments of long-term debt	(850)	(850)
Distributions to joint venture partners	(59)	(58)
Excess tax benefit from share-based compensation	2	2
Withholding tax on RSUs vested	(4)	(4)
Net cash provided by financing activities	1,994	1,995

Net change in cash and cash equivalents	2,982	2,986
Cash and cash equivalents at beginning of period	879	879
Cash and cash equivalents at end of period	$3,861	$3,865

*
The condensed consolidated statement of cash flows for the nine months ended September 30, 2015 includes a reclassification resulting from our adoption of Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. See Note 3 for further information regarding this ASU.

We have also adjusted the applicable prior period amounts in the Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 herein to reflect the impact of this change in accounting policy.

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

*
During the first half of 2016, we recorded the following adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as new information, which existed as of the acquisition date, became available:

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

Nine Months Ended September 30, 2016
Balance at beginning of period	$1,440
Adjustments to purchase price allocation *	(18)
Balance at end of period	$1,422

*	Goodwill adjustments were recorded at OMFH subsidiary level.

We did not record any impairments to goodwill during the nine months ended September 30, 2016.

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

The unaudited pro forma information also reflects adjustments for the Lendmark Sale (as defined below), as if the Lendmark Sale had been consummated on January 1, 2015. In addition, the pro forma interest income assumes the adjustment of historical finance charges for estimated impacts of accounting for credit impaired loans. The unaudited pro forma financial information does not give effect to the SpringCastle Interests Sale or the August 2016 Real Estate Loan Sale (both of which are defined below).

As of September 30, 2016, we had incurred approximately $137 million of acquisition-related transaction and integration expenses ($75 million incurred during the nine months ended September 30, 2016) in connection with the OneMain Acquisition and the Lendmark Sale (as defined below), which we report as a component of operating expenses. These expenses include transaction costs, technology termination and certain compensation and benefit related costs.

The following table presents the unaudited pro forma financial information:

(dollars in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Interest income	$838	$2,442
Net income attributable to OneMain Holdings, Inc.	27	92

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

In connection with the SpringCastle Interests Sale, the SpringCastle Buyers paid $101 million of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11 million paid into an escrow account on July 29, 2016. Such escrowed funds are expected to be held in escrow for a period of up to five years following March 31, 2016, and, subject to the terms of the purchase agreement and assuming certain portfolio performance requirements are satisfied, paid to the SpringCastle Sellers at the end of such five-year period. In connection with the SpringCastle Interests Sale, we recorded a net gain in other revenues at the time of sale of $167 million.

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless we are terminated, we will remain as servicer of the SpringCastle Portfolio under the servicing agreement for the SpringCastle Funding Trust. In addition, we deconsolidated the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt, as we no longer were considered the primary beneficiary.

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

SFC’S OFFERING OF 8.25% SENIOR NOTES

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “Base Indenture”), as supplemented by a First Supplemental Indenture, dated as of December 3, 2014 (the “First Supplemental Indenture”) and a Second Supplemental Indenture, dated as of April 11, 2016 (the “Second Supplemental Indenture” and, collectively with the Base Indenture and the First Supplemental Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the notes on an unsecured basis.

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

LENDMARK SALE

On November 12, 2015, OMH and the Branch Sellers entered into a purchase and sale agreement with Lendmark Financial Services, LLC (“Lendmark”) to sell 127 Springleaf branches and, subject to certain exclusions, the associated personal loans issued to customers of such branches, fixed non-information technology assets and certain other tangible personal property located in such branches to Lendmark (the “Lendmark Sale”) for a purchase price equal to the sum of (i) the aggregate unpaid balance as of closing of the purchased loans multiplied by 103%, plus (ii) for each interest-bearing purchased loan, an amount equal to all unpaid interest that had accrued on the unpaid balance at the applicable note rate from the most recent interest payment date through the closing, plus (iii) the sum of all prepaid charges and fees and security deposits of the Branch Sellers to the extent arising under the purchased contracts as reflected on the books and records of the Branch Sellers as of closing, subject to certain limitations if the purchase price would exceed $695 million and Lendmark would be unable to obtain financing on certain specified terms. In anticipation of the sale of these branches, SFC transferred $608 million of personal loans from held for investment to held for sale on September 30, 2015.

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

On May 2, 2016, we completed the Lendmark Sale for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance (“UPB”) as of March 31, 2016 of $600 million. We have entered into a transition services agreement with Lendmark dated as of May 2, 2016 (the “Transition Services Agreement”), and our activities will remain subject to the oversight of the Monitoring Trustee appointed by the court pursuant to the Settlement Agreement until the expiration of the Transition Services Agreement. The Transition Services Agreement is currently scheduled to expire on or before February 2, 2017, subject to an additional three-month extension with the permission of the DOJ. Although we continue to take such steps as we believe are necessary to comply with the terms of the Settlement Agreement, no assurance can be given that we will not incur fines or penalties associated with our activities pursuant to the Transition Services Agreement or our efforts to comply with the terms of the Settlement Agreement.

REAL ESTATE LOAN SALE

On August 3, 2016, SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million (the “August 2016 Real Estate Loan Sale”). In connection with this sale, we recorded a net loss in other revenues at the time of sale of $4 million. Unless we are terminated or we resign as servicer, we will continue to service the loans included in this sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Consolidation

In February of 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to reporting entities with variable interests in investment companies from applying certain prior amendments to the VIE guidance. This ASU is applicable to entities across all industries, particularly those that use limited partnerships as well as entities in any industry that outsource decision making or have historically applied related party tiebreakers in their consolidation analysis and disclosures. The standard became effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We have adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

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

Stock Compensation

In March of 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU were adopted as follows:

•
We adopted the amendment requiring recognition of tax benefits related to exercised or vested awards through the income statement rather than additional paid-in capital on a prospective basis as of January 1, 2016. Further, as of January 1, 2016, there was no impact to additional paid-in capital as a result of our adoption of this ASU under the modified retrospective method.

•
We did not adopt the amendment allowing for the use of the actual number of shares vested each period, rather than estimating the number of awards that are expected to vest. We continue to use an estimate as it relates to the number of awards that are expected to vest.

•
We adopted the amendment for the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates, under the modified retrospective basis as of January 1, 2016. This amendment did not have a material impact on our consolidated financial statements.

•
We adopted the amendment requiring the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes to be presented in the financing activities instead of the operating activities, under the retrospective method as of January 1, 2014. This amendment did not have a material impact on our consolidated financial statements.

•
We adopted the amendment requiring the classification of excess tax benefits on the statement of cash flows to be presented in the operating activities instead of the financing activities, under the prospective method as of September 30, 2016. This amendment did not have a material impact on our consolidated financial statements.

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

Revenue Recognition and Derivatives and Hedging

In May of 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815), to rescind certain SEC guidance in Topic 605 and Topic 815 as ASU 2014-09 becomes effective. Our adoption of ASU 2014-09 will bring us into alignment with this ASU. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements and we are in the process of evaluating the expected impacts.

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the nine months ended September 30, 2016, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At September 30, 2016, we had over 2.2 million personal loans representing $13.7 billion of net finance receivables, compared to 2.2 million personal loans totaling $13.3 billion at December 31, 2015.

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

Our finance receivable types also included the SpringCastle Portfolio at December 31, 2015, as defined below:

•
SpringCastle Portfolio — included unsecured loans and loans secured by subordinate residential real estate mortgages that were sold on March 31, 2016, in connection with the SpringCastle Interests Sale. The SpringCastle Portfolio included both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans because the liens are subordinated to superior ranking security interests.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2016
Gross receivables *	$15,607	$—	$200	$14	$15,821
Unearned finance charges and points and fees	(2,175)	—	—	(1)	(2,176)
Accrued finance charges	145	—	1	—	146
Deferred origination costs	79	—	—	—	79
Total	$13,656	$—	$201	$13	$13,870

December 31, 2015
Gross receivables *	$15,353	$1,672	$534	$25	$17,584
Unearned finance charges and points and fees	(2,261)	—	—	(2)	(2,263)
Accrued finance charges	147	31	4	—	182
Deferred origination costs	56	—	—	—	56
Total	$13,295	$1,703	$538	$23	$15,559

*	Gross receivables are defined as follows:

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

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts; additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

Unused lines of credit extended to customers by the Company were as follows:

(dollars in millions)	September 30, 2016	December 31, 2015

Personal loans	$1	$2
SpringCastle Portfolio	—	365
Real estate loans	10	30
Total	$11	$397

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

CREDIT QUALITY INDICATORS

We consider the delinquency status and nonperforming status of the finance receivable as our primary credit quality indicators.

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at September 30, 2016 and at December 31, 2015 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

Delinquent and Nonperforming Finance Receivables

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

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2016
Net finance receivables:
Performing
Current	$12,992	$—	$152	$13	$13,157
30-59 days past due	211	—	14	—	225
60-89 days past due	145	—	7	—	152
Total performing	13,348	—	173	13	13,534
Nonperforming
90-119 days past due	115	—	3	—	118
120-149 days past due	99	—	3	—	102
150-179 days past due	91	—	2	—	93
180 days or more past due	3	—	20	—	23
Total nonperforming	308	—	28	—	336
Total	$13,656	$—	$201	$13	$13,870

Total 60+ delinquent finance receivables	$453	$—	$35	$—	$488

December 31, 2015
Net finance receivables:
Performing
Current	$12,777	$1,588	$486	$22	$14,873
30-59 days past due	170	49	13	—	232
60-89 days past due	127	26	19	—	172
Total performing	13,074	1,663	518	22	15,277
Nonperforming
90-119 days past due	97	16	3	—	116
120-149 days past due	58	12	2	1	73
150-179 days past due	62	11	2	—	75
180 days or more past due	4	1	13	—	18
Total nonperforming	221	40	20	1	282
Total	$13,295	$1,703	$538	$23	$15,559

Total 60+ delinquent finance receivables	$348	$66	$39	$1	$454

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased as part of the following transactions:

•	OneMain Acquisition - effective November 1, 2015, we acquired personal loans (the “OM Loans”), some of which were determined to be credit impaired.

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

At September 30, 2016 and December 31, 2015, finance receivables held for sale totaled $166 million and $793 million, respectively. See Note 6 for further information on our finance receivables held for sale, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans *	Total

September 30, 2016
Carrying amount, net of allowance	$380	$—	$72	$452
Outstanding balance	519	—	109	628
Allowance for purchased credit impaired finance receivable losses	29	—	8	37

December 31, 2015
Carrying amount, net of allowance	$652	$350	$89	$1,091
Outstanding balance	911	482	136	1,529
Allowance for purchased credit impaired finance receivable losses	—	—	12	12

*	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	FA Loans

September 30, 2016
Carrying amount	$56
Outstanding balance	85

December 31, 2015
Carrying amount	$59
Outstanding balance	89

The allowance for purchased credit impaired finance receivable losses at September 30, 2016 and December 31, 2015, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans	Total

Three Months Ended September 30, 2016
Balance at beginning of period	$87	$—	$61	$148
Accretion (a)	(15)	—	(1)	(16)
Reclassifications from nonaccretable difference (b)	—	—	8	8
Transfer due to finance receivables sold	—	—	(11)	(11)
Balance at end of period	$72	$—	$57	$129

Three Months Ended September 30, 2015
Balance at beginning of period	$—	$411	$53	$464
Accretion (a)	—	(19)	(2)	(21)
Reclassifications from nonaccretable difference (b)	—	—	1	1
Balance at end of period	$—	$392	$52	$444

Nine Months Ended September 30, 2016
Balance at beginning of period	$151	$375	$66	$592
Accretion (a)	(56)	(16)	(5)	(77)
Other (c)	(23)	—	—	(23)
Reclassifications from nonaccretable difference (b)	—	—	7	7
Transfer due to finance receivables sold	—	(359)	(11)	(370)
Balance at end of period	$72	$—	$57	$129

Nine Months Ended September 30, 2015
Balance at beginning of period	$—	$452	$54	$506
Accretion (a)	—	(60)	(6)	(66)
Reclassifications from nonaccretable difference (b)	—	—	4	4
Balance at end of period	$—	$392	$52	$444

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Accretion	$2	$1	$4	$4

(b)	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

(c)
Other reflects a measurement period adjustment in the first quarter of 2016 based on a change in the expected cash flows in the purchase credit impaired portfolio related to the OneMain Acquisition. The measurement period adjustment created a decrease of $23 million to the beginning balance of the OM Loans accretable yield.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

September 30, 2016
TDR gross finance receivables (b)	$117	$—	$137	$254
TDR net finance receivables	117	—	138	255
Allowance for TDR finance receivable losses	49	—	11	60

December 31, 2015
TDR gross finance receivables (b)	$46	$14	$200	$260
TDR net finance receivables	46	13	201	260
Allowance for TDR finance receivable losses	17	4	34	55

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

September 30, 2016
TDR gross finance receivables	$—	$90	$90
TDR net finance receivables	—	90	90

December 31, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

(b)	As defined earlier in this Note.

As of September 30, 2016, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

Three Months Ended September 30, 2016
TDR average net receivables	$102	$—	$159	$261
TDR finance charges recognized	4	—	3	7

Three Months Ended September 30, 2015
TDR average net receivables	$30	$12	$199	$241
TDR finance charges recognized	—	1	2	3

Nine Months Ended September 30, 2016
TDR average net receivables	$83	$—	$187	$270
TDR finance charges recognized	7	—	9	16

Nine Months Ended September 30, 2015
TDR average net receivables	$28	$12	$197	$237
TDR finance charges recognized	2	1	8	11

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended September 30, 2016
TDR average net receivables	$—	$112	$112
TDR finance charges recognized	—	2	2

Three Months Ended September 30, 2015
TDR average net receivables	$—	$92	$92
TDR finance charges recognized	—	2	2

Nine Months Ended September 30, 2016
TDR average net receivables	$1	$105	$106
TDR finance charges recognized	—	5	5

Nine Months Ended September 30, 2015
TDR average net receivables	$—	$91	$91
TDR finance charges recognized	—	4	4

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended September 30, 2016
Pre-modification TDR net finance receivables	$48	$—	$3	$51
Post-modification TDR net finance receivables:
Rate reduction	$43	$—	$3	$46
Other (b)	3	—	1	4
Total post-modification TDR net finance receivables	$46	$—	$4	$50
Number of TDR accounts	6,241	—	86	6,327

Three Months Ended September 30, 2015
Pre-modification TDR net finance receivables	$8	$1	$6	$15
Post-modification TDR net finance receivables:
Rate reduction	$3	$1	$3	$7
Other (b)	3	—	2	5
Total post-modification TDR net finance receivables	$6	$1	$5	$12
Number of TDR accounts	1,557	142	95	1,794

Nine Months Ended September 30, 2016
Pre-modification TDR net finance receivables	$148	$1	$13	$162
Post-modification TDR net finance receivables:
Rate reduction	$136	$1	$11	$148
Other (b)	8	—	3	11
Total post-modification TDR net finance receivables	$144	$1	$14	$159
Number of TDR accounts	19,866	157	291	20,314

Nine Months Ended September 30, 2015
Pre-modification TDR net finance receivables	$24	$5	$16	$45
Post-modification TDR net finance receivables:
Rate reduction	$11	$5	$12	$28
Other (b)	9	—	4	13
Total post-modification TDR net finance receivables	$20	$5	$16	$41
Number of TDR accounts	4,900	550	272	5,722

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended September 30, 2016
Pre-modification TDR net finance receivables	$—	$1	$1
Post-modification TDR net finance receivables	$—	$2	$2
Number of TDR accounts	—	39	39

Three Months Ended September 30, 2015
Pre-modification TDR net finance receivables *	$—	$1	$1
Post-modification TDR net finance receivables *	$—	$2	$2
Number of TDR accounts	50	33	83

Nine Months Ended September 30, 2016
Pre-modification TDR net finance receivables *	$—	$3	$3
Post-modification TDR net finance receivables *	$—	$4	$4
Number of TDR accounts	174	90	264

Nine Months Ended September 30, 2015
Pre-modification TDR net finance receivables *	$—	$4	$4
Post-modification TDR net finance receivables *	$—	$5	$5
Number of TDR accounts	50	77	127

*
Pre- and post-modification TDR personal loans held for sale for the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 were less than $1 million and, therefore, are not quantified in the table above.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended September 30, 2016
TDR net finance receivables (b)	$7	$—	$1	$8
Number of TDR accounts	1,080	—	13	1,093

Three Months Ended September 30, 2015
TDR net finance receivables (b) (c)	$1	$—	$1	$2
Number of TDR accounts	343	26	9	378

Nine Months Ended September 30, 2016
TDR net finance receivables (b) (c)	$13	$—	$3	$16
Number of TDR accounts	2,120	19	52	2,191

Nine Months Ended September 30, 2015
TDR net finance receivables (b)	$3	$1	$2	$6
Number of TDR accounts	857	122	35	1,014

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended September 30, 2016
TDR net finance receivables *	$—
Number of TDR accounts	4

Three Months Ended September 30, 2015
TDR net finance receivables *	$—
Number of TDR accounts	1

Nine Months Ended September 30, 2016
TDR net finance receivables	$1
Number of TDR accounts	25

Nine Months Ended September 30, 2015
TDR net finance receivables	$1
Number of TDR accounts	14

*
TDR real estate loans held for sale for the three months ended September 30, 2016 and 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the nine months ended September 30, 2016 and the three months ended September 30, 2015 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

5. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended September 30, 2016
Balance at beginning of period	$587	$—	$20	$1	$608
Provision for finance receivable losses	261	—	2	—	263
Charge-offs	(213)	—	(4)	—	(217)
Recoveries	17	—	1	—	18
Balance at end of period	$652	$—	$19	$1	$672

Three Months Ended September 30, 2015
Balance at beginning of period	$141	$3	$41	$1	$186
Provision for finance receivable losses	61	16	2	—	79
Charge-offs	(58)	(18)	(4)	—	(80)
Recoveries	10	3	2	—	15
Other (a)	(1)	—	—	—	(1)
Balance at end of period	$153	$4	$41	$1	$199

Nine Months Ended September 30, 2016
Balance at beginning of period	$541	$4	$46	$1	$592
Provision for finance receivable losses	652	14	8	—	674
Charge-offs	(585)	(17)	(10)	(1)	(613)
Recoveries	44	3	4	1	52
Other (b)	—	(4)	(29)	—	(33)
Balance at end of period	$652	$—	$19	$1	$672

Nine Months Ended September 30, 2015
Balance at beginning of period	$132	$3	$46	$1	$182
Provision for finance receivable losses	173	53	6	1	233
Charge-offs	(179)	(61)	(15)	(2)	(257)
Recoveries	28	9	4	1	42
Other (a)	(1)	—	—	—	(1)
Balance at end of period	$153	$4	$41	$1	$199

(a)	Other consists of the elimination of allowance for finance receivable losses due to the transfer of personal loans held for investment to finance receivable held for sale on September 30, 2015.

(b)	Other consists of:

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 for further information on this sale; and

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale on June 30, 2016.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

September 30, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$574	$—	$—	$1	$575
Purchased credit impaired finance receivables	29	—	8	—	37
TDR finance receivables	49	—	11	—	60
Total	$652	$—	$19	$1	$672

Finance receivables:
Collectively evaluated for impairment	$13,130	$—	$129	$13	$13,272
Purchased credit impaired finance receivables	409	—	24	—	433
TDR finance receivables	117	—	48	—	165
Total	$13,656	$—	$201	$13	$13,870

Allowance for finance receivable losses as a percentage of finance receivables	4.77%	—%	9.96%	3.55%	4.85%

December 31, 2015
Allowance for finance receivable losses:
Collectively evaluated for impairment	$524	$—	$—	$1	$525
Purchased credit impaired finance receivables	—	—	12	—	12
TDR finance receivables	17	4	34	—	55
Total	$541	$4	$46	$1	$592

Finance receivables:
Collectively evaluated for impairment	$12,599	$1,340	$387	$23	$14,349
Purchased credit impaired finance receivables	652	350	42	—	1,044
TDR finance receivables	44	13	109	—	166
Total	$13,295	$1,703	$538	$23	$15,559

Allowance for finance receivable losses as a percentage of finance receivables	4.07%	0.25%	8.72%	3.46%	3.81%

6. Finance Receivables Held for Sale

We report finance receivables held for sale of $166 million at September 30, 2016 and $793 million at December 31, 2015, which are carried at the lower of cost or fair value. At September 30, 2016, finance receivables held for sale consisted entirely of real estate loans, compared to $617 million of personal loans and $176 million of real estate loans at December 31, 2015. At September 30, 2016 and December 31, 2015, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

On June 30, 2016, we transferred $257 million of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In connection with the August 2016 Real Estate Loan Sale, we sold a portfolio of second lien mortgage loans with a carrying value of $250 million and recorded a net loss in other revenues of $4 million.

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

We did not have any other material transfer activity to or from finance receivables held for sale during each of the three and nine months ended September 30, 2016 and 2015.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$39	$1	$—	$40
Obligations of states, municipalities, and political subdivisions	132	3	—	135
Non-U.S. government and government sponsored entities	116	3	—	119
Corporate debt	1,041	28	(2)	1,067
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	81	1	—	82
Commercial mortgage-backed securities (“CMBS”)	111	1	—	112
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	82	—	—	82
Total bonds	1,602	37	(2)	1,637
Preferred stock (a)	15	—	—	15
Common stock (a)	19	2	—	21
Other long-term investments	2	—	—	2
Total (b)	$1,638	$39	$(2)	$1,675

December 31, 2015
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$112	$—	$(1)	$111
Obligations of states, municipalities, and political subdivisions	140	1	(1)	140
Non-U.S. government and government sponsored entities	126	1	(1)	126
Corporate debt	1,018	3	(22)	999
Mortgage-backed, asset-backed, and collateralized:
RMBS	128	—	—	128
CMBS	117	—	(1)	116
CDO/ABS	71	—	—	71
Total bonds	1,712	5	(26)	1,691
Preferred stock (a)	14	—	(1)	13
Common stock (a)	23	—	—	23
Other long-term investments	2	—	—	2
Total (b)	$1,751	$5	$(27)	$1,729

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at September 30, 2016 and December 31, 2015, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

September 30, 2016
Bonds:
U.S. government and government sponsored entities	$1	$—	$—	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	23	—	2	—	25	—
Non-U.S. government and government sponsored entities	9	—	—	—	9	—
Corporate debt	105	(1)	10	(1)	115	(2)
RMBS	19	—	—	—	19	—
CMBS	38	—	—	—	38	—
CDO/ABS	15	—	—	—	15	—
Total bonds	210	(1)	12	(1)	222	(2)
Preferred stock	4	—	6	—	10	—
Common stock	3	—	—	—	3	—
Other long-term investments	—	—	1	—	1	—
Total	$217	$(1)	$19	$(1)	$236	$(2)

December 31, 2015
Bonds:
U.S. government and government sponsored entities	$102	$(1)	$—	$—	$102	$(1)
Obligations of states, municipalities, and political subdivisions	69	(1)	2	—	71	(1)
Non-U.S. government and government sponsored entities	19	(1)	—	—	19	(1)
Corporate debt	786	(22)	7	—	793	(22)
RMBS	107	—	—	—	107	—
CMBS	104	(1)	5	—	109	(1)
CDO/ABS	71	—	—	—	71	—
Total bonds	1,258	(26)	14	—	1,272	(26)
Preferred stock	2	—	6	(1)	8	(1)
Common stock	16	—	—	—	16	—
Other long-term investments	1	—	—	—	1	—
Total	$1,277	$(26)	$20	$(1)	$1,297	$(27)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 465 and 2,404 investment securities in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at September 30, 2016, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and nine months ended September 30, 2016, we recognized less than $1 million of other-than-temporary impairment credit losses on corporate debt in investment revenues. During the three and nine months ended September 30, 2015, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues.

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$—	$1	$2	$1
Reductions:
Realized due to dispositions with no prior intention to sell	—	—	2	—
Balance at end of period	$—	$1	$—	$1

The proceeds of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Proceeds from sales and redemptions	$57	$168	$344	$374

Realized gains	$3	$4	$10	$15
Realized losses	—	—	(1)	(1)
Net realized gains	$3	$4	$9	$14

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2016 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$152	$152
Due after 1 year through 5 years	623	615
Due after 5 years through 10 years	378	361
Due after 10 years	208	200
Mortgage-backed, asset-backed, and collateralized securities	276	274
Total	$1,637	$1,602

Actual maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of bonds on deposit with insurance regulatory authorities totaled $170 million and $152 million at September 30, 2016 and December 31, 2015, respectively.

TRADING AND OTHER SECURITIES

The fair value of trading and other securities by type was as follows:

(dollars in millions)	September 30, 2016	December 31, 2015

Fixed maturity trading and other securities:
Bonds
Non-U.S. government and government sponsored entities	$3	$3
Corporate debt	97	124
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	2
CMBS	2	2
CDO/ABS	3	—
Total bonds	106	131
Preferred stock	6	6
Total *	$112	$137

*	The fair value of other securities, which we have elected the fair value option, totaled $112 million at September 30, 2016 and $128 million at December 31, 2015.

The net unrealized and realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net unrealized gains (losses) on trading and other securities held at period end	$(2)	$(1)	$6	$3
Net realized gains (losses) on trading and other securities sold or redeemed	4	(1)	4	(2)
Total	$2	$(2)	$10	$1

8. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended September 30, 2016 and 2015 and $1 million for the nine months ended September 30, 2016 and 2015.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for Springleaf investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were less than $1 million for the three months ended September 30, 2016 and 2015. Costs and fees incurred for these investment management services totaled $1 million for the nine months ended September 30, 2016 and 2015.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. See Note 2 for further information on this sale. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Servicing fees revenue totaled $10 million and $21 million for the three and nine months ended September 30, 2016. At September 30, 2016, the servicing fees receivable from the SpringCastle Funding Trust totaled $3 million.

9. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at September 30, 2016 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.94%	5.25% - 8.25%	6.00%

Fourth quarter 2016	$—	$—	$—	$—
First quarter 2017	—	—	—	—
Second quarter 2017	—	—	—	—
Third quarter 2017	—	257	—	257
Fourth quarter 2017	—	1,032	—	1,032
2018	—	—	—	—
2019	—	1,400	—	1,400
2020	—	1,300	—	1,300
2021-2067	—	1,750	350	2,100
Securitizations (b)	8,303	—	—	8,303
Total principal maturities	$8,303	$5,739	$350	$14,392

Total carrying amount	$8,287	$5,535	$172	$13,994
Debt issuance costs (c)	$(19)	$(16)	$—	$(35)

(a)	The interest rates shown are the range of contractual rates in effect at September 30, 2016.

(b)
Securitizations are not included in above maturities by period due to their variable monthly repayments. At September 30, 2016, there were no amounts drawn under our revolving conduit facilities. See Note 10 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $14 million at September 30, 2016 and are reported in other assets.

GUARANTY AGREEMENTS

8.25% SFC Notes

On April 11, 2016, OMH entered into a Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $1.0 billion of the 8.25% SFC Notes. As of September 30, 2016, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding. See Note 2 for further discussion of this offering.

5.25% SFC Notes

On December 3, 2014, OMH entered into the Base Indenture and the First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of September 30, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and $350 million aggregate principal amount of a junior subordinated debenture, on a junior subordinated basis, issued by SFC (collectively, the “Other SFC Notes”). The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2016, approximately $2.9 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into an indenture (the “OMFH Indenture”), among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021 (collectively, the “OMFH Notes”). The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of September 30, 2016, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

Subsequently, on November 8, 2016, OMH agreed to fully, unconditionally, and irrevocably guarantee the OMFH Notes. See Note 18 for further information on OMH’s guarantee of the OMFH Notes.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	September 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$4	$11
Finance receivables:
Personal loans	9,843	11,448
SpringCastle Portfolio	—	1,703
Allowance for finance receivable losses	500	431
Finance receivables held for sale	—	435
Restricted cash and cash equivalents	548	663
Other assets	14	48

Liabilities
Long-term debt	$8,287	$11,654
Other liabilities	14	17

SECURITIZATION TRANSACTIONS

SFC Auto Loan Securitization

ODART 2016-1 Securitization. On July 19, 2016, SFC completed a private securitization transaction in which OneMain Direct Auto Receivables Trust 2016-1 (“ODART 2016-1”), a wholly owned special purpose vehicle of SFC, issued $754 million principal amount of notes backed by direct auto loans with an aggregate UPB of $754 million as of June 30, 2016. $700 million principal amount of the notes issued by ODART 2016-1, represented by Classes A, B and C, were sold to unaffiliated parties at a weighted average interest rate of 2.27%, and $54 million principal amount of Class D notes were retained. The maturity dates of the notes occur on January 15, 2021 for the Class A, May 17, 2021 for the Class B, September 15, 2021 for the Class C and February 15, 2023 for the Class D. The first principal and interest payment on the notes was due on August 15, 2016. The indenture governing the ODART 2016-1 notes contains events of default which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

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

OMFH Consumer Loan Securitizations

OMFIT 2016-1 Securitization. On February 10, 2016, OMFH completed a private securitization transaction in which OneMain Financial Issuance Trust 2016-1 (“OMFIT 2016-1”), a wholly owned special purpose vehicle of OMFH, issued $500 million of notes backed by personal loans. $414 million of the notes issued by OMFIT 2016-1, represented by Classes A and B, were sold to unaffiliated third parties at a weighted average interest rate of 3.79%, and $86 million of the notes issued by OMFIT 2016-1, represented by Classes C and D, were retained by OMFH. The notes mature on February 20, 2029 and have a 34-month revolving period during which no principal payments are required to be made on the notes. These notes are collateralized by a pool of secured and unsecured fixed rate personal loans with an aggregate UPB of $570 million as of February 10, 2016. The indenture governing the notes contains customary early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

On May 17, 2016, $45 million of the notes issued by OMFIT 2016-1, represented by Class C, were sold to unaffiliated third parties at an interest rate of 6.00%.

OMFIT 2016-2 Securitization. On March 23, 2016, OMFH completed a private securitization transaction in which OneMain Financial Issuance Trust 2016-2 (“OMFIT 2016-2”), a wholly owned special purpose vehicle of OMFH, issued $890 million of notes backed by personal loans. $733 million of the notes issued by OMFIT 2016-2, represented by Classes A and B, were sold to unaffiliated third parties at a weighted average interest rate of 4.37%, and $157 million of the notes issued by OMFIT 2016-2, represented by Classes C and D, were retained by OMFH. The notes mature on March 20, 2028 and have a 23-month revolving period during which no principal payments are required to be made on the notes. These notes are collateralized by a pool of secured and unsecured fixed rate personal loans with an aggregate UPB of $1.0 billion as of March 23, 2016. The indenture governing the notes contains customary early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

On July 25, 2016, OneMain Financial Funding III, LLC, a wholly owned special purpose vehicle of OMFH, sold $83 million principal amount of the previously retained Class C Notes issued by OMFIT 2016-2 to unaffiliated third parties at an interest rate of 5.67%.

OMFIT 2016-3 Securitization. On June 7, 2016, OMFH completed a private securitization transaction in which OneMain Financial Issuance Trust 2016-3 (“OMFIT 2016-3”), a wholly owned special purpose vehicle of OMFH, issued $350 million of notes backed by personal loans. $317 million of the notes issued by OMFIT 2016-3, represented by Classes A, B and C, were sold to unaffiliated third parties at a weighted average interest rate of 4.33%, and $33 million of the notes issued by OMFIT 2016-3, represented by Class D, were retained by OMFH. The notes mature on June 18, 2031 and have a 59-month revolving period during which no principal payments are required to be made on the notes. These notes are collateralized by a pool of secured and unsecured fixed rate personal loans with an aggregate UPB of $397 million as of June 7, 2016. The indenture governing the notes contains customary early amortization events and events of default, which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

REVOLVING CONDUIT FACILITIES

Conduit Facilities

As of September 30, 2016, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

Springleaf
First Avenue Funding LLC (a)	$250	$—	June 2018
Midbrook 2013-VFN1 Trust (b)	300	—	February 2018
Mill River 2015-VFN1 Trust (c)	100	—	May 2018
Second Avenue Funding LLC	250	—	June 2018
Springleaf 2013-VFN1 Trust (d)	850	—	January 2018
Sumner Brook 2013-VFN1 Trust	350	—	January 2018
Whitford Brook 2014-VFN1 Trust (e)	250	—	June 2018

OneMain
OneMain Financial B3 Warehouse Trust	350	—	January 2019
OneMain Financial B4 Warehouse Trust	750	—	February 2019
OneMain Financial B5 Warehouse Trust (f)	550	—	February 2019
OneMain Financial B6 Warehouse Trust (g)	600	—	February 2019
Total	$4,600	$—

(a)
First Avenue Funding LLC. On June 30, 2016, we amended the note purchase agreement with the First Avenue Funding LLC (“First Avenue”) to extend the revolving period ending in March 2018 to June 2018. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying direct auto loans and will be due and payable in full 12 months following the maturity of the last direct auto loan held by First Avenue.

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

(d)
Springleaf 2013-VFN1 Trust. On January 21, 2016, we amended the note purchase agreement with the Springleaf 2013-VFN1 Trust to (i) increase the maximum principal balance from $350 million to $850 million and (ii) extend the revolving period ending in April 2017 to January 2018, which may be extended to January 2019, subject to the satisfaction of customary conditions precedent. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period.

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

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated securitization trusts, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and nine months ended September 30, 2016 totaled $81 million and $261 million, respectively, compared to $49 million and $136 million for the three and nine months ended September 30, 2015, respectively.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

As a result of the sales of the mortgage-backed retained certificates during 2014, we (i) deconsolidated the securitization trusts holding the underlying real estate loans and previously issued securitized interests which were reported in long-term debt and (ii) established a reserve for sales recourse obligations of $7 million related to these sales. At September 30, 2016, this reserve totaled $7 million. We had no repurchase activity associated with these sales as of September 30, 2016. See Note 14 for further information on the total reserve for sales recourse obligations relating to our real estate loan sales, including the sales of the mortgage-backed retained certificates.

11. Earnings (Loss) Per Share

The computation of earnings (loss) per share was as follows:

(dollars in millions, except earnings (loss) per share)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Numerator (basic and diluted):
Net income (loss) attributable to OneMain Holdings, Inc.	$25	$(13)	$188	$(23)
Denominator:
Weighted average number of shares outstanding (basic)	134,730,251	134,452,763	134,717,870	125,701,635
Effect of dilutive securities *	256,883	—	231,467	—
Weighted average number of shares outstanding (diluted)	134,987,134	134,452,763	134,949,337	125,701,635
Earnings (loss) per share:
Basic	$0.19	$(0.10)	$1.40	$(0.18)
Diluted	$0.19	$(0.10)	$1.39	$(0.18)

*
We have excluded the following shares in the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2016 and 2015 because these shares would be anti-dilutive, which could impact the earnings (loss) per share calculation in the future:

•	573,658 and 593,331 performance-based shares and 870,645 and 521,127 service-based shares for the three months ended September 30, 2016 and 2015, respectively; and

•	576,437 and 593,068 performance-based shares and 960,032 and 472,259 service-based shares for the nine months ended September 30, 2016 and 2015, respectively.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2016
Balance at beginning of period	$20	$(19)	$4	$5
Other comprehensive income (loss) before reclassifications	6	—	—	6
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	(5)	(7)
Balance at end of period	$24	$(19)	$(1)	$4

Three Months Ended September 30, 2015
Balance at beginning of period	$2	$(13)	$4	$(7)
Other comprehensive loss before reclassifications	(2)	—	—	(2)
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Balance at end of period	$(2)	$(13)	$4	$(11)

Nine Months Ended September 30, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income (loss) before reclassifications	44	—	4	48
Reclassification adjustments from accumulated other comprehensive income (loss)	(6)	—	(5)	(11)
Balance at end of period	$24	$(19)	$(1)	$4

Nine Months Ended September 30, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(5)	—	—	(5)
Reclassification adjustments from accumulated other comprehensive income (loss)	(9)	—	—	(9)
Balance at end of period	$(2)	$(13)	$4	$(11)
Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$3	$4	$9	$14
Income tax effect	(1)	(2)	(3)	(5)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	2	2	6	9

Unrealized gains on foreign currency translation adjustments:
Reclassification from accumulated other comprehensive income (loss) to other revenues	5	—	5	—
Total	$7	$2	$11	$9

13. Income Taxes

At September 30, 2016, we had a net deferred tax asset of $171 million, compared to $95 million at December 31, 2015. The increase in net deferred tax asset of $76 million was primarily due to changes in the fair value of our finance receivables, purchase accounting for debt writedown, and an increase in allowance for finance receivable losses, partially offset by the impact of the SpringCastle Interests Sale and amortization of goodwill for tax purposes.

The effective tax rate for the nine months ended September 30, 2016 was 33.9%, compared to 1.3% for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes. The effective tax rate for the nine months ended September 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

The Company’s unrecognized tax positions, including interest and penalties, totaled $17 million at September 30, 2016 and $15 million at December 31, 2015, $10 million of which would affect the effective tax rate if recognized. The amount of any change in the balance of uncertain tax positions over the next 12 months is not expected to be material to our consolidated financial statements.

14. Contingencies

LEGAL CONTINGENCIES

In the normal course of business, we have been named, from time to time, as defendants in various legal actions, including arbitrations, class actions and other litigation arising in connection with our activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While we will continue to evaluate legal actions to determine whether a loss is reasonably possible or probable and is reasonably estimable, there can be no assurance that material losses will not be incurred from pending, threatened or future litigation, investigations, examinations, or other claims.

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

SALES RECOURSE OBLIGATIONS

Real Estate Loan Sales

At September 30, 2016, our reserve for sales recourse obligations totaled $14 million, which primarily related to the real estate loan sales in 2014. During the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, we had no repurchase activity related to our real estate loan sales in 2014. For the nine months ended September 30, 2015, we repurchased 13 loans, totaling $1 million, associated with the real estate loan sales in 2014. At September 30, 2016, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve.

However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

The activity in our reserve for sales recourse obligations primarily associated with the real estate loan sales during 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015

Balance at beginning of period	$15	$18	$15	$24
Recourse losses	—	—	—	(5)
Provision for recourse obligations, net of recoveries *	(1)	—	(1)	(1)
Balance at end of period	$14	$18	$14	$18

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

We did not establish a reserve for sales recourse obligations associated with the August 2016 Real Estate Loan Sale.

Lendmark Sale

We did not establish a reserve for sales recourse obligations associated with the personal loans sold to Lendmark in May of 2016 due to the higher credit quality of the personal loans sold.

15. Benefit Plans

The following table presents the components of net periodic benefit cost with respect to our defined benefit pension plans:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Components of net periodic benefit cost - pension plans:
Interest cost	$4	$4	$12	$12
Expected return on assets	(5)	(5)	(13)	(14)
Net periodic benefit cost	$(1)	$(1)	$(1)	$(2)

We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At September 30, 2016, our three segments included:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized operations. We also offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as warranty protection. As a result of the OneMain Acquisition, our combined branch operations primarily conduct business in 44 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch operations or through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), our centralized operations originate the loan.

•
Acquisitions and Servicing — We service the SpringCastle Portfolio that was acquired through a joint venture in which we previously owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the sale of our equity interest in the SpringCastle Joint Venture. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans because the liens are subordinated to superior ranking security interests.

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

The remaining components (which we refer to as “Other”) consist of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) Springleaf legacy operations in 14 states where we also ceased branch-based personal lending; (ii) Springleaf liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) Springleaf lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of Springleaf United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

On November 15, 2015, we completed our acquisition of OneMain, and their results are included in our consolidated results for the three and nine months ended September 30, 2016. We include OneMain’s operations within the Consumer and Insurance segment.

The accounting policies of the segments are the same as those disclosed in Note 3 to the consolidated financial statements of our 2015 Annual Report on Form 10-K, except as described below.

Due to the nature of the Fortress and OneMain acquisitions, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables at acquisition, as well as the amortization/accretion in future periods). These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis on which management evaluates segment performance.

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisitions and Servicing - This segment includes interest expense specifically identified to the SpringCastle Portfolio.
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
The net effect of the change in debt allocation and asset base methodologies for the three months ended September 30, 2015, had it been in place as of the beginning of the year, would be an increase in interest expense of $59 million for Consumer and Insurance and a decrease in interest expense of $44 million and $15 million for Real Estate and Other, respectively.

The net effect of the change in debt allocation and asset base methodologies for the nine months ended September 30, 2015, had it been in place as of the beginning of the year, would be an increase in interest expense of $179 million for Consumer and Insurance and a decrease in interest expense of $134 million and $45 million for Real Estate and Other, respectively.

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
Asset base represented the following:
● Consumer and Insurance - average net finance receivables, including average net finance receivables held for sale;
● Real Estate - average net finance receivables, including average net finance receivables held for sale, cash and cash equivalents, investments including proceeds from Real Estate sales; and
● Other - average net finance receivables other than the periods listed below:
●  May 2015 to the OneMain Acquisition - average net finance receivables and cash and cash equivalents, less proceeds from equity issuance in 2015, operating cash reserve and cash included in other segments.

● February 2015 to April 2015 - average net finance receivables and cash and cash equivalents, less operating cash reserve and cash included in other segments.
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

Other expenses
Salaries and benefits - Directly correlated with a specific segment. Other salaries and benefits not directly correlated with a specific segment are allocated to each of the segments based on services provided.

Other operating expenses - Directly correlated with a specific segment. Other operating expenses not directly correlated with a specific segment are allocated to each of the segments based on services provided.

Insurance policy benefits and claims - Directly correlated with a specific segment.

The “Segment to GAAP Adjustment” column in the following tables primarily consists of:

•
Interest income - reverses the impact of premiums/discounts on non-impaired purchased finance receivables and the interest income recognition under guidance in Accounting Standards Codification (“ASC”) 310-20, Nonrefundable Fees and Other Costs, and reestablishes interest income recognition on a historical cost basis;

•	Interest expense - reverses the impact of premiums/discounts on acquired long-term debt and reestablishes interest expense recognition on a historical cost basis;

•
Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis and reverses the impact of recognition of net charge-offs on purchased credit impaired finance receivables and reestablishes the net charge-offs on a historical cost basis;

•	Other revenues - reestablishes the historical cost basis of mark-to-market adjustments on finance receivables held for sale and on realized gains/losses associated with our investment portfolio;

•	Acquisition-related transaction and integration expenses - reestablishes the amortization of purchased software assets on a historical cost basis; and

•
Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets and including amortization of other historical deferred costs.

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2016
Interest income	$827	$—	$10	$1	$—	$(68)	$770
Interest expense	191	—	8	1	—	15	215
Provision for finance receivable losses	224	—	1	—	—	38	263
Net interest income after provision for finance receivable losses	412	—	1	—	—	(121)	292
Other revenues	151	12	(12)	(5)	—	12	158
Acquisition-related transaction and integration expenses	17	—	1	4	—	(1)	21
Other expenses	367	10	8	1	—	10	396
Income (loss) before provision for (benefit from) income taxes	$179	$2	$(20)	$(10)	$—	$(118)	$33

Three Months Ended September 30, 2015
Interest income	$293	$113	$17	$1	$—	$3	$427
Interest expense	43	22	58	16	—	32	171
Provision for finance receivable losses	62	15	(4)	—	—	6	79
Net interest income (loss) after provision for finance receivable losses	188	76	(37)	(15)	—	(35)	177
Other revenues	55	13	(2)	—	(13)	(6)	47
Acquisition-related transaction and integration expenses	—	—	—	14	—	—	14
Other expenses	166	27	8	1	(13)	1	190
Income (loss) before provision for (benefit from) income taxes	77	62	(47)	(30)	—	(42)	20
Income before provision for income taxes attributable to non-controlling interests	—	32	—	—	—	—	32
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$77	$30	$(47)	$(30)	$—	$(42)	$(12)

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Nine Months Ended September 30, 2016
Interest income	$2,507	$102	$40	$3	$—	$(310)	$2,342
Interest expense	551	20	35	2	—	47	655
Provision for finance receivable losses	669	14	5	—	—	(14)	674
Net interest income after provision for finance receivable losses	1,287	68	—	1	—	(343)	1,013
Net gain on sale of SpringCastle interests	—	167	—	—	—	—	167
Other revenues	467	36	(30)	(5)	(11)	2	459
Acquisition-related transaction and integration expenses	62	1	1	19	—	(8)	75
Other expenses	1,140	47	21	—	(11)	40	1,237
Income (loss) before provision for (benefit from) income taxes	552	223	(52)	(23)	—	(373)	327
Income before provision for income taxes attributable to non-controlling interests	—	28	—	—	—	—	28
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$552	$195	$(52)	$(23)	$—	$(373)	$299

Assets	$15,728	$5	$371	$242	$—	$2,007	$18,353

At or for the Nine Months Ended September 30, 2015
Interest income	$818	$355	$52	$6	$—	$9	$1,240
Interest expense	119	67	177	48	(5)	94	500
Provision for finance receivable losses	172	53	(7)	1	—	14	233
Net interest income (loss) after provision for finance receivable losses	527	235	(118)	(43)	5	(99)	507
Other revenues	162	45	4	—	(45)	(12)	154
Acquisition-related transaction and integration expenses	—	—	—	29	—	—	29
Other expenses	471	82	24	16	(40)	3	556
Income (loss) before provision for (benefit from) income taxes	218	198	(138)	(88)	—	(114)	76
Income before provision for income taxes attributable to non-controlling interests	—	98	—	—	—	—	98
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$218	$100	$(138)	$(88)	$—	$(114)	$(22)

Assets *	$5,503	$1,880	$3,551	$2,255	$—	$(24)	$13,165

*
In connection with our policy integration with OneMain, we report unearned insurance premium and claim reserves related to finance receivables (previously reported in insurance claims and policyholder liabilities) as a contra-asset to net finance receivables, which totaled $240 million at September 30, 2015.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2016
Assets
Cash and cash equivalents	$589	$69	$—	$658	$658
Investment securities	35	1,743	10	1,788	1,788
Net finance receivables, less allowance for finance receivable losses	—	—	13,984	13,984	13,198
Finance receivables held for sale	—	—	166	166	166
Restricted cash and cash equivalents	558	—	—	558	558
Other assets:
Commercial mortgage loans	—	—	45	45	45
Escrow advance receivable	—	—	9	9	9
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$14,577	$—	$14,577	$13,994

December 31, 2015
Assets
Cash and cash equivalents	$939	$—	$—	$939	$939
Investment securities	36	1,829	2	1,867	1,867
Net finance receivables, less allowance for finance receivable losses	—	—	15,943	15,943	14,967
Finance receivables held for sale	—	—	819	819	793
Restricted cash and cash equivalents	676	—	—	676	676
Other assets:
Commercial mortgage loans	—	—	62	62	62
Escrow advance receivable	—	—	11	11	11
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$17,616	$—	$17,616	$17,300

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2016
Assets
Cash equivalents in mutual funds	$158	$—	$—	$158
Cash equivalents securities	—	69	—	69
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	40	—	40
Obligations of states, municipalities, and political subdivisions	—	135	—	135
Non-U.S. government and government sponsored entities	—	119	—	119
Corporate debt	—	1,066	1	1,067
RMBS	—	82	—	82
CMBS	—	112	—	112
CDO/ABS	—	81	1	82
Total bonds	—	1,635	2	1,637
Preferred stock	8	7	—	15
Common stock	21	—	—	21
Other long-term investments	—	—	2	2
Total available-for-sale securities *	29	1,642	4	1,675
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	3	—	3
Corporate debt	—	93	4	97
RMBS	—	1	—	1
CMBS	—	2	—	2
CDO/ABS	—	2	1	3
Total bonds	—	101	5	106
Preferred stock	6	—	—	6
Total other securities	6	101	5	112
Total investment securities	35	1,743	9	1,787
Restricted cash in mutual funds	163	—	—	163
Total	$356	$1,812	$9	$2,177

*
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at September 30, 2016, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2015
Assets
Cash equivalents in mutual funds	$240	$—	$—	$240
Investment securities:
Available-for-sale securities
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
Trading and other securities
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

We had no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2016.

The following table presents changes in Level 3 assets measured at fair value on a recurring basis:

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Three Months Ended September 30, 2016
Investment securities:
Available-for-sale securities
Bonds:
Corporate debt	$1	$—	$—	$—	$—	$—	$1
CDO/ABS	—	—	—	1	—	—	1
Total bonds	1	—	—	1	—	—	2
Other long-term investments	1	—	1	—	—	—	2
Total available-for-sale securities	2	—	1	1	—	—	4
Other securities
Bonds:
Corporate debt	4	—	—	—	—	—	4
CDO/ABS	—	—	—	1	—	—	1
Total other securities	4	—	—	1	—	—	5
Total	$6	$—	$1	$2	$—	$—	$9

Three Months Ended September 30, 2015
Investment securities:
Available-for-sale securities
Preferred stock	$—	$—	$—	$10	$—	$—	$10
Other long-term investments	1	—	—	—	—	—	1
Total	$1	$—	$—	$10	$—	$—	$11

		Net gains (losses) included in:		Purchases, sales, issues, settlements (a)	Transfers into Level 3 (b)	Transfers out of Level 3 (c)	Balance at end of period
	Balance at beginning of period	Other revenues	Other comprehensive income (loss)
(dollars in millions)

Nine Months Ended September 30, 2016
Investment securities:
Available-for-sale securities
Bonds:
Corporate debt	$—	$—	$—	$—	$1	$—	$1
CDO/ABS	—	—	—	1	—	—	1
Total bonds	—	—	—	1	1	—	2
Other long-term investments	2	—	—	—	—	—	2
Total available-for-sale securities	2	—	—	1	1	—	4
Other securities
Bonds:
Corporate debt	—	—	—	—	4	—	4
CDO/ABS	—	—	—	1	—	—	1
Total other securities	—	—	—	1	4	—	5
Total	$2	$—	$—	$2	$5	$—	$9

Nine Months Ended September 30, 2015
Investment securities:
Available-for-sale securities
Bonds:
Corporate debt	$4	$—	$—	$(4)	$—	$—	$—
CMBS	3	—	—	—	—	(3)	—
Total bonds	7	—	—	(4)	—	(3)	—
Preferred stock	—	—	—	10	—	—	10
Other long-term investments	1	—	—	—	—	—	1
Total	$8	$—	$—	$6	$—	$(3)	$11

(a)	The detail of purchases and settlements is presented in the table below:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Investment securities:
Purchases
Available-for-sale securities
Bonds:
Corporate debt	$2	$—	$2	$—
CDO/ABS	1	—	1	—
Total bonds	3	—	3	—
Preferred stock	—	10	—	10
Total available-for-sale securities	3	10	3	10
Other securities
Bonds:
CDO/ABS	1	—	1	—
Total purchases	4	10	4	10
Settlements
Available-for-sale securities
Bonds:
Corporate debt	(2)	—	(2)	(4)
Total	$2	$10	$2	$6

(b)	During the nine months ended September 30, 2016, we transferred corporate debt securities totaling $5 million into Level 3 primarily related to the reduced observability of pricing inputs.

(c)	During the nine months ended September 30, 2015, we transferred CMBS securities totaling $3 million out of Level 3 primarily related to the greater observability of pricing inputs.

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

Quantitative information about Level 3 inputs for our assets measured at fair value on a recurring basis for which information about the unobservable inputs was reasonably available to us at September 30, 2016 and December 31, 2015 is as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2016	December 31, 2015
Corporate debt	Discounted cash flows	Yield	2.13% - 10.76% (5.22%)	—
RMBS	Discounted cash flows	Spread	—	665 bps (a)
Other long-term investments	Discounted cash flows and indicative valuations	Historical costs Nature of investment Local market conditions Comparables Operating performance Recent financing activity	(b)	(b)

(a)	At December 31, 2015, RMBS consisted of one bond, which was less than $1 million.

(b)
We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs for other long-term investments. As a result, the weighted average ranges of the inputs for these investment securities are not applicable.

The fair values of the assets using significant unobservable inputs are sensitive and can be impacted by significant increases or decreases in any of those inputs. Level 3 broker-priced instruments, including RMBS (except for the one bond described in note (a) above), CMBS, and CDO/ABS, are excluded from the table above because the unobservable inputs are not reasonably available to us.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *
(dollars in millions)	Level 1	Level 2	Level 3	Total

September 30, 2016
Assets
Finance receivables held for sale	$—	$—	$157	$157
Real estate owned	—	—	6	6
Commercial mortgage loans	—	—	3	3
Total	$—	$—	$166	$166

December 31, 2015
Assets
Real estate owned	$—	$—	$11	$11
Commercial mortgage loans	—	—	8	8
Total	$—	$—	$19	$19

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

Net impairment charges recorded on assets measured at fair value on a non-recurring basis were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Assets
Finance receivables held for sale	$—	$—	$5	$—
Real estate owned	1	1	2	3
Commercial mortgage loans	(1)	—	—	(2)
Total	$—	$1	$7	$1

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our Real Estate segment to their fair value during the second quarter of 2016 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell for the three and nine months ended September 30, 2016 and 2015 and recorded the writedowns in other revenues. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs, as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

In accordance with the authoritative guidance for the accounting for the impairment of commercial mortgage loans, we recorded allowance adjustments on certain impaired commercial mortgage loans reported in our Consumer and Insurance segment to record their fair value for the three and nine months ended September 30, 2016 and 2015 and recorded the net impairments in investment revenues.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned and commercial mortgage loans are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third-party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 was as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	September 30, 2016	December 31, 2015
Finance receivables held for sale	Income approach	Market value for similar type loan transactions to obtain a price point	*	—
Real estate owned	Market approach	Third-party valuation	*	*
Commercial mortgage loans	Market approach Income approach Cost approach	Local market conditions Nature of investment Comparable property sales Operating performance	*	*

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At September 30, 2016, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

18. Subsequent Event

OMH GUARANTY OF OMFH DEBT

On November 8, 2016, OMH entered into a second supplemental indenture (the “Supplemental Indenture”) to the OMFH Indenture, pursuant to which OMH agreed to fully, unconditionally and irrevocably guarantee the outstanding OMFH Notes in accordance with and subject to the terms of the OMFH Indenture. Further, as permitted by the terms of the OMFH Indenture, OMFH intends to satisfy its reporting obligations under the OMFH Indenture with respect to providing OMFH financial information to the holders of the OMFH Notes by furnishing financial information relating to the Company.

See Note 9 for further information on the OMFH Indenture and the OMFH Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	the inability to obtain, or delays in obtaining, cost savings and synergies from the OneMain Acquisition and risks and other uncertainties associated with the integration of the companies;

•	unanticipated expenditures relating to the OneMain Acquisition;

•	any litigation, fines or penalties that could arise relating to the OneMain Acquisition;

•	the impact of the OneMain Acquisition on each company’s relationships with employees and third parties;

•	various risks relating to the Lendmark Sale, in connection with the previously disclosed Settlement Agreement with the DOJ;

•	risks relating to continued compliance with the Settlement Agreement;

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

•
war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, cyber-attacks or other security breaches, or other events disrupting business or commerce;

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

•	risks related to the acquisition or sale of loan portfolios, including delinquencies, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers;

•	the inability to successfully and timely expand our centralized loan servicing capabilities through the integration of the Springleaf and OneMain servicing facilities;

•	risks associated with our insurance operations;

•
the inability to successfully implement our growth strategy for our consumer lending business as well as successfully acquiring portfolios of consumer loans, pursuing acquisitions, and/or establishing joint ventures;

•	declines in collateral values or increases in actual or projected delinquencies or credit losses;

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

•	our continued ability to access the capital markets or the sufficiency of our current sources of funds to satisfy our cash flow requirements;

•	our ability to comply with our debt covenants;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	any material impairment or write-down of the value of our assets;

•	the effects of any downgrade of our debt ratings by credit rating agencies, which could have a negative impact on our cost of and/or access to capital;

•
our substantial indebtedness, which could prevent us from meeting our obligations under our debt instruments and limit our ability to react to changes in the economy or our industry, or our ability to incur additional borrowings;

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•	changes in accounting principles and policies or changes in accounting estimates;

•	any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement; and

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

Overview

On November 15, 2015, we completed our acquisition of OneMain from Citigroup. The acquisition of OneMain has brought together two branch-based consumer finance companies with complementary strategies and locations. Together, we provide personal loans primarily to non-prime customers through our combined network of over 1,800 branch offices in 44 states as of September 30, 2016 and on a centralized basis as part of our centralized operations and our iLoan platform (our online consumer loan origination business). We also write credit and non-credit insurance policies covering our customers and the property pledged as collateral for our personal loans.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our combined branch network and over the internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At September 30, 2016, we had over 2.2 million personal loans, representing $13.7 billion of net finance receivables, of which 43% were secured by collateral, compared to 2.2 million personal loans totaling $13.3 billion at December 31, 2015, of which 27% were secured by collateral. Personal loans held for sale totaled $617 million at December 31, 2015.

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

Our products also included the SpringCastle Portfolio at December 31, 2015, as described below:

•
SpringCastle Portfolio — We service the SpringCastle Portfolio that was acquired through a joint venture in which we previously owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale. These loans consisted of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests.

Our non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale, and in connection with the August 2016 Real Estate Loan Sale, we sold a portfolio of second lien mortgage loans with a carrying value of $250 million. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At September 30, 2016, we had $201 million of real estate loans held for investment, of which 94% were secured by first mortgages, compared to $538 million at December 31, 2015, of which 38% were secured by first mortgages. Real estate loans held for sale totaled $166 million and $176 million at September 30, 2016 and December 31, 2015, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At September 30, 2016, we had three operating segments:

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

•
Diversification of our customer base. Our branch customer base more than doubled as a result of the OneMain Acquisition and, in addition, we believe the OneMain Acquisition will enable us to extend our reach to higher credit score segments than we historically served.

•
Product opportunities and scale benefits. We expect the OneMain Acquisition to enable us to distribute existing Springleaf products through OneMain branches and leverage key OneMain sales practices to achieve greater scale benefits in existing Springleaf branches.

•
Significant cost savings opportunities by combining complementary businesses. We expect the highly complementary nature of our two operating companies, including branch operations, to enable us to achieve significant ongoing cost savings. Expected drivers of cost savings include consolidation of branch operations, elimination of redundant centralized and corporate functions and greater efficiency of marketing programs. We expect to realize approximately $275 million - $300 million of synergies from the OneMain Acquisition, with that amount fully reflected in our results by the end of 2017. We also anticipate incurring approximately $275 million of acquisition-related expenses to consolidate the two operating companies, which we expect to incur primarily during 2016 and the first half of 2017. As of September 30, 2016, we had incurred approximately $137 million of acquisition-related transaction and integration expenses ($75 million incurred during the nine months ended September 30, 2016).

The estimated synergies were derived by comparing the operating expenses expected in the second half of 2017 of the combined operations to the sum of operating expenses expected to be generated on a stand-alone basis, as if each company had the same business strategies. The foregoing estimates of synergies and charges in connection with consolidating the two companies and expectations regarding when they will be fully reflected in our results are subject to various risks, uncertainties and assumptions, many of which are beyond our control. Therefore, no assurance can be given as to when or if they will be realized. See “Forward-Looking Statements” above.

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

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless we are terminated, we will remain as servicer of the SpringCastle Portfolio under the servicing agreement for the SpringCastle Funding Trust.

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

REAL ESTATE LOAN SALE

In connection with the August 2016 Real Estate Loan Sale, we sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million and recorded a net loss in other revenues at the time of sale of $4 million. The proceeds from this sale, together with cash on hand, were used to pay off $375 million aggregate principal amount of our senior notes that matured in the third quarter of 2016. Unless we are terminated or we resign as servicer, we will continue to service the loans included in this sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

LIQUIDATION OF UNITED KINGDOM SUBSIDIARY

On August 16, 2016, we liquidated our United Kingdom subsidiary, Ocean Finance and Mortgages Limited, which had previously ceased originating real estate loans in 2012. In connection with this liquidation, we recorded a net gain in other revenues on the date of liquidation of $5 million resulting from a net realized foreign currency translation gain.

OUTLOOK

On November 15, 2015, we completed the OneMain Acquisition, the most significant acquisition transaction ever undertaken by the Company. Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance and believe the strong credit quality of our loan portfolio will continue as the result of our disciplined underwriting practices and ongoing collection efforts. We also continue to see growth in the volume of secured loan originations, driven by our strategy to increase the proportion of our loan originations that are secured loans in order to mitigate credit risk exposure and the migration of customer activity from traditional channels, such as direct mail to online channels (primarily serviced through our combined branch network), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

During the third quarter of 2016, we completed a number of significant integration initiatives related to the OneMain Acquisition. These initiatives involved substantial changes in operating policies and procedures in the OneMain branch network and significant personnel realignment across our OneMain and Springleaf field management personnel. We developed and implemented unified pricing, credit and underwriting policies across all of our branches and consolidated branch incentive and commission plans. In addition, during the third quarter of 2016, we began preparations for the conversion of approximately 100 of the former OneMain branches (representing approximately 10% of the former OneMain branch network’s net finance receivables) to the Springleaf loan origination and servicing systems. This conversion, as well as the re-branding of all of the Springleaf branches and websites under the “OneMain Financial” name and logo, was completed on October 1, 2016.

Given the volume and breadth of these integration-related changes, the significant time and effort involved with OneMain branch and field management personnel transitioning to new operating policies and procedures and, in the case of the OneMain branches that were converted to the Springleaf loan origination and servicing systems, the significant time and effort expended by OneMain branch personnel in receiving training and becoming familiar with Springleaf’s loan origination and servicing systems, we experienced adverse productivity impacts on loan origination growth during the third quarter of 2016, primarily at the former OneMain branches that have experienced the most significant amount of integration-related changes. We believe this integration-related activity has also resulted in a slight increase in our early stage 30-89 day delinquencies for loans originated in 2016 that is not attributable to normal seasonal activity, but is instead attributable to our impacted branch personnel, primarily at the former OneMain branches having less time available to pursue their normal loan monitoring and collection activities.

Additionally, we have observed an increase in unsecured credit availability to our target customer base in recent months from online lenders and various other unsecured credit providers. Given these market dynamics and in an effort to mitigate our credit risk exposure as part of our disciplined underwriting strategy, we have tightened our underwriting criteria for unsecured personal loans to lower credit tier customers. We have also continued to execute on our strategy of increasing the proportion of our loan originations that are secured loans (which typically have lower credit losses and yields relative to unsecured personal loans), particularly within the former OneMain branches where secured loan originations have historically represented a smaller proportion of total loan originations than those of the former Springleaf branches. While we have been able to increase secured loan originations at former OneMain branches in recent quarters, not every unsecured customer has the collateral or the willingness to take on a secured loan, and we believe this has contributed to slower growth in personal loan net finance receivables than anticipated in the former OneMain branches. Our focus on increasing secured loan originations, combined with the lower productivity experienced at former OneMain branches resulting from the significant integration activities discussed above, have led us to lower our expectations for growth in our personal loan net finance receivables for the balance of 2016 and 2017.

Further, as a result of our experience during the third quarter and given the substantial integration-related systems conversion activity and consolidation of approximately 120 branches that we have planned through the first half of 2017, we believe that there exists the potential for a heightened level of delinquency, net charge-offs and increases in the provision for receivables losses for the balance of 2016 and 2017. Once the branch consolidations and the systems conversion of the former OneMain branches are successfully completed, which we are currently targeting for completion in the first half of 2017, we expect to be well positioned to re-accelerate growth in our personal loan net finance receivables and, with the successful execution of our secured lending and disciplined underwriting strategies, we expect to benefit from lower future credit losses beginning in 2018 consistent with our long-term historical experience prior to the acquisition of OneMain. No assurance can be given, however, that these actions and strategies will be effective, that we will be successful in implementing these actions and strategies, or that we will not incur increased credit losses or declines in or lower growth of our personal loan net finance receivables in the future.

However, with an experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities of capturing the benefits of the OneMain Acquisition and strengthening our capital base through the following key initiatives:

•
Reinvigorating growth in receivables at OneMain through enhanced marketing strategies and product options, including an expansion of our direct auto lending, upon the successful completion of the integration activities planned through the first half of 2017;

•	Growing secured lending originations at OneMain with a goal of enhancing credit performance;

•	Leveraging scale and cost discipline across the company to realize acquisition cost synergies;

•	Reducing leverage;

•	Maintaining a strong liquidity level and diversified funding sources; and

•	Optimizing non-core assets.

In furtherance of our strategic priorities, we regularly consider strategic acquisitions, dispositions and other transactions, and we have been involved in transactions of various magnitudes involving a variety of forms of consideration and financing. There can be no assurance, however, that we will engage in strategic acquisitions, dispositions or other transactions in the future, including any such transactions that are of similar magnitude to any of our prior transactions.

Results of Operations

CONSOLIDATED RESULTS

On November 15, 2015, we completed the OneMain Acquisition. The results of OneMain are included in our consolidated operating results and selected financial statistics for the three and nine months ended September 30, 2016 in the table below. A further discussion of our operating results for each of our operating segments is provided under “Segment Results” below.

(dollars in millions, except earnings (loss) per share)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$770	$427	$2,342	$1,240
Interest expense	215	171	655	500
Provision for finance receivable losses	263	79	674	233
Net interest income after provision for finance receivable losses	292	177	1,013	507
Net gain on sale of SpringCastle interests	—	—	167	—
Other revenues	158	47	459	154
Acquisition-related transaction and integration expenses	21	14	75	29
Other expenses	396	190	1,237	556
Income before provision for income taxes	33	20	327	76
Provision for income taxes	8	1	111	1
Net income	25	19	216	75
Net income attributable to non-controlling interests	—	32	28	98
Net income (loss) attributable to OMH	$25	$(13)	$188	$(23)

Share Data:
Weighted average number of shares outstanding:
Basic	134,730,251	134,452,763	134,717,870	125,701,635
Diluted	134,987,134	134,452,763	134,949,337	125,701,635
Earnings (loss) per share:
Basic	$0.19	$(0.10)	$1.40	$(0.18)
Diluted	$0.19	$(0.10)	$1.39	$(0.18)

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$13,870	$6,439
Number of accounts			2,227,522	1,143,961
Finance receivables held for sale:
Net finance receivables			$166	$789
Number of accounts			3,191	147,675
Finance receivables held for investment and held for sale: (a)
Average net receivables (b)	$13,831	$6,932	$14,682	$6,721
Yield (b)	21.92%	24.25%	21.17%	24.39%
Gross charge-off ratio (b)	6.23%	4.62%	5.57%	5.10%
Recovery ratio (b)	(0.52)%	(0.85)%	(0.47)%	(0.83)%
Net charge-off ratio (b)	5.71%	3.77%	5.10%	4.27%
Delinquency ratio (b)			3.54%	3.53%
Origination volume	$2,220	$1,191	$7,138	$3,293
Number of accounts originated	318,234	219,613	996,742	600,323

(a)	Includes personal loans held for sale, but excludes real estate loans held for sale in order to be comparable with our segment statistics disclosed in “Segment Results.”

(b)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

Comparison of Consolidated Results for the Three Months Ended September 30, 2016 and 2015

Interest income increased for the three months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended September 30, 2016 compared to 2015
Increase in average net receivables	$445
Decrease in yield	(104)
Increase in interest income on finance receivables held for sale	2
Total	$343

•
Average net receivables increased for the three months ended September 30, 2016 primarily due to (i) loans acquired in the OneMain Acquisition and (ii) the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by (i) the SpringCastle Interests Sale, (ii) the Lendmark Sale, and (iii) our liquidating real estate loan portfolio, including the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016.

•
Yield decreased for the three months ended September 30, 2016 primarily due to (i) the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans, (ii) the August 2016 Real Estate Loan Sale of second lien mortgage loans, which generally had higher yields relative to our remaining real estate loans, and (iii) the effects of purchase accounting adjustments relating to the OneMain Acquisition.

•
Interest income on finance receivables held for sale increased for the three months ended September 30, 2016 primarily due to the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016, which were sold on August 3, 2016.

Interest expense increased for the three months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Three Months Ended September 30, 2016 compared to 2015
Increase in average debt	$86
Decrease in weighted average interest rate	(42)
Total	$44

•
Average debt increased for the three months ended September 30, 2016 primarily due to (i) debt acquired in the OneMain Acquisition and (ii) net unsecured debt issued during the past 12 months. This increase was partially offset by (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net repayments under our conduit facilities. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt decreased for the three months ended September 30, 2016 primarily due to (i) debt acquired from the OneMain Acquisition, which generally has a lower weighted average interest rate relative to SFC's weighted average interest rate, and (ii) the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes. The decrease was partially offset by (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness.

Provision for finance receivable losses increased $184 million for the three months ended September 30, 2016 when compared to the same period in 2015 primarily due to (i) net charge-offs of $144 million during the 2016 period resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth during the past 12 months. This increase was partially offset by (i) the absence of net charge-offs on the previously owned SpringCastle Portfolio and (ii)

the continued refinement of our estimates of allowance for finance receivable losses and their related assumptions based on ongoing integration and alignment of collection and charge-off practices.

Other revenues increased $111 million for the three months ended September 30, 2016 when compared to the same period in 2015 primarily due to the net of (i) other revenues of $95 million during the 2016 period resulting from the OneMain Acquisition, which consisted of insurance revenues of $71 million, investment revenues of $14 million, and remaining other revenues of $10 million, (ii) $10 million of servicing charge income for the SpringCastle Portfolio in the 2016 period, (iii) foreign currency translation adjustment gain of $5 million in the 2016 period resulting from the liquidation of our United Kingdom subsidiary, and (iv) net loss on the August 2016 Real Estate Loan Sale of $4 million in the 2016 period.

Acquisition-related transaction and integration costs of $21 million and $14 million for the three months ended September 30, 2016 and 2015, respectively, reflected increased costs relating to the OneMain Acquisition and the Lendmark Sale, including branch and system conversions, information technology costs, certain compensation and benefit related costs, and other costs and fees that would not have been incurred in the ordinary course of business. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses increased $206 million for the three months ended September 30, 2016 when compared to the same period in 2015 due to the following:

•
Salaries and benefits increased $91 million for the three months ended September 30, 2016 primarily due to salaries and benefits of $96 million in the 2016 period resulting from the OneMain Acquisition. This increase was partially offset by a decrease in Springleaf average staffing as a result of the Lendmark Sale in May of 2016.

•
Other operating expenses increased $95 million for the three months ended September 30, 2016 due to other operating expenses of $95 million in the 2016 period resulting from the OneMain Acquisition, which consisted primarily of advertising expenses of $25 million, occupancy costs of $20 million, amortization on other intangible assets of $16 million, and information technology expenses of $12 million.

•
Insurance policy benefits and claims increased $20 million for the three months ended September 30, 2016 primarily due to insurance policy benefits and claims of $30 million in the 2016 period resulting from the OneMain Acquisition, partially offset by a $10 million decrease in Springleaf insurance policy benefits and claims during the 2016 period primarily due to favorable variances in benefit reserves.

Provision for income taxes totaled $8 million for the three months ended September 30, 2016 compared to $1 million for the same period in 2015. The effective tax rate for the three months ended September 30, 2016 was 24.5% compared to 4.5% for the same period in 2015. The effective tax rate for the three months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of discrete tax benefits from our early implementation of ASU 2016-09 (see Note 3 of the Notes to Condensed Consolidated Financial Statements for further information on this ASU) and the income tax treatment of the net realized foreign currency translation gain arising from our United Kingdom subsidiary liquidation. The effective tax rate for the three months ended September 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2016 and 2015

Interest income increased for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Nine Months Ended September 30, 2016 compared to 2015
Increase in average net receivables	$1,428
Decrease in yield	(391)
Increase in number of days in 2016	7
Increase in interest income on finance receivables held for sale	58
Total	$1,102

•
Average net receivables increased for the nine months ended September 30, 2016 primarily due to (i) loans acquired in the OneMain Acquisition and (ii) the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by (i) the SpringCastle Interests Sale, (ii) the transfer of $608 million of personal loans to finance receivables held for sale on September 30, 2015, and (iii) our liquidating real estate loan portfolio, including the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016.

•
Yield decreased for the nine months ended September 30, 2016 primarily due to (i) the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans, (ii) the August 2016 Real Estate Loan Sale of second lien mortgage loans, which generally had higher yields relative to our remaining real estate loans, and (iii) the effects of purchase accounting adjustments relating to the OneMain Acquisition.

•
Interest income on finance receivables held for sale increased for the nine months ended September 30, 2016 primarily due to (i) the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016, and (ii) the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016, which were sold on August 3, 2016.

Interest expense increased for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the net of the following:

(dollars in millions)

Nine Months Ended September 30, 2016 compared to 2015
Increase in average debt	$324
Decrease in weighted average interest rate	(169)
Total	$155

•
Average debt increased for the nine months ended September 30, 2016 primarily due to (i) debt acquired in the OneMain Acquisition and (ii) net unsecured debt issued during the past 12 months. This increase was partially offset by (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net repayments under our conduit facilities. See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt decreased for the nine months ended September 30, 2016 primarily due to (i) debt acquired from the OneMain Acquisition, which generally has a lower weighted average interest rate relative to SFC's weighted average interest rate, and (ii) the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes. The decrease was partially offset by (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness.

Provision for finance receivable losses increased $441 million for the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to (i) net charge-offs of $319 million during the 2016 period resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth during the past 12 months. This increase was partially offset by (i) lower net charge-offs on the previously owned SpringCastle Portfolio reflecting the SpringCastle Interests Sale and the improved central servicing performance as the acquired portfolio matured under our ownership, (ii) lower net charge-offs on our real estate loans reflecting the liquidating status of the real estate loan portfolio and the transfer of $257 million of real estate loans to finance receivables held for sale on June 30, 2016, and (iii) the continued refinement of our estimates of allowance for finance receivable losses and their related assumptions based on ongoing integration and alignment of collection and charge-off practices.

Net gain on sale of SpringCastle interests of $167 million for the nine months ended September 30, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016. See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on the sale.

Other revenues increased $305 million for the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to the net of (i) other revenues of $290 million during the 2016 period resulting from the OneMain Acquisition, which consisted of insurance revenues of $220 million, investment revenues of $44 million, and remaining other revenues of $26 million, (ii) $21 million of servicing charge income for the SpringCastle Portfolio in the 2016 period, (iii) net gain on sales of personal and real estate loans of $18 million in the 2016 period, (iv) increase in Springleaf insurance revenues of $6 million reflecting higher earned credit premiums during the 2016 period, (v) foreign currency translation adjustment gain of $5 million in the 2016 period resulting from the liquidation of our United Kingdom subsidiary, (vi) decrease in Springleaf investment revenues of $22 million during the 2016 period primarily due to lower realized gains on the sale of investment securities and a decrease in invested assets, and (vii) net loss on repurchases and repayments of debt of $16 million in the 2016 period.

Acquisition-related transaction and integration costs of $75 million and $29 million for the nine months ended September 30, 2016 and 2015, respectively, reflected increased costs relating to the OneMain Acquisition and the Lendmark Sale, including branch and system conversions, information technology costs, certain compensation and benefit related costs, and other costs and fees that would not have been incurred in the ordinary course of business. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses increased $681 million for the nine months ended September 30, 2016 when compared to the same period in 2015 due to the following:

•
Salaries and benefits increased $292 million for the nine months ended September 30, 2016 primarily due to (i) salaries and benefits of $291 million in the 2016 period resulting from the OneMain Acquisition and (ii) an increase in Springleaf average staffing during the 2016 period prior to the Lendmark Sale. This increase was partially offset by non-cash incentive compensation expense of $15 million recorded in the second quarter of 2015 relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock by the Initial Stockholder.

•
Other operating expenses increased $314 million for the nine months ended September 30, 2016 primarily due to (i) other operating expenses of $286 million in the 2016 period resulting from the OneMain Acquisition, which consisted primarily of advertising expenses of $71 million, occupancy costs of $59 million, amortization on other intangible assets of $54 million, and information technology expenses of $38 million, (ii) an increase in Springleaf information technology expenses of $9 million during the 2016 period, (iii) an increase in Springleaf advertising expenses of $9 million during the 2016 period, and (iv) an increase in Springleaf professional fees of $8 million during the 2016 period primarily reflecting debt refinance costs.

•
Insurance policy benefits and claims increased $75 million for the nine months ended September 30, 2016 primarily due to insurance policy benefits and claims of $89 million in the 2016 period resulting from the OneMain Acquisition, partially offset by a $14 million decrease in Springleaf insurance policy benefits and claims during the 2016 period primarily due to favorable variances in benefit reserves.

Provision for income taxes totaled $111 million for the nine months ended September 30, 2016 compared to $1 million for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 was 33.9% compared to 1.3% for the same period in 2015. The effective tax rate for the nine months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes. The effective tax rate for the nine months ended September 30, 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio. The effective tax rate for the nine months ended September 30, 2016 differed from the same period in 2015 primarily due to the SpringCastle Interests Sale. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio.

NON-GAAP FINANCIAL MEASURES

Segment Accounting Basis

We report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables at acquisition, as well as the amortization/accretion in future periods). These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. See Note 16 of the Notes to Condensed Consolidated Financial Statements for a complete discussion of our segment accounting. We believe the Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis on which management evaluates segment performance.

The reconciliations of income (loss) before provision for income taxes attributable to OMH on a GAAP basis (purchase accounting) to the same amounts under a Segment Accounting Basis were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income (loss) before provision for income taxes attributable to OMH - GAAP basis	$33	$(12)	$299	$(22)
GAAP to Segment Accounting Basis adjustments: (a) (b)
Interest income	68	(3)	310	(9)
Interest expense	15	32	47	94
Provision for finance receivable losses	38	6	(14)	14
Other revenues	(12)	6	(2)	12
Acquisition-related transaction and integration expenses	(1)	—	(8)	—
Other expenses	10	1	40	3
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$151	$30	$672	$92

(a)	The GAAP to Segment Accounting Basis adjustments primarily consists of:

•
Interest income - reverses the impact of premiums/discounts on non-impaired purchased finance receivables and the interest income recognition under guidance in ASC 310-20, Nonrefundable Fees and Other Costs, and reestablishes interest income recognition on a historical cost basis;

•	Interest expense - reverses the impact of premiums/discounts on acquired long-term debt and reestablishes interest expense recognition on a historical cost basis;

•
Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis and reverses the impact of recognition of net charge-offs on purchased credit impaired finance receivables and reestablishes the net charge-offs on a historical cost basis;

•	Other revenues - reestablishes the historical cost basis of mark-to-market adjustments on finance receivables held for sale and on realized gains/losses associated with our investment portfolio;

•	Acquisition-related transaction and integration expenses - reestablishes the amortization of purchased software assets on a historical cost basis; and

•
Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets and including amortization of other historical deferred costs.

(b)	Purchase accounting was not elected at the segment level.

We also report selected financial statistics relating to the net finance receivables and credit quality of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a Segment Accounting Basis.

Adjusted Pretax Earnings (Loss)

Management uses adjusted pretax earnings (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax earnings (loss) represents income (loss) before provision for (benefit from) income taxes on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain (loss) on sales of personal and real estate loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from accelerated repayment and repurchases of long-term debt, debt refinance costs, and net loss on liquidation of our United Kingdom subsidiary. Management believes adjusted pretax earnings (loss) is useful in assessing the profitability of our segments and uses adjusted pretax earnings (loss) in evaluating our operating performance. Adjusted pretax earnings (loss) is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before provision for (benefit from) income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before provision for (benefit from) income taxes attributable to OMH on a Segment Accounting Basis to adjusted pretax earnings (loss) (non-GAAP) were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Consumer and Insurance
Income before provision for income taxes - Segment Accounting Basis	$179	$77	$552	$218
Adjustments:
Acquisition-related transaction and integration expenses	17	—	62	—
Net gain on sale of personal loans	—	—	(22)	—
Net loss on repurchases and repayments of debt	—	—	13	—
Debt refinance costs	—	—	4	—
Adjusted pretax earnings (non-GAAP)	$196	$77	$609	$218

Acquisitions and Servicing
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$2	$30	$195	$100
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)	—
Acquisition-related transaction and integration expenses	—	—	1	—
SpringCastle transaction costs	—	—	1	—
Adjusted pretax earnings attributable to OMH (non-GAAP)	$2	$30	$30	$100

Real Estate
Loss before benefit from income taxes - Segment Accounting Basis	$(20)	$(47)	$(52)	$(138)
Adjustments:
Net loss on sale of real estate loans	12	—	12	—
Net loss on repurchases and repayments of debt	—	—	1	—
Acquisition-related transaction and integration expenses	1	—	1	—
Debt refinance costs	—	—	1	—
Adjusted pretax loss (non-GAAP)	$(7)	$(47)	$(37)	$(138)

Other
Loss before benefit from income taxes - Segment Accounting Basis	$(10)	$(30)	$(23)	$(88)
Adjustments:
Acquisition-related transaction and integration expenses	4	14	19	29
Net loss on liquidation of United Kingdom subsidiary	5	—	5	—
Adjusted pretax earnings (loss) (non-GAAP)	$(1)	$(16)	$1	$(59)

Total
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$151	$30	$672	$92
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)	—
Acquisition-related transaction and integration expenses *	22	14	83	29
Net loss (gain) on sales of personal and real estate loans	12	—	(10)	—
Net loss on repurchases and repayments of debt	—	—	14	—
Net loss on liquidation of United Kingdom subsidiary	5	—	5	—
Debt refinance costs	—	—	5	—
SpringCastle transaction costs	—	—	1	—
Total adjusted pretax earnings attributable to OMH (non-GAAP)	$190	$44	$603	$121

*	Acquisition-related transaction and integration expenses include the following costs incurred as a result of the OneMain Acquisition and the Lendmark Sale:

•	Compensation and employee benefit costs, including retention awards and severance costs;

•	Accelerated amortization of acquired software asset;

•	Branch renovations, including refurbishments to the OneMain brand;

•	Branch infrastructure and other fixed asset integration costs;

•	Information technology costs, such as internal platform development, software upgrades and licenses, and technology termination costs;

•	Legal fees;

•	Project management costs;

•	System conversions, including payroll, marketing, risk, and finance functions; and

•	Other costs and fees directly related to the OneMain Acquisition and integration.

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements for (i) a description of our segments, (ii) reconciliations of segment totals to condensed consolidated financial statement amounts, (iii) methodologies used to allocate revenues and expenses to each segment, and (iv) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax operating results and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$827	$293	$2,507	$818
Interest expense	191	43	551	119
Provision for finance receivable losses	224	62	669	172
Net interest income after provision for finance receivable losses	412	188	1,287	527
Other revenues	151	55	458	162
Other expenses	367	166	1,136	471
Adjusted pretax earnings (non-GAAP)	$196	$77	$609	$218

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$13,485	$4,044
Number of accounts			2,217,588	870,877
Finance receivables held for sale:
Net finance receivables			$—	$608
Number of accounts			—	144,392
Finance receivables held for investment and held for sale:
Average net receivables *	$13,416	$4,476	$13,436	$4,130
Yield *	24.51%	25.97%	24.92%	26.43%
Gross charge-off ratio *	6.97%	5.19%	7.64%	5.79%
Recovery ratio *	(0.74)%	(0.89)%	(0.73)%	(0.89)%
Net charge-off ratio *	6.23%	4.30%	6.91%	4.90%
Delinquency ratio *			3.33%	2.90%
Origination volume	$2,219	$1,167	$7,118	$3,227
Number of accounts originated	318,234	219,613	996,742	600,323

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

Comparison of Pretax Operating Results for the Three Months Ended September 30, 2016 and 2015

Interest income, which consisted entirely of finance charges, increased $534 million for the three months ended September 30, 2016 primarily due to the net of the following:

•
Average net receivables increased for the three months ended September 30, 2016 primarily due to (i) loans acquired in the OneMain Acquisition and (ii) the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by the Lendmark Sale.

•
Yield decreased for the three months ended September 30, 2016 primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

Interest expense increased $148 million for the three months ended September 30, 2016 primarily due to (i) interest expense on debt acquired in the OneMain Acquisition and (ii) a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Provision for finance receivable losses increased $162 million for the three months ended September 30, 2016 primarily due to (i) provision for finance receivable losses of $138 million in the 2016 period resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth during the past 12 months. This increase was partially offset by the continued refinement of our estimates of allowance for finance receivable losses and their related assumptions based on ongoing integration and alignment of collection and charge-off practices.

Other revenues increased $96 million for the three months ended September 30, 2016 when compared to the same period in 2015 primarily due to other revenues of $98 million during the 2016 period resulting from the OneMain Acquisition, which consisted of insurance revenues of $71 million, investment revenues of $17 million, and remaining other revenues of $10 million.

Other expenses increased $201 million for the three months ended September 30, 2016 due to the following:

•
Salaries and benefits increased $93 million for the three months ended September 30, 2016 primarily due to salaries and benefits of $96 million in the 2016 period resulting from the OneMain Acquisition. This increase was partially offset by a decrease in Springleaf average staffing as a result of the Lendmark Sale in May of 2016.

•
Other operating expenses increased $88 million for the three months ended September 30, 2016 primarily due to (i) other operating expenses of $85 million in the 2016 period resulting from the OneMain Acquisition, which consisted primarily of advertising expenses of $25 million, occupancy costs of $20 million, and information technology expenses of $15 million, and (ii) an increase in Springleaf information technology expenses of $2 million during the 2016 period.

•
Insurance policy benefits and claims increased $20 million for the three months ended September 30, 2016 primarily due to insurance policy benefits and claims of $30 million in the 2016 period resulting from the OneMain Acquisition, partially offset by a $10 million decrease in Springleaf insurance policy benefits and claims during the 2016 period primarily due to favorable variances in benefit reserves.

Comparison of Pretax Operating Results for the Nine Months Ended September 30, 2016 and 2015

Interest income increased $1.7 billion for the nine months ended September 30, 2016 due to the following:

•	Finance charges increased $1.6 billion for the nine months ended September 30, 2016 primarily due to the net of the following:

◦
Average net receivables increased for the nine months ended September 30, 2016 primarily due to (i) loans acquired in the OneMain Acquisition and (ii) the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015.

◦
Yield decreased for the nine months ended September 30, 2016 primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale of $56 million for the nine months ended September 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $432 million for the nine months ended September 30, 2016 primarily due to (i) interest expense on debt acquired in the OneMain Acquisition and (ii) a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Provision for finance receivable losses increased $497 million for the nine months ended September 30, 2016 primarily due to (i) provision for finance receivable losses of $428 million in the 2016 period resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth during the past 12 months. This increase was partially offset by the continued refinement of our estimates of allowance for finance receivable losses and their related assumptions based on ongoing integration and alignment of collection and charge-off practices.

Other revenues increased $296 million for the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to other revenues of $304 million during the 2016 period resulting from the OneMain Acquisition, which consisted of insurance revenues of $220 million, investment revenues of $58 million, and remaining other revenues of $26 million, partially offset by a decrease in Springleaf investment revenues of $16 million in the 2016 period resulting from lower realized gains on the sale of investment securities and a decrease in invested assets.

Other expenses increased $665 million for the nine months ended September 30, 2016 due to the following:

•
Salaries and benefits increased $310 million for the nine months ended September 30, 2016 primarily due to (i) salaries and benefits of $291 million in the 2016 period resulting from the OneMain Acquisition and (ii) an increase in Springleaf average staffing during the 2016 period prior to the Lendmark Sale.

•
Other operating expenses increased $284 million for the nine months ended September 30, 2016 primarily due to (i) other operating expenses of $250 million in the 2016 period resulting from the OneMain Acquisition, which consisted primarily of advertising expenses of $71 million, occupancy costs of $59 million, and information technology expenses of $45 million, (ii) an increase in Springleaf information technology expenses of $9 million during the 2016 period, (iii) an increase in Springleaf advertising expenses of $9 million during the 2016 period, (iv) an increase in Springleaf professional fees of $8 million during the 2016 period primarily reflecting debt refinance costs, and (v) an increase Springleaf credit and collection related costs of $5 million in the 2016 period reflecting growth in our loan portfolio.

•
Insurance policy benefits and claims increased $71 million for the nine months ended September 30, 2016 primarily due to insurance policy benefits and claims of $84 million in the 2016 period resulting from the OneMain Acquisition, partially offset by a $13 million decrease in Springleaf insurance policy benefits and claims during the 2016 period primarily due to favorable variances in benefit reserves.

ACQUISITIONS AND SERVICING

Adjusted pretax operating results and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$—	$113	$102	$355
Interest expense	—	22	20	67
Provision for finance receivable losses	—	15	14	53
Net interest income after provision for finance receivable losses	—	76	68	235
Other revenues	12	13	36	45
Other expenses	10	27	46	82
Adjusted pretax earnings (non-GAAP)	2	62	58	198
Pretax earnings attributable to non-controlling interests	—	32	28	98
Adjusted pretax earnings attributable to OMH (non-GAAP)	$2	$30	$30	$100

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$—	$1,789
Number of accounts			—	242,660
Average net receivables *	$—	$1,834	552	1,934
Yield *	—%	24.52%	24.61%	24.56%
Net charge-off ratio *	—%	3.20%	3.48%	3.54%
Delinquency ratio *			—%	4.06%

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

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

REAL ESTATE

Adjusted pretax operating results and selected financial statistics for Real Estate (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$10	$17	$40	$52
Interest expense (a)	8	58	35	177
Provision for finance receivable losses	1	(4)	5	(7)
Net interest income (loss) after provision for finance receivable losses	1	(37)	—	(118)
Other revenues (b)	—	(2)	(17)	4
Other expenses	8	8	20	24
Adjusted pretax loss (non-GAAP)	$(7)	$(47)	$(37)	$(138)

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables			$210	$591
Number of accounts			3,847	19,001
Average net receivables (c)	$215	$605	$433	$633
Yield (c)	6.97%	9.15%	8.43%	9.11%
Loss ratio (c)	7.81%	3.29%	3.61%	3.95%
Delinquency ratio (c) (d)			17.62%	7.25%
Finance receivables held for sale:
Net finance receivables			$168	$186
Number of accounts			3,191	3,283

(a)
Interest expense decreased $50 million and $142 million for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015 primarily due to a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 16 of the Notes to Condensed Consolidated Financial Statements, and the reallocation of interest expense to the Consumer and Insurance segment as a result of the August 2016 Real Estate Loan Sale.

(b)
Other revenues decreased $21 million for the nine months ended September 30, 2016, when compared to the same period in 2015 primarily due to (i) impairments of $10 million recognized on our real estate loans held for sale during the nine months ended September 30, 2016 and (ii) a decrease in investment revenues during the 2016 period, as the prior period reflected higher investment income generated from investing the proceeds of the 2014 real estate loan sales.

(c)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

(d)	Delinquency ratio at September 30, 2016 reflected the retained real estate loan portfolio that was not eligible for sale.

OTHER

“Other” consists of our other non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) Springleaf legacy operations in 14 states where we had also ceased branch-based personal lending during 2012; (ii) Springleaf liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) Springleaf lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of Springleaf United Kingdom subsidiary prior to its liquidation on August 16, 2016.

Adjusted pretax operating results of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest income	$1	$1	$3	$6
Interest expense (a)	1	16	2	48
Provision for finance receivable losses	—	—	—	1
Net interest income (loss) after provision for finance receivable losses	—	(15)	1	(43)
Other revenues	—	—	—	—
Other expenses (b)	1	1	—	16
Adjusted pretax earnings (loss) (non-GAAP)	$(1)	$(16)	$1	$(59)

(a)
Interest expense for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 reflected a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 16 of the Notes to Condensed Consolidated Financial Statements.

(b)
In connection with the sale of our common stock by the Initial Stockholder, we recorded non-cash incentive compensation expense of $15 million in the second quarter of 2015 relating to the rights of certain executives to receive a portion of the cash proceeds received by the Initial Stockholder.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	September 30,
	2016	2015

Net finance receivables:
Personal loans	$13	$19
Retail sales finance	14	29
Total	$27	$48

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

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

September 30, 2016
TDR net finance receivables	$117	$—	$138	$255
Allowance for TDR finance receivable losses	$49	$—	$11	$60
Number of TDR accounts	21,435	—	1,944	23,379

December 31, 2015
TDR net finance receivables	$46	$13	$201	$260
Allowance for TDR finance receivable losses	$17	$4	$34	$55
Number of TDR accounts	12,449	1,656	3,506	17,611

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

September 30, 2016
TDR net finance receivables	$—	$90	$90
Number of TDR accounts	—	1,284	1,284

December 31, 2015
TDR net finance receivables	$2	$92	$94
Number of TDR accounts	738	1,322	2,060

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

Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2016, we (i) completed three consumer loan securitizations and one auto securitization, (ii) exercised our right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B, and (iii) deconsolidated the previously issued securitized interests of the SpringCastle Funding Asset-backed Notes 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

During the nine months ended September 30, 2016, we (i) extended the revolving periods on four existing revolving conduit facilities, (ii) amended four existing revolving conduit facilities to change the maximum principal balances, and (iii) replaced the 2015 Warehouse Facility with the New Facilities (as defined below) and refinanced two of the New Facilities. Net repayments under the notes of our existing revolving conduit facilities totaled $2.6 billion for the nine months ended September 30, 2016.

See Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements for further information on our long-term debt, consumer loan securitization transactions and conduit facilities.

Other Transactions

In addition to cash received from our senior notes offering and securitization transactions, our sources of funds were favorably impacted by the following transactions:

•	SpringCastle Interests Sale;

•	Lendmark Sale; and

•	August 2016 Real Estate Loan Sale.

See Note 2 of the Notes to Condensed Consolidated Financial Statements for further information on these transactions.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At September 30, 2016, we had $658 million of cash and cash equivalents, and during the nine months ended September 30, 2016, we generated net income attributable to OMH of $188 million. Our net cash inflow from operating and investing activities totaled $1.3 billion for the nine months ended September 30, 2016. At September 30, 2016, our remaining scheduled interest payments for 2016 on our existing debt (excluding securitizations) totaled $209 million, and we had no remaining scheduled principal payments for 2016 on our existing debt. As of September 30, 2016, we had $3.8 billion UPB of unencumbered personal loans and $439 million UPB of unencumbered real estate loans (including $230 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $1.1 billion for the nine months ended September 30, 2016 reflected net income of $216 million, the impact of non-cash items, and a favorable change in working capital of $97 million. Net cash provided by operations of $398 million for the nine months ended September 30, 2015 reflected net income of $75 million, the impact of non-cash items, and a favorable change in working capital of $14 million.

Investing Activities

Net cash provided by investing activities of $204 million for the nine months ended September 30, 2016 was primarily due to the SpringCastle Interests Sale, the Lendmark Sale, and the August 2016 Real Estate Loan Sale, partially offset by net principal collections and originations of finance receivables held for investment and held for sale. Net cash provided by investing activities of $593 million for the nine months ended September 30, 2015 was primarily attributable to net sales of investment securities during 2015.

Financing Activities

Net cash used for financing activities of $1.6 billion for the nine months ended September 30, 2016 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $2.0 billion for the nine months ended September 30, 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations and the April 2015 OMH equity offering.

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

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, a prolonged inability to adequately access capital market funding, and unanticipated expenditures in connection with the integration of OneMain. We intend to support our liquidity position by utilizing some or all the following strategies:

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

•	obtaining new and extending existing secured revolving facilities to provide committed liquidity in case of prolonged market fluctuations.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

State law restricts the amounts that the Springleaf and OneMain insurance subsidiaries may pay as dividends without prior notice to the Indiana Department of Insurance (the “Indiana DOI”) and Texas Department of Insurance (the “Texas DOI”), respectively. The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12-month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” During the nine months ended September 30, 2016, Springleaf insurance subsidiaries paid extraordinary dividends to SFC totaling $63 million and OneMain insurance subsidiaries paid $105 million of extraordinary dividends to OMFH.

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

As of September 30, 2016, SFC was in compliance with all of the covenants under its debt agreements.

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

Pursuant to the terms of the debenture, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the debenture otherwise payable on the next interest payment date and pays such amount to the holders of the debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters.

Based upon SFC’s financial results for the 12 months ended September 30, 2016, a mandatory trigger event did not occur with respect to the interest payment due in January of 2017, as SFC was in compliance with both required ratios discussed above.

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

As of September 30, 2016, OMFH was in compliance with all of the covenants under its debt agreements.

Subsequently, on November 8, 2016, OMH agreed to fully, unconditionally, and irrevocably guarantee the OMFH Notes. See Note 18 of the Notes to Condensed Consolidated Financial Statements for further information on OMH’s guarantee of the OMFH Notes.

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

On January 21, 2016, OMFH entered into four separate bilateral conduit facilities with unaffiliated financial institutions that provide an aggregate $2.4 billion of committed financing on a revolving basis for personal loans originated by OneMain (the “New Facilities”). The New Facilities replaced the 2015 Warehouse Facility that was voluntarily terminated on the same date and, as a result, the financial covenants, including the Net Worth Covenant and the Leverage Covenant in the 2015 Warehouse Facility, were eliminated. As of September 30, 2016, the aggregate borrowing capacity of the New Facilities totaled $2.25 billion. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on the replacement of the 2015 Warehouse Facility.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of September 30, 2016, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Collateral Type	Revolving Period

Consumer Securitizations:
Springleaf
SLFT 2014-A	$559	$644	$315	$401	2.67%	Personal loans	2 years
SLFT 2015-A	1,163	1,250	1,163	1,258	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	338	3.78%	Personal loans	5 years

OneMain
OMFIT 2014-1	760	1,004	496	736	2.60%	Personal loans	2 years
OMFIT 2014-2	1,185	1,325	1,033	1,165	2.99%	Personal loans	2 years
OMFIT 2015-1	1,229	1,397	1,229	1,395	3.74%	Personal loans	3 years
OMFIT 2015-2	1,250	1,346	1,250	1,349	3.07%	Personal loans	2 years
OMFIT 2015-3	293	330	293	330	4.21%	Personal loans	5 years
OMFIT 2016-1	459	569	459	561	4.01%	Personal loans	3 years
OMFIT 2016-2	816	1,007	816	1,005	4.50%	Personal loans	2 years
OMFIT 2016-3	317	397	317	396	4.33%	Personal loans	5 years

Total consumer securitizations	8,345	9,604	7,685	8,934

Auto Securitization:
Springleaf
ODART 2016-1	700	754	618	688	2.30%	Direct auto loans	N/A (c)

Total secured structured financings	$9,045	$10,358	$8,303	$9,622

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

(c)	Not applicable.

In addition to the structured financings included in the table above, we had access to eleven conduit facilities with a total borrowing capacity of $4.6 billion as of September 30, 2016, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements. At September 30, 2016, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” for securitization and conduit transactions completed subsequent to September 30, 2016.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates significantly below those of our maturing unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2016 or December 31, 2015, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of September 30, 2016, we had no repurchase activity related to these sales.

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

Effective April 1, 2016, we changed our accounting policy for derecognition of purchased credit impaired loans. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information.

There have been no other material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2016.

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
Fixed charge ratio
earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends

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

As of September 30, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in Part I, Item 1A of our 2015 Annual Report on Form 10-K, except for changes previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 5, 2016, and as set forth below:

The OneMain Acquisition may not achieve its intended results, and we may be unable to successfully integrate our and OneMain’s operations.

We acquired OneMain with the expectation that the OneMain Acquisition will result in various benefits, including, among other things, cost savings and operating efficiencies. Achieving the anticipated benefits of the OneMain Acquisition is subject to a number of uncertainties (many of which are outside our control), including whether our business and the business of OneMain can be integrated in an efficient and effective manner.

The integration of OneMain is a complex, costly and time-consuming process, and the significant size and scale of OneMain increases the risks to which we are subject relative to other acquired businesses. Such risks include the following, any of which could adversely affect our business, financial condition or results of operations or our ability to achieve the anticipated benefits of the OneMain Acquisition:

•
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements.

•	There may be increased risk due to integrating financial reporting and internal control systems.

•
Difficulties in combining operations of the two companies could also result in the loss of contract counterparties or other persons with whom we or OneMain conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or OneMain conduct business.

•
The integration process could result in the diversion of management and employee attention and resources or other disruptions that may adversely affect our ability to grow our business, pursue loan monitoring and collection activities, or achieve the anticipated benefits of the OneMain Acquisition. During the third quarter of 2016, we completed a number of significant integration initiatives related to the OneMain Acquisition which involved a significant investment of time and effort by OneMain branch and field management personnel, as described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Outlook.” We believe these integration-related activities contributed to lower than expected loan origination growth during the third quarter of 2016, primarily at the former OneMain branches, and an increase in our early stage 30-89 day delinquencies for loans originated in 2016. Given the substantial integration-related systems conversion activity and branch consolidation that we have planned through the first half of 2017, we may experience a heightened level of delinquency, net charge-offs and increases in the provision for receivables losses for the balance of 2016 and 2017. No assurance can be given, however, that we will not continue to incur increased credit losses or declines in, or lower growth of, our personal loan net finance receivables in the future once the OneMain integration has been completed.

If we experience difficulties or delays with the OneMain integration process, or if our assumptions underlying expectations regarding the OneMain Acquisition prove to be inaccurate, the anticipated benefits, expense savings and synergies may not be realized fully or at all, or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, increased credit losses or decreases in the amount of expected revenues, any of which could adversely affect our future business, financial condition, operating results and prospects. Our results of operations following the OneMain Acquisition could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occurred prior to the closing of the OneMain Acquisition.

Additionally, since the closing of the OneMain Acquisition, we remain reliant on Citigroup, the former parent company of OMFH, to provide certain operational services and support to OneMain, and a failure by Citigroup to perform such services could materially increase our costs or disrupt our business, which could adversely affect our financial condition and results of operations.

Our recent underwriting changes and strategy of increasing the proportion of secured loan originations within our loan portfolio may lead to declines in, or slower growth than anticipated of, our personal loan net finance receivables and yield, which could have a material adverse effect on our business, results of operations and growth prospects.

During the third quarter of 2016, in response to an increase in unsecured credit availability to our target customer base from online lenders and various other unsecured credit providers and an increase in our early stage 30-89 day delinquencies for loans originated in 2016, we tightened our underwriting criteria for unsecured personal loans to lower credit tier customers. As a result of these changes to our underwriting criteria, we are generally not underwriting new personal loans to this segment of our customer base absent collateral. We have also continued to execute on our strategy of increasing the proportion of our loan originations that are secured loans, particularly within the former OneMain branches where secured loan originations have historically represented a smaller proportion of total loan originations than those of the former Springleaf branches. Secured loans typically carry lower yields relative to unsecured personal loans. If we are unable to successfully convert lower credit tier customers to our secured loan products or otherwise increase new originations of secured personal loans, this will adversely affect our ability to grow personal loan net finance receivables. In addition, as secured loans continue to represent a larger proportion of our loan portfolio, our yields may be lower than our historical yields in prior periods.

If our estimates of finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance in ASC 450, Contingencies and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for finance receivable losses, our provision may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements. See Note 3 of the Notes to Condensed Consolidated Financial Statements for more information on this new accounting standard.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In connection with the Company’s rebranding to OneMain Financial, the uniform resource locator (“URL”) of the Company’s website was recently changed to https://www.onemainfinancial.com. Information required to be posted to the Company’s website under SEC rules and New York Stock Exchange (“NYSE”) listing standards is now available at this new URL under “Investor Relations.” Additionally, the Company intends to disclose any amendment or waiver to the Company’s Code of Business Conduct and Ethics or Code of Ethics for Principal Executive and Senior Financial Officers requiring disclosure under applicable SEC or NYSE rules at this new URL under “Investor Relations” in lieu of filing a Form 8-K with the SEC.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 91 and incorporated by reference herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	November 8, 2016	By	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

10.1	Separation and Release of Claims Agreement dated July 31, 2016 for Minchung (Macrina) Kgil.*

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

32.1	Section 1350 Certifications.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.