Form 10-K
period 2016-12-31
OneMain Holdings, Inc.
filed 2017-02-21
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2016 was $1,294,536,412.

At February 14, 2017, there were 135,224,927 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•
the inability to obtain, or delays in obtaining, cost savings and synergies from the OneMain Acquisition and risks and other uncertainties associated with the integration of the companies (the OneMain Acquisition is described in “Business Overview” in Part I - Item 1 of this report);

•	unanticipated expenditures relating to the OneMain Acquisition;

•	any litigation, fines or penalties that could arise relating to the OneMain Acquisition;

•	the impact of the OneMain Acquisition on our relationships with employees and third parties;

•
various risks relating to the Lendmark Sale, in connection with the Settlement Agreement with the U.S. Department of Justice (the “DOJ”) (the “Lendmark Sale” and the “Settlement Agreement” are described in “Recent Developments and Outlook” in Part II - Item 7 of this report);

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

•
risks related to the acquisition or sale of assets or businesses or the formation, termination or operation of joint ventures or other strategic alliances or arrangements, including delinquencies, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers;

•
the inability to successfully and timely expand our centralized loan servicing capabilities through the integration of the Springleaf and OneMain servicing facilities (“Springleaf” and “OneMain” are defined in “Business Overview” in Part I - Item 1 of this report);

•	risks associated with our insurance operations, including insurance claims that exceed our expectations or insurance losses that exceed our reserves;

•
the inability to successfully implement our growth strategy for our consumer lending business as well as successfully acquiring portfolios of consumer loans, pursuing acquisitions, and/or establishing joint ventures;

•	declines in collateral values or increases in actual or projected delinquencies or credit losses;

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) (which, among other things, established the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations;

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

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•	changes in accounting principles and policies or changes in accounting estimates;

•	effects of the pending merger of Fortress Investment Group LLC (“Fortress”) to an affiliate of SoftBank Group Corp. (“SoftBank”);

•
any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement (“SpringCastle Portfolio” is defined in “Business Overview” in Part I - Item 1 of this report and “SpringCastle Interests Sale” is defined in “Recent Developments and Outlook” in Part II - Item 7 of this report);

•
the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing of these loans, including the environmental liability and costs for damage caused by hazardous waste if a real estate loan goes into default; and

•	other risks described in “Risk Factors” in Part I - Item 1A of this report.

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

PART I

Item 1. Business.

BUSINESS OVERVIEW

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, “the Company,” “we,” “us,” or “our.”

As one of the nation’s largest consumer finance companies, we:

•	provide responsible personal loan products;

•	offer credit and non-credit insurance;

•	service loans owned by us and service or subservice loans owned by third-parties;

•	pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and

•	may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

As part of our acquisition strategy, on November 15, 2015, OMH, through its wholly owned subsidiary, Independence Holdings, LLC, (“Independence”) completed the acquisition of OneMain Financial Holdings, LLC (“OMFH”) from CitiFinancial Credit Company (“Citigroup”) for $4.5 billion in cash (the “OneMain Acquisition”). OMFH, collectively with its subsidiaries, is referred to in this report as “OneMain.” OMH and its subsidiaries (other than OneMain) is referred to in this report as “Springleaf.”

The OneMain Acquisition brought together two branch-based consumer finance companies with complementary strategies and locations. Together, we provide origination, underwriting and servicing of personal loans, primarily to non-prime customers. We believe we are well positioned for future growth, with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2016, we had $13.6 billion of personal loans due from over 2.2 million customer accounts across 44 states.

Our combined network of over 1,800 branches as of December 31, 2016 and expert personnel is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides our current and prospective customers the option of obtaining an unsecured personal loan via our website, www.onemainfinancial.com.

In connection with our personal loan business, Springleaf and OneMain insurance subsidiaries offer our customers credit and non-credit insurance, which are described below.

We also pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios and other financial assets, as well as fee-based opportunities in servicing loans for others in connection with potential strategic portfolio acquisitions through our centralized operations. See “Centralized Operations” below for further information on our centralized servicing centers. We service the loans acquired through a joint venture in which we previously owned a 47% equity interest (the “SpringCastle Portfolio”). On March 31, 2016, the SpringCastle Portfolio was sold in connection with the “SpringCastle Interests Sale.” For more information on this transaction and other recent developments, see “Recent Developments and Outlook” in Part II - Item 7 of this report.

The Company’s predecessor, Springleaf Holdings, LLC, was formed as a Delaware limited liability company in August 2013. In connection with our initial public offering of common stock, we executed a reorganization in October 2013 and converted Springleaf Holdings, LLC into Springleaf Holdings, Inc., a Delaware corporation. In November 2015, Springleaf Holdings, Inc. changed its name to OneMain Holdings, Inc. in connection with the closing of the OneMain Acquisition.

At December 31, 2016, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress. On February 14, 2017, SoftBank and Fortress announced that they have entered into a definitive merger agreement under which SoftBank intends to acquire Fortress. As currently planned, Fortress’s senior investment professionals are expected to remain in place and will retain their significant participation interests in fund performance. Fortress also announced that they will operate within SoftBank as an independent business headquartered in New York.

The following chart summarizes our organization structure as a result of the OneMain Acquisition. The chart is provided for illustrative purposes only and does not represent all of OMH’s subsidiaries or obligations.
INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving the large and growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to the Federal Reserve Bank of New York, as of September 30, 2016, the U.S. consumer finance industry had approximately $3.5 trillion of outstanding borrowings in the form of personal loans, vehicle loans and leases, credit cards, home equity lines of credit, and student loans. Furthermore, slower economic growth has resulted in an increase in the number of non-prime consumers in the United States.

Our industry’s traditional lenders have undergone fundamental changes, forcing many to retrench and in some cases to exit the market altogether. In addition, we believe that recent regulatory developments create a disincentive for these lenders to resume or support lending to non-prime borrowers. As a result, while the number of non-prime consumers in the United States has grown in recent years, the supply of consumer credit to this demographic has contracted. We believe this large and growing number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our business model.

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

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2016, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

Following the OneMain Acquisition, we include OneMain’s operations within the Consumer and Insurance segment. See Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for more information about our segments.

Consumer and Insurance

We originate and service secured and unsecured personal loans and offer voluntary credit and non-credit insurance and related products through our combined branch network, our digital platform, and our centralized operations. Personal loan origination and servicing, along with our insurance products, forms the core of our operations. As a result of the OneMain Acquisition, our combined branch operations included over 1,800 branch offices in 44 states as of December 31, 2016. In addition, our centralized support operations provide underwriting and servicing support to branch operations.

Our insurance business is conducted through Springleaf insurance subsidiaries, Merit Life Insurance Co. (“Merit”) and Yosemite Insurance Company (“Yosemite”), which are both wholly owned subsidiaries of Springleaf Finance Corporation (“SFC”), and OneMain’s insurance subsidiaries, American Health and Life Insurance Company (“AHL”) and Triton Insurance Company (“Triton”). Merit and AHL are life and health insurance companies that write credit life, credit disability, and non-credit insurance. Merit is licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands, and AHL is licensed in 49 states, the District of Columbia, and Canada. Yosemite and Triton are property and casualty insurance companies that write credit involuntary unemployment and collateral protection insurance. Yosemite is licensed in 46 states, and Triton is licensed in 50 states, the District of Columbia, and Canada.

Products and Services. Our personal loan portfolio is comprised of assets that have performed well through weak market conditions. Our personal loans are non-revolving, fixed rate, fixed term of three to six years, and secured by consumer goods, automobiles, or other personal property, or unsecured. Our loans have no pre-payment penalties.

Since mid-2014, our direct auto loan program has further expanded our product offerings. Direct auto offers a customized solution for our current and prospective customers, similar in nature to our secured personal loans, but larger in size based on the collateral of newer cars with higher values. Proceeds are typically used to pay-off an existing auto loan with another lender, make home improvements, or finance the purchase of a new or used vehicle. Our direct auto loans are reported in our personal loans, which are included in our Consumer and Insurance segment. At December 31, 2016, we had over $1.8 billion of direct auto loans.

We offer the following optional credit insurance products to our customers:

•
Credit life insurance — Insures the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provides for payment to the lender of the finance receivable in the event of the borrower’s death.

•	Credit disability insurance — Provides scheduled monthly loan payments to the lender during borrower’s disability due to illness or injury.

•	Credit involuntary unemployment insurance — Provides scheduled monthly loan payments to the lender during borrower’s involuntary unemployment.

•	Collateral protection insurance — Protects the value of property pledged as collateral for the finance receivable.

We also offer optional, non-credit insurance policies, which are primarily traditional level-term life policies with very limited underwriting.

In addition, we offer optional auto membership plans from an unaffiliated company. We have no risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this product in other revenues — other. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer.

Customer Development. We staff each of our branch offices with local, well-trained personnel who have significant experience in the industry. Our business model revolves around an origination, underwriting, and servicing process that leverages each branch office’s local community presence, and helps us develop personal relationships with our customers. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also leads to additional lending opportunities.

We solicit prospective customers, as well as current and former customers, through a variety of direct mail offers, targeted online advertising, and local marketing. We use proprietary modeling and targeting, along with data purchased from credit bureaus, alternative data providers, and our existing data/experience to acquire and develop new and profitable customer relationships.

Our digital platform allows current and prospective customers the ability to apply for a personal loan online, at onemainfinancial.com. Many of our new customer applications are sourced online, delivered via targeted marketing, search engine tools, banner advertisements, e-mail, internet loan aggregators, and affiliates. Most online applications are closed in a branch, however we do close a small portion of our loans remotely outside the branch.

Through our merchant referral program, merchants refer their customers to us and we originate a loan directly to the customer to facilitate a retail purchase. This program allows us to apply our proprietary underwriting capabilities to these loans and gives us direct access to a prospective new customer, in which we can build a relationship that could lead to opportunities to offer additional products and services. Our branch employees actively solicit new relationships with merchants in their communities, and we believe this program provides us with a significant opportunity to grow our customer base and finance receivables.

Our OneMain Rewards program is designed to encourage credit education, positive customer behavior, and brand engagement. Customers earn rewards for a range of activities, such as consistently paying their bills on time and interacting with us on social media. Unlike traditional rewards programs, OneMain Rewards allows members to accrue points for tasks that help them establish and build their credit, such as viewing personal financial education videos, completing budgeting tutorials, credit score monitoring, and making on-time payments. Members can choose to redeem their points for a variety of gift cards, which include national retailers, restaurants, and other merchants.

Our iLoan brand is a separate offering which is tailored toward customers who prefer an end-to-end online and centrally serviced product. iLoan is a stand-alone platform which leverages our expertise in analytics, marketing and technology to create an efficient online borrowing experience. We use learnings from the development of iLoan across the OneMain enterprise to enhance our digital capabilities.

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

Acquisitions and Servicing

We service the SpringCastle Portfolio that was acquired through a joint venture in which we previously owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale as discussed in “Recent Developments and Outlook” in Part II - Item 7 of this report. These loans consisted of unsecured loans and loans secured by subordinate residential real estate mortgages and included both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests.

Real Estate

Since we ceased real estate lending in January 2012, our real estate loans have been in a liquidating status. In 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our real estate loans. During 2016, we sold $308 million real estate loans held for sale. At December 31, 2016, our real estate loans held for investment totaled $144 million and comprised 1% of our net finance receivables. Real estate loans held for sale totaled $153 million at December 31, 2016.

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

We currently have servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; London, Kentucky; Fort Mill, South Carolina and Fort Worth, Texas. We believe these facilities, along with the offices in Evansville, Indiana, position us for additional portfolio purchases or fee-based servicing, as well as additional flexibility in the servicing of our lending products.

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

•
Our branch field operations management structure, Regional Quality Coordinators and Compliance Field Examination team are designed to control a large, decentralized organization with succeeding levels of supervision staffed with more experienced personnel.

•
Our field operations compensation plan aligns our operating activities and goals with corporate strategies by basing the incentive portion of field personnel compensation on profitability and credit quality.

•
Our compliance department assesses our compliance with federal and state laws and regulations, as well as our compliance with our internal policies and procedures; oversees compliance training to ensure team members have a sufficient level of understanding of the laws and regulations that impact their job responsibilities; and manages our regulatory examination process.

•	Our executive office of customer care maintains our consumer complaint resolution and reporting process.

•	Our internal audit department audits our business for adherence to operational policy and procedure and compliance with federal and state laws and regulations.

•	Our control departments have made significant progress in aligning business operations and control processes through integration and will continue to enhance identified areas in 2017.

Currently, OneMain’s operations are being harmonized with Springleaf’s operations in connection with the integration of the two businesses.

REGULATION

Federal Laws

Various federal laws and regulations govern loan origination, servicing and collections, including:

•	the Dodd-Frank Act;

•	the Equal Credit Opportunity Act (prohibits discrimination against creditworthy applicants) and the CFPB’s Regulation B, which implements this statute;

•	the Fair Credit Reporting Act (which, among other things, governs the accuracy and use of credit bureau reports);

•	the Truth in Lending Act (which, among other things, governs disclosure of applicable charges and other finance receivable terms) and the CFPB’s Regulation Z, which implements this statute;

•	the Fair Debt Collection Practices Act;

•	the Gramm-Leach-Bliley Act (which governs the handling of personal financial information) and the CFPB’s Regulation P, which implements this statute;

•	the Military Lending Act (which governs certain consumer lending to active-duty servicemembers and covered dependents and limits, among other things, the interest rate that may be charged);

•
the Servicemembers Civil Relief Act, which can impose limitations on the servicer’s ability to collect on a loan originated with an obligor who is on active duty status and up to nine months thereafter;

•	the Real Estate Settlement Procedures Act and the CFPB’s Regulation X (both of which regulate the making and servicing of closed end residential mortgage loans);

•	the Federal Trade Commission’s Consumer Claims and Defenses Rule, also known as the “Holder in Due Course” Rule; and

•	the Federal Trade Commission Act.

The Dodd-Frank Act and the regulations promulgated thereunder are likely to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that became effective January 10, 2014 and are applicable to the remaining real estate loan portfolio serviced by or for Springleaf. Amendments to some sections of these mortgage servicing regulations become effective on October 19, 2017 and April 19, 2018. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls.

The CFPB has supervisory, examination and enforcement authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as any nonbank that it has reasonable cause to determine has engaged or is engaging in conduct that poses risks to consumers with regard to consumer financial products or services. In addition to the authority to bring nonbanks under the CFPB’s supervisory authority based on risk determinations, the CFPB also has authority under the Dodd-Frank Act to supervise nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including mortgage originators, brokers and servicers) and payday lenders. Currently, the CFPB has supervisory authority over us with respect to mortgage servicing and mortgage origination, which allows the CFPB to conduct an examination of our mortgage servicing practices and our prior mortgage origination practices.

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market and the consumer installment lending market. On June 30, 2015, the CFPB published its final rule for designating “larger participants” in the auto financing market. With the adoption of this regulation, we are a larger participant in the auto financing market and are subject to supervision and examination by the CFPB for our auto loan business, including loans that are secured by autos and refinances of loans secured by autos that were for the purchase of autos. In its Fall 2016 rulemaking agenda, the CFPB advised that its “next” larger-participant rulemaking would focus on the markets for “consumer installment loans and vehicle title loans.” We expect to eventually be designated a “larger participant” for this market and to become subject to supervision and examination by the CFPB for our consumer loan business.

Finally, on June 2, 2016, the CFPB published a proposed rule for small-dollar loans, which would apply to the Company and other participants in that market. Under the proposed rule, some of our consumer installment loans would meet the CFPB’s definition of “small-dollar loans” and become subject to onerous requirements concerning frequency, underwriting, and collection. The public comment period on the CFPB’s proposed small-dollar-loan rule ended on October 7, 2016. After considering the comments submitted and potentially revising the rule to reflect those comments, the CFPB will publish its final small-dollar-loan rule. We expect the compliance-required date for the final small-dollar-loan rule to be the second half of 2018 or perhaps later.

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

In addition, the CFPB can assess civil penalties for the following Tier 1, 2, and 3 penalties set forth in Section 1055 of the Dodd-Frank Act ranging from over $5,000 to over $1 million per violation:

•	Tier 1 Penalty - Minor violation; this is the penalty for any violation of law, rule, or final or order or condition imposed in writing by the CFPB;

•	Tier 2 Penalty - Reckless violation; this is the penalty for any person that recklessly engages in a violation of a Federal consumer financial law; or

•	Tier 3 Penalty - Knowing violation; this is the penalty for any person that knowingly violates a Federal consumer financial law.

Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more states attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on us or our business. The CFPB has actively utilized this enforcement authority against financial institutions and financial service providers by imposing significant monetary penalties; and ordering (i) restitution, (ii) mandatory changes to compliance policies and procedures, (iii) enhanced oversight and control over affiliate and third-party vendor agreements and services and (iv) mandatory review of business practices, policies and procedures by third-party auditors and consultants. If, as a result of an examination, the CFPB were to conclude that our loan origination or servicing activities violate applicable law or regulations, we could be subject to a formal or informal enforcement action. Formal enforcement actions are generally made public, which carries reputational risk. We have not been notified of any planned examinations or enforcement actions by the CFPB.

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are created, transferred, sold, or conveyed through issuance of asset-backed securities with an exception for securitizations that are wholly composed of “qualified residential mortgages.” The final rules implementing the risk retention requirements of Section 941 of the Dodd-Frank Act became effective on February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages was required beginning on December 24, 2015. Compliance with the rule with regard to all other classes of asset-backed securities was required beginning on December 24, 2016. The risk retention requirement may limit our ability to securitize loans and impose on us additional compliance requirements to meet origination and servicing criteria for qualified residential mortgages. The impact of the risk retention rule on the asset-backed securities market remains uncertain. Furthermore, the Securities and Exchange Commission (the “SEC”) adopted significant revisions to Regulation AB, imposing new requirements for asset-level disclosures for asset-backed securities backed by real estate related assets, auto related assets, or backed by debt securities. This could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

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

In general, these additional state laws and regulations, under which we conduct a substantial amount of our lending business:

•
provide for state licensing and periodic examination of lenders and loan originators, including state laws adopted or amended to comply with licensing requirements of the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (which, in some states, requires licensing of individuals who perform real estate loan modifications);

•	require the filing of reports with regulators and compliance with state regulatory capital requirements;

•	impose maximum term, amount, interest rate, and other charge limitations;

•	regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•	provide for additional consumer protections.

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

The Canadian federal and provincial insurance regulators regulate and supervise the insurance made available to borrowers through a third party Canadian lender. Its regulation and supervision relates primarily to the following:

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

COMPETITION

We operate primarily in the consumer installment lending industry, focusing on the non-prime customer. As of December 31, 2016, OMH maintained a national footprint (defined as 500 or more branches and receivables over $2 billion) of brick and mortar branches. At December 31, 2016, we had over 2.2 million customer accounts and over 1,800 branch offices.

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

We believe that we possess several competitive strengths that position us to capitalize on the significant growth and expansion opportunity created by the large supply-demand imbalance within our industry, and to compete effectively with other lenders in our industry. The capabilities resident in our national branch system provide us with a proven distribution channel for our personal loan and insurance products, allowing us to provide same-day fulfillment to approved customers and giving us a distinct competitive advantage over many industry participants who do not have—and cannot replicate without significant investment—a similar footprint. Our digital platform and our centralized operations also enhance our nationwide footprint by allowing us to serve customers who reside outside of our branch footprint. We believe our deep understanding of local markets and customers, together with our proprietary underwriting process, data analytics, and decisioning tools allow us to price, manage and monitor risk effectively through changing economic conditions. In addition, our high-touch relationship-based servicing model is a major contributor to our superior loan performance, and distinguishes us from our competitors.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Part II - Item 7 of this report for discussion of our seasonal trends.

EMPLOYEES

As of December 31, 2016, we had over 10,100 employees.

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

These reports are also available free of charge through our website, www.onemainfinancial.com under “Investor Relations,” as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

In addition, our Code of Business Conduct and Ethics (the “Code of Ethics”), our Code of Ethics for Principal Executive and Senior Financial Officers (the “Financial Officers’ Code of Ethics”), our Corporate Governance Guidelines and the charters of the committees of our Board of Directors are posted on our website at www.onemainfinancial.com under “Investor Relations” and printed copies are available upon request. We intend to disclose any amendments to and waivers of our Code of Ethics and Financial Officers’ Code of Ethics on our website within four business days of the date of any such amendment or waiver in lieu of filing a Form 8-K pursuant to Item 5.05 thereof.

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

Moreover, our customers are primarily non-prime borrowers. Accordingly, such borrowers have historically been, and may in the future become, more likely to be affected, or more severely affected, by adverse macroeconomic conditions. If our borrowers default under a finance receivable held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the outstanding principal and accrued but unpaid interest of the finance receivable, which could adversely affect our cash flow from operations. In addition, foreclosure of a real estate loan (part of our legacy real estate loan portfolio) is an expensive and lengthy process that can negatively affect our anticipated return on the foreclosed loan. The cost to service our loans may also increase without a corresponding increase in our finance charge income.

Also, certain geographic concentrations of our loan portfolio may occur or increase as we adjust our risk and loss tolerance and strategy to achieve our profitability goals. Any geographic concentration may expose us to an increased risk of loss if that geographic region experiences higher unemployment rates than average, natural disasters, weak economic conditions, or other adverse economic factors that disproportionately affect that region. See Note 5 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for quantification of our largest concentrations of net finance receivables.

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

There are risks associated with the acquisition or sale of assets or businesses or the formation, termination or operation of joint ventures or other strategic alliances or arrangements, including the possibility of increased delinquencies and losses, difficulties with integrating loans into our servicing platform and disruption to our ongoing business, which could have a material adverse effect on our results of operations, financial condition and liquidity.

In the future, we may acquire assets or businesses, including large portfolios of finance receivables, either through the direct purchase of such assets or the purchase of the equity of a company with such a portfolio. Since we will not have originated or serviced the loans we acquire, we may not be aware of legal or other deficiencies related to origination or servicing, and our review of the portfolio prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the portfolio.

The ability to integrate and successfully service newly acquired loan portfolios will depend in large part on the success of our development and integration of expanded servicing capabilities, including additional personnel. We may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer, or is more costly, than expected. Our failure to meet the challenges involved in successfully integrating the acquired portfolios with our current business or otherwise to realize any of the anticipated benefits of the transaction could impair our operations. In addition, the integration of future large portfolio or other asset or business acquisitions and the formation, termination or operation of joint ventures or other strategic alliances or arrangements are complex, time-consuming and expensive processes that, without proper planning and effective and timely implementation, could significantly disrupt our business.

Potential difficulties we may encounter in connection with these transactions and arrangements include, but are not limited to, the following:

•	the integration of the assets or business into our information technology platforms and servicing systems;

•	the quality of servicing during any interim servicing period after we purchase a portfolio but before we assume servicing obligations from the seller or its agents;

•	the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns;

•	incomplete or inaccurate files and records;

•	the retention of existing customers;

•	the creation of uniform standards, controls, procedures, policies and information systems;

•	the occurrence of unanticipated expenses; and

•	potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

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

A key part of our efforts to expand our centralized loan servicing capacity will depend in large part on the success of management’s efforts to integrate the Springleaf and OneMain servicing facilities. We may fail to realize some or all of the anticipated benefits of these facilities if the integration process takes longer, or is more costly, than expected. Our failure to meet the challenges involved in successfully integrating these facilities with our current business or to realize other anticipated benefits could impair our operations. In addition, the integration is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business. Potential difficulties we may encounter during the integration process may include, but are not limited to, the following:

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

During the third quarter of 2016, in response to an increase in unsecured credit availability for our target customer base from online lenders and various other unsecured credit providers, as well as an increase in our early stage 30-89 day delinquencies for loans originated in 2016, we tightened our underwriting criteria for unsecured personal loans to lower credit tier customers. As a result of these changes to our underwriting criteria, we are generally not underwriting new personal loans to this segment of our customer base absent collateral. We have also continued to execute on our strategy of increasing the proportion of our loan originations that are secured loans, particularly within the former OneMain branches where secured loan originations have historically represented a smaller proportion of total loan originations than those of the former Springleaf branches. Secured loans typically carry lower yields relative to unsecured personal loans. If we are unable to successfully convert lower credit tier customers to our secured loan products or otherwise increase new originations of secured personal loans, this will adversely affect our ability to grow personal loan net finance receivables. In addition, as secured loans continue to represent a larger proportion of our loan portfolio, our yields may be lower than our historical yields in prior periods.

If our estimates of finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance in Accounting Standards Codification 450, Contingencies, and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for finance receivable losses, our provision may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

In June of 2016, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for more information on this new accounting standard.

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

Our branch finance receivable origination process is decentralized. We train our employees individually on-site in the branch to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management and customer relations. In certain circumstances, subject to approval by district managers and/or directors of operations in certain cases, our branch officers have the authority to approve and structure loans within broadly written underwriting guidelines rather than having all loan terms approved centrally. As a result, there may be variability in finance receivable structure (e.g., whether or not collateral is taken for the loan) and loan portfolios among branch offices or regions, even when underwriting policies are followed. Moreover, we cannot be certain that every loan is made in accordance with our underwriting standards and rules, and we have in the past experienced some instances of loans extended that varied from our underwriting standards. The nature of our approval process could adversely affect our operating results and variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced, which could adversely affect our results of operations, financial condition and liquidity.

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

Moreover, the vast majority of our finance receivables are fixed-rate finance receivables, which generally decline in value if interest rates increase. As such, if changing market conditions cause interest rates to increase substantially, the value of our fixed-rate finance receivables could decline. Recent increases in market interest rates have negatively impacted our net interest income and further increases in market interest rates could continue to negatively impact such net interest income, as well as our cash flow from operations and results of operations. Our consumer loans generally bear interest at a fixed rate and, accordingly, we are generally unable to increase the interest rate on such loans to offset any increases in our cost of funds as market interest rates increase. Additionally, because we are subject to applicable legal and regulatory restrictions in certain jurisdictions that limit the maximum interest rate that we may charge on certain of our consumer loans, our yield, as well as our cash flows from operations and results of operations, could be materially and adversely affected if we are unable to increase the interest rates charged on newly originated loans to offset any increases in our cost of funds as market interest rates increase. Accordingly, any increase in interest rates could negatively affect our results of operations, financial condition and liquidity.

We may be required to indemnify, or repurchase finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition and liquidity.

In 2016, we sold $1.6 billion of our interests in the SpringCastle Portfolio as a result of the SpringCastle Interests Sale, $602 million of personal loans in connection with the Lendmark Sale (as defined in “Recent Developments and Outlook” in Part II - Item 7 of this report), and $308 million of our legacy real estate loan portfolio. We securitized $9.5 billion of our consumer loan portfolio as of December 31, 2016. In addition, we sold $6.4 billion of our legacy real estate loan portfolio in 2014. The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if:

•	our representations and warranties concerning the quality and characteristics of the finance receivable are inaccurate;

•	there is borrower fraud; or

•	we fail to comply, at the individual finance receivable level or otherwise, with regulatory requirements in connection with the origination and servicing of the finance receivables.

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

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as hurricanes, tornados, earthquakes, pandemic disease, cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition or results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment. Examples include changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral). Because our customers do not affirmatively consent to collateral protection insurance at the time it is purchased, and hence do not directly agree to the amount charged for it, regulators may in the future prohibit our insurance companies from providing this insurance to our lending operations. Moreover, our insurance companies are predominately dependent on our lending operations as the primary source of business and product distribution. If our lending operations discontinue offering insurance products, including as a result of regulatory requirements, our insurance operations would basically have no method of distribution for their products.

We are a party to various lawsuits and proceedings and may become a party to various lawsuits and proceedings in the future which, if resolved in a manner adverse to us, could materially adversely affect our results of operations, financial condition and liquidity.

In the normal course of business, from time to time, we have been named and may be named in the future as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including large punitive damage awards in certain jurisdictions that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our results of operations, financial condition and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Notes 19 and 24 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report.

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

Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity, and in addition we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

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

Our operations rely heavily on the secure processing, storage and transmission of confidential customer and other information in our computer systems and networks. Our branch offices and centralized servicing centers, as well as our administrative and executive offices, are part of an electronic information network that is designed to permit us to originate and track finance receivables and collections, and perform several other tasks that are part of our everyday operations. Our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code that could result in disruption to our business, or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in our cyber security, including through employee misconduct or any failure of our back-up systems or failure to maintain adequate security surrounding customer information, could result in reputational harm, disruption in the management of our customer relationships, or the inability to originate, process and service our finance receivable products. Further, any of these cyber security and operational risks could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their personal information and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with clients, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. Although we have insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available.

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

If a real estate loan goes into default, we may start foreclosure proceedings in appropriate circumstances, which could result in our taking title to the mortgaged real estate. We also consider alternatives to foreclosure, such as “short sales,” where we do not take title to mortgaged real estate. There is a risk that toxic or hazardous substances could be found on property after we take title. In addition, we own certain properties through which we operate our business, such as the buildings at our headquarters and certain servicing facilities. As the owner of any property where hazardous waste is present, we could be held liable for clean-up and remediation costs, as well as damages for any personal injuries or property damage caused by the condition of the property. We may also be responsible for these costs if we are in the chain of title for the property, even if we were not responsible for the contamination and even if the contamination is not discovered until after we have sold the property. Costs related to these activities and damages could be substantial. Although we have policies and procedures in place to investigate properties for potential hazardous substances before taking title to properties, these reviews may not always uncover potential environmental hazards.

We ceased real estate lending and the purchase of retail finance contracts in 2012 and are in the process of liquidating these portfolios, which subjects us to certain risks which could adversely affect our results of operations, financial condition and liquidity if we do not effectively manage such risks.

In connection with our plan for strategic growth and new focus on consumer lending, we have engaged in a number of restructuring initiatives, including, but not limited to, ceasing real estate lending, ceasing purchasing retail sales contracts and revolving retail accounts from the sale of consumer goods and services by retail merchants, closing certain of our branches and reducing our workforce.

Since terminating our real estate lending business at the beginning of 2012, which historically accounted for in excess of 50% of the interest income of our business, and ceasing retail sales purchases, we have been liquidating these legacy portfolios. In 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our non-core real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our non-core real estate loans. Consequently, as of December 31, 2016, our real estate loans held for investment and held for sale totaled $144 million and $153 million, respectively. Due to the fact that we are no longer able to offer our remaining legacy real estate lending customers the same range of loan restructuring alternatives in delinquency situations that we may historically have extended to them, such customers may be less able, and less likely, to repay their loans.

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

We believe that our future success depends on our ability to implement our growth strategy, the key feature of which has been to shift our primary focus to originating consumer loans as well as acquiring portfolios of consumer loans, pursuing acquisitions of companies, and/or establishing joint ventures or other strategic alliances or arrangements. We have also recently expanded into internet lending through our centralized operations.

We may not be able to implement our new strategy successfully, and our success depends on a number of factors, including, but not limited to, our ability to:

•
address the risks associated with our focus on personal loans (including direct auto loans), including, but not limited to consumer demand for finance receivables, and changes in economic conditions and interest rates;

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

•	finance future growth;

•	successfully source, underwrite and integrate new acquisitions of loan portfolios and other businesses; and

•	successfully integrate Springleaf and OneMain.

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

The consumer finance industry is highly competitive. Our profitability depends, in large part, on our ability to originate finance receivables. We compete with other consumer finance companies as well as other types of financial institutions that offer similar products and services in originating finance receivables. Some of these competitors may have greater financial, technical and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. While banks and credit card companies have decreased their lending to non-prime customers in recent years, there is no assurance that such lenders will not resume those lending activities. Further, because of increased regulatory pressure on payday lenders, many of those lenders are starting to make more traditional installment consumer loans in order to reduce regulatory scrutiny of their practices, which could increase competition in markets in which we operate. In addition, in July 2013, the Dodd-Frank Act’s three-year moratorium on banks affiliated with non-financial businesses expired. When the Dodd-Frank Act was enacted in 2010, a moratorium was imposed that prohibited the Federal Deposit Insurance Corporation from approving deposit insurance for certain banks controlled by non-financial commercial enterprises. The expiration of the moratorium could result in an increase of traditionally non-financial enterprises entering the banking space, which could increase the number of our competitors. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

Our businesses are subject to regulation in the jurisdictions in which we conduct our business.

Our businesses are subject to numerous federal, state and local laws and regulations, and various state authorities regulate and supervise our insurance operations. The laws under which a substantial amount of our consumer and real estate businesses are conducted generally: provide for state licensing of lenders and, in some cases, licensing of employees involved in real estate loan modifications; impose limits on the term of a finance receivable, amounts, interest rates and charges on the finance receivables; regulate whether and under what circumstances insurance and other ancillary products may be offered to consumers in connection with a lending transaction; regulate the manner in which we use personal data; and provide for other consumer protections. We are also subject to extensive servicing regulations which we must comply with when servicing our legacy real estate loans and the SpringCastle Portfolio, and which we will have to comply with if we acquire loan portfolios in the future and assume the servicing obligations for the acquired loans or other financial assets. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other related party transactions; types of products offered; approval of policy forms and premium rates; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses and other purposes; and claims processing.

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

The CFPB has outlined several proposals under consideration for the purpose of requiring lenders to take steps to ensure consumers have the financial ability to repay their loans. The proposals under consideration would require lenders to determine at the outset of each loan whether a consumer can afford to borrow from the lender and would require that lenders comply with various restrictions designed to ensure that consumers can affordably repay their debt to the lender. To date, the proposals under consideration by the CFPB have not been adopted. If adopted, the proposals outlined by the CFPB may require the Company to make significant changes to its lending practices to develop compliant procedures.

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

The Department of Defense has made changes to the regulations that have been promulgated as a result of the Military Lending Act. Effective October 3, 2016, we are subject to the limitations of the Military Lending Act, which places a 36% limitation on all fees, charges, interest rate and credit and non-credit insurance premiums for loans made to members of the military or their dependents. We are also no longer able to make non-purchase money loans secured by motor vehicles to service members and their dependents.

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

A material failure to comply with applicable laws and regulations could result in regulatory actions, including substantial fines or penalties, lawsuits and damage to our reputation, which could have a material adverse effect on our results of operations, financial condition and liquidity.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in Part I - Item 1 of this report.

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

The CFPB currently has supervisory authority over our real estate servicing activities, and likely will have supervisory authority over our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. Effective in January 2014, the CFPB finalized mortgage servicing regulations, which makes it more difficult and expensive to service mortgages. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. The CFPB has published regulations for “larger participants” in the market of auto finance, and we have been designated as a larger participant in this market. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things. See “Business—Regulation” in Part I - Item 1 of this report for further information on the CFPB.

The CFPB and certain state regulators have taken action against select lenders regarding the marketing of products offered by the lenders in connection with their loans. The products included debt cancellation/suspension products written by the lenders which forgave a borrower’s debt or monthly minimum payment upon the occurrence of certain events in the life of the borrower (e.g., death, disability, marriage, divorce, birth of a child, etc.). We sell insurance and non-insurance products in connection with our loans. While insurance products are actively regulated by state insurance departments, sales of insurance and non-insurance products could be challenged in a similar manner by the CFPB or state consumer lending regulators.

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

U.S. tax code reform proposals, if enacted into law, could have a material adverse impact on our financial position, results of operations and cash flows.

The new presidential administration and several members of the U.S. Congress have indicated significant reform of various aspects of the U.S. tax code as a top legislative priority. A number of proposals for tax reform, including significant changes to corporate tax provisions, are currently under consideration. Such changes could have a material adverse impact on our deferred tax assets and liabilities and our consolidated financial position, results of operations and cash flows, depending on the nature and extent of any changes to the U.S. tax code that are ultimately enacted into law. Additionally, changes to the U.S. tax code could more broadly impact the U.S. economy, which could potentially result in a material adverse impact on the demand for our products and services and the ability of our customers to repay their loans. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. We cannot predict if or when any of these proposals to reform the U.S. tax code will be enacted into law and, accordingly, no assurance can be given as to whether or to what extent any changes to the U.S. tax code will impact us or our customers or our financial position, results of operations or cash flows.

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

Rules relating to securitizations rated by nationally-recognized statistical rating agencies require that the findings of any third-party due diligence service providers be made publicly available at least five (5) business days prior to the first sale of securities, which may lead us to incur additional costs in connection with each securitization.

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

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in Part I - Item 1 of this report.

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

Real estate loan servicing and loan modifications have come under increasing scrutiny from government officials and others, which could make servicing our legacy real estate loan portfolio more costly and difficult.

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

The U.S. Government has implemented a number of federal programs to assist homeowners, including the Home Affordable Modification Program (“HAMP”), which expired on December 31, 2016. Loans subserviced for us by Nationstar Mortgage LLC and Select Portfolio Servicing, Inc. were subject to HAMP and were eligible for modification pursuant to HAMP guidelines. We have also implemented proprietary real estate loan modification programs in order to help real estate secured customers remain current on their loans. HAMP, our proprietary loan modification programs and other existing or future legislative or regulatory actions which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our existing portfolio.

RISKS RELATED TO THE ONEMAIN ACQUISITION AND THE LENDMARK SALE

We have incurred substantial transaction fees and costs in connection with the OneMain Acquisition and integration.

We have incurred a significant amount of costs in connection with the OneMain Acquisition and integration, including legal, accounting and other expenses. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Springleaf and OneMain. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

The OneMain Acquisition may not achieve its intended results, and we may be unable to successfully integrate Springleaf’s and OneMain’s operations.

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

The integration of OneMain is a complex, costly and time-consuming process, and the significant size and scale of OneMain increases the risks to which we are subject relative to other acquired businesses. Such risks include the following, any of which could adversely affect our business, financial condition or results of operations or our ability to achieve the anticipated benefits of the OneMain Acquisition:

•
The integration process could take longer than anticipated and result in the loss of valuable employees, additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements.

•	There may be increased risk due to integrating financial reporting and internal control systems.

•
Difficulties in combining operations of Springleaf and OneMain could also result in the loss of contract counterparties or other persons with whom Springleaf or OneMain conduct business and potential disputes or litigation with contract counterparties or other persons with whom Springleaf or OneMain conduct business.

•
The integration process could result in the diversion of management and employee attention and resources or other disruptions that may adversely affect our ability to grow our business, pursue loan monitoring and collection activities, or achieve the anticipated benefits of the OneMain Acquisition.

If we experience difficulties or delays with the OneMain integration process, or if our assumptions underlying expectations regarding the OneMain Acquisition prove to be inaccurate, the anticipated benefits, expense savings and synergies may not be realized fully or at all, or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, increased credit losses or decreases in the amount of expected revenues, any of which could adversely affect our future business, financial condition, operating results and prospects. Our results of operations following the OneMain Acquisition could also be adversely affected by any issues attributable to either Springleaf’s or OneMain’s operations that arise or are based on events or actions that occurred prior to the closing of the OneMain Acquisition.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in connection with the OneMain Acquisition. If the carrying amount of goodwill and other intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which the impairments become known. At December 31, 2016, our goodwill and other intangible assets totaled $1.4 billion and $492 million, respectively. While we have recorded no impairment charges on our goodwill and other intangible assets during 2016 and 2015, there can be no assurance that our future evaluations of goodwill and other intangible assets will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

The DOJ may impose additional conditions or penalties relating to the Lendmark Sale that could adversely affect us.

Pursuant to the Final Judgment entered into in connection with the Settlement Agreement (as defined in “Recent Developments and Outlook” in Part II - Item 7 of this report), we are subject to various ongoing obligations, including a prohibition on entering into certain employee non-compete agreements and obligations under a transition services agreement with Lendmark Financial Services, LLC (“Lendmark”) dated as of May 2, 2016. Notwithstanding the consummation of the Lendmark Sale (as defined in “Recent Developments and Outlook” in Part II - Item 7 of this report), we could be subject to certain penalties, including but not limited to fines and/or injunctions, in the event we violate the terms of the Final Judgment or Settlement Agreement. There can be no assurance that we will not be assessed fines or penalties or subjected to additional actions by the DOJ.

RISKS RELATED TO OUR INDEBTEDNESS

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit was significantly affected by the substantial disruption in the U.S. credit markets and the associated credit rating downgrades on our debt. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms, such as the Dodd-Frank Act, continue to create uncertainty around access to the capital markets. Historically, we funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Although market conditions have improved since the financial crisis, our traditional borrowing sources, including our ability to cost-effectively issue large amounts of unsecured debt in the capital markets, particularly issuances of commercial paper, have generally not been available to us. Instead we have primarily raised capital through securitization transactions and, although there can be no assurances that we will be able to complete additional securitizations, we currently expect our near-term sources of capital markets funding to continue to derive from securitization transactions and unsecured debt offerings.

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

We currently have a significant amount of indebtedness. As of December 31, 2016, we had $14.0 billion of indebtedness outstanding. Interest expense on our indebtedness totaled $856 million in 2016.

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

SFC’s indenture and certain of SFC’s notes contain a covenant that limits SFC’s and its subsidiaries’ ability to create or incur liens. These restrictions do not apply to OMFH and its other subsidiaries, although OMFH and its other subsidiaries are subject to similar restrictions under their debt covenants as described below. The restrictions may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance both the debt under which the default occurred and other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

The indenture governing OneMain’s unsecured debt (the “OMFH Indenture”) contains a number of restrictive covenants that impose significant operating and financial restrictions on OneMain and may limit our ability to integrate OneMain’s operations, including, but not limited to, restrictions on OMFH’s and its restricted subsidiaries’ ability to:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	make dividend payments or distributions on or purchases of OMFH’s equity interests;

•	make other restricted payments or investments;

•	create or permit to exist certain liens;

•	make certain dispositions of assets;

•	engage in certain transactions with affiliates;

•	sell certain securities of our subsidiaries;

•	in the case of such restricted subsidiaries, incur limitations on the ability to pay dividends or make other payments; and

•	merge, consolidate or sell all or substantially all of OneMain’s properties and assets.

In addition, the OMFH Indenture includes a change of control repurchase provision which could require us to offer to repurchase all of the outstanding existing notes of OMFH issued thereunder if a change of control occurs and a corporate rating of OMFH is downgraded by both Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) as a result of such change of control. Although we believe that a repurchase event is unlikely to occur, there can be no assurance that a repurchase event will not occur as a result of the SoftBank-Fortress transaction.

The assessment of our liquidity is based upon significant judgments and estimates that could prove to be materially incorrect.

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

Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans that are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•	our inability to grow our personal loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;

•	our inability to monetize assets including, but not limited to, our access to debt and securitization markets;

•	our inability to obtain the additional necessary funding to finance our operations;

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

•	reduced cash receipts as a result of the liquidation of our real estate loan portfolio;

•	the potential for additional unforeseen cash demands or accelerations of obligations;

•	reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•	the potential for declines or volatility in bond and equity markets; and

•	the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support current business plans.

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

Each of S&P, Moody’s, and Fitch, Inc. (“Fitch”) rates SFC’s and OMFH’s debt. As of December 31, 2016, SFC’s long term corporate debt rating was rated B with a stable outlook by S&P, B- with a positive outlook by Fitch and B3 with a positive outlook by Moody’s. As of December 31, 2016, OMFH’s long term corporate debt rating was rated B with a stable outlook by S&P, B with a positive outlook by Fitch and B2 with a positive outlook by Moody’s. Currently, no other OneMain or Springleaf entity has a corporate debt rating, though they may be rated in the future. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

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

We have securitized, and may in the future securitize, certain of our finance receivables to generate cash to originate or purchase new finance receivables or pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity (“SPE”), which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the trust typically issues non-recourse notes or certificates pursuant to the terms of an indenture or pooling and servicing agreement, which then are transferred to the SPE in exchange for the finance receivables. The securities issued by the trust are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the trust securities, all residual interests, if any, in the cash flows from the finance receivables after payment of the trust securities, and a 100% beneficial interest in the issuing entity.

Although we have successfully completed a number of securitizations since 2012, we can give no assurances that we will be able to complete additional securitizations if the securitization markets become constrained. In addition, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions.

SFC and OneMain Financial Group, LLC (“OMFG”) currently act as the servicers with respect to the consumer loan securitization trusts and related series of asset-backed securities. If SFC or OMFG defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and SFC or OMFG could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could have materially adverse consequences on our liquidity and cost of funds.

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

The Initial Stockholder, which is primarily owned by a private equity fund managed by an affiliate of Fortress, owned approximately 58% of our outstanding common stock as of December 31, 2016. As a result, the Initial Stockholder owns shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Initial Stockholder may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, the Initial Stockholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders. On February 14, 2017, SoftBank and Fortress announced that they have entered into a definitive merger agreement under which SoftBank intends to acquire Fortress. There are no assurances that the acquisition of Fortress by SoftBank will not have an impact on us.

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and to pay dividends.

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. Our subsidiaries are legally distinct from us and certain of our subsidiaries are prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. For example, our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of our debt agreements limit the ability of certain of our subsidiaries to pay dividends. In addition, OMFH’s debt covenants restrict its ability to pay dividends. If we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.

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

•
removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as Fortress and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 30% of our issued and outstanding common stock (including Fortress’ proportionate interest in shares of our common stock held by the Initial Stockholder), directors may be removed with or without cause with the affirmative vote of a majority of the then issued and outstanding voting interest of stockholders entitled to vote);

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

•
no provision in our restated certificate of incorporation or amended and restated bylaws permits cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

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

Certain of the states in which we are licensed to originate loans and the states in which Springleaf and OneMain insurance subsidiaries are domiciled (Indiana and Texas) have laws or regulations which require regulatory approval for the acquisition of “control” of regulated entities. In addition, these Indiana and Texas insurance laws and regulations generally provide that no person may acquire control, directly or indirectly, of a domiciled insurer, unless the person has provided the required information to, and the acquisition is subsequently approved or not disapproved by, the Indiana Department of Insurance and also by the Texas Department of Insurance. Under state insurance laws or regulations, there exists a presumption of “control” when an acquiring party acquires as little as 10% of the voting securities of a regulated entity or of a company which itself controls (directly or indirectly) a regulated entity (the threshold is 10% under the insurance statutes of Indiana and Texas). Therefore, any person acquiring 10% or more of our common stock may need the prior approval of these two state insurance and/or licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede their ability to complete such purchase. The acquisition of Fortress by SoftBank may be deemed a change of control for purposes of certain of our state lending and insurance licenses pursuant to which we operate our lending and insurance businesses. Accordingly, we may be required to obtain approvals for the change of control from some state lending or insurance regulators.

RISKS RELATED TO OUR COMMON STOCK

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, public stockholders may be unable to resell their shares at or above their purchase price, if at all. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock in the future;

•	additions to, or departures of, key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders or our Initial Stockholder or Fortress;

•	litigation and governmental investigations;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our borrowers are located.

These broad company, market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As of December 31, 2016, approximately 58% of our outstanding common stock is held by the Initial Stockholder and can be resold into the public markets in the future in accordance with the requirements of the Securities Act of 1933, as amended (the “Securities Act”). A decline in the price of our common stock might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

We have an aggregate of 1,864,775,073 shares of common stock authorized but unissued as of February 14, 2017. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our existing shareholders.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We generally conduct branch office operations (which consisted of over 1,800 branch offices at December 31, 2016), branch office administration, and centralized operations, including our servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; Fort Mill, South Carolina and Fort Worth, Texas, in leased premises. Our lease terms generally range from three to five years. We also have a vacant facility in Irving, Texas, under a four year lease that expires in 2017, which we have subleased.

We lease administrative offices in Chicago, Illinois and Wilmington, Delaware, which have seven year leases that expire in 2021 and 2022, respectively, and an administrative office in Baltimore, Maryland, under an 11 year lease that expires in 2026.

We also have one administrative office in Irving, Texas, that we lease from Citigroup under a transition services agreement, which was extended to March 2017. In December 2016, we entered into a new lease agreement to relocate our administrative office in Irving, Texas, after the lease expires with Citigroup in March 2017. We lease our corporate office in Stamford, Connecticut, which has a six year lease that expires in 2022. We have a vacant office in Old Greenwich, Connecticut, that has a seven year lease that expires in 2021, which we intend to sublease. We also have a vacant office in Wilmington, Delaware, under a seven year lease that expires in 2020, the majority of which was terminated in 2016, and the remaining we intend to sublease.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2016, our subsidiaries owned one branch office in Riverside, California, one branch office in Terre Haute, Indiana, one vacant branch office in Isabela, Puerto Rico, a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings house our administrative offices and our centralized operations for our Consumer and Insurance, Acquisitions and Servicing, and Real Estate segments.

Item 3. Legal Proceedings.

See Note 19 and “Federal Securities Class Actions” under Note 24 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION AND STOCKHOLDERS

OMH’s common stock has been listed for trading on the New York Stock Exchange (“NYSE”) since October 16, 2013. On November 27, 2015, we changed the symbol from “LEAF” to “OMF” as a result of the OneMain Acquisition. Our initial public offering was priced at $17.00 per share on October 15, 2013.

High and low sales prices of our common stock for each quarterly period during the past two years were as follows:

	High	Low

2016
First Quarter	$41.25	$18.55
Second Quarter	33.31	20.97
Third Quarter	32.28	20.32
Fourth Quarter	31.84	16.03

2015
First Quarter	$54.34	$31.35
Second Quarter	53.80	44.67
Third Quarter	52.00	41.00
Fourth Quarter	51.39	39.24

On February 14, 2017, there were 10 registered holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On February 14, 2017, the closing price for our common stock, as reported on the NYSE, was $26.69.

DIVIDEND POLICY

We did not pay any dividends in 2016 or 2015 and do not currently anticipate paying dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant.

Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of our debt agreements limit the ability of certain of our subsidiaries to pay dividends. See Note 14 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on insurance subsidiary dividends and Note 12 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for more information about our debt agreements. Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The OMFH Indenture contains various covenants that restrict OMFH’s ability to engage in various activities, including but not limited to paying dividends or distributions on or purchases of OMFH’s equity interests or in the case of such restricted subsidiaries, incur limitations on the ability to pay dividends or make other payments.

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for our common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from October 16, 2013 (the date our common stock began trading on the NYSE) through December 31, 2016. This data assume simultaneous investments of $100 on October 16, 2013 and reinvestment of any dividends.

Stock Performance
$250
$200
$150
$100
$50
$0
10/16/13
12/31/13
12/31/14
12/31/15
12/31/16
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	10/16/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
OneMain Holdings, Inc.	$100.00	$131.26	$187.80	$215.68	$114.95
NYSE Composite Index	100.00	106.12	113.28	108.65	121.61
NYSE Financial Sector Index	100.00	104.89	113.28	109.21	124.08

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data and other operating data. The consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our consolidated financial statements not included elsewhere herein.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II - Item 7 of this report and our audited consolidated financial statements and related notes in Part II - Item 8 of this report.

(dollars in millions, except per share amounts)	At or for the Years Ended December 31,
	2016	2015 (a)	2014	2013	2012

Consolidated Statements of Operations Data:
Interest income	$3,110	$1,930	$1,973	$2,141	$1,713
Interest expense	856	715	734	920	1,075
Provision for finance receivable losses	932	716	423	435	333
Other revenues	773	262	746	153	97
Other expenses	1,739	987	701	782	701
Income (loss) before provision for (benefit from) income taxes	356	(226)	861	157	(299)
Net income (loss)	243	(93)	589	157	(214)
Net income attributable to non-controlling interests	28	127	126	149	—
Net income (loss) attributable to OneMain Holdings, Inc.	215	(220)	463	8	(214)

Earnings (loss) per share:
Basic	$1.60	$(1.72)	$4.03	$0.07	$(2.14)
Diluted	1.59	(1.72)	4.02	0.07	(2.14)

Consolidated Balance Sheet Data:
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	$12,457	$14,305	$6,210	$13,413	$11,570
Total assets	18,123	21,190	10,929	15,336	14,581
Long-term debt	13,959	17,300	8,356	12,714	12,593
Total liabilities	15,057	18,460	8,997	13,335	13,349
OneMain Holdings, Inc. shareholders’ equity	3,066	2,809	2,061	1,618	1,232
Non-controlling interests	—	(79)	(129)	383	—
Total shareholders’ equity	3,066	2,730	1,932	2,001	1,232

Other Operating Data:
Ratio of earnings to fixed charges	1.40	(b)	2.16	1.17	(b)

(a)	Selected financial data for 2015 includes OneMain’s results effective from November 1, 2015, pursuant to our contractual agreements with Citigroup.

(b)	Earnings did not cover total fixed charges by $226 million in 2015 and $299 million in 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes in Part II - Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. See “Forward-Looking Statements” beginning on page 3 of this report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part I - Item 1A of this report.

An index to our management’s discussion and analysis follows:

Overview

On November 15, 2015, we completed our acquisition of OneMain from Citigroup. The OneMain Acquisition has brought together two branch-based consumer finance companies with complementary strategies and locations. Together, we provide personal loans primarily to non-prime customers through our combined network of over 1,800 branch offices in 44 states as of December 31, 2016 and on a centralized basis as part of our centralized operations and our digital platform (our online consumer loan origination business). We also write credit and non-credit insurance covering our customers. In addition, we service loans owned by us and service or subservice loans owned by third parties.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our combined branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At December 31, 2016, we had over 2.2 million personal loans, representing $13.6 billion of net finance receivables, of which 43% were secured by collateral, compared to 2.2 million personal loans totaling $13.3 billion at December 31, 2015, of which 27% were secured by collateral. Personal loans held for sale totaled $617 million at December 31, 2015.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our combined branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by the Springleaf insurance subsidiaries, Merit and Yosemite, and by the OneMain insurance subsidiaries, AHL and Triton. We also offer auto membership plans of an unaffiliated company as an ancillary product.

Our products also included the SpringCastle Portfolio at December 31, 2015, as described below:

•
SpringCastle Portfolio — We service the SpringCastle Portfolio that was acquired through a joint venture in which we previously owned a 47% equity interest. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale, as discussed in “Recent Developments and Outlook” below. These loans consisted of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests.

Our non-originating legacy products include:

•
Real Estate Loans — We ceased real estate lending in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale. In connection with the August 2016 Real Estate Loan Sale and the December 2016 Real Estate Loan Sale (as discussed and defined in “Recent Developments and Outlook” below), we sold $308 million real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Predominantly, our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At December 31, 2016, we had $144 million of real estate loans held for investment, of which 93% were secured by first mortgages, compared to $538 million at December 31, 2015, of which 38% were secured by first mortgages. Real estate loans held for sale totaled $153 million and $176 million at December 31, 2016 and 2015, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At December 31, 2016, we had three operating segments:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

Following the OneMain Acquisition, we include OneMain’s operations within the Consumer and Insurance segment. See Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for more information about our segments.

HOW WE ASSESS OUR BUSINESS PERFORMANCE

We closely monitor the primary drivers of pretax operating income, which consist of the following:

Net Interest Income

We track the spread between the interest income earned on our finance receivables and the interest expense incurred on our debt, and continually monitor the components of our yield and our cost of funds.

Net Credit Losses

The credit quality of our loans is driven by our long-standing underwriting philosophy, which takes into account the prospective customer’s household budget, and his or her willingness and capacity to repay the proposed loan. The profitability of our loan portfolio is directly connected to net credit losses; therefore, we closely analyze credit performance. We also monitor recovery rates because of their contribution to the reduction in the severity of our charge-offs. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimates.

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

Recent Developments and Outlook

ONEMAIN ACQUISITION

On November 15, 2015, we completed our acquisition of OneMain. The OneMain Acquisition brings together two branch-based consumer finance companies with complementary strategies and locations, focused on the non-prime market in the United States.

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

•
Significant cost savings opportunities by combining complementary businesses. We expect the highly complementary nature of our two operating companies, including branch operations, to enable us to achieve significant ongoing cost savings. Expected drivers of cost savings include consolidation of branch operations, elimination of redundant centralized and corporate functions and greater efficiency of marketing programs. We expect to realize approximately $275 million - $300 million of cost synergies from the OneMain Acquisition by the end of 2017. This level of cost synergies is expected to include approximately $200 million of reductions in operating expenses to be fully realized by the end of the fourth quarter of 2017, as well as an incremental $75 million - $100 million of costs that we do not expect to incur as a result of the OneMain Acquisition. We also anticipate incurring approximately $275 million of acquisition-related expenses to consolidate the two operating companies. As of December 31, 2016, we had incurred approximately $170 million of acquisition-related transaction and integration expenses ($108 million incurred during 2016).

The estimated synergies were derived by comparing the operating expenses expected in the second half of 2017 of the combined operations to the sum of operating expenses expected to be generated on a stand-alone basis, as if each company had the same business strategies. The foregoing estimates of synergies and charges in connection with consolidating the two companies and expectations regarding when they will be fully reflected in our results are subject to various risks, uncertainties and assumptions, many of which are beyond our control. Therefore, no assurance can be given as to when or if they will be realized. See “Forward-Looking Statements” beginning on page 3 of this report.

See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the OneMain Acquisition.

LENDMARK SALE

As part of our initiative to close the OneMain Acquisition, on November 13, 2015, OMH and certain of its subsidiaries (the “Branch Sellers”) entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the DOJ, as well as certain state attorneys general, to resolve any inquiries of the DOJ and such state attorneys general with respect to the OneMain Acquisition. Pursuant to this agreement, OMH agreed to divest 127 Springleaf branches across 11 states as a condition for approval of the OneMain Acquisition.

On November 12, 2015, the Branch Sellers entered into a purchase and sale agreement with Lendmark to sell 127 Springleaf branches and, subject to certain exclusions, the associated personal loans issued to customers of such branches, fixed non-information technology assets and certain other tangible personal property located in such branches to Lendmark (the “Lendmark Sale”). On May 2, 2016, the Branch Sellers completed the sale of 127 Springleaf branches to Lendmark for an aggregate cash purchase price of $624 million. See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the Settlement Agreement and the Lendmark Sale.

SPRINGCASTLE INTERESTS SALE

On March 31, 2016, Springleaf Finance, Inc., SpringCastle Holdings, LLC (“SpringCastle Holdings”) and Springleaf Acquisition Corporation (“Springleaf Acquisition” and, together with SpringCastle Holdings, the “SpringCastle Sellers”), wholly owned subsidiaries of OMH, entered into a purchase agreement with certain subsidiaries of New Residential Investment Corp. (“NRZ” and such subsidiaries, the “NRZ Buyers”) and BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P. (collectively, the “Blackstone Buyers” and together with the NRZ Buyers, the “SpringCastle Buyers”). Pursuant to the purchase agreement, on March 31, 2016, SpringCastle Holdings sold its 47% limited liability company interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC, and Springleaf Acquisition sold its 47% limited liability company interest in SpringCastle Acquisition LLC, to the SpringCastle Buyers for an aggregate purchase price of approximately $112 million (the “SpringCastle Interests Sale”). SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition LLC are collectively referred to herein as the “SpringCastle Joint Venture.”

As a result of this sale, SpringCastle Acquisition and SpringCastle Holdings no longer hold any ownership interests of the SpringCastle Joint Venture. However, unless we are terminated, we will remain as servicer of the SpringCastle Portfolio under the servicing agreement for the SpringCastle Funding Trust.

See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the SpringCastle Interests Sale.

REAL ESTATE LOAN SALES

On August 3, 2016, SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million (the “August 2016 Real Estate Loan Sale”) and recorded a net loss in other revenues at the time of sale of $4 million. The proceeds from this sale, together with cash on hand, were used to pay off $375 million aggregate principal amount of our senior notes that matured in the third quarter of 2016. Unless we are terminated or we resign as servicer, we will continue to service the loans included in this sale pursuant to a servicing agreement. The purchase and sale agreement and the servicing agreement include customary representations and warranties and indemnification provisions.

On December 19, 2016, SFC and certain of its subsidiaries sold a portfolio of first and second lien mortgage loans for aggregate cash proceeds of $58 million (the “December 2016 Real Estate Loan Sale”) and recorded a net loss in other revenues at the time of sale of less than $1 million.

LIQUIDATION OF UNITED KINGDOM SUBSIDIARY

On August 16, 2016, we liquidated our United Kingdom subsidiary, Ocean Finance and Mortgages Limited, which had previously ceased originating real estate loans in 2012. In connection with this liquidation, we recorded a net gain in other revenues of $4 million resulting from a net realized foreign currency translation gain.

OUTLOOK

On November 15, 2015, we completed the OneMain Acquisition, the most significant transaction undertaken by the Company to date. During 2016, many significant integration milestones were achieved, involving substantial changes in operating policies and procedures in the OneMain branch network and significant personnel realignment across our OneMain and Springleaf field management teams. In the second half of 2016, we developed and implemented unified pricing, credit, and underwriting models across our branches, consolidated branch incentive and commission plans, and configured former OneMain branches into the Springleaf data network. We completed the conversion of approximately 100 of the former OneMain branches (representing approximately 10% of the former OneMain branch network’s net finance receivables) to the Springleaf loan origination and servicing system. This initial conversion, as well as the re-branding of all Springleaf branches and websites under the “OneMain Financial” name and logo, was completed on October 1, 2016. During January and February of 2017, all of the remaining former OneMain branches, as well as our centralized servicing operations, were converted to Springleaf systems, completing the integration.

We also continued to execute our strategy to increase the proportion of our loan originations secured by auto collateral (which typically have lower yields and credit losses relative to unsecured personal loans), particularly within the former OneMain branches where secured loan originations have historically represented a smaller proportion of total originations than those of the former Springleaf branches. While we have been able to increase secured loan originations at former OneMain branches in recent quarters, not every unsecured loan customer has the collateral or the willingness to take on a secured loan, and we believe this has contributed to slower growth in personal loan net finance receivables than anticipated. As we continue to increase secured loans as a proportion of our total loan portfolio, our yields may be lower in future periods relative to our historical yields; however, we also expect a proportional improvement in net credit losses as secured loans become a greater proportion of our total loan portfolio.

With the systems conversion of the former OneMain branches having been successfully completed in the first quarter of 2017, we expect to be well positioned to resume growth in our net finance receivables beginning in the second quarter of 2017. In addition, with the successful execution of our secured lending and credit risk management strategies, we expect to experience lower future credit losses beginning in late 2017, consistent with our long-term historical experience prior to the acquisition of OneMain. No assurance can be given, however, that these actions and strategies will be effective, that we will be successful in implementing these actions and strategies, or that we will not incur increased credit losses or declines in or lower growth of our personal loan net finance receivables in the future.

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities of capturing the benefits of the OneMain Acquisition and strengthening our capital base through the following key initiatives:

•	Reinvigorating growth in receivables at OneMain through enhanced marketing strategies and product options, including an expansion of our direct auto lending;

•	Growing secured lending originations at OneMain with a goal of enhancing credit performance;

•
Leveraging scale and cost discipline across the company to realize a total of approximately $275 million - $300 million of aggregate acquisition cost synergies. This level of cost synergies is expected to include approximately $200 million of reductions in operating expenses to be fully realized by the end of the fourth quarter of 2017, as well as an incremental $75 million - $100 million of costs that we do not expect to incur as a result of the OneMain Acquisition;

•	Reducing leverage; and

•	Maintaining a strong liquidity level and diversified funding sources.

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance and believe the strong credit quality of our loan portfolio will continue as the result of our disciplined underwriting practices and ongoing collection efforts. We have continued to see some migration of customer activity away from traditional channels, such as direct mail, to online channels (primarily serviced through our combined branch network), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

Tax Reform Proposals

The new presidential administration and several members of the U.S. Congress have indicated significant reform of various aspects of the U.S. tax code as a top legislative priority. A number of proposals for tax reform, including significant changes to corporate tax provisions, are currently under consideration. Such changes could have a material impact, either positive or negative, on our deferred tax assets and liabilities and our consolidated financial position, results of operations and cash flows, depending on the nature and extent of any changes to the U.S. tax code that are ultimately enacted into law. Additionally, changes to the U.S. tax code could more broadly impact the U.S. economy, which could potentially result in a material impact, either positive or negative, on the demand for our products and services and the ability of our customers to repay their loans. We cannot predict if or when any of these proposals to reform the U.S. tax code will be enacted into law and, accordingly, no assurance can be given as to whether or to what extent any changes to the U.S. tax code will impact us or our customers or our financial position, results of operations or cash flows.

Results of Operations

CONSOLIDATED RESULTS

On November 15, 2015, we completed the OneMain Acquisition. The results of OneMain are included in our consolidated operating results and selected financial statistics from November 1, 2015 in the table below. A further discussion of our operating results for each of our operating segments is provided under “Segment Results” below.

(dollars in millions, except per share amounts)
Years Ended December 31,	2016	2015	2014

Interest income	$3,110	$1,930	$1,973
Interest expense	856	715	734
Provision for finance receivable losses	932	716	423
Net interest income after provision for finance receivable losses	1,322	499	816
Net gain on sale of SpringCastle interests	167	—	—
Other revenues	606	262	746
Acquisition-related transaction and integration expenses	108	62	—
Other expenses	1,631	925	701
Income (loss) before provision for (benefit from) income taxes	356	(226)	861
Provision for (benefit from) income taxes	113	(133)	272
Net income (loss)	243	(93)	589
Net income attributable to non-controlling interests	28	127	126
Net income (loss) attributable to OMH	$215	$(220)	$463

Share Data:
Weighted average number of shares outstanding:
Basic	134,718,588	127,910,680	114,791,225
Diluted	135,135,860	127,910,680	115,265,123
Earnings (loss) per share:
Basic	$1.60	$(1.72)	$4.03
Diluted	$1.59	$(1.72)	$4.02

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables	$13,732	$15,559	$6,609
Number of accounts	2,208,894	2,465,857	1,239,237
Finance receivables held for sale:
Net finance receivables	$153	$793	$202
Number of accounts	2,800	148,932	3,578
Finance receivables held for investment and held for sale: (a)
Average net receivables (b)	$14,463	$8,305	$10,367
Yield (b)	21.37%	23.04%	18.44%
Gross charge-off ratio (b)	6.05%	4.36%	3.60%
Recovery ratio (b)	(0.51)%	(0.67)%	(0.44)%
Net charge-off ratio (b)	5.54%	3.69%	3.16%
30-89 Delinquency ratio (b)	2.31%	2.57%	3.39%
Origination volume	$9,475	$5,803	$3,767
Number of accounts originated	1,326,574	991,051	784,643

(a)	Includes personal loans held for sale, but excludes real estate loans held for sale in order to be comparable with our segment statistics disclosed in “Segment Results.”

(b)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

Comparison of Consolidated Results for 2016 and 2015

Interest income increased in 2016 when compared to 2015 due to the net of the following:

(dollars in millions)

2016 compared to 2015
Increase in average net receivables (a)	$1,428
Decrease in yield (b)	(269)
Increase in number of days in 2016	7
Increase in interest income on finance receivables held for sale (c)	14
Total	$1,180

(a)
Average net receivables increased primarily due to (i) loans acquired in the OneMain Acquisition and (ii) the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by (i) the SpringCastle Interests Sale, (ii) the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, and (iii) our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively.

(b)
Yield decreased primarily due to (i) the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans, and (ii) the effects of purchase accounting adjustments relating to the OneMain Acquisition.

(c)
Interest income on finance receivables held for sale increased primarily due to (i) the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016, and (ii) the transfers of $307 million of real estate loans to finance receivables held for sale during 2016, which were sold in the August 2016 Real Estate Loan Sale and December 2016 Real Estate Loan Sale.

Interest expense increased in 2016 when compared to 2015 due to the net of the following:

(dollars in millions)

2016 compared to 2015
Increase in average debt (a)	$292
Decrease in weighted average interest rate (b)	(151)
Total	$141

(a)
Average debt increased primarily due to (i) debt acquired in the OneMain Acquisition and (ii) net unsecured debt issued during the past 12 months. This increase was partially offset by (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net repayments under our conduit facilities. See Notes 12 and 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on our long-term debt, consumer loan securitization transactions, and our conduit facilities.

(b)
Weighted average interest rate on our debt decreased primarily due to (i) debt acquired from the OneMain Acquisition, which generally has a lower weighted average interest rate relative to SFC's weighted average interest rate, and (ii) the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes, as defined in “Liquidity and Capital Resources” in Part II - Item 7 of this report. The decrease was partially offset by (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness.

Provision for finance receivable losses increased $216 million in 2016 when compared to 2015 primarily due to (i) provision for finance receivable losses of $229 million resulting from the OneMain Acquisition, which reflected net charge-offs of $477 million, partially offset by the re-establishment of the allowance for finance receivable losses of $248 million in 2015 and (ii) higher net charge-offs on Springleaf personal loans reflecting growth during the past 12 months. This increase was partially offset by (i) lower net charge-offs on the previously owned SpringCastle Portfolio reflecting the SpringCastle Interests Sale and the improved central servicing performance as the acquired portfolio matured under our ownership and (ii) the continued refinement of our estimates of allowance for finance receivable losses and their related assumptions based on ongoing integration and alignment of collection and charge-off practices.

Net gain on sale of SpringCastle interests of $167 million in 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016. See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the sale.

Other revenues increased $344 million in 2016 when compared to 2015 primarily due to (i) other revenues of $319 million resulting from the OneMain Acquisition, which consisted of insurance revenues of $236 million, investment revenues of $54 million, and remaining other revenues of $29 million, including $25 million of revenues from our ancillary products, (ii) servicing charge income for the SpringCastle Portfolio of $33 million in 2016, (iii) net gain on sales of personal and real estate loans of $18 million in 2016, (iv) servicing charge income for the receivables related to the Lendmark Sale of $6 million in 2016, and (v) foreign currency translation adjustment gain of $4 million in 2016 resulting from the liquidation of our United Kingdom subsidiary. This increase was partially offset by (i) a decrease in Springleaf investment revenues of $20 million during 2016 primarily due to a decrease in invested assets and lower realized gains on the sale of investment securities and (ii) net loss on repurchases and repayments of debt of $17 million in 2016.

Acquisition-related transaction and integration costs of $108 million and $62 million in 2016 and 2015, respectively, reflected increased costs relating to the OneMain Acquisition and the Lendmark Sale, including branch and system conversions, information technology costs, certain compensation and benefit related costs, and other costs and fees that would not have been incurred in the ordinary course of business. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses increased $706 million in 2016 when compared to 2015 due to the following:

•
Salaries and benefits increased $303 million primarily due to salaries and benefits of $317 million resulting from the OneMain Acquisition. This increase was partially offset by non-cash incentive compensation expense of $15 million recorded in 2015 relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock by the Initial Stockholder.

•
Other operating expenses increased $332 million primarily due to (i) other operating expenses of $306 million resulting from the OneMain Acquisition, which consisted primarily of advertising expenses of $74 million, occupancy costs of $66 million, amortization on other intangible assets of $57 million, and information technology expenses of $53 million, (ii) a decrease in Springleaf deferred origination costs of $12 million during 2016, and (iii) an increase in Springleaf information technology expenses of $12 million during 2016.

•
Insurance policy benefits and claims increased $71 million due to insurance policy benefits and claims of $88 million resulting from the OneMain Acquisition. This increase was partially offset by a $17 million decrease in Springleaf insurance policy benefits and claims during 2016 primarily due to favorable variances in benefit reserves, which partially resulted from a $9 million write-down of benefit reserves recorded during 2016.

Provision for income taxes totaled $113 million for 2016 compared to benefit from income taxes of $133 million for 2015. The effective tax rate for 2016 was 31.8% compared to 59.0% for 2015. The effective tax rate for 2016 and 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes. As discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report, on March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio. See Note 18 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the effective rates.

Comparison of Consolidated Results for 2015 and 2014

Interest income decreased in 2015 when compared to 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014
Decrease in Springleaf average net receivables (a)	$(626)
Increase in Springleaf yield (b)	333
OneMain finance charges in 2015 (c)	252
Decrease in interest income on finance receivables held for sale	(2)
Total	$(43)

(a)
Springleaf average net receivables decreased primarily due to (i) Springleaf liquidating real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $6.7 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014, (ii) the transfer of $608 million of Springleaf personal loans to finance receivables held for sale on September 30, 2015, and (iii) the liquidating status of the SpringCastle Portfolio. This decrease was partially offset by (i) our continued focus on personal loan originations through our branch network and centralized operations and (ii) the launch of Springleaf direct auto loans in June of 2014.

(b)
Springleaf yield increased primarily due to a higher proportion of Springleaf personal loans, which have higher yields, as a result of the real estate loan sales during 2014. The increase in yield was partially offset by the launch of our direct auto loans in June of 2014, which generally has lower yields.

(c)
OneMain finance charges for 2015 included two months of finance charges, net of a purchase accounting adjustment of $102 million primarily due to accretion of premium on OneMain personal loans, as a result of the OneMain Acquisition.

Interest expense decreased in 2015 when compared to 2014 due to the net of the following:

(dollars in millions)

2015 compared to 2014
Decrease in Springleaf average debt (a)	$(78)
Increase in Springleaf weighted average interest rate (b)	11
OneMain interest expense in 2015 (c)	48
Total	$(19)

(a)
Springleaf average debt decreased primarily due to debt repurchases and repayments of $2.0 billion during 2015 and the elimination of $3.5 billion of debt associated with our mortgage securitizations. These decreases were partially offset by net debt issuances pursuant to SFC’s consumer securitization transactions completed during 2015 and additional borrowings under its conduit facilities. See Note 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on SFC’s consumer loan securitization transactions and borrowings under its conduit facilities.

(b)
Weighted average interest rate on Springleaf debt increased primarily due to the elimination of debt associated with our mortgage securitizations discussed above, which generally have lower interest rates. This increase was partially offset by the debt repurchases and repayments discussed above, which resulted in lower accretion of net discount, established at the date Fortress acquired a significant ownership interest in OMH, applied to long-term debt.

(c)
OneMain interest expense for 2015 included two months of interest expense on debt acquired in the OneMain Acquisition. See Notes 12 and 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on OneMain’s long-term debt, consumer securitizations, and borrowing under its revolving conduit facility.

Provision for finance receivable losses increased $293 million in 2015 when compared to 2014 primarily due to (i) two months of net charge-offs and allowance requirements totaling $372 million in 2015 resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth during 2015 and a higher Springleaf personal loan delinquency ratio in 2015. Since we acquired the OneMain personal loans at a premium, an allowance was recorded to reflect the losses inherent in the portfolio over the loss emergence period. Additionally, the allowance for finance receivable losses as a percentage of finance receivables for the acquired personal loans was expected to be higher, as the majority of these loans were unsecured. This increase was partially offset by (i) lower net charge-offs on the SpringCastle Portfolio reflecting the improved central servicing performance as the acquired portfolio matured under our ownership and (ii) lower net charge-offs and allowance requirements on our real estate loans reflecting the 2014 transfer of real estate loans previously discussed.

Other revenues decreased $484 million in 2015 when compared to 2014 due to the net of (i) transactions that occurred in 2014 including net gain on sales of real estate loans and related trust assets of $648 million, net loss on repurchases and repayments of debt of $66 million, and net loss on fair value adjustments on debt of $15 million, (ii) two months of other revenues of $59 million in 2015 resulting from the OneMain Acquisition, which consisted of insurance revenues of $53 million, investment revenues of $1 million, and remaining other revenue of $5 million, (iii) net increase in revenues associated with the 2014 real estate loans sales of $4 million (higher investment revenue generated from investing the proceeds of the sales, partially offset by lower insurance revenue reflecting the cancellations of dwelling policies as a result of the sales), and (iv) increase in remaining other revenue of $20 million primarily due to lower net charge-offs recognized on finance receivables held for sale and provision adjustments for liquidated held for sale accounts during 2015.

Acquisition-related transaction and integration costs of $62 million in 2015 reflected costs relating to the OneMain Acquisition and the Lendmark Sale, including transaction costs, technology termination and certain compensation and benefit related costs.

Other expenses increased $224 million in 2015 when compared to 2014 due to the net of the following:

•
Salaries and benefits increased $125 million primarily due to (i) two months of salaries and benefits of $71 million in 2015 resulting from the OneMain Acquisition, (ii) increased staffing in Springleaf centralized operations, and (iii) non-cash incentive compensation expense of $15 million recorded in 2015 relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock by the Initial Stockholder.

•
Other operating expenses increased $78 million primarily due to the net of (i) two months of other operating expenses of $71 million in 2015 resulting from the OneMain Acquisition, (ii) an increase in Springleaf advertising expenses of $21 million, (iii) an increase in Springleaf information technology expenses of $8 million, (iv) costs of $7 million recorded in 2014 related to the real estate loan sales, and (v) a $6 million reduction in reserves related to Springleaf estimated Property Protection Insurance claims.

•
Insurance policy benefits and claims increased $21 million due to two months of insurance policy benefits and claims of $24 million in 2015 resulting from the OneMain Acquisition, partially offset by a $3 million decrease in Springleaf insurance policy benefits and claims during 2015 primarily due to favorable variances in benefit reserves.

Benefit from income taxes totaled $133 million for 2015 compared to provision for income taxes of $272 million for 2014. The effective tax rate for 2015 was 59.0% compared to 31.6% for 2014. The effective tax rate for 2015 and 2014 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in the previously owned SpringCastle Portfolio and state income taxes. See Note 18 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the effective rates.

NON-GAAP FINANCIAL MEASURES

Segment Accounting Basis

We report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables and long-term debt at acquisition, as well as the amortization/accretion in future periods). These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. See Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for a complete discussion of our segment accounting. We believe the Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis on which management evaluates segment performance.

The reconciliations of income (loss) before provision for (benefit from) income taxes attributable to OMH on a GAAP basis (purchase accounting) to the same amounts under a Segment Accounting Basis were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Income (loss) before provision for (benefit from) income taxes attributable to OMH - GAAP basis	$328	$(353)	$735
GAAP to Segment Accounting Basis adjustments: (a) (b)
Interest income	371	91	(89)
Interest expense	55	123	132
Provision for finance receivable losses	1	298	(19)
Other revenues	6	18	(411)
Acquisition-related transaction and integration expenses	(20)	(3)	—
Other expenses	54	14	3
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$795	$188	$351

(a)	See Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the components of our GAAP to Segment Accounting Basis adjustments.

(b)	Purchase accounting was not elected at the segment level.

Income (loss) before provision for income taxes attributable to OMH on a Segment Accounting Basis by segment was as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Income (loss) before provision for income taxes attributable to OMH - Segment Accounting Basis
Consumer and Insurance	$688	$345	$228
Acquisitions and Servicing	197	127	145
Real Estate	(59)	(173)	(14)
Other	(31)	(111)	(8)
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$795	$188	$351

We also report selected financial statistics relating to the net finance receivables and credit quality of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a Segment Accounting Basis.

Adjusted Pretax Earnings (Loss)

Management uses adjusted pretax earnings (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax earnings (loss) represents income (loss) before provision for (benefit from) income taxes on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain (loss) on sales of personal and real estate loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from repurchases and repayments of debt (attributable to OMH), gains on fair value adjustments on debt (attributable to OMH), restructuring and transaction costs, debt refinance costs, and net loss on liquidation of our United Kingdom subsidiary. Management believes adjusted pretax earnings (loss) is useful in assessing the profitability of our segments and uses adjusted pretax earnings (loss) in evaluating our operating performance. Adjusted pretax earnings (loss) is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before provision for (benefit from) income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before provision for (benefit from) income taxes attributable to OMH on a Segment Accounting Basis to adjusted pretax earnings (loss) (non-GAAP) by segment were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Consumer and Insurance
Income before provision for income taxes - Segment Accounting Basis	$688	$345	$228
Adjustments:
Acquisition-related transaction and integration expenses	100	16	—
Net gain on sale of personal loans	(22)	—	—
Net loss on repurchases and repayments of debt	14	—	7
Debt refinance costs	4	—	1
Adjusted pretax earnings (non-GAAP)	$784	$361	$236

Acquisitions and Servicing
Income before provision for income taxes attributable to OMH - Segment Accounting Basis	$197	$127	$145
Adjustments:
Net gain on sale of SpringCastle interests	(167)	—	—
Net loss on repurchases and repayments of debt attributable to OMH	—	—	9
Net loss on fair value adjustments on debt attributable to OMH	—	—	7
Acquisition-related transaction and integration expenses	1	1	—
SpringCastle transaction costs	1	—	—
Adjusted pretax earnings attributable to OMH (non-GAAP)	$32	$128	$161

Real Estate
Loss before benefit from income taxes - Segment Accounting Basis	$(59)	$(173)	$(14)
Adjustments:
Net loss (gain) on sale of real estate loans	12	—	(185)
Net loss on repurchases and repayments of debt	1	—	22
Net gain on fair value adjustments on debt	—	—	(8)
Acquisition-related transaction and integration expenses	1	1	—
Restructuring and transaction costs	—	—	11
Debt refinance costs	1	—	3
Adjusted pretax loss (non-GAAP)	$(44)	$(172)	$(171)

Other
Loss before benefit from income taxes - Segment Accounting Basis	$(31)	$(111)	$(8)
Adjustments:
Acquisition-related transaction and integration expenses	26	47	—
Net loss on liquidation of United Kingdom subsidiary	6	—	—
Adjusted pretax earnings (loss) (non-GAAP)	$1	$(64)	$(8)

Acquisition-related transaction and integration expenses incurred as a result of the OneMain Acquisition and the Lendmark Sale include (i) compensation and employee benefit costs, such as retention awards and severance costs, (ii) accelerated amortization of acquired software assets, (iii) rebranding to the OneMain brand, (iv) branch infrastructure and other fixed asset integration costs, (v) information technology costs, such as internal platform development, software upgrades and licenses, and technology termination costs, (vi) legal fees and project management costs, (vii) system conversions, including payroll, marketing, risk, and finance functions, and (viii) other costs and fees directly related to the OneMain Acquisition and integration.

Segment Results

See Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for (i) a description of our segments, (ii) reconciliations of segment totals to consolidated financial statement amounts, (iii) methodologies used to allocate revenues and expenses to each segment, and (iv) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax operating results and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2016	2015	2014

Interest income	$3,328	$1,482	$916
Interest expense	738	242	164
Provision for finance receivable losses	911	351	202
Net interest income after provision for finance receivable losses	1,679	889	550
Other revenues	604	276	222
Other expenses	1,499	804	536
Adjusted pretax earnings (non-GAAP)	$784	$361	$236

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables	$13,455	$12,954	$3,807
Number of accounts	2,200,584	2,202,091	918,564
Finance receivables held for sale:
Net finance receivables	$—	$617	$—
Number of accounts	—	145,736	—
Finance receivables held for investment and held for sale:
Average net receivables (a)	$13,445	$5,734	$3,395
Yield (a)	24.75%	25.85%	26.99%
Gross charge-off ratio (a) (b)	7.82%	7.52%	5.65%
Recovery ratio (a)	(0.77)%	(0.80)%	(0.71)%
Net charge-off ratio (a) (b)	7.05%	6.72%	4.94%
30-89 Delinquency ratio (a)	2.26%	2.23%	2.41%
Origination volume	$9,455	$5,715	$3,644
Number of accounts originated	1,326,574	991,051	784,613

(a)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

(b)
The gross charge-off ratio and net charge-off ratio in 2015 reflect $62 million of additional charge-offs recorded in December of 2015 (on a Segment Accounting Basis) related to alignment in charge-off policy for personal loans in connection with the OneMain integration. Excluding these additional charge-offs, our gross charge-off ratio and net charge-off ratio would have been 6.43% and 5.62%, respectively.

Comparison of Adjusted Pretax Operating Results for 2016 and 2015

Interest income increased $1.8 billion in 2016 when compared to 2015 due to the following:

•	Finance charges increased $1.8 billion primarily due to the net of the following:

◦
Average net receivables increased primarily due to (i) loans acquired in the OneMain Acquisition and (ii) the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015.

◦	Yield decreased primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale of $56 million and $43 million in 2016 and 2015, respectively, resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $496 million in 2016 when compared to 2015 primarily due to (i) interest expense of $284 million resulting from the OneMain Acquisition and (ii) a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report.

Provision for finance receivable losses increased $560 million in 2016 when compared to 2015 primarily due to (i) provision for finance receivable losses of $512 million resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth during the past 12 months. This increase was partially offset by the continued refinement of our estimates of allowance for finance receivable losses and their related assumptions based on ongoing integration and alignment of collection and charge-off practices.

Other revenues increased $328 million in 2016 when compared to 2015 primarily due to other revenues of $336 million resulting from the OneMain Acquisition, which consisted of insurance revenues of $236 million, investment revenues of $71 million, and remaining other revenues of $29 million, partially offset by a decrease in Springleaf investment revenues of $12 million during 2016 resulting from a decrease in invested assets and lower realized gains on the sale of investment securities.

Other expenses increased $695 million in 2016 when compared to 2015 due to the following:

•
Salaries and benefits increased $324 million primarily due to (i) salaries and benefits of $316 million resulting from the OneMain Acquisition and (ii) an increase in Springleaf average staffing during 2016 prior to the Lendmark Sale.

•
Other operating expenses increased $301 million primarily due to (i) other operating expenses of $266 million resulting from the OneMain Acquisition, which consisted primarily of advertising expenses of $74 million, occupancy costs of $66 million, and information technology expenses of $49 million, (ii) a decrease in Springleaf deferred origination costs of $13 million during 2016, (iii) an increase in Springleaf information technology expenses of $12 million during 2016, (iv) an increase in Springleaf advertising expenses of $6 million during 2016, and (v) an increase in Springleaf credit and collection related costs of $6 million during 2016 reflecting growth in our loan portfolio.

•
Insurance policy benefits and claims increased $70 million primarily due to insurance policy benefits and claims of $87 million resulting from the OneMain Acquisition. This increase was partially offset by a $17 million decrease in Springleaf insurance policy benefits and claims during 2016 primarily due to favorable variances in benefit reserves, which partially resulted from a $9 million write-down of benefit reserves recorded during 2016.

Comparison of Adjusted Pretax Operating Results for 2015 and 2014

Interest income increased $566 million in 2015 when compared to 2014 due to the following:

•
Finance charges increased $523 million due to (i) two months of finance charges of $355 million in 2015 resulting from the OneMain Acquisition and (ii) an increase in Springleaf finance charges of $168 million primarily due to higher average net receivables, partially offset by lower yield. Average net receivables increased primarily due to our continued focus on personal loans, including the launch of Springleaf direct auto loans in June of 2014. Yield decreased primarily due to the higher proportion of Springleaf direct auto loans, which generally have lower yields.

•	Interest income on finance receivables held for sale of $43 million in 2015 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015.

Interest expense increased $78 million in 2015 when compared to 2014 due to (i) two months of interest expense of $52 million in 2015 resulting from the OneMain Acquisition and (ii) an increase in Springleaf interest expense of $26 million primarily due to the redistribution of the allocation of long-term debt as of November 1, 2015, based on the interim excess cash proceeds from the 2014 real estate loan sales used to finance the OneMain Acquisition, partially offset by a reduction in the utilization of financing from Springleaf unsecured notes that was replaced by consumer loan securitizations and additional borrowings under our conduit facilities, which generally have lower interest rates.

Provision for finance receivable losses increased $149 million in 2015 when compared to 2014 due to (i) two months of net charge-offs and allowance requirements totaling $92 million in 2015 resulting from the OneMain Acquisition and (ii) an increase in Springleaf provision for finance receivable losses of $57 million primarily due to growth during 2015 and a higher Springleaf personal loan delinquency ratio at December 31, 2015.

Other revenues increased $54 million in 2015 when compared to 2014 due to the net of (i) two months of other revenues of $62 million in 2015 resulting from the OneMain Acquisition, which consisted of insurance revenues of $53 million, investment revenues of $4 million, and remaining other revenue of $5 million and (ii) a decrease in Springleaf insurance revenues of $8 million primarily due to decreases in credit and non-credit earned premiums reflecting the cancellations of dwelling policies as a result of the real estate loan sales during 2014 and fewer non-credit policies written, respectively.

Other expenses increased $268 million in 2015 when compared to 2014 due to the following:

•
Salaries and benefits increased $142 million primarily due to (i) two months of salaries and benefits of $72 million in 2015 resulting from the OneMain Acquisition and (ii) an increase in Springleaf salaries and benefits of $70 million primarily due to higher variable compensation reflecting increased originations of personal loans, increased staffing in Springleaf centralized operations, and the redistribution of the allocation of salaries and benefit expenses as a result of the real estate loan sales in 2014.

•
Other operating expenses increased $110 million primarily due to two months of other operating expenses of $63 million in 2015 resulting from the OneMain Acquisition and an increase in Springleaf other operating expenses of $47 million primarily due to (i) an increase in advertising expenses of $22 million, (ii) an increase in information technology expenses of $6 million reflecting increased depreciation and software maintenance as a result of software purchases and the capitalization of internally developed software, (iii) an increase in occupancy costs of $6 million resulting from increased general maintenance costs of our branches and higher leasehold improvement amortization expense from the servicing facilities added in 2014, (iv) an increase in professional fees of $5 million relating to legal and audit services, (v) an increase in credit and collection related costs of $4 million reflecting growth in personal loans, including our direct auto loans, and (vi) the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

•
Insurance policy benefits and claims increased $16 million due to two months of insurance policy benefits and claims of $19 million in 2015 resulting from the OneMain Acquisition, partially offset by a decrease in Springleaf insurance policy benefits and claims of $3 million primarily due to favorable variances in benefit reserves.

ACQUISITIONS AND SERVICING

Adjusted pretax operating results and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2016	2015	2014

Interest income	$102	$463	$545
Interest expense	20	87	82
Provision for finance receivable losses	14	68	105
Net interest income after provision for finance receivable losses	68	308	358
Other revenues	49	58	52
Other expenses	57	111	123
Adjusted pretax earnings (non-GAAP)	60	255	287
Pretax earnings attributable to non-controlling interests	28	127	126
Adjusted pretax earnings attributable to OMH (non-GAAP)	$32	$128	$161

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables	$—	$1,703	$2,091
Number of accounts	—	232,383	277,533
Average net receivables *	$414	$1,887	$2,310
Yield *	24.56%	24.54%	23.61%
Net charge-off ratio *	3.48%	3.49%	4.43%
30-89 Delinquency ratio *	—%	4.40%	4.67%

*	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment. See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the SpringCastle Interests Sale.

Comparison of Adjusted Pretax Operating Results for 2015 and 2014

Interest income decreased $82 million in 2015 when compared to 2014 primarily due to lower average net receivables reflecting the liquidating status of the SpringCastle Portfolio.

Provision for finance receivable losses decreased $37 million in 2015 when compared to 2014 primarily due to lower net charge-offs on the SpringCastle Portfolio reflecting improvements in servicing of the acquired portfolio and its liquidating status.

Other expenses decreased $12 million in 2015 when compared to 2014 primarily due to decreased credit and collection related costs reflecting lower portfolio servicing costs due to the liquidating status of the acquired portfolio.

REAL ESTATE

Adjusted pretax operating results and selected financial statistics for Real Estate (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2016	2015	2014

Interest income	$47	$68	$406
Interest expense	43	212	353
Provision for finance receivable losses	6	(2)	128
Net interest loss after provision for finance receivable losses	(2)	(142)	(75)
Other revenues (a)	(16)	3	(17)
Other expenses	26	33	79
Adjusted pretax loss (non-GAAP)	$(44)	$(172)	$(171)

Selected Financial Statistics
Finance receivables held for investment:
Net finance receivables	$153	$565	$670
Number of accounts	3,015	21,631	22,852
Average net receivables (b)	$373	$619	$5,131
Yield (b)	8.38%	8.99%	6.91%
Loss ratio (b) (c)	3.93%	3.73%	2.10%
30-89 Delinquency ratio (b) (d)	8.87%	5.90%	4.84%
Finance receivables held for sale:
Net finance receivables	$155	$182	$200
Number of accounts	2,800	3,196	3,578

(a)
For purposes of our segment reporting presentation in Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report, we have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

(b)	See “Key Financial Definitions” at the end of our management's discussion and analysis for formulas and definitions of key performance ratios.

(c)
The loss ratio in 2014 reflects $2 million of recoveries on charged-off real estate loans resulting from a sale of previously charged-off real estate loans in March of 2014. Excluding these recoveries, our Real Estate loss ratio would have been 2.14% in 2014.

(d)	Delinquency ratio at December 31, 2016 reflected the retained real estate loan portfolio that was not eligible for sale.

Comparison of Adjusted Pretax Operating Results for 2016 and 2015

Interest income decreased $21 million in 2016 when compared to 2015 due to the net of the following:

•	Finance charges decreased $24 million primarily due to the following:

◦
Average net receivables decreased primarily due to our liquidating real estate loan portfolio, including the transfers of $266 million and $49 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively.

◦
Yield decreased primarily due to the August 2016 Real Estate Loan Sale and December 2016 Real Estate Loan Sale of second lien mortgage loans, which generally had higher yields relative to our remaining real estate loans.

•
Interest income on real estate loans held for sale increased $3 million primarily due to the transfers of $315 million of real estate loans to finance receivables held for sale during 2016, which were sold in August and December of 2016.

Interest expense decreased $169 million in 2016 when compared to 2015 primarily due to a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report, and the reallocation of interest expense to the Consumer and Insurance segment as a result of the August 2016 Real Estate Loan Sale and the December 2016 Real Estate Loan Sale.

Provision for finance receivable losses increased $8 million in 2016 when compared to 2015 primarily due to a higher real estate loan delinquency ratio at December 31, 2016.

Other revenues decreased $19 million in 2016 when compared to 2015 primarily due to (i) impairments of $10 million recognized on our real estate loans held for sale during 2016 and (ii) a decrease in investment revenues during 2016, as the prior period reflected higher investment income generated from investing the proceeds of the 2014 real estate loan sales.

Comparison of Adjusted Pretax Operating Results for 2015 and 2014

Interest income decreased $338 million in 2015 when compared to 2014 due to the following:

•	Finance charges decreased $299 million primarily due to the net of the following:

◦
Average net receivables decreased primarily due to the continued liquidation of the real estate loan portfolio, including the transfers of real estate loans with a total carrying value of $7.2 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014.

◦	Yield increased primarily due to a higher proportion of our remaining real estate loans during 2015 that were secured by second mortgages, which generally have higher yields.

•	Interest income on real estate loans held for sale decreased $39 million primarily due to lower average real estate loans held for sale during 2015.

Interest expense decreased $141 million in 2015 when compared to 2014 primarily due to the sales of the Company’s beneficial interests in the mortgage-backed retained certificates during 2014.

Provision for finance receivable losses decreased $130 million in 2015 when compared to 2014 due to (i) the transfers of real estate loans with a total carrying value of $7.2 billion to finance receivables held for sale and the subsequent sales of nearly all of these real estate loans during 2014 and (ii) a lower real estate loan delinquency ratio at December 31, 2015.

Other revenues increased $20 million in 2015 when compared to 2014 primarily due to (i) lower net charge-offs recognized on real estate finance receivables held for sale and provision adjustments for liquidated real estate held for sale accounts during 2015 and (ii) investment income generated in 2015 from investing the proceeds of the real estate loan sales during 2014.

Other expenses decreased $46 million in 2015 when compared to 2014 due to the following:

•
Other operating expenses decreased $25 million primarily resulting from the sales of real estate loans during 2014 and the redistribution of the allocation of other operating expenses as a result of the real estate loan sales in 2014.

•	Salaries and benefits decreased $21 million primarily due to the redistribution of the allocation of salaries and benefit expenses as a result of the real estate loan sales in 2014.

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

Adjusted pretax operating results of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Interest income	$4	$8	$17
Interest expense (a)	—	56	8
Provision for finance receivable losses	—	1	7
Net interest income (loss) after provision for finance receivable losses	4	(49)	2
Other revenues	(3)	—	1
Other expenses (b)	—	15	11
Adjusted pretax earnings (loss) (non-GAAP)	$1	$(64)	$(8)

(a)
Interest expense for 2016 when compared to 2015 reflected a change in the methodology of allocating interest expense, as described in the allocation methodologies table in Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report.

Interest expense for 2015 when compared to 2014 reflected higher interest expense on unsecured debt, which was allocated based on a higher cash balance held in anticipation of the OneMain Acquisition.

(b)	Other expenses for 2015 reflected non-cash incentive compensation relating to the rights of certain executives to receive a portion of the cash proceeds received by the Initial Stockholder.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)
December 31,	2016	2015	2014

Net finance receivables:
Personal loans	$11	$17	$29
Real estate loans	—	—	6
Retail sales finance	12	24	50
Total	$23	$41	$85

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis (a basis other than GAAP), as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2016
Personal loans	$13,455	$—	$—	$11	$111	$13,577
Real estate loans	—	—	153	—	(9)	144
Retail sales finance	—	—	—	12	(1)	11
Total	$13,455	$—	$153	$23	$101	$13,732

December 31, 2015
Personal loans	$12,954	$—	$—	$17	$324	$13,295
SpringCastle Portfolio	—	1,703	—	—	—	1,703
Real estate loans	—	—	565	—	(27)	538
Retail sales finance	—	—	—	24	(1)	23
Total	$12,954	$1,703	$565	$41	$296	$15,559

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At December 31, 2016, 43% of our personal loans were secured by collateral, compared to 27% at December 31, 2015.

Distribution of Finance Receivables by FICO Score

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including prime, non-prime, and sub-prime. While our underwriting models are not based on FICO scores, we track and analyze the performance of our finance receivable portfolio using many different parameters, including FICO scores, which is widely recognized in the consumer lending industry.

We group FICO scores into the following credit strength categories:

•	Prime: FICO score of 660 or higher

•	Non-prime: FICO score of 620-659

•	Sub-prime: FICO score of 619 or below

Our customers are described as prime at one end of the credit spectrum and sub-prime at the other. Our customers’ demographics are in many respects near the national median, but may vary from national norms in terms of credit and repayment histories. Many of our customers have experienced some level of prior financial difficulty or have limited credit experience and require higher levels of servicing and support from our branch network.

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2016
FICO scores
660 or higher	$3,424	$—	$41	$5	$3,470
620-659	3,383	—	23	2	3,408
619 or below	6,747	—	77	4	6,828
Unavailable	23	—	3	—	26
Total	$13,577	$—	$144	$11	$13,732

December 31, 2015
FICO scores
660 or higher	$3,486	$794	$199	$9	$4,488
620-659	3,478	371	107	4	3,960
619 or below	6,307	529	229	10	7,075
Unavailable	24	9	3	—	36
Total	$13,295	$1,703	$538	$23	$15,559

DELINQUENCY

We consider the delinquency status of our finance receivable as the primary indicator of credit quality. We monitor delinquency trends to evaluate the risk of future credit losses and employ advanced analytical tools to manage our exposure and appetite. Our branch team members work with customers through occasional periods of financial difficulty and offer a variety of borrower assistance programs to help customers continue to make payments. Team members also actively engage in collection activities throughout the early stages of delinquency. We closely track and report the percentage of receivables that are 30-89 days past due as a benchmark of portfolio quality, collections effectiveness, and as a strong indicator of losses in coming quarters.

When finance receivables are 60 days past due, we consider them delinquent and transfer collections management of these accounts to our centralized operations, as these accounts are considered to be at increased risk for loss. Use of our centralized operations teams for managing late stage delinquency allows us to apply more advanced collections technologies/tools and drives operating efficiencies in servicing. At 90 days past due, we consider our finance receivables to be nonperforming.

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (a basis other than GAAP), (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2016
Current	$12,799	$—	$110	$21	$103	$13,033
30-59 days past due	174	—	9	1	(1)	183
Delinquent (60-89 days past due)	130	—	4	—	—	134
Performing	13,103	—	123	22	102	13,350

Nonperforming (90+ days past due)	352	—	30	1	(1)	382
Total net finance receivables	$13,455	$—	$153	$23	$101	$13,732

Delinquency ratio
30-89 days past due	2.26%	—%	8.87%	4.63%	*	2.31%
30+ days past due	4.88%	—%	28.55%	8.18%	*	5.09%
60+ days past due	3.59%	—%	22.49%	4.75%	*	3.76%
90+ days past due	2.62%	—%	19.68%	3.55%	*	2.78%

December 31, 2015
Current	$12,372	$1,588	$510	$38	$365	$14,873
30-59 days past due	169	49	14	1	(1)	232
Delinquent (60-89 days past due)	129	26	19	1	(3)	172
Performing	12,670	1,663	543	40	361	15,277

Nonperforming (90+ days past due)	284	40	22	1	(65)	282
Total net finance receivables	$12,954	$1,703	$565	$41	$296	$15,559

Delinquency ratio
30-89 days past due	2.30%	4.40%	5.90%	4.31%	*	2.60%
30+ days past due	4.50%	6.75%	9.76%	7.81%	*	4.41%
60+ days past due	3.19%	3.85%	7.29%	5.41%	*	2.91%
90+ days past due	2.19%	2.35%	3.86%	3.50%	*	1.81%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover expected losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the credit quality of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, (a basis other than GAAP), as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Segment to GAAP Adjustment	Consolidated Total

Year Ended December 31, 2016
Balance at beginning of period	$769	$4	$67	$3	$(251)	$592
Provision for finance receivable losses	911	14	6	—	1	932
Charge-offs	(1,050)	(17)	(15)	(3)	210	(875)
Recoveries	102	3	6	2	(39)	74
Other (a)	—	(4)	(35)	—	5	(34)
Balance at end of period	$732	$—	$29	$2	$(74)	$689

Allowance ratio	5.44%	—%	19.05%	7.28%	(b)	5.01%

Year Ended December 31, 2015
Balance at beginning of period	$134	$3	$86	$5	$(46)	$182
Provision for finance receivable losses	351	68	(2)	1	298	716
Charge-offs	(427)	(79)	(23)	(5)	174	(360)
Recoveries	46	12	6	2	(11)	55
Other (c)	665	—	—	—	(666)	(1)
Balance at end of period	$769	$4	$67	$3	$(251)	$592

Allowance ratio	5.94%	0.25%	11.90%	7.10%	(b)	3.81%

Year Ended December 31, 2014
Balance at beginning of period	$98	$1	$970	$5	$(646)	$428
Provision for finance receivable losses	202	105	128	7	(19)	423
Charge-offs	(190)	(117)	(104)	(10)	45	(376)
Recoveries	24	14	7	3	(2)	46
Other (d)	—	—	(915)	—	576	(339)
Balance at end of period	$134	$3	$86	$5	$(46)	$182

Allowance ratio	3.52%	0.13%	12.88%	5.71%	(b)	2.75%

(a)	Other consists of:

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on this sale; and

•	the elimination of allowance for finance receivable losses due to the transfers of real estate loans held for investment to finance receivable held for sale during 2016.

(b)	Not applicable.

(c)	Other consists of:

•	the addition to allowance for finance receivable losses of $666 million due to the personal loans acquired in connection with the OneMain Acquisition and the offsetting Segment to GAAP adjustment; and

•	the elimination of allowance for finance receivable losses of $1 million due to the transfer of personal loans held for investment to finance receivable held for sale during 2015.

(d)	Other consists of the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale during 2014.

The delinquency status of our finance receivable portfolio, along with the level of our troubled debt restructured (“TDR”) finance receivables, are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio.

During 2016, the allowance for finance receivables for our consumer and insurance segment decreased $37 million, while the 60+ days delinquency ratio increased 40 basis points to 3.59% at December 31, 2016. The required allowance increase resulting from the higher delinquency ratio was more than offset by a decline of $81 million in our TDR finance receivables and a corresponding decline of $83 million in the allowance for TDR finance receivable losses during 2016.

See Note 6 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for more information about the changes in the allowance for finance receivable losses.

TROUBLED DEBT RESTRUCTURING

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, (a basis other than GAAP), as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2016
TDR net finance receivables	$421	$—	$71	$—	$(296)	$196
Allowance for TDR finance receivable losses	154	—	23	—	(97)	80

December 31, 2015
TDR net finance receivables	$502	$13	$160	$—	$(509)	$166
Allowance for TDR finance receivable losses	237	4	57	—	(243)	55

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

SFC’s Offering of 8.25% Senior Notes

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of the 8.25% SFC Notes due 2020 (the “8.25% SFC Notes”) under the Indenture, pursuant to which OMH provided a guarantee of the notes on a senior unsecured basis. SFC used a portion of the proceeds from the offering to repurchase approximately $600 million aggregate principal amount of its existing senior notes that mature in 2017 and the remainder for general corporate purposes. See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on this offering.

Securitizations and Borrowings from Revolving Conduit Facilities

During 2016, we (i) completed four consumer loan securitizations and one auto securitization, (ii) exercised our right to redeem the asset backed notes issued by the Springleaf Funding Trust 2013-B, and (iii) deconsolidated the previously issued securitized interests of the SpringCastle Funding Asset-backed Notes 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

During 2016, we (i) entered into one new conduit facility, (ii) extended the revolving periods on four existing revolving conduit facilities, (iii) amended four existing revolving conduit facilities to change the maximum principal balances, (iv) replaced the 2015 Warehouse Facility with the New Facilities and refinanced two of the New Facilities, and (v) terminated one revolving conduit facility. Net repayments under the notes of our existing revolving conduit facilities totaled $2.6 billion for 2016. The 2015 Warehouse Facility and the New Facilities are described in Note 12 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report.

See Notes 12 and 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on our long-term debt, consumer loan securitization transactions and conduit facilities.

Subsequent to December 31, 2016, we completed the following transactions:

•
On February 1, 2017, we completed a private securitization transaction in which OneMain Direct Auto Receivables Trust 2017-1, a wholly owned special purpose vehicle of SFC, issued $300 million principal amount of notes backed by direct auto loans with an aggregate unpaid principal balance (“UPB”) of $300 million as of December 31, 2016. See Note 24 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on this subsequent transaction.

•
On February 15, 2017, we exercised our right to redeem asset-backed notes issued in March 2014 by Springleaf Funding Trust 2014-A for a redemption price of $188 million. The outstanding principal balance of the asset-backed notes was $221 million on the date of the optional redemption. See Note 24 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on this subsequent transaction.

Other Transactions

In addition to cash received from our senior notes offering and securitization transactions, our sources of funds were favorably impacted by the following transactions:

•	SpringCastle Interests Sale;

•	Lendmark Sale;

•	August 2016 Real Estate Loan Sale; and

•	December 2016 Real Estate Loan Sale.

See Note 2 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on these transactions.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At December 31, 2016, we had $579 million of cash and cash equivalents, and during 2016, we generated net income attributable to OMH of $215 million. Our net cash inflow from operating and investing activities totaled $1.3 billion in 2016. At December 31, 2016, our scheduled principal and interest payments for 2017 on our existing debt (excluding securitizations) totaled $1.7 billion. As of December 31, 2016, we had $4.0 billion UPB of unencumbered personal loans and $368 million UPB of unencumbered real estate loans (including $216 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $1.3 billion for 2016 reflected net income of $243 million, the impact of non-cash items, and an unfavorable change in working capital of $115 million. Net cash provided by operations of $735 million for 2015 reflected a net loss of $93 million, the impact of non-cash items, and a favorable change in working capital of $97 million. Net cash provided by operations of $381 million for 2014 reflected net income of $589 million, the impact of non-cash items, and an unfavorable change in working capital of $107 million primarily due to costs relating to the real estate sales transactions.

Investing Activities

Net cash used for investing activities of $2 million for 2016 was primarily due to net principal collections and originations of finance receivables held for investment and held for sale, partially offset by the SpringCastle Interests Sale, the Lendmark Sale, the August 2016 Real Estate Loan Sale, and the December 2016 Real Estate Loan Sale. Net cash used for investing activities of $2.6 billion for 2015 was primarily due to the OneMain Acquisition. Net cash provided by investing activities of $1.8 billion for 2014 was primarily due to the sales of real estate loans held for sale originated as held for investment during 2014, partially offset by the purchase of investment securities.

Financing Activities

Net cash used for financing activities of $1.7 billion for 2016 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $2.0 billion for 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations. Net cash used for financing activities of $1.8 billion for 2014 was primarily due to the repayments of the secured term loan and the 2013-BAC trust notes in late March of 2014.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 14 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on these restrictions and the dividends paid by our insurance subsidiaries during 2014 through 2016.

OUR DEBT AGREEMENTS

The debt agreements to which SFC, OMFH, and their subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 12 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for further information on the restrictive covenants under SFC’s and OMFH’s debt agreements, as well as the guarantees of SFC’s and OMFH’s long-term debt.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of December 31, 2016, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate (a)	Collateral Type	Original Revolving Period

Consumer Securitizations:
Springleaf
SLFT 2014-A	$559	$644	$217	$273	2.78%	Personal loans	2 years
SLFT 2015-A	1,163	1,250	1,163	1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years
SLFT 2016-A	500	560	500	559	3.10%	Personal loans	2 years

OneMain
OMFIT 2014-1	760	1,004	367	567	2.66%	Personal loans	2 years
OMFIT 2014-2	1,185	1,325	841	911	3.11%	Personal loans	2 years
OMFIT 2015-1	1,229	1,397	1,229	1,365	3.74%	Personal loans	3 years
OMFIT 2015-2	1,250	1,346	1,250	1,320	3.07%	Personal loans	2 years
OMFIT 2015-3	293	330	293	323	4.21%	Personal loans	5 years
OMFIT 2016-1	459	569	459	549	4.01%	Personal loans	3 years
OMFIT 2016-2	816	1,007	816	983	4.50%	Personal loans	2 years
OMFIT 2016-3	317	397	317	388	4.33%	Personal loans	5 years
Total consumer securitizations	8,845	10,164	7,766	8,824

Auto Securitization:
Springleaf
ODART 2016-1	700	754	493	547	2.37%	Direct auto loans	(c)

Total secured structured financings	$9,545	$10,918	$8,259	$9,371

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

(c)	Not applicable.

In addition to the structured financings included in the table above, we had access to 11 conduit facilities with a total borrowing capacity of $4.8 billion as of December 31, 2016, as discussed in Note 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report. At December 31, 2016, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to December 31, 2016.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates significantly below those of our unsecured debt.

Contractual Obligations

At December 31, 2016, our material contractual obligations were as follows:

(dollars in millions)	2017	2018-2019	2020-2021	2022+	Securitizations	Total

Principal maturities on long-term debt:
Consumer securitization debt (a)	$—	$—	$—	$—	$8,259	$8,259
Medium-term notes	1,287	1,396	2,749	300	—	5,732
Junior subordinated debt	—	—	—	350	—	350
Total principal maturities	1,287	1,396	2,749	650	8,259	14,341
Interest payments on debt (b)	423	655	377	482	661	2,598
Operating leases (c)	58	73	30	19	—	180
Total	$1,768	$2,124	$3,156	$1,151	$8,920	$17,119

(a)
On-balance sheet securitizations and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments. At December 31, 2016, there were no amounts drawn under our revolving conduit facilities.

(b)	Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2016.

(c)	Operating leases include annual rental commitments for leased office space, automobiles, and information technology and related equipment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated variable interest entities at December 31, 2016 or 2015, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of December 31, 2016, we had no repurchase activity related to these sales.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

For goodwill and indefinite lived intangible assets, we first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test annually as of October 1 of each year. For goodwill, if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, we proceed with the two-step impairment test. When necessary, the fair value of the reporting unit is calculated utilizing the income approach, which uses prospective financial information of the reporting unit discounted at a rate that we estimate a market participant would use. For indefinite lived intangible assets, if the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets.

For those net intangible assets with a finite useful life, we review such intangibles for impairment at least annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Recent Accounting Pronouncements

See Note 4 of the Notes to Consolidated Financial Statements in Part II - Item 8 of this report for discussion of recently issued accounting pronouncements.

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

Key Financial Definitions

Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by 2) in the period
30 - 89 Delinquency ratio	net finance receivables 30 - 89 days past due as a percentage of net finance receivables
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain of our assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 basis point (“bp”) increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2016		2015
(dollars in millions)	+100 bp	-100 bp	+100 bp	-100 bp

Assets
Net finance receivables, less allowance for finance receivable losses	$(182)	$187	$(249)	$267
Finance receivables held for sale	(11)	13	(19)	20
Fixed-maturity investment securities	(69)	71	(75)	76

Liabilities
Long-term debt	$(327)	$193	$(385)	$383

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

Item 8. Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of OneMain Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for the derecognition of loans from purchased credit impaired loan pools in 2016.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 21, 2017

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2016	2015

Assets
Cash and cash equivalents	$579	$939
Investment securities	1,764	1,867
Net finance receivables:
Personal loans (includes loans of consolidated variable interest entities (“VIEs”) of $9.5 billion in 2016 and $11.4 billion in 2015)	13,577	13,295
SpringCastle Portfolio (includes loans of consolidated VIEs of $1.7 billion in 2015)	—	1,703
Real estate loans	144	538
Retail sales finance	11	23
Net finance receivables	13,732	15,559
Unearned insurance premium and claim reserves	(586)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $501 million in 2016 and $431 million in 2015)	(689)	(592)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	12,457	14,305
Finance receivables held for sale (includes finance receivables held for sale of consolidated VIEs of $435 million in 2015)	153	793
Restricted cash and cash equivalents (includes restricted cash and cash equivalents of consolidated VIEs of $552 million in 2016 and $663 million in 2015)	568	676
Goodwill	1,422	1,440
Other intangible assets	492	559
Other assets	688	611

Total assets	$18,123	$21,190

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.2 billion in 2016 and $11.7 billion in 2015)	$13,959	$17,300
Insurance claims and policyholder liabilities	757	747
Deferred and accrued taxes	9	29
Other liabilities (includes other liabilities of consolidated VIEs of $12 million in 2016 and $15 million in 2015)	332	384
Total liabilities	15,057	18,460
Commitments and contingent liabilities (Note 19)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 134,867,868 and 134,494,172 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	1
Additional paid-in capital	1,548	1,533
Accumulated other comprehensive loss	(6)	(33)
Retained earnings	1,523	1,308
OneMain Holdings, Inc. shareholders’ equity	3,066	2,809
Non-controlling interests	—	(79)
Total shareholders’ equity	3,066	2,730

Total liabilities and shareholders’ equity	$18,123	$21,190

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2016	2015	2014

Interest income:
Finance charges	$3,036	$1,870	$1,911
Finance receivables held for sale originated as held for investment	74	60	62
Total interest income	3,110	1,930	1,973

Interest expense	856	715	734

Net interest income	2,254	1,215	1,239

Provision for finance receivable losses	932	716	423

Net interest income after provision for finance receivable losses	1,322	499	816

Other revenues:
Insurance	449	211	166
Investment	86	52	39
Net loss on repurchases and repayments of debt	(17)	—	(66)
Net gain on sale of SpringCastle interests	167	—	—
Net gain on sales of personal and real estate loans and related trust assets	18	—	648
Other	70	(1)	(41)
Total other revenues	773	262	746

Other expenses:
Operating expenses:
Salaries and benefits	788	485	360
Acquisition-related transaction and integration expenses	108	62	—
Other operating expenses	676	344	266
Insurance policy benefits and claims	167	96	75
Total other expenses	1,739	987	701

Income (loss) before provision for (benefit from) income taxes	356	(226)	861

Provision for (benefit from) income taxes	113	(133)	272

Net income (loss)	243	(93)	589

Net income attributable to non-controlling interests	28	127	126

Net income (loss) attributable to OneMain Holdings, Inc.	$215	$(220)	$463

Share Data:
Weighted average number of shares outstanding:
Basic	134,718,588	127,910,680	114,791,225
Diluted	135,135,860	127,910,680	115,265,123
Earnings (loss) per share:
Basic	$1.60	$(1.72)	$4.03
Diluted	$1.59	$(1.72)	$4.02

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Net income (loss)	$243	$(93)	$589

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	36	(28)	20
Retirement plan liabilities adjustments	22	(9)	(50)
Foreign currency translation adjustments	4	(6)	—
Income tax effect:
Net unrealized (gains) losses on non-credit impaired available-for-sale securities	(13)	10	(7)
Retirement plan liabilities adjustments	(7)	3	17
Foreign currency translation adjustments	(1)	2	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	41	(28)	(20)
Reclassification adjustments included in net income (loss):
Net realized gains on available-for-sale securities	(15)	(12)	(8)
Net realized gain on foreign currency translation adjustments	(4)	—	—
Income tax effect:
Net realized gains on available-for-sale securities	5	4	3
Reclassification adjustments included in net income (loss), net of tax	(14)	(8)	(5)
Other comprehensive income (loss), net of tax	27	(36)	(25)

Comprehensive income (loss)	270	(129)	564

Comprehensive income attributable to non-controlling interests	28	127	126

Comprehensive income (loss) attributable to OneMain Holdings, Inc.	$242	$(256)	$438

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2016	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730
Share-based compensation expense, net of forfeitures	—	22	—	—	22	—	22
Withholding tax on vested restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”)	—	(7)	—	—	(7)	—	(7)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	27	—	27	—	27
Net income	—	—	—	215	215	28	243
Balance, December 31, 2016	$1	$1,548	$(6)	$1,523	$3,066	$—	$3,066

Balance, January 1, 2015	$1	$529	$3	$1,528	$2,061	$(129)	$1,932
Sale of common stock, net of offering costs	—	976	—	—	976	—	976
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	15	—	—	15	—	15
Excess tax benefit from share-based compensation	—	3	—	—	3	—	3
Withholding tax on vested RSUs	—	(5)	—	—	(5)	—	(5)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(77)	(77)
Other comprehensive loss	—	—	(36)	—	(36)	—	(36)
Net income (loss)	—	—	—	(220)	(220)	127	(93)
Balance, December 31, 2015	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730

Balance, January 1, 2014	$1	$524	$28	$1,065	$1,618	$383	$2,001
Share-based compensation expense, net of forfeitures	—	6	—	—	6	—	6
Withholding tax on vested RSUs	—	(1)	—	—	(1)	—	(1)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(638)	(638)
Other comprehensive loss	—	—	(25)	—	(25)	—	(25)
Net income	—	—	—	463	463	126	589
Balance, December 31, 2014	$1	$529	$3	$1,528	$2,061	$(129)	$1,932

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Cash flows from operating activities
Net income (loss)	$243	$(93)	$589
Reconciling adjustments:
Provision for finance receivable losses	932	716	423
Depreciation and amortization	521	198	23
Deferred income tax benefit	(97)	(209)	(5)
Non-cash incentive compensation from Initial Stockholder	—	15	—
Net gain on liquidation of United Kingdom subsidiary	(4)	—	—
Net gain on sales of personal and real estate loans and related trust assets	(18)	—	(648)
Net loss on repurchases and repayments of debt	17	—	66
Share-based compensation expense, net of forfeitures	22	15	6
Net gain on sale of SpringCastle interests	(167)	—	—
Other	(8)	(4)	34
Cash flows due to changes in:
Other assets and other liabilities	(10)	(30)	(30)
Insurance claims and policyholder liabilities	(64)	27	51
Taxes receivable and payable	(47)	113	(98)
Accrued interest and finance charges	—	(14)	(36)
Restricted cash and cash equivalents not reinvested	4	—	5
Other, net	2	1	1
Net cash provided by operating activities	1,326	735	381

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(1,203)	(1,037)	235
Proceeds on sales of finance receivables held for sale originated as held for investment	930	78	3,799
Purchase of OneMain Financial Holdings, LLC, net of cash acquired	—	(3,902)	—
Proceeds from sale of SpringCastle interests	101	—	—
Cash received from CitiFinancial Credit Company	23	—	—
Available-for-sale securities purchased	(746)	(525)	(351)
Trading and other securities purchased	(17)	(1,482)	(2,978)
Available-for-sale securities called, sold, and matured	837	525	291
Trading and other securities called, sold, and matured	63	3,797	687
Change in restricted cash and cash equivalents	29	(70)	112
Proceeds from sale of real estate owned	8	14	59
Other, net	(27)	(36)	(13)
Net cash provided by (used for) investing activities	(2)	(2,638)	1,841

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	6,660	3,027	3,557
Proceeds from issuance of common stock, net of offering costs	—	976	—
Repayments of long-term debt	(8,320)	(1,960)	(4,691)
Distributions to joint venture partners	(18)	(77)	(638)
Excess tax benefit from share-based compensation	—	3	—
Withholding tax on vested RSUs and PRSUs	(7)	(5)	(1)
Net cash provided by (used for) financing activities	(1,685)	1,964	(1,773)

Consolidated Statements of Cash Flows (Continued)

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Effect of exchange rate changes on cash and cash equivalents	1	(1)	(1)

Net change in cash and cash equivalents	(360)	60	448
Cash and cash equivalents at beginning of period	939	879	431
Cash and cash equivalents at end of period	$579	$939	$879

Supplemental cash flow information
Interest paid	$(765)	$(594)	$(541)
Income taxes received (paid)	(249)	38	(375)

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$1,945	$617	$7,079
Transfer of finance receivables to real estate owned	8	11	49
Net unsettled investment security purchases	1	—	(7)

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2016

1. Nature of Operations

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At December 31, 2016, Springleaf Financial Holdings, LLC (the “Initial Stockholder”) owned approximately 58% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

OMH is a financial services holding company whose principal subsidiaries are Springleaf Finance, Inc. (“SFI”) and Independence Holdings, LLC (“Independence”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”), and Independence’s principal subsidiary is OneMain Financial Holdings, LLC (“OMFH”). SFC and OMFH are financial services holding companies with subsidiaries engaged in the consumer finance and insurance businesses. OMFH, collectively with its subsidiaries, is referred to in this report as “OneMain.” OMH and its subsidiaries (other than OneMain) is referred to in this report as “Springleaf.”

2. Significant Transactions

ONEMAIN ACQUISITION

On November 15, 2015, OMH completed its acquisition of OneMain from CitiFinancial Credit Company (“Citigroup”) for approximately $4.5 billion in cash (the “OneMain Acquisition”). OneMain is a leading consumer finance company in the United States, providing personal loans to primarily middle income households through a national, community based network. The results of OneMain are included in our consolidated results from November 1, 2015, pursuant to our contractual agreements with Citigroup.

We allocated the purchase price to the net tangible and intangible assets acquired and liabilities assumed, based on their respective estimated fair values as of October 31, 2015. Given the timing of this transaction and complexity of the purchase accounting, our estimate of the fair value adjustment specific to the acquired loans and intangible assets was preliminary, and our determination of the final tax positions with Citigroup was also preliminary. During 2016, we finalized the accounting for these matters as shown in the table below.

The excess of the purchase price over the fair values, which we recorded as goodwill, was determined as follows:

(dollars in millions)	As Reported	Adjustments *		As Adjusted

Cash consideration	$4,478	$(23)	(a)	$4,455
Fair value of assets acquired:
Cash and cash equivalents	958	—		958
Investment securities	1,294	—		1,294
Personal loans	8,801	(6)	(b)	8,795
Intangibles	555	3	(c)	558
Other assets	247	(3)	(d)	244
Fair value of liabilities assumed:
Long-term debt	(7,725)	—		(7,725)
Unearned premium, insurance policy and claims reserves	(936)	—		(936)
Other liabilities	(156)	1	(e)	(155)
Goodwill	$1,440			$1,422

Notes to Consolidated Financial Statements, Continued

*
During 2016, we recorded the following adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as new information, which existed as of the acquisition date, became available:

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

Of the adjusted $8.8 billion of acquired personal loans included in the table above, $8.1 billion relates to finance receivables determined not to be credit impaired at acquisition. Contractually required principal and interest of these non-credit impaired personal loans was $11.6 billion at the date of acquisition, of which $2.2 billion is not expected to be collected, primarily due to forgone interest as a result of prepayments and defaults.

The goodwill recognized from the OneMain Acquisition is reported in our Consumer and Insurance segment. We did not record any impairments to goodwill during 2016 and 2015. See Note 9 for the reconciliations of the carrying amounts of goodwill at the beginning and end of 2016 and 2015.

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

The unaudited pro forma information also reflects adjustments for the Lendmark Sale (as defined below), as if the Lendmark Sale had been consummated on January 1, 2015. In addition, the pro forma interest income assumes the adjustment of historical finance charges for estimated impacts of accounting for credit impaired loans. The unaudited pro forma financial information does not give effect to the SpringCastle Interests Sale, the August 2016 Real Estate Loan Sale, or the December 2016 Real Estate Loan Sale (all of which are defined below).

The following table presents the unaudited pro forma financial information:

(dollars in millions)
Years Ended December 31,	2015	2014

Interest income	$3,237	$3,124
Net income (loss) attributable to OneMain Holdings, Inc.	(110)	103

As of December 31, 2016, we had incurred approximately $170 million of acquisition-related transaction and integration expenses ($108 million incurred during 2016) in connection with the OneMain Acquisition and the Lendmark Sale (as defined below), which we report as a component of operating expenses. These expenses primarily include transaction costs, technology termination and certain compensation and benefit related costs.

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

Notes to Consolidated Financial Statements, Continued

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

The NRZ Buyers are subsidiaries of NRZ, which is externally managed by an affiliate of Fortress. The Initial Stockholder, which owned approximately 58% of OMH’s common stock as of March 31, 2016, the date of sale, was owned primarily by a private equity fund managed by an affiliate of Fortress. Wesley Edens, Chairman of the Board of Directors of OMH, also serves as Chairman of the Board of Directors of NRZ. Mr. Edens is also a principal of Fortress and serves as Co-Chairman of the Board of Directors of Fortress. Douglas Jacobs, a member of the Board of Directors of OMH, also serves as a member of NRZ’s Board of Directors and Fortress’ Board of Directors.

The purchase agreement included customary representations, warranties, covenants and indemnities. We did not record a sales recourse obligation related to the SpringCastle Interests Sale.

Notes to Consolidated Financial Statements, Continued

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

On May 2, 2016, we completed the Lendmark Sale for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance (“UPB”) as of March 31, 2016 of $600 million. We have entered into a transition services agreement with Lendmark dated as of May 2, 2016 (the “Transition Services Agreement”), and our activities will remain subject to the oversight of the Monitoring Trustee appointed by the court pursuant to the Settlement Agreement until the expiration of the Transition Services Agreement. The Transition Services Agreement is currently scheduled to expire on May 1, 2017. Although we continue to take such steps as we believe are necessary to comply with the terms of the Settlement Agreement, no assurance can be given that we will not incur fines or penalties associated with our activities pursuant to the Transition Services Agreement or our efforts to comply with the terms of the Settlement Agreement.

Notes to Consolidated Financial Statements, Continued

REAL ESTATE LOAN SALES

August 2016 Real Estate Loan Sale

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

December 2016 Real Estate Loan Sale

On December 19, 2016, SFC and certain of its subsidiaries sold a portfolio of first and second lien mortgage loans for aggregate cash proceeds of $58 million (the “December 2016 Real Estate Loan Sale”). In connection with this sale, we recorded a net loss in other revenues at the time of sale of less than $1 million.

3. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using generally accepted accounting principles in the United States of America (“GAAP”). The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned, except for certain indirect subsidiaries associated with a joint venture in which we owned a 47% equity interest prior to March 31, 2016), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2016 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

CHANGE IN ACCOUNTING POLICY

Effective April 1, 2016, we changed our accounting policy for the derecognition of loans within a purchased credit impaired pool. Historically, we removed loans from a purchased credit impaired pool upon charge-off of the loan, based on the Company’s charge-off accounting policy at their allocated carrying value. Under our new accounting policy, loans will be removed from a purchased credit impaired pool when the loan is written-off, at which time further collections efforts would not be pursued, or sold or repaid. While both methods are acceptable under GAAP, we believe the new method for derecognition of purchased credit impaired loans is preferable as it enhances consistency with our industry peers. As of January 1, 2015, the cumulative effect of retrospectively applying the change in accounting policy increased shareholders’ equity by $36 million.

We have retrospectively applied this change in accounting policy. As a result, we have revised certain sections in our 2015 Annual Report on Form 10-K to reflect the retrospective application of this change in accounting policy, and such revised disclosures are included in exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2016.

The effects of this change in accounting policy for 2016 were as follows:

•	increased income before provision for income taxes by $40 million;

•	increased net income by $25 million;

•	increased net income attributable to OMH by $23 million;

•	increased basic earnings per share by $0.17; and

•	increased diluted earnings per share by $0.17.

Notes to Consolidated Financial Statements, Continued

ACCOUNTING POLICIES

Operating Segments

Our segments coincide with how our businesses are managed. At December 31, 2016, our three segments include:

•	Consumer and Insurance;

•	Acquisitions and Servicing; and

•	Real Estate.

In connection with the OneMain Acquisition, we include OneMain’s operations in our Consumer and Insurance segment.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which are isolated by geographic market and/or distribution channel from our three segments. These operations include: (i) Springleaf legacy operations in 14 states where we had also ceased branch-based personal lending; (ii) Springleaf liquidating retail sales finance portfolio (including retail sales finance accounts from its legacy auto finance operation); (iii) Springleaf lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of Springleaf United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

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

We include the cash flows from finance receivables held for investment in the consolidated statements of cash flows as investing activities, except for collections of interest, which we include as cash flows from operating activities. We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, the insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in the consolidated statements of cash flows.

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

Notes to Consolidated Financial Statements, Continued

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

Troubled Debt Restructured Finance Receivables

We make modifications to our personal loans to assist borrowers who are experiencing financial difficulty, are in bankruptcy or are participating in a consumer credit counseling arrangement. We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish reserves on our TDR finance receivables by discounting the estimated cash flows associated with the respective receivables at the interest rate prior to the modification to the account and record any difference between the discounted cash flows and the carrying value as an allowance adjustment.

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, or capitalize past due interest and, to a lesser extent, forgive principal or interest. Additionally, as part of the modification, we may require trial payments. If the account is delinquent at the time of modification, the account is brought current for delinquency reporting. Account modifications that are deemed to be a TDR finance receivable are measured for impairment. Account modifications that are not classified as a TDR finance receivable are measured for impairment in accordance with our policy for allowance for finance receivable losses.

Finance charges for TDR finance receivables require the application of judgment. We recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. TDR finance receivables that

Notes to Consolidated Financial Statements, Continued

are placed on nonaccrual status remain on nonaccrual status until the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual.

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by finance receivable type. Our finance receivable types (personal loans, real estate loans, and retail sales finance) consist of a large number of relatively small, homogeneous accounts. We evaluate our finance receivable types for impairment as pools. None of our accounts are large enough to warrant individual evaluation for impairment.

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

We may renew a delinquent account if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the new loan. We subject all renewals to the same credit risk underwriting process as we would a new application for credit.

For our personal loans and retail sales finance receivables, we may offer those customers whose accounts are in good standing the opportunity of a deferment, which extends the term of an account. We may extend this offer to customers when they are experiencing higher than normal personal expenses. Generally, this offer is not extended to customers who are delinquent.

Notes to Consolidated Financial Statements, Continued

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

For our real estate loans, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem, which extends the term of an account. Prior to granting the deferment, we may require a partial payment. We forebear the remaining past due interest when the deferment is granted for real estate loans that were originated or acquired centrally. The account is considered current upon granting the deferment. We generally limit a customer to two deferments in a rolling twelve month period for real estate loans that were originated at our branch offices (one deferment for real estate loans that were originated or acquired centrally) unless we determine that an exception is warranted and is consistent with our credit risk policies.

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

Finance Receivables Held for Sale

Depending on market conditions or certain of management’s capital sourcing strategies, which may impact our ability and/or intent to hold our finance receivables until maturity or for the foreseeable future, we may decide to sell finance receivables originally intended for investment. Our ability to hold finance receivables for the foreseeable future is subject to a number of factors, including economic and liquidity conditions, and therefore may change. As of each reporting period, management determines our ability to hold finance receivables for the foreseeable future based on assumptions for liquidity requirements or other strategic goals. When it is probable that management’s intent or ability is to no longer hold finance receivables for the foreseeable future and we subsequently decide to sell specifically identified finance receivables that were originally classified as held for investment, the net finance receivables, less allowance for finance receivable losses, are reclassified as finance receivables held for sale and are carried at the lower of cost or fair value. Any amount by which cost exceeds fair value is accounted for as a valuation allowance and is recognized in other revenues in the consolidated statements of operations. We base the fair value estimates on negotiations with prospective purchasers (if any) or by using a discounted cash flows approach. We base cash flows on contractual payment terms adjusted for estimates of prepayments and credit related losses. Cash flows resulting from the sale of the finance receivables that were originally classified as held for investment are recorded as an investing activity in the consolidated statements of cash flows. When sold, we record the sales price we receive less our carrying value of these finance receivables held for sale in other revenues.

When it is determined that management no longer intends to sell finance receivables which had previously been classified as finance receivables held for sale and we have the ability to hold the finance receivables for the foreseeable future, we reclassify

Notes to Consolidated Financial Statements, Continued

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

Reserve for Sales Recourse Obligations

When we sell finance receivables, we may establish a reserve for sales recourse in other liabilities, which represents our estimate of losses to be: (a) incurred by us on the repurchase of certain finance receivables that we previously sold; and (b) incurred by us for the indemnification of losses incurred by purchasers. Certain sale contracts include provisions requiring us to repurchase a finance receivable or indemnify the purchaser for losses it sustains with respect to a finance receivable if a borrower fails to make initial loan payments to the purchaser or if the accompanying mortgage loan breaches certain customary representations and warranties. These representations and warranties are made to the purchaser with respect to various characteristics of the finance receivable, such as the manner of origination, the nature and extent of underwriting standards applied, the types of documentation being provided, and, in limited instances, reaching certain defined delinquency limits. Although the representations and warranties are typically in place for the life of the finance receivable, we believe that most repurchase requests occur within the first five years of the sale of a finance receivable. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. At the time of the sale of each finance receivable (exclusive of finance receivables included in our on-balance sheet securitizations), we record a provision for recourse obligations for estimated repurchases, loss indemnification and premium recapture on finance receivables sold, which is charged to other revenues. Any subsequent adjustments resulting from changes in estimated recourse exposure are recorded in other revenues.

Goodwill

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in connection with the OneMain Acquisition. We test goodwill for potential impairment annually as of October 1 of each year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

We first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, we proceed with the two-step impairment test. When necessary, the fair value of the reporting unit is calculated using the income approach based upon prospective financial information of the reporting unit discounted at a rate we estimate a market participant would use.

Intangible Assets other than Goodwill

At the time we initially recognize intangible assets, a determination is made with regard to each asset as it relates to its useful life. We have determined that each of our intangible assets has a finite useful life with the exception of the OneMain trade name, insurance licenses, lending licenses and certain domain names, which we have determined to have indefinite lives. For intangible assets with a finite useful life, we review for impairment at least annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. Value of business acquired

Notes to Consolidated Financial Statements, Continued

(“VOBA”) is the present value of future profits (“PVFP”) of purchased insurance contracts. The PVFP is dynamically amortized over the lifetime of the block of business and is subject to premium deficiency testing in accordance with Accounting Standards Codification (“ASC”) Topic 944, Financial Services — Insurance.

For indefinite lived intangible assets, we first complete an annual qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets. The fair value is determined in accordance with our fair value measurement policy. If the fair value is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification will be evaluated to determine whether such classification remains appropriate.

Insurance Premiums

We recognize revenue for short-duration contracts over the related contract period. Short-duration contracts primarily include credit life, credit disability, credit involuntary unemployment insurance, and collateral protection policies. We defer single premium credit insurance premiums from affiliates in unearned premium reserves which we include as a reduction to net finance receivables. We recognize unearned premiums on credit life, credit disability, credit involuntary unemployment insurance and collateral protection insurance as revenue using the sum-of-the-digits, straight-line or other appropriate methods over the terms of the policies. Premiums from reinsurance assumed are earned over the related contract period.

We recognize revenue on long-duration contracts when due from policyholders. Long-duration contracts include term life, accidental death and dismemberment, and disability income protection. For single premium long-duration contracts a liability is accrued, that represents the present value of estimated future policy benefits to be paid to or on behalf of policyholders and related expenses, when premium revenue is recognized. The effects of changes in such estimated future policy benefit reserves are classified in insurance policy benefits and claims in the consolidated statements of operations.

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

Policy and Claim Reserves

Policy reserves for credit life, credit disability, credit involuntary unemployment, and collateral protection insurance equal related unearned premiums. Reserves for losses and loss adjustment expenses are based on claims experience, actual claims reported, and estimates of claims incurred but not reported. Assumptions utilized in determining appropriate reserves are based on historical experience, adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience and industry standards, and revised if it is determined that future experience will differ substantially from that previously assumed. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are classified in insurance policy benefits and claims in the consolidated statements of operations in the period in which the estimates are changed.

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

Insurance Policy Acquisition Costs

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

We classify our investment securities in the fair value hierarchy framework based on the observability of inputs. Inputs to the valuation techniques are described as being either observable (Level 1 or 2) or unobservable (Level 3) assumptions (as further described in “Fair Value Measurements” below) that market participants would use in pricing an asset or liability.

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

Notes to Consolidated Financial Statements, Continued

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

Acquisition-related Transaction and Integration Expenses

In connection with the OneMain Acquisition and the Lendmark Sale, we incur acquisition-related transaction and integration costs, including (i) compensation and employee benefit costs, such as retention awards and severance costs, (ii) accelerated amortization of acquired software assets, (iii) rebranding to the OneMain brand, (iv) branch infrastructure and other fixed asset integration costs, (v) information technology costs, such as internal platform development, software upgrades and licenses, and technology termination costs, (vi) legal fees and project management costs, (vii) system conversions, including payroll, marketing, risk, and finance functions, and (viii) other costs and fees directly related to the OneMain Acquisition and integration.

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

Notes to Consolidated Financial Statements, Continued

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

We recognize income tax benefits associated with uncertain tax positions, when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority.

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

Notes to Consolidated Financial Statements, Continued

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

Notes to Consolidated Financial Statements, Continued

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

4. Recent Accounting Pronouncements

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

In October of 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties that are under Common Control, which clarifies how a reporting entity should treat indirect interest in an entity that is held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Since we have adopted the amendments and updates in ASU 2015-02, we are required to apply the amendments in this update retrospectively for annual periods, and interim periods within those annual periods, beginning with the fiscal year in which the amendments in ASU 2015-02 were initially applied. We have adopted this ASU and concluded that is does not have a material effect on our consolidated financial statements.

Technical Corrections and Improvements

In June of 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements, to correct differences between original guidance and the ASC), clarify the guidance, correct references and make minor improvements affecting a variety of topics. The amendments to this transition guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We have adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

In December of 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, to correct differences between original guidance and the ASC, clarify the guidance, correct references and make minor improvements affecting a variety of topics. The amendments to this transition guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

Debt Instruments

In March of 2016, the FASB issued ASU 2016-06, Contingent Puts and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt

Notes to Consolidated Financial Statements, Continued

instruments are clearly and closely related to their debt host. The ASU requires assessing the embedded call (put) options solely in accordance with the four-step decision sequence. The amendment of this ASU became effective on a modified retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have early adopted this ASU and concluded that it does not have a material effect on our consolidated financial statements.

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

Short-Duration Insurance Contracts Disclosures

In May of 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, to address enhanced disclosure requirements for insurers related to short-duration insurance contract claims and unpaid claims liability roll-forward for long and short-duration contracts. The disclosures are intended to provide users of financial statements more transparent information about an insurance entity’s initial claim estimates, subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The amendments in this ASU became effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. We have adopted this ASU and included the additional disclosures in Note 14.

Going Concern

In August of 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern for each annual and interim reporting period, and disclose in its financial statements whether there is substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We have adopted this ASU by performing the going concern assessment in accordance with the requirements of the ASU.

Notes to Consolidated Financial Statements, Continued

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09, Revenue from Contracts with Customers. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. In April of 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance of ASU 2014-09 relating to performance obligations and licensing. In May of 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify guidance in ASU 2014-09 related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts/contract modifications. In December of 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which improves the guidance specific to the amendments in ASU 2014-09. We are evaluating whether the adoption of these accounting pronouncements will have a material effect on our consolidated financial statements.

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

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which clarifies the presentation of restricted cash on the statement of cash flows. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Income Taxes

In October of 2016, the FASB issued ASU 2016-16, Income Taxes, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU will become effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during 2016, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

Notes to Consolidated Financial Statements, Continued

5. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At December 31, 2016, we had over 2.2 million personal loans representing $13.6 billion of net finance receivables, compared to 2.2 million personal loans totaling $13.3 billion at December 31, 2015.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased real estate lending in January of 2012, our real estate loans have been in a liquidating status.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2016
Gross receivables *	$15,405	$—	$142	$12	$15,559
Unearned finance charges and points and fees	(2,062)	—	1	(1)	(2,062)
Accrued finance charges	151	—	1	—	152
Deferred origination costs	83	—	—	—	83
Total	$13,577	$—	$144	$11	$13,732

December 31, 2015
Gross receivables *	$15,353	$1,672	$534	$25	$17,584
Unearned finance charges and points and fees	(2,261)	—	—	(2)	(2,263)
Accrued finance charges	147	31	4	—	182
Deferred origination costs	56	—	—	—	56
Total	$13,295	$1,703	$538	$23	$15,559

Notes to Consolidated Financial Statements, Continued

*	Gross receivables are defined as follows:

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

•
Finance receivables originated subsequent to the OneMain Acquisition and the Fortress Acquisition (as defined below) — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts;

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

At December 31, 2016 and 2015, unused lines of credit extended to customers by the Company totaled $4 million and $397 million, respectively. The unused lines of credit at December 31, 2015, were primarily attributable to the SpringCastle Portfolio.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2016		2015 *
(dollars in millions)	Amount	Percent	Amount	Percent

Texas	$1,196	9%	$1,202	8%
North Carolina	1,112	8	1,370	9
Pennsylvania	825	6	961	6
California	813	6	939	6
Ohio	660	5	780	5
Virginia	623	5	714	5
Illinois	599	4	670	4
Georgia	586	4	660	4
Florida	579	4	657	4
Indiana	539	4	584	4
South Carolina	508	4	571	4
Other	5,692	41	6,451	41
Total	$13,732	100%	$15,559	100%

*	December 31, 2015 concentrations of net finance receivables are presented in the order of December 31, 2016 state concentrations.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days past due, we consider them delinquent and transfer collections management of these accounts to our centralized operations, as these accounts are considered to be at increased risk for loss. At 90 days or more past due, we consider our finance receivables to be nonperforming.

Notes to Consolidated Financial Statements, Continued

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2016
Net finance receivables:
Performing
Current	$12,920	$—	$102	$11	$13,033
30-59 days past due	174	—	9	—	183
60-89 days past due	130	—	4	—	134
Total performing	13,224	—	115	11	13,350
Nonperforming
90-179 days past due	349	—	8	—	357
180 days or more past due	4	—	21	—	25
Total nonperforming	353	—	29	—	382
Total	$13,577	$—	$144	$11	$13,732

December 31, 2015
Net finance receivables:
Performing
Current	$12,777	$1,588	$486	$22	$14,873
30-59 days past due	170	49	13	—	232
60-89 days past due	127	26	19	—	172
Total performing	13,074	1,663	518	22	15,277
Nonperforming
90-179 days past due	217	39	7	1	264
180 days or more past due	4	1	13	—	18
Total nonperforming	221	40	20	1	282
Total	$13,295	$1,703	$538	$23	$15,559

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at December 31, 2016 and at December 31, 2015 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

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

Notes to Consolidated Financial Statements, Continued

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

At December 31, 2016 and 2015, finance receivables held for sale totaled $153 million and $793 million, respectively. See Note 7 for further information on our finance receivables held for sale, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans (a)	Total

December 31, 2016
Carrying amount, net of allowance	$324	$—	$70	$394
Outstanding balance (b)	444	—	107	551
Allowance for purchased credit impaired finance receivable losses	29	—	8	37

December 31, 2015
Carrying amount, net of allowance	$652	$350	$89	$1,091
Outstanding balance	911	482	136	1,529
Allowance for purchased credit impaired finance receivable losses	—	—	12	12

(a)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
December 31,	2016	2015

Carrying amount	$54	$59
Outstanding balance	83	89

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at December 31, 2016 and 2015, reflected the net carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Notes to Consolidated Financial Statements, Continued

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans	Total

Year Ended December 31, 2016
Balance at beginning of period	$151	$375	$66	$592
Accretion (a)	(69)	(16)	(7)	(92)
Other (b)	(23)	—	—	(23)
Reclassifications from nonaccretable difference (c)	—	—	12	12
Transfers due to finance receivables sold	—	(359)	(11)	(370)
Balance at end of period	$59	$—	$60	$119

Year Ended December 31, 2015
Balance at beginning of period	$—	$452	$54	$506
Additions from OneMain Acquisition	166	—	—	166
Accretion (a)	(15)	(77)	(8)	(100)
Reclassifications from nonaccretable difference (c)	—	—	20	20
Balance at end of period	$151	$375	$66	$592

Year Ended December 31, 2014
Balance at beginning of period	$—	$426	$773	$1,199
Accretion (a)	—	(97)	(75)	(172)
Reclassifications from nonaccretable difference (c)	—	123	19	142
Transfers due to finance receivables sold	—	—	(663)	(663)
Balance at end of period	$—	$452	$54	$506

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Accretion	$5	$6	$13

(b)
Other reflects a measurement period adjustment in the first quarter of 2016 based on a change in the expected cash flows in the purchase credit impaired portfolio related to the OneMain Acquisition. The measurement period adjustment created a decrease of $23 million to the beginning balance of the OM Loans accretable yield.

(c)	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

Notes to Consolidated Financial Statements, Continued

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

December 31, 2016
TDR gross finance receivables (b)	$151	$—	$133	$284
TDR net finance receivables	152	—	134	286
Allowance for TDR finance receivable losses	69	—	11	80

December 31, 2015
TDR gross finance receivables (b)	$46	$14	$200	$260
TDR net finance receivables	46	13	201	260
Allowance for TDR finance receivable losses	17	4	34	55

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

December 31, 2016
TDR gross finance receivables	$—	$89	$89
TDR net finance receivables	—	90	90

December 31, 2015
TDR gross finance receivables	$2	$92	$94
TDR net finance receivables	2	92	94

(b)	As defined earlier in this Note.

As of December 31, 2016, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Year Ended December 31, 2016
TDR average net receivables	$95	$—	$175	$270
TDR finance charges recognized	12	—	11	23

Year Ended December 31, 2015
TDR average net receivables (b)	$35	$12	$198	$245
TDR finance charges recognized	3	1	11	15

Year Ended December 31, 2014
TDR average net receivables	$17	$5	$957	$979
TDR finance charges recognized	2	1	48	51

Notes to Consolidated Financial Statements, Continued

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Year Ended December 31, 2016
TDR average net receivables	$1	$102	$103
TDR finance charges recognized	—	6	6

Year Ended December 31, 2015
TDR average net receivables (a)	$2	$91	$93
TDR finance charges recognized	—	5	5

Year Ended December 31, 2014
TDR average net receivables (b)	$—	$250	$250
TDR finance charges recognized	—	5	5

(a)	TDR personal loan average net receivables held for sale for 2015 reflect a three-month average since the personal loans were transferred to finance receivables held for sale on September 30, 2015.

(b)	TDR real estate loan average net receivables held for sale for 2014 reflect a five-month average since the real estate loans were transferred to finance receivables held for sale on August 1, 2014.

(b)	TDR personal loan average net receivables for 2015 reflect a two-month average for OneMain’s TDR average net receivables.

The impact of the transfers of finance receivables held for investment to finance receivables held for sale and the subsequent sales of finance receivables held for sale during the first half of 2014 was immaterial since the loans were transferred and sold within the same months.

Notes to Consolidated Financial Statements, Continued

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Year Ended December 31, 2016
Pre-modification TDR net finance receivables	$211	$1	$16	$228
Post-modification TDR net finance receivables:
Rate reduction	$194	$1	$16	$211
Other (b)	12	—	1	13
Total post-modification TDR net finance receivables	$206	$1	$17	$224
Number of TDR accounts	29,435	157	364	29,956

Year Ended December 31, 2015
Pre-modification TDR net finance receivables	$48	$7	$21	$76
Post-modification TDR net finance receivables:
Rate reduction	$31	$6	$17	$54
Other (b)	12	—	5	17
Total post-modification TDR net finance receivables	$43	$6	$22	$71
Number of TDR accounts	8,425	721	385	9,531

Year Ended December 31, 2014
Pre-modification TDR net finance receivables	$18	$10	$215	$243
Post-modification TDR net finance receivables:
Rate reduction	$10	$10	$158	$178
Other (b)	6	—	46	52
Total post-modification TDR net finance receivables	$16	$10	$204	$230
Number of TDR accounts	4,213	1,155	2,385	7,753

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Year Ended December 31, 2016
Pre-modification TDR net finance receivables	$—	$5	$5
Post-modification TDR net finance receivables	$—	$5	$5
Number of TDR accounts	174	122	296

Year Ended December 31, 2015
Pre-modification TDR net finance receivables	$1	$6	$7
Post-modification TDR net finance receivables	$1	$7	$8
Number of TDR accounts	162	113	275

Year Ended December 31, 2014
Pre-modification TDR net finance receivables	$—	$6	$6
Post-modification TDR net finance receivables	$—	$7	$7
Number of TDR accounts	—	94	94

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Notes to Consolidated Financial Statements, Continued

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Year Ended December 31, 2016
TDR net finance receivables (b) (c)	$24	$—	$3	$27
Number of TDR accounts	3,693	19	61	3,773

Year Ended December 31, 2015
TDR net finance receivables (b)	$8	$2	$3	$13
Number of TDR accounts	1,655	147	46	1,848

Year Ended December 31, 2014
TDR net finance receivables (b)	$1	$1	$33	$35
Number of TDR accounts	141	53	524	718

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Year Ended December 31, 2016
TDR net finance receivables	$2
Number of TDR accounts	30

Year Ended December 31, 2015
TDR net finance receivables	$1
Number of TDR accounts	17

Year Ended December 31, 2014
TDR net finance receivables	$3
Number of TDR accounts	49

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the year ended December 31, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

Notes to Consolidated Financial Statements, Continued

6. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Year Ended December 31, 2016
Balance at beginning of period	$541	$4	$46	$1	$592
Provision for finance receivable losses	909	14	9	—	932
Charge-offs	(846)	(17)	(11)	(1)	(875)
Recoveries	65	3	5	1	74
Other (a)	—	(4)	(30)	—	(34)
Balance at end of period	$669	$—	$19	$1	$689

Year Ended December 31, 2015
Balance at beginning of period	$132	$3	$46	$1	$182
Provision for finance receivable losses	634	67	13	2	716
Charge-offs	(261)	(78)	(18)	(3)	(360)
Recoveries	37	12	5	1	55
Other (b)	(1)	—	—	—	(1)
Balance at end of period	$541	$4	$46	$1	$592

Year Ended December 31, 2014
Balance at beginning of period	$95	$1	$330	$2	$428
Provision for finance receivable losses	205	105	110	3	423
Charge-offs (c)	(193)	(117)	(61)	(5)	(376)
Recoveries (d)	25	14	6	1	46
Other (e)	—	—	(339)	—	(339)
Balance at end of period	$132	$3	$46	$1	$182

(a)	Other consists of:

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 for further information on this sale; and

•	the elimination of allowance for finance receivable losses due to the transfers of real estate loans held for investment to finance receivable held for sale during 2016.

(b)	Other consists of the elimination of allowance for finance receivable losses due to the transfer of personal loans held for investment to finance receivable held for sale during 2015.

(c)	Charge-offs during 2014 included a $4 million reduction related to a change in recognizing charge-offs of unsecured loans of customers in bankruptcy status effective mid-November 2014.

(d)	Recoveries during 2014 included $2 million of real estate loan recoveries resulting from a sale of previously charged-off real estate loans in March 2014.

(e)	Other consists of the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale during 2014.

Notes to Consolidated Financial Statements, Continued

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Total

December 31, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$571	$—	$—	$1	$572
Purchased credit impaired finance receivables	29	—	8	—	37
TDR finance receivables	69	—	11	—	80
Total	$669	$—	$19	$1	$689

Finance receivables:
Collectively evaluated for impairment	$13,072	$—	$76	$11	$13,159
Purchased credit impaired finance receivables	353	—	24	—	377
TDR finance receivables	152	—	44	—	196
Total	$13,577	$—	$144	$11	$13,732

Allowance for finance receivable losses as a percentage of finance receivables	4.93%	—%	13.31%	4.42%	5.01%

December 31, 2015
Allowance for finance receivable losses:
Collectively evaluated for impairment	$524	$—	$—	$1	$525
Purchased credit impaired finance receivables	—	—	12	—	12
TDR finance receivables	17	4	34	—	55
Total	$541	$4	$46	$1	$592

Finance receivables:
Collectively evaluated for impairment	$12,599	$1,340	$387	$23	$14,349
Purchased credit impaired finance receivables	652	350	42	—	1,044
TDR finance receivables	44	13	109	—	166
Total	$13,295	$1,703	$538	$23	$15,559

Allowance for finance receivable losses as a percentage of finance receivables	4.07%	0.25%	8.72%	3.46%	3.81%

See Note 3 for additional information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

7. Finance Receivables Held for Sale

We report finance receivables held for sale of $153 million at December 31, 2016 and $793 million at December 31, 2015, which are carried at the lower of cost or fair value. At December 31, 2016, finance receivables held for sale consisted entirely of real estate loans, compared to $617 million of personal loans and $176 million of real estate loans at December 31, 2015. At December 31, 2016 and 2015, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

PERSONAL LOANS

During 2015, we transferred $608 million of personal loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. On May 2, 2016, we sold personal loans held for sale with a carrying value of $602 million and recorded a net gain in other revenues at the time of sale of $22 million.

SPRINGCASTLE PORTFOLIO

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

REAL ESTATE LOANS

On November 30, 2016, we transferred $50 million of loans of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In connection with the December 2016 Real Estate Loan Sale, we sold a portfolio of first and second lien mortgage loans with a carrying value of $58 million and recorded a net loss in other revenues of less than $1 million.

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

During 2014, we transferred $6.7 billion of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In 2014, we sold real estate loans held for sale totaling $6.4 billion and recorded a net gain of $648 million. At December 31, 2016 and 2015, the remaining holdback reserve relating to these real estate sales totaled $3 million and $5 million, respectively.

We did not have any other material transfer activity to or from finance receivables held for sale during 2016, 2015 or 2014.

Notes to Consolidated Financial Statements, Continued

8. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$31	$—	$—	$31
Obligations of states, municipalities, and political subdivisions	145	1	(1)	145
Non-U.S. government and government sponsored entities	119	—	(1)	118
Corporate debt	1,024	8	(7)	1,025
Mortgage-backed, asset-backed, and collateralized:
Residential mortgage-backed securities (“RMBS”)	101	—	(1)	100
Commercial mortgage-backed securities (“CMBS”)	109	—	(1)	108
Collateralized debt obligations (“CDO”)/Asset-backed securities (“ABS”)	102	—	—	102
Total bonds	1,631	9	(11)	1,629
Preferred stock (a)	17	—	(1)	16
Common stock (a)	16	1	—	17
Other long-term investments	2	—	—	2
Total (b)	$1,666	$10	$(12)	$1,664

December 31, 2015
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$112	$—	$(1)	$111
Obligations of states, municipalities, and political subdivisions	140	1	(1)	140
Non-U.S. government and government sponsored entities	126	1	(1)	126
Corporate debt	1,018	3	(22)	999
Mortgage-backed, asset-backed, and collateralized:
RMBS	128	—	—	128
CMBS	117	—	(1)	116
CDO/ABS	71	—	—	71
Total bonds	1,712	5	(26)	1,691
Preferred stock (a)	14	—	(1)	13
Common stock (a)	23	—	—	23
Other long-term investments	2	—	—	2
Total (b)	$1,751	$5	$(27)	$1,729

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2016 and 2015, which is classified as a restricted investment and carried at cost.

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

December 31, 2016
Bonds:
U.S. government and government sponsored entities	$18	$—	$—	$—	$18	$—
Obligations of states, municipalities, and political subdivisions	99	(1)	2	—	101	(1)
Non-U.S. government and government sponsored entities	55	(1)	1	—	56	(1)
Corporate debt	416	(6)	8	(1)	424	(7)
RMBS	74	(1)	1	—	75	(1)
CMBS	66	(1)	5	—	71	(1)
CDO/ABS	64	—	3	—	67	—
Total bonds	792	(10)	20	(1)	812	(11)
Preferred stock	6	—	8	(1)	14	(1)
Common stock	2	—	1	—	3	—
Total	$800	$(10)	$29	$(2)	$829	$(12)

December 31, 2015
Bonds:
U.S. government and government sponsored entities	$102	$(1)	$—	$—	$102	$(1)
Obligations of states, municipalities, and political subdivisions	69	(1)	2	—	71	(1)
Non-U.S. government and government sponsored entities	19	(1)	—	—	19	(1)
Corporate debt	786	(22)	7	—	793	(22)
RMBS	107	—	—	—	107	—
CMBS	104	(1)	5	—	109	(1)
CDO/ABS	71	—	—	—	71	—
Total bonds	1,258	(26)	14	—	1,272	(26)
Preferred stock	2	—	6	(1)	8	(1)
Common stock	16	—	—	—	16	—
Other long-term investments	1	—	—	—	1	—
Total	$1,277	$(26)	$20	$(1)	$1,297	$(27)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 1,331 and 2,404 investment securities in an unrealized loss position at December 31, 2016 and 2015, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at December 31, 2016, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During each of 2016 and 2015, we recognized less than $1 million of other-than-temporary impairment credit losses on corporate debt in investment revenues. During 2014, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues.

Notes to Consolidated Financial Statements, Continued

Changes in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2016	2015

Balance at beginning of period	$2	$1
Additions:
Due to other-than-temporary impairments:
Impairment not previously recognized	—	1
Reductions:
Realized due to dispositions with no prior intention to sell	2	—
Balance at end of period	$—	$2

During 2014, there were no additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting realized gains, realized losses, and net realized gains were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Proceeds from sales and redemptions	$518	$431	$280

Realized gains	$16	$15	$9
Realized losses	(1)	(1)	(1)
Net realized gains	$15	$14	$8

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2016 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$154	$154
Due after 1 year through 5 years	625	625
Due after 5 years through 10 years	325	323
Due after 10 years	215	217
Mortgage-backed, asset-backed, and collateralized securities	310	312
Total	$1,629	$1,631

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $465 million and $152 million at December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements, Continued

TRADING AND OTHER SECURITIES

The fair value of trading and other securities by type was as follows:

(dollars in millions)
December 31,	2016	2015

Fixed maturity trading and other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$3
Corporate debt	85	124
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	2
CMBS	1	2
CDO/ABS	5	—
Total bonds	93	131
Preferred stock	6	6
Total *	$99	$137

*	The fair value of other securities, which we have elected the fair value option, totaled $99 million at December 31, 2016 and $128 million at December 31, 2015.

The net unrealized and realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Net unrealized gains (losses) on trading and other securities held at year end	$1	$—	$(9)
Net realized gains (losses) on trading and other securities sold or redeemed during the year	7	(3)	5
Total	$8	$(3)	$(4)

9. Goodwill and Other Intangible Assets

GOODWILL

Changes in the carrying amount of goodwill, all of which is reported in our Consumer and Insurance segment, were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015

Balance at beginning of period	$1,440	$—
Goodwill - OneMain Acquisition *	—	1,440
Adjustments to purchase price allocation*	(18)	—
Balance at end of period	$1,422	$1,440

*	Goodwill was recorded at OMFH subsidiary level.

We did not record any impairments to goodwill during 2016 and 2015.

Notes to Consolidated Financial Statements, Continued

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount *	Accumulated Amortization	Net Other Intangible Assets

December 31, 2016
Customer relationships	$223	$(58)	$165
Trade names	220	—	220
VOBA	141	(74)	67
Licenses	37	—	37
Customer lists	9	(9)	—
Domain names	1	—	1
Customer backlog	3	(1)	2
Total	$634	$(142)	$492

December 31, 2015
Customer relationships	$223	$(24)	$199
Trade names	220	—	220
VOBA	141	(39)	102
Licenses	37	—	37
Customer lists	9	(9)	—
Domain names	1	—	1
Total	$631	$(72)	$559

*	In connection with the OneMain Acquisition, OMFH recorded $555 million of other intangible assets in November of 2015.

Amortization expense totaled $70 million in 2016, $16 million in 2015, and $4 million in 2014. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

(dollars in millions)	Estimated Aggregate Amortization Expense

2017	$55
2018	46
2019	41
2020	38
2021	32

Notes to Consolidated Financial Statements, Continued

10. Other Assets

Components of other assets were as follows:

(dollars in millions)
December 31,	2016	2015

Deferred tax asset	$180	$95
Fixed assets, net (a)	167	179
Ceded insurance reserves	102	107
Prepaid expenses and deferred charges	97	59
Other investments (b)	52	92
Current tax receivable (c)	43	18
Cost basis investments	11	11
Escrow advance receivable	10	11
Real estate owned	4	8
Receivables related to sales of real estate loans and related trust assets (d)	3	5
Other	19	26
Total	$688	$611

(a)	Fixed assets were net of accumulated depreciation of $268 million at December 31, 2016 and $190 million at December 31, 2015.

(b)	Other investments primarily include commercial mortgage loans, receivables related to investments, and accrued investment income.

(c)	Current tax receivable includes current federal, foreign, and state tax assets.

(d)	Receivables related to sales of real estate loans and related trust assets reflect the remaining balances of holdback provisions as of December 31, 2016 and 2015.

11. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar Mortgage LLC (“Nationstar”) subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of $2 million in 2016, $2 million in 2015, and $5 million in 2014.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle Partners, L.P. (“Logan Circle”) provides investment management services for Springleaf investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services totaled $1 million in each of 2016, 2015, and 2014.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. See Note 2 for further information on this sale. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Servicing fees revenue totaled $32 million in 2016. At December 31, 2016, the servicing fees receivable from the SpringCastle Funding Trust totaled $3 million.

Notes to Consolidated Financial Statements, Continued

12. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2016		December 31, 2015
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$13,787	$14,340	$17,128	$17,371
Junior subordinated debt	172	158	172	245
Total	$13,959	$14,498	$17,300	$17,616

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2016	2015	2014	2016	2015

Senior debt	5.60%	6.56%	6.84%	5.80%	5.32%
Junior subordinated debt	12.26	12.26	12.26	12.26	12.26
Total	5.67	6.65	6.93	5.88	5.39

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at December 31, 2016 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.94%	5.25% - 8.25%	6.00%

First quarter 2017	$—	$—	$—	$—
Second quarter 2017	—	—	—	—
Third quarter 2017	—	257	—	257
Fourth quarter 2017	—	1,030	—	1,030
2017	—	1,287	—	1,287
2018	—	—	—	—
2019	—	1,396	—	1,396
2020	—	1,299	—	1,299
2021	—	1,450	—	1,450
2022-2067	—	300	350	650
Securitizations (b)	8,259	—	—	8,259
Total principal maturities	$8,259	$5,732	$350	$14,341

Total carrying amount	$8,240	$5,547	$172	$13,959
Debt issuance costs (c)	$(20)	$(15)	$—	$(35)

(a)	The interest rates shown are the range of contractual rates in effect at December 31, 2016.

(b)
Securitizations and borrowings under revolving conduit facilities are not included in above maturities by period due to their variable monthly repayments. At December 31, 2016, there were no amounts drawn under our revolving conduit facilities. See Note 13 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

Notes to Consolidated Financial Statements, Continued

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $14 million at December 31, 2016 and are reported in other assets.

GUARANTY AGREEMENTS

8.25% SFC Notes

On April 11, 2016, OMH entered into the Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $1.0 billion of the 8.25% SFC Notes. As of December 31, 2016, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding. See Note 2 for further discussion of this offering.

5.25% SFC Notes

On December 3, 2014, OMH entered into the Base Indenture and the First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of December 31, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and $350 million aggregate principal amount of a junior subordinated debenture, on a junior subordinated basis, issued by SFC (collectively, the “Other SFC Notes”). The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2016, approximately $2.9 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into an indenture (the “OMFH Indenture”), among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021 (collectively, the “OMFH Notes”). The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of December 31, 2016, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

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

The OMH guarantees of OMFH’s long-term debt discussed above are subject to customary release provisions.

Notes to Consolidated Financial Statements, Continued

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

With the exception of SFC’s junior subordinated debenture, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty, may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of December 31, 2016, SFC was in compliance with all of the covenants under its debt agreements.

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

As of December 31, 2016, OMFH was in compliance with all of the covenants under its debt agreements.

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

Notes to Consolidated Financial Statements, Continued

On January 21, 2016, OMFH entered into four separate bilateral conduit facilities with unaffiliated financial institutions that provide an aggregate $2.4 billion of committed financing on a revolving basis for personal loans originated by OneMain (the “New Facilities”). The New Facilities replaced the 2015 Warehouse Facility that was voluntarily terminated on the same date and, as a result, the financial covenants, including the Net Worth Covenant and the Leverage Covenant in the 2015 Warehouse Facility, were eliminated. As of December 31, 2016, the aggregate borrowing capacity of the New Facilities totaled $2.3 billion.

13. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and conduit transactions. We have determined that SFC or OMFH is the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings. SFC or OMFH is deemed to be the primary beneficiary of each VIE because SFC or OMFH has the ability to direct the activities of the VIE that most significantly impact its economic performance, including the losses it absorbs and its right to receive economic benefits that are potentially significant. Such ability arises from SFC’s or OMFH’s and their affiliates’ contractual right to service the finance receivables securing the VIEs’ debt obligations. To the extent we retain any subordinated debt obligation or residual interest in an asset-backed financing facility, we are exposed to potentially significant losses and potentially significant returns.

The asset-backed debt obligations issued by the VIEs are supported by the expected cash flows from the underlying finance receivables securing such debt obligations. Cash inflows from these finance receivables are distributed to repay the debt obligations and related service providers in accordance with each transaction’s contractual priority of payments (the “waterfall”). The holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying finance receivables securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. With respect to any asset-backed financing transaction that has multiple classes of debt obligations, substantially all cash inflows will be directed to the senior debt obligations until fully repaid and, thereafter, to the subordinate debt obligations on a sequential basis. We retain an interest and credit risk in these financing transactions through our ownership of the residual interest in each VIE and, in some cases, the most subordinate class of debt obligations issued by the VIE, which are the first to absorb credit losses on the finance receivables securing the debt obligations. We expect that any credit losses in the pools of finance receivables securing the asset-backed debt obligations will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified finance receivables that subsequently become delinquent or are otherwise in default.

Notes to Consolidated Financial Statements, Continued

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)
December 31,	2016	2015

Assets
Cash and cash equivalents	$3	$11
Finance receivables:
Personal loans	9,509	11,448
SpringCastle Portfolio	—	1,703
Allowance for finance receivable losses	501	431
Finance receivables held for sale	—	435
Restricted cash and cash equivalents	552	663
Other assets	14	48

Liabilities
Long-term debt	$8,240	$11,654
Other liabilities	16	17

SECURITIZED BORROWINGS

Our asset-backed notes issued in securitizations contain a revolving period ranging from 2 to 5 years during which no principal payments are required to be made on the notes. The indentures governing the secured borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

Notes to Consolidated Financial Statements, Continued

Our securitized borrowings at December 31, 2016 consisted of the following:

(dollars in millions)	Current Note Amounts Outstanding	Current Weighted Average Interest Rate	Original Revolving Period

Consumer Securitizations:
Springleaf
SLFT 2014-A (a)	$217	2.78%	2 years
SLFT 2015-A (b)	1,163	3.47%	3 years
SLFT 2015-B (c)	314	3.78%	5 years
SLFT 2016-A (d)	500	3.10%	2 years

OneMain
OMFIT 2014-1 (e)	367	2.66%	2 years
OMFIT 2014-2 (f)	841	3.11%	2 years
OMFIT 2015-1 (g)	1,229	3.74%	3 years
OMFIT 2015-2 (h)	1,250	3.07%	2 years
OMFIT 2015-3 (i)	293	4.21%	5 years
OMFIT 2016-1 (j)	459	4.01%	3 years
OMFIT 2016-2 (k)	816	4.50%	2 years
OMFIT 2016-3 (l)	317	4.33%	5 years
Total consumer securitizations	7,766

Auto Securitization:
Springleaf
ODART 2016-1 (m)	493	2.37%	not applicable

Total secured structured financings (n) (o)	$8,259

(a)	SLFT 2014-A Securitization. On March 26, 2014, we issued $592 million of notes backed by personal loans. The notes mature in December 2022. We initially retained $33 million of the asset-backed notes.

(b)	SLFT 2015-A Securitization. On February 26, 2015, we issued $1.2 billion of notes backed by personal loans. The notes mature in November 2024.

(c)	SLFT 2015-B Securitization. On April 7, 2015, we issued $314 million of notes backed by personal loans. The notes mature in May 2028.

(d)
SLFT 2016-A Securitization. On December 14, 2016, we issued $532 million of notes backed by personal loans. The notes mature in November 2029. We initially retained $32 million of the asset-backed notes.

(e)	OMFIT 2014-1 Securitization. On April 17, 2014, we issued $760 million of notes backed by personal loans. The notes mature in June 2024.

(f)	OMFIT 2014-2 Securitization. On July 30, 2014, we issued $1.2 billion of notes backed by personal loans. The notes mature in September 2024.

(g)	OMFIT 2015-1 Securitization. On February 5, 2015, we issued $1.2 billion of notes backed by personal loans. The notes mature in March 2026.

(h)	OMFIT 2015-2 Securitization. On May 21, 2015, we issued $1.3 billion of notes backed by personal loans. The notes mature in July 2025.

(i)	OMFIT 2015-3 Securitization. On September 29, 2015, we issued $293 million of notes backed by personal loans. The notes mature in November 2028.

(j)
OMFIT 2016-1 Securitization. On February 10, 2016, we issued $500 million of notes backed by personal loans. The notes mature in February 2029. We initially retained $86 million of the Class C and Class D notes. On May 17, 2016, $45 million of the notes represented by Class C were sold.

(k)
OMFIT 2016-2 Securitization. On March 23, 2016, we issued $890 million of notes backed by personal loans. The notes mature in March 2028. We initially retained $157 million of the Class C and Class D notes. On July 25, 2016, $83 million of the notes represented by Class C were sold.

(l)	OMFIT 2016-3 Securitization. On June 7, 2016, we issued $350 million of notes backed by personal loans. The notes mature in June 2031. We initially retained $33 million of the Class D notes.

(m)
ODART 2016-1 Securitization. On July 19, 2016, we issued $754 million of notes backed by direct auto loans. The maturity dates of the notes occur in January 2021 for the Class A notes, May 2021 for the Class B notes, September 2021 for the Class C notes and February 2023 for the Class D notes. We initially retained $54 million of the Class D notes.

Notes to Consolidated Financial Statements, Continued

(n)
Call of 2013-B Notes. On February 16, 2016, we exercised our right to redeem the asset-backed notes issued in June 2013 by the Springleaf Funding Trust 2013-B (the “2013-B Notes”) for a redemption price of $371 million. The outstanding principal balance of the asset-backed notes was $400 million on the date of the optional redemption.

(o)
Deconsolidation of SCFT 2014-A Notes. As a result of the SpringCastle Interests Sale, we deconsolidated the previously issued securitized interests of the SpringCastle Funding asset-backed notes (the “SCFT 2014-A Notes”) on March 31, 2016.

REVOLVING CONDUIT FACILITIES

As of December 31, 2016, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

Springleaf
First Avenue Funding LLC (a)	$250	$—	June 2018
Midbrook 2013-VFN1 Trust (b)	100	—	February 2018
Second Avenue Funding LLC	250	—	June 2018
Springleaf 2013-VFN1 Trust (c)	850	—	January 2018
Sumner Brook 2013-VFN1 Trust	350	—	January 2018
Whitford Brook 2014-VFN1 Trust (d)	250	—	June 2018
Seine River Funding, LLC (e)	500	—	December 2019

OneMain
OneMain Financial B3 Warehouse Trust	350	—	January 2019
OneMain Financial B4 Warehouse Trust	750	—	February 2019
OneMain Financial B5 Warehouse Trust (f)	550	—	February 2019
OneMain Financial B6 Warehouse Trust (g)	600	—	February 2019
Total (h)	$4,800	$—

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

(b)
Midbrook 2013-VFN1 Trust. On February 24, 2016, we amended the note purchase agreement with the Midbrook Funding Trust 2013-VFN1 to (i) extend the revolving period ending in June 2016 to February 2018 and (ii) decrease the maximum principal balance from $300 million to $250 million on February 24, 2017. On December 20, 2016, we voluntarily reduced the maximum principal balance available under the variable funding notes from $300 million to $100 million. On February 24, 2017, the maximum principal balance will automatically decrease from $100 million to $50 million. Following the revolving period, the principal amount of the notes, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in the 36th month following the end of the revolving period.

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

(d)
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

(e)
Seine River Funding, LLC. On December 22, 2016, we entered into a loan and security agreement (the “Seine River LSA”) with third party lenders pursuant to which we may borrow up to a maximum principal balance of $500 million. Any amounts borrowed under the Seine River LSA will be backed by personal loans acquired from subsidiaries of SFC from time to time. Following the revolving period, the principal balance of any outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in December 2022.

(f)
OneMain Financial B5 Warehouse Trust. On March 21, 2016, we refinanced the OneMain Financial B1 Warehouse Trust into OneMain Financial B5 Warehouse Trust with the same unaffiliated financial institutions that provided committed financing on a revolving basis for personal loans originated by

Notes to Consolidated Financial Statements, Continued

OMFH’s subsidiaries. The maximum principal balance under the new facility is $550 million. The aggregate maximum capacity for this facility is subject to a scheduled reduction of $100 million on January 21, 2017 and a further reduction of $100 million on January 21, 2018.

(g)
OneMain Financial B6 Warehouse Trust. On March 21, 2016, we refinanced the OneMain Financial B2 Warehouse Trust into OneMain Financial B6 Warehouse Trust with the same unaffiliated financial institutions that provided committed financing on a revolving basis for personal loans originated by OMFH’s subsidiaries. The maximum principal balance under the new facility was $750 million. On July 28, 2016, we amended the note purchase agreement with the OneMain Financial B6 Warehouse Trust to decrease the maximum principal balance from $750 million to $600 million.

(h)
Termination of Mill River 2015-VFN1 Trust. On January 21, 2016, we amended the note purchase agreement with the Mill River 2015-VFN1 Trust to decrease the maximum principal balance from $400 million to $100 million. On December 20, 2016, we voluntarily terminated the note purchase agreement with the Mill River 2015-VFN1 Trust.

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $341 million in 2016, $216 million in 2015, and $214 million in 2014.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

14. Insurance

INSURANCE RESERVES

Components of unearned insurance premium reserves, claim reserves and benefit reserves were as follows:

(dollars in millions)
December 31,	2016	2015

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$508	$574
Claim reserves	78	88
Subtotal (a)	586	662

Payable to third-party beneficiaries:
Unearned premium reserves	98	66
Benefit reserves	105	113
Claim reserves	20	22
Subtotal (b)	223	201

Non-finance receivable related:
Unearned premium reserves	86	91
Benefit reserves	388	388
Claim reserves	60	67
Subtotal (b)	534	546

Total	$1,343	$1,409

(a)	Reported as a contra-asset to net finance receivables.

(b)	Reported in insurance claims and policyholder liabilities.

Notes to Consolidated Financial Statements, Continued

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $333 million and $346 million at December 31, 2016 and 2015, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $102 million and $107 million at December 31, 2016 and 2015, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

(dollars in millions)
At or for the Years Ended December 31,	2016	2015	2014

Balance at beginning of period	$177	$70	$68
Less reinsurance recoverables	(26)	(22)	(22)
Net balance at beginning of period	151	48	46
Reserve for unpaid claims and loss adjustment expenses assumed in connection with the OneMain Acquisition	—	104	—
Additions for losses and loss adjustment expenses incurred to:
Current year	203	83	65
Prior years *	(20)	5	(3)
Total	183	88	62
Reductions for losses and loss adjustment expenses paid related to:
Current year	(124)	(63)	(39)
Prior years	(78)	(26)	(21)
Total	(202)	(89)	(60)
Net balance at end of period	132	151	48
Plus reinsurance recoverables	26	26	22
Balance at end of period	$158	$177	$70

*
Reflects (i) a redundancy in the prior years’ net reserves of $20 million at December 31, 2016 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated (ii) a shortfall in the prior years’ net reserves of $5 million at December 31, 2015 primarily resulting from increased estimates for claims incurred in prior years as claims have developed and (iii) a redundancy in the prior years’ net reserves of $3 million at December 31, 2014 primarily resulting from the settlement of claims incurred in prior years for amounts that were less than expected.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2016, were as follows:

	Years Ended December 31,					At December 31, 2016
(dollars in millions)	2012 (a)	2013 (a)	2014 (a)	2015 (a)	2016	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2012	$145	$136	$132	$130	$129	$1	53,887	3.0%
2013	—	140	127	125	124	3	54,043	2.9%
2014	—	—	145	132	130	9	55,861	3.0%
2015	—	—	—	138	129	19	57,197	3.0%
2016	—	—	—	—	138	63	51,662	2.8%
Total					$650

(a)	Unaudited.

(b)	Includes expected development on reported claims.

Notes to Consolidated Financial Statements, Continued

(c)	Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2016, were as follows:

	Years Ended December 31,
(dollars in millions)	2012 *	2013 *	2014 *	2015 *	2016
Credit Insurance
Accident Year
2012	$70	$109	$120	$125	$128
2013	—	68	105	115	121
2014	—	—	71	110	121
2015	—	—	—	71	109
2016	—	—	—	—	75
Total					$554

All outstanding liabilities before 2012, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$96

*	Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2016	2015 *	2014 *

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$96	$105	$111
Other short-duration insurance lines	20	25	31
Total	116	130	142

Reinsurance recoverable on unpaid claims:
Other short-duration insurance lines	22	22	22

Insurance lines other than short-duration	20	25	25
Acquired business included above	—	—	(119)
Total gross liability for unpaid claims and claim adjustment expense	$158	$177	$70

*	Unaudited.

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure. For the long-tailed Excess & Surplus products, which have a longer period of time before claims are paid, unpaid claim liabilities are estimated by a third party and reviewed by our appointed actuary using statistical analyses, including analysis of trends in loss severity and frequency.

There have been no significant changes in methodologies or assumptions during 2016.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2016, were as follows:

Years	1	2	3	4	5
Credit insurance	54.7%	29.7%	8.5%	4.4%	2.2%

Notes to Consolidated Financial Statements, Continued

STATUTORY ACCOUNTING

Springleaf and OneMain insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana Department of Insurance (the “Indiana DOI”) and the Texas Department of Insurance (the “Texas DOI”), respectively, which is a comprehensive basis of accounting other than GAAP. The primary differences between statutory accounting practices and GAAP are that under statutory accounting, policy acquisition costs are expensed as incurred, policyholder liabilities are generally valued using prescribed actuarial assumptions, and certain investment securities are reported at amortized cost. We are not required and did not apply purchase accounting to the insurance subsidiaries on a statutory basis.

Statutory net income (loss) for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Property and casualty:
Yosemite Insurance Company (“Yosemite”)	$11	$15	$16
Triton Insurance Company (“Triton”)	14	3	—

Life and health:
Merit Life Insurance Co. (“Merit”)	$20	$(1)	$(2)
American Health and Life Insurance Company (“AHL”)	71	11	—

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2016	2015

Property and casualty:
Yosemite	$63	$76
Triton	139	181

Life and health:
Merit	$133	$123
AHL	215	184

Springleaf and OneMain insurance companies are also subject to risk-based capital requirements adopted by the Indiana DOI and the Texas DOI, respectively. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2016 and 2015, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

DIVIDEND RESTRICTIONS

State law restricts the amounts that Springleaf’s insurance subsidiaries, Yosemite and Merit, may pay as dividends without prior notice to the Indiana DOI. The maximum amount of dividends (referred to as “ordinary dividends”) for an Indiana domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI prior to its payment. The maximum ordinary dividends for an Indiana domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Springleaf insurance subsidiaries paid

Notes to Consolidated Financial Statements, Continued

extraordinary dividends to SFC totaling $63 million, $100 million, and $57 million during 2016, 2015, and 2014, respectively, and ordinary dividends of $18 million to SFC during 2014.

State law also restricts the amounts that OneMain insurance subsidiaries, AHL and Triton, may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends (also referred to as “ordinary dividends”) for a Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Texas DOI prior to its payment. The maximum ordinary dividends for a Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” OneMain insurance subsidiaries paid extraordinary dividends to OMFH totaling $105 million during 2016 and $68 million of ordinary dividends subsequent to the effective closing date of the OneMain Acquisition in 2015.

15. Other Liabilities

Components of other liabilities were as follows:

(dollars in millions)
December 31,	2016	2015

Other accrued expenses and accounts payable	$98	$97
Salary and benefit liabilities	69	75
Accrued interest on debt	61	67
Retirement plans	31	55
Other insurance liabilities	14	8
Loan principal warranty reserve	13	15
Other	46	67
Total	$332	$384

16. Capital Stock and Earnings (Loss) Per Share

CAPITAL STOCK

OMH has two classes of authorized capital stock: preferred stock and common stock. OMH may issue preferred stock in series. The OMH board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2016 were as follows:

	Preferred Stock *	Common Stock

Par value	$0.01	$0.01
Shares authorized	300,000,000	2,000,000,000

*	No shares of preferred stock were issued and outstanding at December 31, 2016 or 2015.

Notes to Consolidated Financial Statements, Continued

Changes in shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2016	2015	2014

Balance at beginning of period	134,494,172	114,832,895	114,832,895
Common shares issued	373,696	19,661,277	—
Balance at end of period	134,867,868	134,494,172	114,832,895

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

EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2016	2015	2014

Numerator (basic and diluted):
Net income (loss) attributable to OneMain Holdings, Inc.	$215	$(220)	$463
Denominator:
Weighted average number of shares outstanding (basic)	134,718,588	127,910,680	114,791,225
Effect of dilutive securities *	417,272	—	473,898
Weighted average number of shares outstanding (diluted)	135,135,860	127,910,680	115,265,123
Earnings (loss) per share:
Basic	$1.60	$(1.72)	$4.03
Diluted	$1.59	$(1.72)	$4.02

*
We have excluded the following shares in the diluted earnings (loss) per share calculation for 2016, 2015, and 2014 because these shares would be anti-dilutive, which could impact the earnings (loss) per share calculation in the future:

•2016: 508,340 performance-based shares and 778,121 service-based shares;
•2015: 591,606 performance-based shares and 489,653 service-based shares; and
•2014: 583,459 performance-based shares.

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding unvested RSUs and restricted stock awards (“RSAs”).

Notes to Consolidated Financial Statements, Continued

17. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income before reclassifications	23	15	3	41
Reclassification adjustments from accumulated other comprehensive loss	(10)	—	(4)	(14)
Balance at end of period	$(1)	$(4)	$(1)	$(6)

Year Ended December 31, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(18)	(6)	(4)	(28)
Reclassification adjustments from accumulated other comprehensive income (loss)	(8)	—	—	(8)
Balance at end of period	$(14)	$(19)	$—	$(33)

Year Ended December 31, 2014
Balance at beginning of period	$4	$20	$4	$28
Other comprehensive income (loss) before reclassifications	13	(33)	—	(20)
Reclassification adjustments from accumulated other comprehensive income	(5)	—	—	(5)
Balance at end of period	$12	$(13)	$4	$3

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$15	$12	$8
Income tax effect	(5)	(4)	(3)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	10	8	5

Unrealized gains on foreign currency translation adjustments:
Reclassification from accumulated other comprehensive income (loss) to other revenues	4	—	—
Total	$14	$8	$5

Notes to Consolidated Financial Statements, Continued

18. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries file a consolidated life/non-life federal tax return with the Internal Revenue Service (“IRS”). AHL, an insurance subsidiary of OneMain, is not an eligible company under Internal Revenue Code (“IRC”) Section 1504 and therefore, files separate federal life insurance tax returns. Income taxes from the consolidated federal and state tax returns are allocated to our eligible subsidiaries under a tax sharing agreement with OMH.

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, the U.S. Virgin Islands, and the United Kingdom. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2016, the Company had no undistributed foreign earnings.

Components of income (loss) before provision for (benefit from) income taxes were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Income (loss) before provision for (benefit from) income taxes - U.S. operations	$338	$(238)	$859
Income before provision for income taxes - foreign operations	18	12	2
Total	$356	$(226)	$861

Components of provision for (benefit from) income taxes were as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Current:
Federal	$185	$68	$257
Foreign	1	1	—
State	24	7	20
Total current	210	76	277

Deferred:
Federal	(81)	(178)	(4)
Foreign	3	—	—
State	(19)	(31)	(1)
Total deferred	(97)	(209)	(5)
Total	$113	$(133)	$272

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, the U.S. Virgin Islands, and the United Kingdom.

Notes to Consolidated Financial Statements, Continued

Reconciliations of the statutory federal income tax rate to the effective tax rate were as follows:

Years Ended December 31,	2016	2015	2014

Statutory federal income tax rate	35.00%	35.00%	35.00%

Non-controlling interests	(2.77)	19.77	(5.12)
State income taxes, net of federal	1.05	7.06	1.41
Tax impact of United Kingdom subsidiary liquidation	(0.60)	—	—
Excess tax benefit on share-based compensation	(0.49)	—	—
Nontaxable investment income	(0.26)	0.20	(0.11)
Nondeductible compensation	—	(2.40)	—
Other, net	(0.16)	(0.61)	0.46
Effective income tax rate	31.77%	59.02%	31.64%

The effective tax rate for 2016, 2015, and 2014 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio and state income taxes. The effective tax rate is based on income (loss) before taxes, which includes income (loss) attributable to non-controlling interests. The income (loss) attributable to the non-controlling interest is not included in the taxable income in OMH, resulting in variances from the federal statutory rate of (2.77)%, 19.77% and (5.12)% in 2016, 2015, and 2014, respectively.

The difference in the impact on the effective tax rate due to non-controlling interest in 2016 as compared to 2015 is due to the fact that the net income attributable to non-controlling interest was a smaller percentage of the total income (loss) in 2016 compared to 2015. The difference in the impact on the effective tax rate due to non-controlling interest in 2015 as compared to 2014 is due to the fact that the net income attributable to non-controlling interest was a greater percentage of the total income (loss) before taxes in 2015 as compared to 2014.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Balance at beginning of year	$15	$4	$2
Increases in tax positions for current years	2	10	—
Lapse in statute of limitations	(1)	—	(1)
Increases in tax positions for prior years	—	4	3
Decreases in tax positions for prior years	—	(2)	—
Settlements with tax authorities	—	(1)	—
Balance at end of year	$16	$15	$4

Our gross unrecognized tax benefits include interest and penalties. We recognize interest and penalties related to gross unrecognized tax benefits in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next twelve months is not expected to be material to our consolidated financial statements.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the IRS. Management believes it has adequately provided for taxes for such year. No specific examination issue or adjustment has been identified to date. We are not currently under examination by any state taxing authority.

Notes to Consolidated Financial Statements, Continued

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2016	2015

Deferred tax assets:
Allowance for loan losses	$246	$223
State taxes, net of federal	56	41
Mark-to-market	51	—
Pension/employee benefits	29	37
Acquisition costs	9	10
Legal and warranty reserve	6	6
Federal and foreign net operating losses and tax attributes	4	16
Other intangibles	1	—
Capital loss carryforward	—	27
Deferred insurance commissions	—	12
Joint venture	—	7
Payment protection insurance liability	—	2
Other	5	25
Total	407	406

Deferred tax liabilities:
Debt fair value adjustment	90	121
Impact of tax accounting method change	38	76
Goodwill	37	5
Discount - debt exchange	16	20
Deferred loan fees	12	4
Fixed assets	6	2
Insurance reserves	2	11
Deferred insurance commissions	1	—
Mark-to-market	—	22
Other intangibles	—	12
Total	202	273

Net deferred tax assets before valuation allowance	205	133
Valuation allowance	(29)	(38)
Net deferred tax assets	$176	$95
The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets.

During 2016, we liquidated our United Kingdom operations. As such, there are no net operating loss carryforwards (and no offsetting valuation allowances) related to our United Kingdom operations at December 31, 2016.

We had no remaining federal capital loss carryforwards at December 31, 2016, as compared to $78 million at December 31, 2015. During 2016, we utilized the federal capital loss to offset the capital gain generated through the tax accounting method change and the SpringCastle Interests Sale.

Notes to Consolidated Financial Statements, Continued

At December 31, 2016, we had state net operating loss carryforwards of $791 million, compared to $556 million at December 31, 2015. The state net operating loss carryforwards expire between 2018 and 2037. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit of $26 million and $22 million at December 31, 2016 and 2015, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

19. Lease Commitments, Rent Expense, and Contingent Liabilities

LEASE COMMITMENTS AND RENT EXPENSE

Annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Lease Commitments

First quarter 2017	$16
Second quarter 2017	15
Third quarter 2017	14
Fourth quarter 2017	13
2017	58
2018	43
2019	30
2020	20
2021	10
2022+	19
Total	$180

In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $84 million in 2016, $39 million in 2015, and $30 million in 2014.

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

Notes to Consolidated Financial Statements, Continued

For certain other legal actions, we can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but do not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on our consolidated financial statements as a whole.

SALES RECOURSE OBLIGATIONS

Real Estate Loan Sales

During 2014, we established a reserve for sales recourse obligations of $23 million related to the real estate loan sales in 2014. We did not establish an additional reserve for sales recourse obligations associated with the August 2016 Real Estate Loan Sale or the December 2016 Real Estate Loan Sale. At December 31, 2016, our reserve for sales recourse obligations totaled $13 million, which primarily related to the real estate loan sales in 2014. During 2016, we had no repurchase activity. During 2015, we repurchased 13 loans, totaling $1 million, associated with the real estate loan sales in 2014. During 2014, we had no repurchase activity associated with the sales of real estate loans in 2014; however, we repurchased 9 loans totaling $1 million during 2014 associated with other prior sales of finance receivables because these loans were reaching the defined delinquency limits or had breached the contractual representations and warranties under the loan sale agreements. At December 31, 2016, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

The activity in our reserve for sales recourse obligations primarily associated with the real estate loan sales during 2014 was as follows:

(dollars in millions)
At or for the Years Ended December 31,	2016	2015	2014

Balance at beginning of period	$15	$24	$5
Recourse losses	—	(2)	—
Provision for recourse obligations, net of recoveries *	(2)	(7)	19
Balance at end of period	$13	$15	$24

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

Lendmark Sale

We did not establish a reserve for sales recourse obligations associated with the personal loans sold in the Lendmark Sale in May 2016 due to the higher credit quality of the personal loans sold.

20. Benefit Plans

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

Notes to Consolidated Financial Statements, Continued

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

Springleaf Financial Services 401(k) Plan

The Springleaf Financial Services 401(k) Plan (the “401(k) Plan”) for 2016, 2015, and 2014 provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees. We do not anticipate any changes to the Company’s matching contributions for 2017.

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

The salaries and benefit expense associated with this plan was $21 million in 2016, $20 million in 2015, and $16 million in 2014.

CommoLoCo Thrift Plan

The CommoLoCo Thrift Plan provides for salary reduction contributions by employees and 100% matching contributions by the Company of up to 3% of annual salary and 50% matching contributions by the Company of the next 3% of annual salary depending on the respective employee’s years of service. There was no salaries and benefit expense associated with this plan for 2016, and this expense was immaterial in 2015 and 2014. We do not anticipate any changes to the Company’s matching contributions for 2017.

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

(dollars in millions)	Pension (a)			Postretirement (b)
At or for the Years Ended December 31,	2016	2015	2014	2014

Projected benefit obligation, beginning of period	$388	$409	$323	$2
Interest cost	16	15	15	—
Actuarial loss (gain)	(6)	(24)	83	—
Benefits paid:
Plan assets	(13)	(12)	(12)	—
Curtailment	—	—	—	(2)
Projected benefit obligation, end of period	385	388	409	—

Fair value of plan assets, beginning of period	333	359	317	—
Actual return on plan assets, net of expenses	33	(15)	54	—
Company contributions	1	1	—	—
Benefits paid:
Plan assets	(13)	(12)	(12)	—
Fair value of plan assets, end of period	354	333	359	—
Funded status, end of period	$(31)	$(55)	$(50)	$—

Other liabilities recognized in the consolidated balance sheet	$(31)	$(55)	$(50)	$—

Pretax net loss recognized in accumulated other comprehensive income or loss	$(7)	$29	$(19)	$—

(a)	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $10 million at December 31, 2016, 2015, and 2014.

(b)	We do not currently fund postretirement benefits.

The accumulated benefit obligation for U.S. pension benefit plans was $385 million at December 31, 2016 and $388 million at December 31, 2015.

Defined benefit pension plan obligations in which the projected benefit obligation (“PBO”) was in excess of the related plan assets and the accumulated benefit obligation (“ABO”) was in excess of the related plan assets were as follows:

(dollars in millions)	PBO and ABO Exceeds Fair Value of Plan Assets
December 31,	2016	2015

Projected benefit obligation	$385	$388
Accumulated benefit obligation	385	388
Fair value of plan assets	354	333

Notes to Consolidated Financial Statements, Continued

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans and other postretirement benefit plans:

(dollars in millions)	Pension			Postretirement
Years Ended December 31,	2016	2015	2014	2014

Components of net periodic benefit cost:
Interest cost	$16	$15	$15	$—
Expected return on assets	(17)	(19)	(16)	—
Curtailment gain	—	—	—	(2)
Settlement gain	—	—	—	(4)
Net periodic benefit cost	(1)	(4)	(1)	(6)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	(22)	9	46	—
Net settlement gain	—	—	—	4
Total recognized in other comprehensive income or loss	(22)	9	46	4

Total recognized in net periodic benefit cost and other comprehensive income or loss	$(23)	$5	$45	$(2)

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

Notes to Consolidated Financial Statements, Continued

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension		Postretirement
December 31,	2016	2015	2016	2015

Projected benefit obligation:
Discount rate	4.04%	4.26%	*	3.45%
Rate of compensation increase	—	—	*	*

Net periodic benefit costs:
Discount rate	4.26%	3.89%	*	3.80%
Expected long-term rate of return on plan assets	5.27%	5.27%	*	*
Rate of compensation increase (average)	—	—	*	*

*	Not applicable

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2016 and an equivalent weighted average discount rate was derived that resulted in the same liability. This single discount rate for each plan was used.

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

At December 31, 2016, the actual asset allocation for the primary asset classes was 90% in fixed income securities, 9% in equity securities, and 1% in cash and cash equivalents. The 2017 target asset allocation for the primary asset classes is 89% in fixed income securities and 11% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 5.3% for the Retirement Plan and 5.8% for the CommoLoCo Retirement Plan for 2016. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2016 are as follows:

(dollars in millions)	Pension

2017	$15
2018	15
2019	16
2020	16
2021	17
2022-2026	90

FAIR VALUE MEASUREMENTS — PLAN ASSETS

The inputs and methodology used in determining the fair value of the plan assets are consistent with those used to measure our assets.

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2016
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	—	17	—	17
International (b)	—	15	—	15
Fixed income securities:
U.S. investment grade (c)	—	310	—	310
U.S. high yield (d)	—	9	—	9
Total	$3	$351	$—	$354

December 31, 2015
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	—	16	—	16
International (b)	—	15	—	15
Fixed income securities:
U.S. investment grade (c)	—	291	—	291
U.S. high yield (d)	—	8	—	8
Total	$3	$330	$—	$333

Notes to Consolidated Financial Statements, Continued

(a)
Includes index mutual funds that primarily track several indices including Standard and Poor’s Rating Services (“S&P”) 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

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

21. Share-Based Compensation

OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the 2013 Omnibus Incentive Plan, which was amended and restated effective as of May 25, 2016 (the “Omnibus Plan”) under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants. The amendment and restatement of the Omnibus Plan (i) extended the term of the Omnibus Plan from October 2023 to May 2026 and (ii) limited the number of cash and equity-based awards under the Omnibus Plan valued at more than $500,000 to non-employee directors during the calendar year.

As of December 31, 2016, 13,010,543 shares of common stock were reserved for issuance under the Omnibus Plan, including 1,790,868 shares subject to outstanding equity awards. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs and RSAs, stock appreciation rights, and other stock-based awards and cash awards.

Service-based Awards

In connection with the initial public offering on October 16, 2013 and subsequent to the offering, we have granted service-based RSUs and RSAs to certain of our executives and employees. The RSUs are subject to a graded vesting period of 4.2 years or less and do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The RSAs are subject to a graded vesting period of three years or less and provide the holders the right to vote and to earn dividends during the vesting period. The fair value for restricted units and awards is generally the closing market price of OMH’s common stock on the date of the award. For awards granted in connection with the initial public offering, the fair value is the offering price. Expense is amortized on a straight line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2016, 2015, and 2014 was $26.14, $47.44, and $25.65, respectively. The total fair value of service-based awards that vested during 2016, 2015, and 2014 was $10 million, $7 million, and $1 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2016	2,007,927	$33.94
Granted	59,315	26.14
Vested	(441,944)	22.77
Forfeited	(242,378)	41.49
Unvested at December 31, 2016	1,382,920	35.86	2.13

Notes to Consolidated Financial Statements, Continued

Performance-based Awards

During 2015 and 2014, OMH awarded PRSUs that may be earned based on the financial performance of OMH. Certain PRSUs are subject to the achievement of performance goals during the period between the grant date and December 31, 2016. These awards are also subject to a graded vesting period of two years after the attainment of the performance goal or December 31, 2016, whichever occurs earlier. The remaining PRSUs are subject to separate and independent performance goals for 2016, 2017, and 2018; therefore, a separate requisite service period exists for each year that begins on January 1 of the respective performance year. Vesting for these awards will occur on the filing date of this Annual Report on Form 10-K that occurs after the performance year or the date the actual performance outcome is determined, whichever is later. All of the PRSUs allow for partial vesting if a minimum level of performance is attained. The PRSUs do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The fair value for PRSUs is based on the closing market price of our stock on the date of the award.

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

Prior to the OneMain Acquisition, none of the performance targets related to certain PRSUs issued in 2014 were deemed probable of occurring. Subsequent to the OneMain Acquisition, the targets were re-evaluated and the 100% performance targets were deemed probable of occurring. Accordingly in 2015, we recorded a cumulative catch-up expense of $6 million, which is included in acquisition-related transaction and integration expenses. During the fourth quarter of 2016, the Compensation Committee determined that the PRSU performance targets were 100% achieved. Accordingly, a portion of the PRSU awards vested immediately, with the remaining shares subject to vesting upon meeting stated service requirements.

No performance shares were granted during 2016. The weighted average grant date fair value of performance-based awards issued in 2015 and 2014 was $34.45 and $25.78, respectively. The total fair value of performance-based awards that vested during 2016 was $4 million. No performance-based awards vested in 2015 or 2014.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2016	581,113	$25.79
Vested	(164,673)	25.10
Forfeited	(8,492)	31.62
Unvested at December 31, 2016	407,948	25.94	1.71

Total share-based compensation expense, net of forfeitures, for all stock-based awards totaled $22 million, $15 million, and $6 million, respectively, during 2016, 2015, and 2014. The total income tax benefit recognized for stock-based compensation was $8 million in 2016, $6 million in 2015, and $2 million in 2014. As of December 31, 2016, there was total unrecognized compensation expense of $30 million related to nonvested restricted stock that is expected to be recognized over a weighted average period of 2.1 years.

Incentive Units

In the fourth quarter of 2015, certain executives of the Company surrendered a portion of their incentive units in the Initial Stockholder and certain additional executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder

Notes to Consolidated Financial Statements, Continued

as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions. Because the incentive units only provide economic benefits in the form of distributions while the holders are employed, and the holder generally does not have the ability to monetize the incentive units due to the transfer restrictions, the substance of the arrangement is that of a profit sharing agreement. These incentive units are subject to their continued employment with the Company and, in the case of the incentive units issued in 2015, the continued employment of both Jay Levine and John Anderson. These incentive units provide benefits (in the form of distributions) in the event the Initial Stockholder makes distributions to one or more of its members that exceed certain specified amounts. In connection with the sale of our common stock by the Initial Stockholder, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $15 million in 2015 related to the incentive units. No expense was recognized for these awards during 2016 or 2014.

Notes to Consolidated Financial Statements, Continued

22. Segment Information

Our segments coincide with how our businesses are managed. At December 31, 2016, our three segments included:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through two business divisions: branch operations and centralized operations. We also offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance), non-credit insurance, and ancillary products, such as auto membership plans. As a result of the OneMain Acquisition, our combined branch operations primarily conduct business in 44 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch operations or through an internet portal. If the applicant is located near an existing branch (“in footprint”), our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch (“out of footprint”), our centralized operations originate the loan.

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

On November 15, 2015, we completed the OneMain Acquisition, and their results are included in our consolidated results from November 1, 2015. We include OneMain’s operations in our Consumer and Insurance segment.

The accounting policies of the segments are the same as those disclosed in Note 3, except as described below.

Due to the nature of the OneMain Acquisition and the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, Real Estate, and Other using a “Segment Accounting Basis,” which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables and long-term debt at acquisition, as well as the amortization/accretion in future periods). These allocations and adjustments currently have a material effect on our reported segment basis income as compared to GAAP. We believe a Segment Accounting Basis (a basis other than GAAP) provides investors a consistent basis on which management evaluates segment performance.

Notes to Consolidated Financial Statements, Continued

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
The net effect of the change in debt allocation and asset base methodologies for 2015, had it been in place as of the beginning of the year, would be an increase in interest expense of $208 million for Consumer and Insurance and a decrease in interest expense of $157 million and $51 million for Real Estate and Other, respectively.

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
Prior to third quarter 2014
The ratio of each segment average net finance receivables to total average net finance receivables was applied to average total debt to calculate the average segment debt. Average unsecured debt was allocated after average securitized debt and secured term loan to achieve the calculated average segment debt.

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

Notes to Consolidated Financial Statements, Continued

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

The “Segment to GAAP Adjustment” column in the following tables primarily consists of:

•
Interest income - reverses the impact of premiums/discounts on purchased finance receivables and the interest income recognition under guidance in ASC 310-20, Nonrefundable Fees and Other Costs, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and reestablishes interest income recognition on a historical cost basis;

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

•
Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets and including amortization of other historical deferred costs; and

•	Assets - revalues assets based on their fair values at the effective date of the OneMain Acquisition and the Fortress Acquisition.

Notes to Consolidated Financial Statements, Continued

The following tables present information about the Company’s segments, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2016
Interest income	$3,328	$102	$47	$4	$—	$(371)	$3,110
Interest expense	738	20	43	—	—	55	856
Provision for finance receivable losses	911	14	6	—	—	1	932
Net interest income (loss) after provision for finance receivable losses	1,679	68	(2)	4	—	(427)	1,322
Net gain on sale of SpringCastle interests	—	167	—	—	—	—	167
Other revenues	612	49	(29)	(9)	(11)	(6)	606
Acquisition-related transaction and integration expenses	100	1	1	26	—	(20)	108
Other expenses	1,503	58	27	—	(11)	54	1,631
Income (loss) before provision for (benefit from) income taxes	688	225	(59)	(31)	—	(467)	356
Income before provision for income taxes attributable to non-controlling interests	—	28	—	—	—	—	28
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$688	$197	$(59)	$(31)	$—	$(467)	$328

Assets	$15,539	$5	$361	$235	$—	$1,983	$18,123

Notes to Consolidated Financial Statements, Continued

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Real Estate	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2015
Interest income	$1,482	$463	$68	$8	$—	$(91)	$1,930
Interest expense	242	87	212	56	(5)	123	715
Provision for finance receivable losses	351	68	(2)	1	—	298	716
Net interest income (loss) after provision for finance receivable losses	889	308	(142)	(49)	5	(512)	499
Other revenues	276	58	3	—	(57)	(18)	262
Acquisition-related transaction and integration expenses	16	1	1	47	—	(3)	62
Other expenses	804	111	33	15	(52)	14	925
Income (loss) before provision for (benefit from) income taxes	345	254	(173)	(111)	—	(541)	(226)
Income before provision for income taxes attributable to non-controlling interests	—	127	—	—	—	—	127
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$345	$127	$(173)	$(111)	$—	$(541)	$(353)

Assets	$16,023	$1,789	$711	$362	$—	$2,305	$21,190

At or for the Year Ended December 31, 2014
Interest income	$916	$545	$406	$17	$—	$89	$1,973
Interest expense	164	82	353	8	(5)	132	734
Provision for finance receivable losses	202	105	128	7	—	(19)	423
Net interest income (loss) after provision for finance receivable losses	550	358	(75)	2	5	(24)	816
Other revenues	215	36	154	1	(71)	411	746
Other expenses	537	123	93	11	(66)	3	701
Income (loss) before provision for (benefit from) income taxes	228	271	(14)	(8)	—	384	861
Income before provision for income taxes attributable to non-controlling interests	—	126	—	—	—	—	126
Income (loss) before provision for (benefit from) income taxes attributable to OneMain Holdings, Inc.	$228	$145	$(14)	$(8)	$—	$384	$735

Assets	$4,165	$2,546	$4,116	$441	$(363)	$24	$10,929

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

Notes to Consolidated Financial Statements, Continued

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2016
Assets
Cash and cash equivalents	$506	$73	$—	$579	$579
Investment securities	31	1,724	9	1,764	1,764
Net finance receivables, less allowance for finance receivable losses	—	—	13,891	13,891	13,043
Finance receivables held for sale	—	—	159	159	153
Restricted cash and cash equivalents	568	—	—	568	568
Other assets:
Commercial mortgage loans	—	—	24	24	24
Escrow advance receivable	—	—	10	10	10
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	3

Liabilities
Long-term debt	$—	$14,498	$—	$14,498	$13,959

December 31, 2015
Assets
Cash and cash equivalents	$939	$—	$—	$939	$939
Investment securities	36	1,829	2	1,867	1,867
Net finance receivables, less allowance for finance receivable losses	—	—	15,943	15,943	14,967
Finance receivables held for sale	—	—	819	819	793
Restricted cash and cash equivalents	676	—	—	676	676
Other assets:
Commercial mortgage loans	—	—	62	62	62
Escrow advance receivable	—	—	11	11	11
Receivables related to sales of real estate loans and related trust assets	—	1	—	1	5

Liabilities
Long-term debt	$—	$17,616	$—	$17,616	$17,300

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2016
Assets
Cash equivalents in mutual funds	$307	$—	$—	$307
Cash equivalents securities	—	73	—	73
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	31	—	31
Obligations of states, municipalities, and political subdivisions	—	145	—	145
Non-U.S. government and government sponsored entities	—	118	—	118
Corporate debt	—	1,025	—	1,025
RMBS	—	100	—	100
CMBS	—	108	—	108
CDO/ABS	—	98	4	102
Total bonds	—	1,625	4	1,629
Preferred stock	8	8	—	16
Common stock	17	—	—	17
Other long-term investments	—	—	2	2
Total available-for-sale securities (b)	25	1,633	6	1,664
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	83	2	85
RMBS	—	1	—	1
CMBS	—	1	—	1
CDO/ABS	—	5	—	5
Total bonds	—	91	2	93
Preferred stock	6	—	—	6
Total other securities	6	91	2	99
Total investment securities	31	1,724	8	1,763
Restricted cash in mutual funds	553	—	—	553
Total	$891	$1,797	$8	$2,696

(a)
Due to the insignificant activity within the Level 3 assets during 2016, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2016, which is carried at cost.

Notes to Consolidated Financial Statements, Continued

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2015
Assets
Cash equivalents in mutual funds	$240	$—	$—	$240
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	111	—	111
Obligations of states, municipalities, and political subdivisions	—	140	—	140
Non-U.S. government and government sponsored entities	—	126	—	126
Corporate debt	—	999	—	999
RMBS	—	128	—	128
CMBS	—	116	—	116
CDO/ABS	—	71	—	71
Total bonds	—	1,691	—	1,691
Preferred stock	6	7	—	13
Common stock	23	—	—	23
Other long-term investments	—	—	2	2
Total available-for-sale securities (b)	29	1,698	2	1,729
Trading and other securities
Bonds:
Non-U.S. government and government sponsored entities	—	3	—	3
Corporate debt	—	124	—	124
RMBS	—	2	—	2
CMBS	—	2	—	2
Total bonds	—	131	—	131
Preferred stock	6	—	—	6
Total trading and other securities (c)	6	131	—	137
Total investment securities	35	1,829	2	1,866
Restricted cash in mutual funds	277	—	—	277
Total	$552	$1,829	$2	$2,383

(a)
Due to the insignificant activity within the Level 3 assets during 2015, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and Federal Home Loan Bank common stock of $1 million at December 31, 2015, which is carried at cost.

(c)	The fair value of other securities totaled $128 million at December 31, 2015.

We had no transfers between Level 1 and Level 2 during 2016 and 2015.

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *				Impairment Charges
(dollars in millions)	Level 1	Level 2	Level 3	Total

At or for the Year Ended December 31, 2016
Assets
Finance receivables held for sale	$—	$—	$159	$159	$4
Real estate owned	—	—	5	5	2
Total	$—	$—	$164	$164	$6

At or for the Year Ended December 31, 2015
Assets
Real estate owned	$—	$—	$11	$11	$3
Total	$—	$—	$11	$11	$3

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

In accordance with the authoritative guidance for the accounting for the impairment of finance receivables held for sale, we wrote down certain finance receivables held for sale reported in our Real Estate segment to their fair value during the second quarter of 2016 and recorded the writedowns in other revenues.

In accordance with the authoritative guidance for the accounting for the impairment of long-lived assets, we wrote down certain real estate owned reported in our Real Estate segment to their fair value less cost to sell during 2016 and 2015 and recorded the writedowns in other revenues. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned and commercial mortgage loans are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third-party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at December 31, 2016 and 2015 was as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2016	December 31, 2015
Finance receivables held for sale	Income approach	Market value for similar type loan transactions to obtain a price point	*	—
Real estate owned	Market approach	Third-party valuation	*	*

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

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, for both non-impaired and purchased credit impaired finance receivables, is determined using discounted cash flow methodologies. The application of these methodologies requires us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied is significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent limitations in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2016, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

Notes to Consolidated Financial Statements, Continued

24. Subsequent Events

SECURITIZATIONS

ODART 2017-1 Securitization

On February 1, 2017, SFC completed a private securitization transaction in which OneMain Direct Auto Receivables Trust 2017-1 (“ODART 2017-1”), a wholly owned special purpose vehicle of SFC, issued $300 million principal amount of notes backed by direct auto loans with an aggregate UPB of $300 million as of December 31, 2016. $268 million principal amount of the notes issued by ODART 2017-1, represented by Classes A, B, C and D, were sold to unaffiliated parties at a weighted average interest rate of 2.61%. OneMain Direct Auto Funding, LLC, a wholly owned subsidiary of SFC, retained $11 million principal amount of the Class A notes, $1 million principal amount of each of the Classes B, C, and D notes and $18 million principal amount of the Class E notes. The notes have maturity dates that range from October 2020 to January 2025 and there is a revolving period, which ends on February 28, 2018, during which no principal payments are required to be made on the notes. The indenture governing the ODART 2017-1 notes contains customary early amortization events and events of default which, if triggered, may result in the acceleration of the obligation to pay principal and interest on the notes.

Call of 2014-A Notes

On February 15, 2017, Twenty First Street Funding LLC (“Twenty First Street”), a wholly owned subsidiary of SFC, exercised its right to redeem the asset backed notes issued by Springleaf Funding Trust 2014-A on March 26, 2014 (the “2014-A Notes”). To redeem the 2014-A Notes, Twenty First Street paid a redemption price of $188 million, which excluded $33 million for the Class D Notes owned by Twenty First Street on February 15, 2017, the date of the optional redemption. The outstanding principal balance of the 2014-A Notes was $221 million on the date of the optional redemption.

FEDERAL SECURITIES CLASS ACTIONS

On January 17, 2017, the putative class action lawsuit Paddock v. OneMain Holdings, Inc., et al. (“Paddock”), was filed in the U.S. District Court for the Southern District of Indiana, naming as defendants the Company, certain of its officers, and Fortress. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the Company and the officers for allegedly making materially misleading statements and/or omitting material information regarding the financial condition and results of operations of the Company, including projected net income, following the OneMain Acquisition. The putative class action is on behalf of a class of persons who purchased or otherwise acquired the Company’s common stock between March 3, 2015 and November 7, 2016. The complaint seeks an award of unspecified compensatory damages, an award of pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On February 17, 2017, the plaintiff voluntarily dismissed the action without prejudice.

On February 10, 2017, a second class action lawsuit, Galestan v. OneMain Holdings, Inc., et al. (“Galestan”), was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers, and alleging similar violations under the Exchange Act, but with a time period for acquisition of stock between February 25, 2016 and November 7, 2016. The complaint sought relief similar to Paddock as well. The Company believes that the allegations specified in both complaints are without merit, and intends to vigorously defend against the Galestan claims. As the Galestan lawsuit is in the preliminary stages, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from the lawsuit.

Notes to Consolidated Financial Statements, Continued

25. Selected Quarterly Financial Data (Unaudited)

Our selected quarterly financial data for 2016 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$768	$770	$741	$831
Interest expense	201	215	214	226
Provision for finance receivable losses	258	263	214	197
Other revenues	147	158	165	303
Other expenses	427	417	436	459
Income before provision for income taxes	29	33	42	252
Provision for income taxes	2	8	16	87
Net income	27	25	26	165
Net income attributable to non-controlling interests	—	—	—	28
Net income attributable to OneMain Holdings, Inc.	$27	$25	$26	$137

Earnings per share:
Basic	$0.20	$0.19	$0.19	$1.02
Diluted	0.20	0.19	0.19	1.01

Our selected quarterly financial data for 2015 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$690	$427	$410	$403
Interest expense	215	171	171	158
Provision for finance receivable losses	483	79	74	80
Other revenues	108	47	55	52
Other expenses	402	204	207	174
Income (loss) before provision for (benefit from) income taxes	(302)	20	13	43
Provision for (benefit from) income taxes	(134)	1	(8)	8
Net income (loss)	(168)	19	21	35
Net income attributable to non-controlling interests	29	32	33	33
Net income (loss) attributable to OneMain Holdings, Inc.	$(197)	$(13)	$(12)	$2

Earnings (loss) per share:
Basic	$(1.46)	$(0.10)	$0.09	$0.01
Diluted	(1.46)	(0.10)	0.09	0.01

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2016, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2016 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2016. This report can be found in Part II - Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end (the “Proxy Statement”).

Information required by Item 10 for matters other than executive officers is incorporated by reference to the information presented in the sections captioned “Board of Directors,” “Proposal 1: Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information presented in the sections captioned “Board of Directors - Committees of the Board of Directors” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information presented in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information presented in the sections captioned “Certain Relationships and Related Party Transactions” and “Board of Directors” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the information presented in the section captioned “Audit Function” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) The following consolidated financial statements of OneMain Holdings, Inc. and its subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2016 and 2015

Consolidated Statements of Operations, years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows, years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules:

Schedule I - Condensed Financial Information of Registrant is included in Part IV - Item 15(c).

All other schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 165 herein.

(b)	Exhibits

The exhibits required to be included in this portion of Part IV - Item 15(b) are listed in the Exhibit Index to this report.

(c)	Schedule I - Condensed Financial Information of Registrant

Schedule I — Condensed Financial Information of Registrant

ONEMAIN HOLDINGS, INC.
Condensed Balance Sheets

(dollars in millions)
December 31,	2016	2015

Assets
Cash and cash equivalents	$1	$1
Investment in subsidiaries	2,941	2,688
Note receivable from affiliate	142	134
Receivable from affiliate	—	1
Total assets	$3,084	$2,824

Liabilities and Shareholders’ Equity
Payable to affiliates	$15	$10
Deferred and accrued taxes	3	5
Total liabilities	18	15
Shareholders’ equity	3,066	2,809
Total liabilities and shareholders’ equity	$3,084	$2,824

See Notes to Condensed Financial Statements.

ONEMAIN HOLDINGS, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Interest income from affiliate	$8	$13	$8
Investment income	—	1	—
Income before provision for income taxes	8	14	8
Provision for income taxes	3	5	3
Equity in undistributed net income (loss) from subsidiaries	210	(229)	458
Net income (loss)	215	(220)	463
Other comprehensive income (loss), net of tax	27	(36)	(25)
Comprehensive income (loss)	$242	$(256)	$438

See Notes to Condensed Financial Statements.

ONEMAIN HOLDINGS, INC.
Condensed Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2016	2015	2014

Net cash provided by operating activities	$—	$23	$—

Cash flows from investing activities
Capital contributions to subsidiaries	—	(1,100)	—
Principal collections on note receivable from affiliate	—	96	—
Net cash used for investing activities	—	(1,004)	—

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs paid	—	976	—
Net cash provided by financing activities	—	976	—

Net change in cash and cash equivalents	—	(5)	—
Cash and cash equivalents at beginning of period	1	6	6
Cash and cash equivalents at end of period	$1	$1	$6

Supplemental non-cash financing activities
Increase in payable to affiliate for stock offering costs	$—	$2	$—
See Notes to Condensed Financial Statements.

ONEMAIN HOLDINGS, INC.
Notes to Condensed Financial Statements

1. Organization and Purpose

OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) is referred to in this schedule as “OMH.” OMH is a Delaware corporation.

Springleaf Holdings, LLC , a subsidiary of AGF Holding Inc., was incorporated on August 5, 2013. In connection with its formation, Springleaf Holdings, LLC issued 100 common interests to AGF Holding Inc., its sole member. Springleaf Holdings, LLC was formed solely to acquire, through a series of restructuring transactions, all of the common stock of Springleaf Finance, Inc. (“SFI”), an Indiana corporation. Springleaf Holdings, LLC did not engage in any significant activities from the date of its formation on August 5, 2013 to October 9, 2013 other than those incidental to its formation, including the issuance of common interests in the amount of $1,000 on August 9, 2013.

On November 15, 2015, OMH completed its acquisition of OneMain Financial Holdings, LLC (“OMFH”) from CitiFinancial Credit Company for $4.5 billion in cash (the “OneMain Acquisition”). In connection with the OneMain Acquisition, Springleaf Holdings, Inc. changed its name to OneMain Holdings, Inc. (previously defined above as “OMH”). As a result of the OneMain Acquisition, OMFH became a wholly owned, indirect subsidiary of OMH.

2. Accounting Policies

OMH records its investments in subsidiaries at cost plus the equity in undistributed net income (loss) from subsidiaries since the date of incorporation or, if purchased, the date of the acquisition. The condensed financial statements of the registrant should be read in conjunction with OMH’s consolidated financial statements.

3. Note Receivable from Affiliate

Note receivable from affiliate reflects a master note with SFI. The interest rate on the unpaid principal balance is the lender’s cost of funds rate, which was 6.29% at December 31, 2016. Interest income on the master note totaled $8 million, $13 million and $8 million in 2016, 2015, and 2014, respectively.

4. Payable to Affiliates

Payable to affiliates primarily reflects offering costs incurred in conjunction with the public offerings in 2013 and 2015 and tax liabilities that were paid by affiliates on behalf of OMH. No interest was charged for these transactions.

5. Subsidiary Debt Guarantee

8.25% SFC Notes

On April 11, 2016, OMH entered into the Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $1.0 billion of the 8.25% Senior Notes due 2020 issued by Springleaf Finance Corporation (“SFC”) (the “8.25% SFC Notes”). As of December 31, 2016, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the Base Indenture and the First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on $700 million of 5.25% Senior Notes due 2019 issued by SFC (the “5.25% SFC Notes”). As of December 31, 2016, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

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

8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; a 60-year junior subordinated debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the Indenture dated as of May 1, 1999 (the “1999 Indenture”), between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). The 60-year junior subordinated debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into a Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2016, approximately $2.9 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into an indenture (the “OMFH Indenture”), among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021 (collectively, the “OMFH Notes”). The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of December 31, 2016, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

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

The OMH guarantees of OMFH’s long-term debt discussed above are subject to customary release provisions.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2017.

ONEMAIN HOLDINGS, INC.

By:	/s/	Scott T. Parker
Scott T. Parker
(Executive Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2017.

/s/	Jay N. Levine	/s/	Douglas L. Jacobs
	Jay N. Levine		Douglas L. Jacobs
(President, Chief Executive Officer, and Director — Principal Executive Officer)		(Director)

/s/	Scott T. Parker	/s/	Anahaita N. Kotval
	Scott T. Parker		Anahaita N. Kotval
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)		(Director)

/s/	Michael A. Hedlund	/s/	Ronald M. Lott
	Michael A. Hedlund		Ronald M. Lott
(Vice President and Senior Managing Director — Principal Accounting Officer)		(Director)

/s/	Wesley R. Edens
Wesley R. Edens
(Chairman of the Board and Director)

/s/	Roy A. Guthrie
Roy A. Guthrie
(Director)

Exhibit Index

Exhibit

2.1*
Stock Purchase Agreement, dated as of March 2, 2015, by and between Springleaf Holdings, Inc. and CitiFinancial Credit Company. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 3, 2015.

2.2 *
Closing Letter Agreement, dated as of November 12, 2015, by and among Citifinancial Credit Company, Springleaf Holdings, Inc., and Independence Holdings, LLC. Incorporated by reference to Exhibit 2.2 to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

2.3 *
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 1, 2016.

3.1
Restated Certificate of Incorporation of Springleaf Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013.

3.2	Amendment to Restated Certificate of Incorporation of OneMain Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2015.

3.3
Amended and Restated Bylaws of Springleaf Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013.

3.4
First Amendment to the Amended and Restated Bylaws of OneMain Holdings, Inc. (formerly known as Springleaf Holdings, Inc.). Incorporated by reference to Exhibit 3.b.1 to our Annual Report on Form 10-K for the period ended December 31, 2015, filed on February 29, 2016.

Certain instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.1
Indenture, dated as of May 1, 1999, between Springleaf Finance Corporation (formerly American General Finance Corporation) and Wilmington Trust Company (successor trustee to Citibank, N.A.). Incorporated by reference to Exhibit (4)a.(1) to Springleaf Finance Corporation’s (File No. 1-06155) Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed on November 13, 2000.

4.2
Junior Subordinated Indenture, dated as of January 22, 2007, from Springleaf Finance Corporation (formerly American General Finance Corporation) to Deutsche Bank Trust Company Americas, as Trustee. Incorporated by reference to Exhibit 4.2 to Springleaf Finance Corporation’s (File No. 1-06155) Annual Report on Form 10-K for the period ended December 31, 2016, filed on February 21, 2017.

4.3
Indenture, dated as of May 29, 2013, between Springleaf Finance Corporation and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 of Springleaf Finance Corporation’s (File No. 1-06155) Current Report on Form 8-K filed on May 29, 2013.

4.4
Indenture, dated as of September 24, 2013, between Springleaf Finance Corporation and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Springleaf Finance Corporation’s (File No. 1-06155) Current Report on Form 8-K filed on September 25, 2013.

4.5
Indenture, dated as of September 24, 2013, between Springleaf Finance Corporation and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.2 to Springleaf Finance Corporation’s (File No. 1-06155) Current Report on Form 8-K filed on September 25, 2013.

4.6
Indenture, dated as of December 3, 2014, by Springleaf Finance Corporation, OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.), as Guarantor, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 3, 2014.

4.6.1
First Supplemental Indenture, dated as of December 3, 2014, by and among Springleaf Finance Corporation, OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.), as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 3, 2014.

Exhibit

4.6.2
Second Supplemental Indenture, dated as of April 11, 2016, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 11, 2016.

4.7
Indenture, dated as of December 11, 2014, among OneMain Financial Holdings, LLC (formerly OneMain Financial Holdings, Inc.), the guarantors from time to time parties thereto, and The Bank of New York Mellon, as trustee. Incorporated by reference to Exhibit 4.5 to Amendment No. 3 to Form S-1 of OneMain Financial Holdings, LLC (formerly OneMain Financial Holdings, Inc.) (File No. 333-199206) filed on February 11, 2015.

4.7.1
First Supplemental Indenture, dated as of May 21, 2015, among OneMain Financial Holdings, LLC (formerly OneMain Financial Holdings, Inc.), OMF HY, Inc. and The Bank of New York Mellon, as trustee, filed herewith as Exhibit 4.7.1.

4.7.2
Second Supplemental Indenture, dated as of November 8, 2016, among OneMain Financial Holdings, LLC (formerly OneMain Financial Holdings, Inc.), as Issuer, OMF HY, Inc., as Co-Obligor, OneMain Holdings, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, filed herewith as Exhibit 4.7.2.

10	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Form S-1 filed on October 1, 2013.

10.1 **	OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016.

10.1.1 **
OneMain Holdings, Inc. Amended and Restated Annual Leadership Incentive Plan, effective retroactively to January 1, 2016. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

10.1.2 **
Form of Restricted Stock Award Agreement under the OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) 2013 Omnibus Incentive Plan (Employees). Incorporated by reference as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 6, 2016.

10.1.3 **
Form of Restricted Stock Award Agreement under the OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to our Form S-1 filed on October 1, 2013.

10.1.4 **
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.16 to Amendment No. 4 to our Form S-1 filed on October 11, 2013.

10.1.5 **	Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan (Non-Employee Directors), filed herewith as Exhibit 10.1.5.

10.2 **
Springleaf Finance, Inc. Excess Retirement Income Plan, dated as of January 1, 2011. Incorporated by reference to Exhibit 10.1 to Springleaf Finance Corporation’s (File No. 1-06155) Current Report on Form 8-K filed on December 30, 2010.

10.2.1 **
Amendment to Springleaf Finance, Inc. Excess Retirement Income Plan, effective as of December 19, 2012. Incorporated by reference to Exhibit 10.5 to Springleaf Finance Corporation’s (File No. 1-06155) Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 19, 2013.

10.3 **
OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) Executive Severance Plan, effective as of March 16, 2015, and form of Severance Agreement and General Release. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 16, 2015.

10.4 **
Second Amended and Restated Limited Liability Company Agreement of Springleaf Financial Holdings, LLC., dated as of October 9, 2013. Incorporated by reference to Exhibit 10.11 to Amendment No. 4 to our Form S-1 filed on October 11, 2013.

10.4.1 **
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Springleaf Financial Holdings, LLC, dated as of October 13, 2015. Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

10.4.2 **
Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Springleaf Financial Holdings, LLC, dated as of October 26, 2015. Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

Exhibit

10.5 **
Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Jay Levine, dated as of September 30, 2013. Incorporated by reference to Exhibit 10.10 to Springleaf Finance Corporation’s (File No. 333-191980) Registration Statement on Form S-4 filed on October 30, 2013.

10.6 **
Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Scott T. Parker, dated as of October 12, 2015. Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

10.7 **
Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Timothy Ho, dated as of April 13, 2015, to be effective as of January 1, 2016. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015.

10.8 **
Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Robert Hurzeler, dated as of April 13, 2015, to be effective as of January 1, 2016. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015.

10.9 **
Offer Letter by Springleaf Finance, Inc. and Springleaf General Services Corporation to Lawrence Skeats, dated as of January 3, 2014. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015.

10.10 **
Separation and Release of Claims Agreement, dated as of July 31, 2016, for Minchung (Macrina) Kgil. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed on November 8, 2016.

10.11
Stockholders Agreement, dated as of October 15, 2013, between OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) and Springleaf Financial Holdings, LLC. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013.

10.12
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 8.250% Senior Notes due 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2014.

10.13
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 7.750% Senior Notes due 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 3, 2014.

10.14
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 6.00% Senior Notes due 2020. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 3, 2014.

10.15
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s Senior Notes issued and outstanding on December 30, 2013 under the Indenture dated as of May 1, 1999, between SFC and Wilmington Trust, National Association (the successor trustee to Citibank N.A.). Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 3, 2014.

10.16
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 60-year junior subordinated debentures. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 3, 2014.

10.17
Trust Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s trust preferred securities. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on January 3, 2014.

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

Exhibit

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

**	Management contract or compensatory plan or arrangement.