Form 10-Q
period 2017-03-31
OneMain Holdings, Inc.
filed 2017-05-05
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At May 1, 2017, there were 135,297,802 shares of the registrant’s common stock, $0.01 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

1999 Indenture	Indenture dated as of May 1, 1999 between SFC and Wilmington
2014-A Notes	asset-backed notes issued in March 2014 by the Springleaf Funding Trust 2014-A
2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
30 - 89 Delinquency ratio	net finance receivables 30 - 89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC and guaranteed by OMH
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC and guaranteed by OMH
ABS	asset-backed securities
Adjusted pretax income (loss)
a non-GAAP financial measure; income (loss) before income tax expense (benefit) on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain on sale of SpringCastle interests, SpringCastle transaction costs, and losses resulting from repurchases and repayments of debt

AHL	American Health and Life Insurance Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by 2) in the period
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
Citigroup	CitiFinancial Credit Company
CMBS	commercial mortgage-backed securities
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
Financial Funding VII LSA	loan and security agreement entered into on April 13, 2017 with OneMain Financial Funding VII, LLC and third party lenders whereby it can borrow up to a maximum principal balance of $650 million
Fixed charge ratio
earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends

Fortress	Fortress Investment Group LLC
Fortress Acquisition	FCFI Acquisition LLC, an affiliate of Fortress, acquired an 80% economic interest for a cash purchase price of $119 million, effective November 30, 2010
GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC

Term or Abbreviation	Definition

Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

Lendmark Sale	the sale of 127 Springleaf branches to Lendmark Financial Service, LLC, effective April 30, 2016
LIBOR	London Interbank Offered Rate
Logan Circle	Logan Circle Partners, L.P.
Merit	Merit Life Insurance Co.
Nationstar	Nationstar Mortgage LLC
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NRZ	New Residential Investment Corp.
ODART	OneMain Direct Auto Receivables Trust
OM Loans	purchased credit impaired personal loans acquired in the OneMain Acquisition
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021
OMFH Supplemental Indenture	supplemental indenture dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OMFH, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
Other SFC Notes
collectively, approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SCP Loans	purchased credit impaired loans acquired through the SpringCastle Joint Venture
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	supplemental indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	supplemental indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Trust Guaranty Agreement
agreement entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities in connection with the Junior Subordinated Debenture

Term or Abbreviation	Definition

SFI	Springleaf Finance, Inc.
SLFT	Springleaf Funding Trust
SpringCastle Interests Sale	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
SpringCastle Joint Venture
joint venture among SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC and SpringCastle Acquisition LLC in which SpringCastle Holdings, LLC previously owned a 47% equity interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC and Springleaf Acquisition Corporation previously owned a 47% equity interest in SpringCastle Acquisition LLC

SpringCastle Portfolio	loans acquired through the SpringCastle Joint Venture
Springleaf	OMH and its subsidiaries (other than OneMain)
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
TDR finance receivables	troubled debt restructured finance receivables
Texas DOI	Texas Department of Insurance
Triton	Triton Insurance Company
Trust preferred securities
capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

UK	United Kingdom
UPB	unpaid principal balance
VFN	variable funding notes
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
Wilmington	Wilmington Trust, National Association
Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$787	$579
Investment securities	1,755	1,764
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $9.1 billion in 2017 and $9.5 billion in 2016)	13,240	13,577
Real estate loans	139	144
Retail sales finance	9	11
Net finance receivables	13,388	13,732
Unearned insurance premium and claim reserves	(558)	(586)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $471 million in 2017 and $501 million in 2016)	(666)	(689)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	12,164	12,457
Finance receivables held for sale	148	153
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $526 million in 2017 and $552 million in 2016)	558	568
Goodwill	1,422	1,422
Other intangible assets	477	492
Other assets	662	688

Total assets	$17,973	$18,123

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $7.9 billion in 2017 and $8.2 billion in 2016)	$13,679	$13,959
Insurance claims and policyholder liabilities	749	757
Deferred and accrued taxes	8	9
Other liabilities (includes other liabilities of consolidated VIEs of $12 million in 2017 and 2016)	432	332
Total liabilities	14,868	15,057
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 135,301,202 and 134,867,868 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	1,550	1,548
Accumulated other comprehensive loss	(2)	(6)
Retained earnings	1,556	1,523
Total shareholders’ equity	3,105	3,066

Total liabilities and shareholders’ equity	$17,973	$18,123

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions, except per share amounts)	Three Months Ended March 31,
	2017	2016

Interest income:
Finance charges	$756	$785
Finance receivables held for sale originated as held for investment	3	46
Total interest income	759	831

Interest expense	202	226

Net interest income	557	605

Provision for finance receivable losses	245	197

Net interest income after provision for finance receivable losses	312	408

Other revenues:
Insurance	103	114
Investment	19	20
Net gain on sale of SpringCastle interests	—	167
Other	19	2
Total other revenues	141	303

Other expenses:
Operating expenses:
Salaries and benefits	186	214
Acquisition-related transaction and integration expenses	23	33
Other operating expenses	142	167
Insurance policy benefits and claims	45	45
Total other expenses	396	459

Income before income taxes	57	252

Income taxes	24	87

Net income	33	165

Net income attributable to non-controlling interests	—	28

Net income attributable to OneMain Holdings, Inc.	$33	$137

Share Data:
Weighted average number of shares outstanding:
Basic	135,218,586	134,694,759
Diluted	135,573,167	134,907,748
Earnings per share:
Basic	$0.25	$1.02
Diluted	$0.25	$1.01

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Net income	$33	$165

Other comprehensive income:
Net change in unrealized gains on non-credit impaired available-for-sale securities	10	27
Foreign currency translation adjustments	—	6
Income tax effect:
Net unrealized gains on non-credit impaired available-for-sale securities	(3)	(10)
Foreign currency translation adjustments	—	(2)
Other comprehensive income, net of tax, before reclassification adjustments	7	21
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(4)	(2)
Income tax effect:
Net realized gains on available-for-sale securities	1	1
Reclassification adjustments included in net income, net of tax	(3)	(1)
Other comprehensive income, net of tax	4	20

Comprehensive income	37	185

Comprehensive income attributable to non-controlling interests	—	28

Comprehensive income attributable to OneMain Holdings, Inc.	$37	$157

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066	$—	$3,066
Share-based compensation expense, net of forfeitures	—	7	—	—	7	—	7
Withholding tax on share-based compensation	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	4	—	4	—	4
Net income	—	—	—	33	33	—	33
Balance, March 31, 2017	$1	$1,550	$(2)	$1,556	$3,105	$—	$3,105

Balance, January 1, 2016	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730
Share-based compensation expense, net of forfeitures	—	7	—	—	7	—	7
Excess tax benefit from share-based compensation	—	2	—	—	2	—	2
Withholding tax on share-based compensation	—	(5)	—	—	(5)	—	(5)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	20	—	20	—	20
Net income	—	—	—	137	137	28	165
Balance, March 31, 2016	$1	$1,537	$(13)	$1,445	$2,970	$—	$2,970

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net income	$33	$165
Reconciling adjustments:
Provision for finance receivable losses	245	197
Depreciation and amortization	98	151
Deferred income tax charge (benefit)	25	(43)
Share-based compensation expense, net of forfeitures	7	7
Net gain on sale of SpringCastle interests	—	(167)
Other	(2)	(1)
Cash flows due to changes in:
Other assets and other liabilities	75	51
Insurance claims and policyholder liabilities	(38)	(24)
Taxes receivable and payable	(3)	67
Accrued interest and finance charges	4	12
Other, net	—	1
Net cash provided by operating activities	444	416

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	30	(125)
Proceeds from sale of SpringCastle interests, net of restricted cash released	—	26
Cash received from CitiFinancial Credit Company	—	23
Available-for-sale securities purchased	(132)	(154)
Trading and other securities purchased	—	(1)
Available-for-sale securities called, sold, and matured	162	175
Trading and other securities called, sold, and matured	2	13
Other, net	(3)	(2)
Net cash provided by (used for) investing activities	59	(45)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	366	1,673
Repayments of long-term debt	(666)	(2,335)
Distributions to joint venture partners	—	(18)
Excess tax benefit from share-based compensation	—	2
Withholding tax on share-based compensation	(5)	(5)
Net cash used for financing activities	(305)	(683)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	At or for the Three Months Ended March 31,
	2017	2016

Effect of exchange rate changes on cash and cash equivalents	—	1

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	198	(311)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,147	1,615
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,345	$1,304

Supplemental cash flow information
Cash and cash equivalents	$787	$716
Restricted cash and restricted cash equivalents	558	588
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,345	$1,304

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$1,608
Transfer of finance receivables to real estate owned	2	2
Net unsettled investment security purchases	(19)	—

Restricted cash and restricted cash equivalents represent funds required to be set aside by local state authorities for the payment of state specific insurance licenses, as well as funds to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At March 31, 2017, the Initial Stockholder owned approximately 57% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress.

OMH is a financial services holding company whose principal subsidiaries are SFI and Independence. SFI’s principal subsidiary is SFC, and Independence’s principal subsidiary is OMFH. SFC and OMFH are financial services holding companies with subsidiaries engaged in the consumer finance and insurance businesses.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using GAAP. These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements, but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned, except for certain indirect subsidiaries associated with the SpringCastle Joint Venture, in which we owned a 47% equity interest prior to March 31, 2016), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2017 presentation, we have reclassified certain items in prior periods of our condensed consolidated financial statements. Also, to conform to the new alignment of our segments, as further discussed in Note 16, we have revised our prior period segment disclosures.

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that, when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method of accounting had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method of accounting. The amendment in this ASU became effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We have adopted this ASU as of January 1, 2017 and concluded that it does not have an impact on our consolidated financial statements.

Statement of Cash Flows

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which simplifies the presentation of restricted cash on the statement of cash flows by requiring entities to include restricted cash and restricted cash equivalents in the reconciliation of cash and cash equivalents. The amendments in this ASU become effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have elected to early adopt this ASU as of January 1,

2017 and presented this change on a retrospective basis for all periods presented. We have concluded that this ASU does not have a material impact on our consolidated financial statements.

Technical Corrections and Improvements

In January of 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections, to enhance the footnote disclosure guidelines for ASUs 2014-09, 2016-02, and 2016-13. The amendments to this transition guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We have adopted this ASU as of January 1, 2017 on a prospective basis. We have concluded that this ASU does not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. In April of 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance of ASU 2014-09 relating to performance obligations and licensing. In May of 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify guidance in ASU 2014-09 related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts/contract modifications. In December of 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which improves the guidance specific to the amendments in ASU 2014-09. We believe that the adoption of this ASU will not have a material effect on our consolidated financial statements, and we are in the process of quantifying the expected impact.

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

In March of 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU shortens the amortization period for the premium from the adjustment of yield over the contractual life of the instrument to the earliest call date. The amendments in this ASU become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right-to-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We believe that the adoption of this ASU will have a material effect on our consolidated financial statements, and we are in the process of quantifying the expected impact.

Revenue Recognition and Derivatives and Hedging

In May of 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging, to rescind certain SEC guidance in Topic 605 and Topic 815 as ASU 2014-09 becomes effective. Our adoption of ASU 2014-09 will bring us into alignment with this ASU. We believe that the adoption of this ASU will not have a material effect on our consolidated financial statements.

Allowance for Finance Receivables Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach.

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

Business Combinations

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The amendments in this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

Goodwill Impairment

In January of 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which simplifies the test for goodwill impairment by eliminating Step 2 in the impairment process. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statements.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present separately the service cost component on the income statement. The amendments in this ASU become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are evaluating whether the adoption of this ASU will have a material effect on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the three months ended March 31, 2017, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At March 31, 2017, we had over 2.1 million personal loans representing $13.2 billion of net finance receivables, compared to 2.2 million personal loans totaling $13.6 billion at December 31, 2016.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. Since we ceased originating real estate loans in January of 2012, our real estate loans have been in a liquidating status.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

March 31, 2017
Gross receivables *	$14,856	$137	$10	$15,003
Unearned finance charges and points and fees	(1,843)	1	(1)	(1,843)
Accrued finance charges	144	1	—	145
Deferred origination costs	83	—	—	83
Total	$13,240	$139	$9	$13,388

December 31, 2016
Gross receivables *	$15,405	$142	$12	$15,559
Unearned finance charges and points and fees	(2,062)	1	(1)	(2,062)
Accrued finance charges	151	1	—	152
Deferred origination costs	83	—	—	83
Total	$13,577	$144	$11	$13,732

*	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts. Additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its initial fair value;

•
Finance receivables originated subsequent to the OneMain Acquisition and the Fortress Acquisition — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts;

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts. Additionally, the remaining unearned discount, net of premium established at the time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

At March 31, 2017 and December 31, 2016, unused lines of credit extended to customers by the Company were immaterial.

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

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

March 31, 2017
Net finance receivables:
Performing
Current	$12,652	$102	$9	$12,763
30-59 days past due	164	8	—	172
60-89 days past due	120	4	—	124
Total performing	12,936	114	9	13,059
Nonperforming
90-179 days past due	296	5	—	301
180 days or more past due	8	20	—	28
Total nonperforming	304	25	—	329
Total	$13,240	$139	$9	$13,388

December 31, 2016
Net finance receivables:
Performing
Current	$12,920	$102	$11	$13,033
30-59 days past due	174	9	—	183
60-89 days past due	130	4	—	134
Total performing	13,224	115	11	13,350
Nonperforming
90-179 days past due	349	8	—	357
180 days or more past due	4	21	—	25
Total nonperforming	353	29	—	382
Total	$13,577	$144	$11	$13,732

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at March 31, 2017 and at December 31, 2016 were immaterial. Our personal loans and real estate loans do not have finance receivables that were more than 90 days past due and still accruing finance charges.

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased in connection with the OneMain Acquisition and the Fortress Acquisition.

Prior to March 31, 2016, our purchased credit impaired finance receivables also included the SpringCastle Portfolio, which was purchased in connection with the joint venture acquisition of the SpringCastle Portfolio. On March 31, 2016, we sold the SpringCastle Portfolio in connection with the SpringCastle Interests Sale.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At March 31, 2017 and December 31, 2016, finance receivables held for sale totaled $148 million and $153 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	FA Loans (a)	Total

March 31, 2017
Carrying amount, net of allowance	$273	$68	$341
Outstanding balance (b)	379	105	484
Allowance for purchased credit impaired finance receivable losses	29	8	37

December 31, 2016
Carrying amount, net of allowance	$324	$70	$394
Outstanding balance (b)	444	107	551
Allowance for purchased credit impaired finance receivable losses	29	8	37

(a)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

Carrying amount	$53	$54
Outstanding balance	81	83

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at March 31, 2017 and December 31, 2016, reflected the carrying value of the purchased credit impaired FA Loans being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans	Total

Three Months Ended March 31, 2017
Balance at beginning of period	$59	$—	$60	$119
Accretion (a)	(11)	—	(1)	(12)
Balance at end of period	$48	$—	$59	$107

Three Months Ended March 31, 2016
Balance at beginning of period	$151	$375	$66	$592
Accretion (a)	(24)	(16)	(2)	(42)
Reclassifications from nonaccretable difference (b)	—	—	10	10
Transfer due to finance receivables sold	—	(359)	—	(359)
Other (c)	(23)	—	—	(23)
Balance at end of period	$104	$—	$74	$178

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were immaterial.

(b)	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

(c)
Other reflects a measurement period adjustment in the first quarter of 2016 based on a change in the expected cash flows in the purchase credit impaired portfolio related to the OneMain Acquisition. The measurement period adjustment created a decrease of $23 million to the beginning balance of the OM Loans accretable yield.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans *	Total

March 31, 2017
TDR gross finance receivables	$163	$133	$296
TDR net finance receivables	164	134	298
Allowance for TDR finance receivable losses	73	11	84

December 31, 2016
TDR gross finance receivables	$151	$133	$284
TDR net finance receivables	152	134	286
Allowance for TDR finance receivable losses	69	11	80

*	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

TDR gross finance receivables	$88	$89
TDR net finance receivables	88	90

As of March 31, 2017, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	SpringCastle Portfolio	Real Estate Loans *	Total

Three Months Ended March 31, 2017
TDR average net receivables	$153	$—	$134	$287
TDR finance charges recognized	6	—	2	8

Three Months Ended March 31, 2016
TDR average net receivables	$63	$11	$201	$275
TDR finance charges recognized	1	—	3	4

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended March 31, 2017
TDR average net receivables	$—	$89	$89
TDR finance charges recognized	—	1	1

Three Months Ended March 31, 2016
TDR average net receivables	$2	$92	$94
TDR finance charges recognized	—	1	1

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended March 31, 2017
Pre-modification TDR net finance receivables	$44	$—	$3	$47
Post-modification TDR net finance receivables:
Rate reduction	$39	$—	$3	$42
Other (b)	4	—	—	4
Total post-modification TDR net finance receivables	$43	$—	$3	$46
Number of TDR accounts	6,438	—	64	6,502

Three Months Ended March 31, 2016
Pre-modification TDR net finance receivables	$50	$1	$4	$55
Post-modification TDR net finance receivables:
Rate reduction	$46	$1	$3	$50
Other (b)	3	—	1	4
Total post-modification TDR net finance receivables	$49	$1	$4	$54
Number of TDR accounts	6,916	157	89	7,162

(a)	TDR finance receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended March 31, 2017
TDR net finance receivables (b)	$12	$—	$1	$13
Number of TDR accounts	1,793	—	6	1,799

Three Months Ended March 31, 2016
TDR net finance receivables (b) (c)	$2	$—	$1	$3
Number of TDR accounts	400	19	20	439

(a)
TDR real estate loans held for sale included in the table above that defaulted during the previous 12-month period were less than $1 million for the three months ended March 31, 2017 and $1 million for the three months ended March 31, 2016.

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the three months ended March 31, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended March 31, 2017
Balance at beginning of period	$669	$—	$19	$1	$689
Provision for finance receivable losses	244	—	1	—	245
Charge-offs	(296)	—	(1)	—	(297)
Recoveries	29	—	—	—	29
Balance at end of period	$646	$—	$19	$1	$666

Three Months Ended March 31, 2016
Balance at beginning of period	$541	$4	$46	$1	$592
Provision for finance receivable losses	179	14	4	—	197
Charge-offs	(145)	(17)	(2)	(1)	(165)
Recoveries	12	3	1	—	16
Other *	—	(4)	—	—	(4)
Balance at end of period	$587	$—	$49	$—	$636

*	Other consists of the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the SpringCastle Interests Sale.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

March 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$544	$—	$1	$545
Purchased credit impaired finance receivables	29	8	—	37
TDR finance receivables	73	11	—	84
Total	$646	$19	$1	$666

Finance receivables:
Collectively evaluated for impairment	$12,774	$70	$9	$12,853
Purchased credit impaired finance receivables	302	23	—	325
TDR finance receivables	164	46	—	210
Total	$13,240	$139	$9	$13,388

Allowance for finance receivable losses as a percentage of finance receivables	4.88%	13.70%	4.72%	4.97%

December 31, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$571	$—	$1	$572
Purchased credit impaired finance receivables	29	8	—	37
TDR finance receivables	69	11	—	80
Total	$669	$19	$1	$689

Finance receivables:
Collectively evaluated for impairment	$13,072	$76	$11	$13,159
Purchased credit impaired finance receivables	353	24	—	377
TDR finance receivables	152	44	—	196
Total	$13,577	$144	$11	$13,732

Allowance for finance receivable losses as a percentage of finance receivables	4.93%	13.31%	4.42%	5.01%

5. Finance Receivables Held for Sale

We report finance receivables held for sale of $148 million at March 31, 2017 and $153 million at December 31, 2016, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At March 31, 2017 and December 31, 2016, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

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

We did not have any other material transfer activity to or from finance receivables held for sale during the three months ended March 31, 2017 and 2016.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2017
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$35	$—	$—	$35
Obligations of states, municipalities, and political subdivisions	138	1	(1)	138
Certificates of deposit and commercial paper	5	—	—	5
Non-U.S. government and government sponsored entities	121	1	—	122
Corporate debt	998	10	(5)	1,003
Mortgage-backed, asset-backed, and collateralized:
RMBS	100	1	(1)	100
CMBS	105	—	(1)	104
CDO/ABS	114	—	—	114
Total bonds	1,616	13	(8)	1,621
Preferred stock (a)	16	—	(1)	15
Common stock (a)	17	1	—	18
Other long-term investments	2	—	—	2
Total (b)	$1,651	$14	$(9)	$1,656

December 31, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$31	$—	$—	$31
Obligations of states, municipalities, and political subdivisions	145	1	(1)	145
Non-U.S. government and government sponsored entities	119	—	(1)	118
Corporate debt	1,024	8	(7)	1,025
Mortgage-backed, asset-backed, and collateralized:
RMBS	101	—	(1)	100
CMBS	109	—	(1)	108
CDO/ABS	102	—	—	102
Total bonds	1,631	9	(11)	1,629
Preferred stock (a)	17	—	(1)	16
Common stock (a)	16	1	—	17
Other long-term investments	2	—	—	2
Total (b)	$1,666	$10	$(12)	$1,664

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at March 31, 2017 and December 31, 2016, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

March 31, 2017
Bonds:
U.S. government and government sponsored entities	$20	$—	$—	$—	$20	$—
Obligations of states, municipalities, and political subdivisions	62	(1)	8	—	70	(1)
Non-U.S. government and government sponsored entities	29	—	2	—	31	—
Corporate debt	300	(4)	21	(1)	321	(5)
RMBS	56	(1)	12	—	68	(1)
CMBS	60	(1)	6	—	66	(1)
CDO/ABS	69	—	2	—	71	—
Total bonds	596	(7)	51	(1)	647	(8)
Preferred stock	6	—	6	(1)	12	(1)
Common stock	5	—	1	—	6	—
Total	$607	$(7)	$58	$(2)	$665	$(9)

December 31, 2016
Bonds:
U.S. government and government sponsored entities	$18	$—	$—	$—	$18	$—
Obligations of states, municipalities, and political subdivisions	99	(1)	2	—	101	(1)
Non-U.S. government and government sponsored entities	55	(1)	1	—	56	(1)
Corporate debt	416	(6)	8	(1)	424	(7)
RMBS	74	(1)	1	—	75	(1)
CMBS	66	(1)	5	—	71	(1)
CDO/ABS	64	—	3	—	67	—
Total bonds	792	(10)	20	(1)	812	(11)
Preferred stock	6	—	8	(1)	14	(1)
Common stock	2	—	1	—	3	—
Total	$800	$(10)	$29	$(2)	$829	$(12)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 979 and 1,331 investment securities in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2017, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2017, we did not recognize any other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues. We recognized less than $1 million of other-than-temporary impairment credit losses on corporate debt in investment revenues during the three months ended March 31, 2016.

During the three months ended March 31, 2017 and 2016, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Proceeds from sales and redemptions	$113	$113

Net realized gains *	$4	$2

*	Realized losses on available-for-sale securities sold or redeemed during the three months ended March 31, 2017 and 2016 were less than $1 million and, therefore, are not quantified in the table above.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2017 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$198	$198
Due after 1 year through 5 years	584	582
Due after 5 years through 10 years	314	310
Due after 10 years	207	207
Mortgage-backed, asset-backed, and collateralized securities	318	319
Total	$1,621	$1,616

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $528 million and $465 million at March 31, 2017 and December 31, 2016, respectively.

TRADING AND OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	84	85
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	1
CMBS	1	1
CDO/ABS	5	5
Total bonds	92	93
Preferred stock	6	6
Total	$98	$99

Mark-to-market gains on trading and other securities held at March 31, 2017 and 2016, respectively, were less than $1 million for the three months ended March 31, 2017, and totaled $3 million for the same period in 2016. Net realized gains (losses) on trading and other securities sold or redeemed during the 2017 and 2016 periods were immaterial for the three months ended March 31, 2017 and 2016. Other securities are those securities for which the fair value option was elected. Our remaining trading securities were sold in the first quarter of 2016.

7. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended March 31, 2017 and 2016.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle provides investment management services for Springleaf investments. Logan Circle is a wholly owned subsidiary of Fortress. Costs and fees incurred for these investment management services were less than $1 million for the three months ended March 31, 2017 and 2016.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Servicing fees revenue totaled $10 million for the three months ended March 31, 2017. At March 31, 2017 and December 31, 2016, the servicing fees receivable from the SpringCastle Funding Trust totaled $3 million.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at March 31, 2017 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.94%	2.59%	5.25% - 8.25%	2.77%

Second quarter 2017	$—	$—	$—	$—	$—
Third quarter 2017	—	—	257	—	257
Fourth quarter 2017	—	—	1,030	—	1,030
First quarter 2018	—	—	—	—	—
Remainder of 2018	—	—	—	—	—
2019	—	—	1,396	—	1,396
2020	—	—	1,299	—	1,299
2021	—	—	1,449	—	1,449
2022-2067	—	—	300	350	650
Securitizations (b)	7,951	—	—	—	7,951
Revolving conduit facilities (b)	—	10	—	—	10
Total principal maturities	$7,951	$10	$5,731	$350	$14,042

Total carrying amount	$7,933	$10	$5,564	$172	$13,679
Debt issuance costs (c)	$(19)	$—	$(14)	$—	$(33)

(a)
The interest rates shown are the range of contractual rates in effect at March 31, 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 2.77% as of March 31, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

(b)
Securitizations and borrowings under revolving conduit facilities are not included in the above maturities by period due to their variable monthly repayments. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $13 million at March 31, 2017 and are reported in other assets.

GUARANTY AGREEMENTS

8.25% SFC Notes

On April 11, 2016, OMH entered into the SFC Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 8.25% SFC Notes. As of March 31, 2017, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the SFC Base Indenture and the SFC First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.25% SFC Notes. As of March 31, 2017, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; the Junior Subordinated Debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the 1999 Indenture, between SFC and Wilmington (the successor trustee to Citibank N.A.). The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2017, $2.9 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into the OMFH Indenture, among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of the OMFH Notes. The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of March 31, 2017, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

On November 8, 2016, OMH entered into the OMFH Supplemental Indenture, pursuant to which OMH agreed to fully, unconditionally and irrevocably guarantee the outstanding OMFH Notes in accordance with and subject to the terms of the OMFH Indenture. Further, as permitted by the terms of the OMFH Indenture, OMFH intends to satisfy its reporting obligations under the OMFH Indenture with respect to providing OMFH financial information to the holders of the OMFH Notes by furnishing financial information relating to the Company.

The OMH guarantees of OMFH’s long-term debt discussed above are subject to customary release provisions.

9. Variable Interest Entities

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

The asset-backed debt obligations issued by the VIEs are supported by the expected cash flows from the underlying finance receivables securing such debt obligations. Cash inflows from these finance receivables are distributed to repay the debt obligations and related service providers in accordance with each transaction’s contractual priority of payments, referred to as the “waterfall.” The holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying finance receivables securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. With respect to any asset-backed financing transaction that has multiple classes of debt obligations, substantially all cash inflows will be directed to the senior debt obligations until fully repaid and, thereafter, to the subordinate debt obligations on a sequential basis. We retain an interest and credit risk in these financing transactions through our ownership of the residual interest in each VIE and, in some cases, the most subordinate class of debt obligations issued by the VIE, which are the first to absorb credit losses on the finance receivables securing the debt obligations. We expect that any credit losses in the pools of finance receivables securing the asset-backed debt obligations will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified finance receivables that subsequently become delinquent or are otherwise in default.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$2	$3
Finance receivables:
Personal loans	9,109	9,509
Allowance for finance receivable losses	471	501
Restricted cash and restricted cash equivalents	526	552
Other assets	13	14

Liabilities
Long-term debt	$7,944	$8,240
Other liabilities	14	16

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to five years during which no principal payments are required to be made on the related asset-backed notes, except for the ODART 2016-1 securitization which has no revolving period. The indentures governing our securitizations borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

Our securitized borrowings at March 31, 2017 consisted of the following:

(dollars in millions)	Current Note Amounts Outstanding	Current Weighted Average Interest Rate	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A (a)	$1,163	3.47%	3 years
SLFT 2015-B (b)	314	3.78%	5 years
SLFT 2016-A (c)	500	3.10%	2 years
OMFIT 2014-1 (d)	264	2.74%	2 years
OMFIT 2014-2 (e)	682	3.26%	2 years
OMFIT 2015-1 (f)	1,229	3.74%	3 years
OMFIT 2015-2 (g)	1,250	3.07%	2 years
OMFIT 2015-3 (h)	293	4.21%	5 years
OMFIT 2016-1 (i)	459	4.01%	3 years
OMFIT 2016-2 (j)	816	4.50%	2 years
OMFIT 2016-3 (k)	317	4.33%	5 years
Total consumer securitizations	7,287

Auto Securitization:
ODART 2016-1 (l)	396	2.45%	—
ODART 2017-1 (m)	268	2.61%	1 year
Total auto securitizations	664

Total secured structured financings	$7,951

(a)	SLFT 2015-A Securitization. On February 26, 2015, we issued $1.2 billion of notes backed by personal loans. The notes mature in November 2024.

(b)	SLFT 2015-B Securitization. On April 7, 2015, we issued $314 million of notes backed by personal loans. The notes mature in May 2028.

(c)
SLFT 2016-A Securitization. On December 14, 2016, we issued $532 million of notes backed by personal loans. The notes mature in November 2029. We initially retained $32 million of the asset-backed notes.

(d)	OMFIT 2014-1 Securitization. On April 17, 2014, we issued $760 million of notes backed by personal loans. The notes mature in June 2024.

(e)	OMFIT 2014-2 Securitization. On July 30, 2014, we issued $1.2 billion of notes backed by personal loans. The notes mature in September 2024.

(f)	OMFIT 2015-1 Securitization. On February 5, 2015, we issued $1.2 billion of notes backed by personal loans. The notes mature in March 2026.

(g)	OMFIT 2015-2 Securitization. On May 21, 2015, we issued $1.3 billion of notes backed by personal loans. The notes mature in July 2025.

(h)	OMFIT 2015-3 Securitization. On September 29, 2015, we issued $293 million of notes backed by personal loans. The notes mature in November 2028.

(i)
OMFIT 2016-1 Securitization. On February 10, 2016, we issued $500 million of notes backed by personal loans. The notes mature in February 2029. We initially retained $86 million of the Class C and Class D notes. On May 17, 2016, $45 million of the notes represented by Class C were sold.

(j)
OMFIT 2016-2 Securitization. On March 23, 2016, we issued $890 million of notes backed by personal loans. The notes mature in March 2028. We initially retained $157 million of the Class C and Class D notes. On July 25, 2016, $83 million of the notes represented by Class C were sold.

(k)	OMFIT 2016-3 Securitization. On June 7, 2016, we issued $350 million of notes backed by personal loans. The notes mature in June 2031. We initially retained $33 million of the Class D notes.

(l)
ODART 2016-1 Securitization. On July 19, 2016, we issued $754 million of notes backed by direct auto loans. The maturity dates of the notes occur in January 2021 for the Class A notes, May 2021 for the Class B notes, September 2021 for the Class C notes and February 2023 for the Class D notes. We initially retained $54 million of the Class D notes.

(m)
ODART 2017-1 Securitization. On February 1, 2017, we issued $300 million of notes backed by direct auto loans. The maturity dates of the notes occur in October 2020 for the Class A notes, June 2021 for the Class B notes, August 2021 for the Class C notes, December 2021 for the Class D notes, and January 2025 for the Class E notes. We initially retained $11 million of the Class A notes, $1 million of each of the Class B, Class C, and Class D notes, and the entire $18 million of the Class E notes.

Call of 2014-A Notes. On February 15, 2017, we exercised our right to redeem the 2014-A Notes for a redemption price of $188 million, which excluded $33 million for the Class D Notes owned by Twenty First Street, a wholly owned subsidiary of SFC, on February 15, 2017, the date of the optional redemption. The outstanding principal balance of the asset-backed notes was $221 million on the date of the optional redemption.

REVOLVING CONDUIT FACILITIES

As of March 31, 2017, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

Midbrook 2013-VFN1 Trust (a)	$50	$—	February 2018
Sumner Brook 2013-VFN1 Trust	350	10	January 2018
Springleaf 2013-VFN1 Trust	850	—	January 2018
Whitford Brook 2014-VFN1 Trust	250	—	June 2018
First Avenue Funding LLC	250	—	June 2018
Second Avenue Funding LLC	250	—	June 2018
Seine River Funding, LLC	500	—	December 2019
OneMain Financial B3 Warehouse Trust	350	—	January 2019
OneMain Financial B4 Warehouse Trust	750	—	February 2019
OneMain Financial B5 Warehouse Trust (b)	450	—	February 2019
OneMain Financial B6 Warehouse Trust	600	—	February 2019
Total	$4,650	$10

(a)
Midbrook 2013-VFN1 Trust. On February 24, 2017, the maximum principal balance decreased from $100 million to $50 million. See Note 18 for information on the subsequent termination of the note purchase agreement with Midbrook 2013-VFN1 Trust.

(b)	OneMain Financial B5 Warehouse Trust. See Note 18 for information on the subsequent termination of the note purchase agreement with OneMain Financial B5 Warehouse Trust.

VIE INTEREST EXPENSE

Other than our retained subordinate and residual interests in the remaining consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three months ended March 31, 2017 totaled $80 million, compared to $100 million for the three months ended March 31, 2016.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2017	2016

Balance at beginning of period	$158	$177
Less reinsurance recoverables	(26)	(26)
Net balance at beginning of period	132	151
Additions for losses and loss adjustment expenses incurred to:
Current year	52	64
Prior years *	(4)	(18)
Total	48	46
Reductions for losses and loss adjustment expenses paid related to:
Current year	(13)	(15)
Prior years	(40)	(36)
Total	(53)	(51)
Net balance at end of period	127	146
Plus reinsurance recoverables	27	28
Balance at end of period	$154	$174

*
Reflects (i) a redundancy in the prior years’ net reserves of $4 million at March 31, 2017 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated, and (ii) a redundancy in the prior years’ net reserves of $18 million at March 31, 2016 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated.

11. Earnings Per Share

The computation of earnings per share was as follows:

(dollars in millions, except per share data)	Three Months Ended March 31,
	2017	2016

Numerator (basic and diluted):
Net income attributable to OneMain Holdings, Inc.	$33	$137
Denominator:
Weighted average number of shares outstanding (basic)	135,218,586	134,694,759
Effect of dilutive securities *	354,581	212,989
Weighted average number of shares outstanding (diluted)	135,573,167	134,907,748
Earnings per share:
Basic	$0.25	$1.02
Diluted	$0.25	$1.01

*
We have excluded the following shares in the diluted earnings per share calculation for the three months ended March 31, 2017 and 2016 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

•	three months ended March 31, 2017: 30,685 performance-based shares and 755,631 service-based shares; and

•	three months ended March 31, 2016: 579,432 performance-based shares and 1,011,860 service-based shares.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares represent outstanding unvested RSUs and RSAs.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	7	—	—	7
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Balance at end of period	$3	$(4)	$(1)	$(2)

Three Months Ended March 31, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income before reclassifications	17	—	4	21
Reclassification adjustments from accumulated other comprehensive income (loss)	(1)	—	—	(1)
Balance at end of period	$2	$(19)	$4	$(13)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$4	$2
Income tax effect	(1)	(1)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$3	$1

13. Income Taxes

At March 31, 2017, we had a net deferred tax asset of $149 million, compared to $176 million at December 31, 2016. The decrease in net deferred tax asset of $27 million was primarily due to changes in the fair value of our finance receivables and amortization of goodwill for tax purposes.

The effective tax rate for the three months ended March 31, 2017 was 41.5%, compared to 34.5% for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes and discrete expense from share-based compensation. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $17 million at March 31, 2017 and $16 million at December 31, 2016. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

Federal Securities Class Actions

On January 17, 2017, a putative class action lawsuit, Paddock v. OneMain Holdings, Inc., et al., was filed in the U.S. District Court for the Southern District of Indiana, naming as defendants the Company, certain of its officers, and Fortress. The lawsuit alleged violations of the Exchange Act by the Company and the named officers for allegedly making materially misleading statements and/or omitting material information regarding the financial condition and results of operations of the Company, including projected net income, following the OneMain Acquisition. The action was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between March 3, 2015 and November 7, 2016. The complaint sought an award of unspecified compensatory damages, an award of pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On February 17, 2017, the plaintiff voluntarily dismissed the action without prejudice.

On February 10, 2017, a putative class action lawsuit, Galestan v. OneMain Holdings, Inc., et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and certain of its officers. The lawsuit alleges violations of the Exchange Act by the Company and the named officers for allegedly making materially misleading statements and/or omitting material information regarding the financial condition and results of operations of the Company, including projected net income, following the OneMain Acquisition. The action was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 25, 2016 and November 7, 2016. The complaint seeks an award of unspecified compensatory damages, an award of interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On March 23, 2017, the court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. The Company believes that the allegations specified in the complaint are without merit, and intends to vigorously defend against the claims. Pursuant to a schedule approved by the court, the lead plaintiff has until May 30, 2017 to file an amended complaint. As the lawsuit is in the preliminary stages, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from the lawsuit.

SALES RECOURSE OBLIGATIONS

At March 31, 2017, our reserve for sales recourse obligations totaled $15 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. We did not establish any additional reserves for sales recourse obligations associated with the personal loans sold in the Lendmark Sale or our real estate loan sales in 2016 based on the credit quality of the loans sold and the terms of each transaction. During the three months ended March 31, 2017 and 2016, we had no repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At March 31, 2017, there were no material repurchase requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plans

During the three months ended March 31, 2017 and 2016, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At March 31, 2017, our two segments included:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through our branch network and our centralized operations. We also offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance), non-credit insurance, and auto membership plans provided by a third party. Our branch network conducts business in 44 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch network or through an internet portal. If the applicant is “in footprint,” located near an existing branch, our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is “out of footprint,” not located near a branch, our centralized operations originate the loan.

•
Acquisitions and Servicing — We service the SpringCastle Portfolio that was acquired through the SpringCastle Joint Venture. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the sale of our equity interest in the SpringCastle Joint Venture. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. These loans are in a liquidating status and vary in substance and form from our originated loans. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans because the liens are subordinated to superior ranking security interests.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include (i) our liquidating real estate loan portfolio as discussed below, (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation), and (iii) our short equity personal loans that we are no longer originating.

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

The accounting policies of the segments are the same as those disclosed in Note 3 to the consolidated financial statements of our 2016 Annual Report on Form 10-K, except as described below.

Due to the nature of the OneMain Acquisition and the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves, and acquisition costs, to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables and long-term debt at acquisition, as well as the amortization/accretion in future periods).

We allocate revenues and expenses (on a Segment Accounting Basis) to each segment using the following methodologies:

Interest income	Directly correlated with a specific segment.
Interest expense	Acquisitions and Servicing - This segment includes interest expense specifically identified to the SpringCastle Portfolio.
Consumer and Insurance and Other - The Company has securitization debt and unsecured debt. The Company first allocates interest expense to its segments based on actual expense for securitizations and secured term debt and using a weighted average for unsecured debt allocated to the segments.

Total average unsecured debt is allocated as follows:
● Consumer and Insurance - receives remainder of unallocated average debt; and
● Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other (a)	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2017
Interest income	$798	$—	$6	$—	$(45)	$759
Interest expense	186	—	6	—	10	202
Provision for finance receivable losses	239	—	1	—	5	245
Net interest income (loss) after provision for finance receivable losses	373	—	(1)	—	(60)	312
Other revenues	137	12	—	—	(8)	141
Acquisition-related transaction and integration expenses	20	—	6	—	(3)	23
Other expenses	348	11	6	—	8	373
Income (loss) before income tax expense (benefit)	$142	$1	$(13)	$—	$(73)	$57

Assets	$15,335	$2	$701	$—	$1,935	$17,973

At or for the Three Months Ended March 31, 2016
Interest income	$849	$102	$16	$—	$(136)	$831
Interest expense	175	20	13	—	18	226
Provision for finance receivable losses	232	14	2	—	(51)	197
Net interest income after provision for finance receivable losses	442	68	1	—	(103)	408
Net gain on sale of SpringCastle interests	—	167	—	—	—	167
Other revenues	141	11	(11)	(11)	6	136
Acquisition-related transaction and integration expenses	28	—	9	—	(4)	33
Other expenses	388	26	3	(11)	20	426
Income (loss) before income tax expense (benefit)	167	220	(22)	—	(113)	252
Income before income taxes attributable to non-controlling interests	—	28	—	—	—	28
Income (loss) before income tax expense (benefit) attributable to OneMain Holdings, Inc.	$167	$192	$(22)	$—	$(113)	$224

Assets (b)	$15,807	$106	$960	$—	$2,261	$19,134

(a)	Real Estate segment has been combined with “Other” for the prior period.

(b)
During the third quarter of 2016, we identified an incorrect allocation of our total assets within the segment footnote of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016. As a result of this finding, total assets at March 31, 2016 were understated by $4.5 billion in our Consumer and Insurance segment and overstated by $4.5 billion in our asset eliminations. The applicable prior period amounts have been corrected in the table above.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2017
Assets
Cash and cash equivalents	$683	$104	$—	$787	$787
Investment securities	33	1,714	8	1,755	1,755
Net finance receivables, less allowance for finance receivable losses	—	—	13,522	13,522	12,722
Finance receivables held for sale	—	—	151	151	148
Restricted cash and restricted cash equivalents	558	—	—	558	558
Other assets *	—	1	30	31	33

Liabilities
Long-term debt	$—	$14,220	$—	$14,220	$13,679

December 31, 2016
Assets
Cash and cash equivalents	$506	$73	$—	$579	$579
Investment securities	31	1,724	9	1,764	1,764
Net finance receivables, less allowance for finance receivable losses	—	—	13,891	13,891	13,043
Finance receivables held for sale	—	—	159	159	153
Restricted cash and restricted cash equivalents	568	—	—	568	568
Other assets *	—	1	34	35	37

Liabilities
Long-term debt	$—	$14,498	$—	$14,498	$13,959

*	Includes commercial mortgage loans, escrow advance receivable, and receivables related to sales of real estate loans and related trust assets.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

March 31, 2017
Assets
Cash equivalents in mutual funds	$470	$—	$—	$470
Cash equivalents in securities	—	104	—	104
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	35	—	35
Obligations of states, municipalities, and political subdivisions	—	138	—	138
Certificates of deposit and commercial paper		5	—	5
Non-U.S. government and government sponsored entities	—	122	—	122
Corporate debt	—	1,002	1	1,003
RMBS	—	100	—	100
CMBS	—	104	—	104
CDO/ABS	—	111	3	114
Total bonds	—	1,617	4	1,621
Preferred stock	8	7	—	15
Common stock	18	—	—	18
Other long-term investments	—	—	2	2
Total available-for-sale securities (b)	26	1,624	6	1,656
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	82	2	84
RMBS	—	1	—	1
CMBS	—	1	—	1
CDO/ABS	—	5	—	5
Total bonds	—	90	2	92
Preferred stock	6	—	—	6
Total other securities	6	90	2	98
Total investment securities	32	1,714	8	1,754
Restricted cash in mutual funds	540	—	—	540
Total	$1,042	$1,818	$8	$2,868

(a)
Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2017, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at March 31, 2017, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2016
Assets
Cash equivalents in mutual funds	$307	$—	$—	$307
Cash equivalents in securities	—	73	—	73
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	31	—	31
Obligations of states, municipalities, and political subdivisions	—	145	—	145
Non-U.S. government and government sponsored entities	—	118	—	118
Corporate debt	—	1,025	—	1,025
RMBS	—	100	—	100
CMBS	—	108	—	108
CDO/ABS	—	98	4	102
Total bonds	—	1,625	4	1,629
Preferred stock	8	8	—	16
Common stock	17	—	—	17
Other long-term investments	—	—	2	2
Total available-for-sale securities (b)	25	1,633	6	1,664
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	83	2	85
RMBS	—	1	—	1
CMBS	—	1	—	1
CDO/ABS	—	5	—	5
Total bonds	—	91	2	93
Preferred stock	6	—	—	6
Total other securities	6	91	2	99
Total investment securities	31	1,724	8	1,763
Restricted cash in mutual funds	553	—	—	553
Total	$891	$1,797	$8	$2,696

(a)
Due to the insignificant activity within the Level 3 assets during 2016, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at December 31, 2016, which is carried at cost.

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three months ended March 31, 2017 and 2016.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2016 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

18. Subsequent Events

REVOLVING CONDUIT FACILITIES

On April 13, 2017, Midbrook 2013-VFN1 Trust and OneMain Financial B5 Warehouse Trust voluntarily terminated their note purchase agreements with their respective lenders. Concurrent with the termination of the note purchase agreements, we entered into the Financial Funding VII LSA with the same third party lenders who were parties to the terminated note purchase agreements. We may borrow up to a maximum principal balance of $650 million under the Financial Funding VII LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries of OMFH from time to time. No amounts were borrowed at closing, but may be borrowed from time to time over a 31-month revolving period which ends in October 2019, subject to the satisfaction of customary conditions precedent. During the revolving period, any amounts borrowed can be paid down in whole or in part and then redrawn. Following the revolving period, the principal balance of any outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in November 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	the inability to obtain, or delays in obtaining, cost savings and synergies from the OneMain Acquisition and risks and other uncertainties associated with the integration of the companies;

•	unanticipated expenditures relating to the OneMain Acquisition;

•	any litigation, fines or penalties that could arise relating to the OneMain Acquisition;

•	the impact of the OneMain Acquisition on our relationships with employees and third parties;

•	various risks relating to our continued compliance with the Settlement Agreement;

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

•
risks related to the acquisition or sale of assets or businesses or the formation, termination or operation of joint ventures or other strategic alliances or arrangements, including loan delinquencies or net charge-offs, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers;

•	the inability to successfully and timely expand our centralized loan servicing capabilities through the integration of the Springleaf and OneMain servicing facilities;

•	risks associated with our insurance operations, including insurance claims that exceed our expectations or insurance losses that exceed our reserves;

•
the inability to successfully implement our growth strategy for our consumer lending business as well as various risks associated with successfully acquiring portfolios of consumer loans, pursuing acquisitions, and/or establishing joint ventures;

•	declines in collateral values or increases in actual or projected delinquencies or net charge-offs;

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the CFPB, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations;

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

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•	changes in accounting principles and policies or changes in accounting estimates;

•	effects of the contemplated acquisition of Fortress by an affiliate of SoftBank Group Corp.;

•	any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement; and

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of nearly 1700 branch offices in 44 states as of March 31, 2017 and expert personnel is complemented by our online personal loan origination capabilities and centralized operations, which allow us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining an unsecured personal loan via our website, www.onemainfinancial.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, we offer our customers credit and non-credit insurance.

In addition, we service or sub-service loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At March 31, 2017, we had over 2.1 million personal loans, representing $13.2 billion of net finance receivables, of which 37% were secured by titled collateral, compared to 2.2 million personal loans totaling $13.6 billion at December 31, 2016, of which 36% were secured by titled collateral.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our subsidiaries, Merit, Yosemite, AHL and Triton. We also offer auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•
Real Estate Loans — We ceased originating real estate loans in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale. During 2016, we sold $308 million real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Predominantly, our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At March 31, 2017, we had $139 million of real estate loans held for investment, of which 94% were secured by first mortgages, compared to $144 million at December 31, 2016, of which 93% were secured by first mortgages. Real estate loans held for sale totaled $148 million and $153 million at March 31, 2017 and December 31, 2016, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. We refer to retail sales contracts and revolving retail accounts collectively as “retail sales finance.”

OUR SEGMENTS

At March 31, 2017, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

Beginning in 2017, we include Real Estate, which was previously presented as a distinct reporting segment, in “Other.” See Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on this change in our segment alignment and for more information about our segments. To conform to the new alignment of our segments, we have revised our prior period segment disclosures.

Recent Developments and Outlook

We continue to execute our strategy to increase the proportion of our loan originations secured by titled collateral (which typically have lower yields and credit losses relative to unsecured personal loans), particularly within the former OneMain branches where secured loan originations have historically represented a smaller proportion of total originations than those of the former Springleaf branches. As we continue to increase secured loans as a proportion of our total loan portfolio, our yields may be lower in future periods relative to our historical yields; however, we also expect a proportional improvement in net credit losses over time as our portfolio matures and as secured loans become a greater proportion of our total loan portfolio.

With the systems conversion of the former OneMain branches having been successfully completed in the first quarter of 2017, we expect to be well positioned to resume growth in our net finance receivables beginning in the second quarter of 2017. In addition, with the successful execution of our secured lending and credit risk management strategies, we expect to experience lower future credit losses beginning in the second quarter of 2017. No assurance can be given, however, that these actions and strategies will be effective, that we will be successful in implementing these actions and strategies, or that we will not incur increased credit losses or declines in or lower growth of our personal loan net finance receivables in the future.

We expect to realize approximately $275 million - $300 million of cost synergies from the OneMain Acquisition by the end of 2017. This level of cost synergies is expected to include approximately $200 million of reductions in operating expenses to be fully realized by the end of the fourth quarter of 2017, as well as an incremental $75 million - $100 million of costs that we do not expect to incur as a result of the OneMain Acquisition. We also anticipate incurring approximately $275 million of acquisition-related expenses to consolidate the two operating companies. As of March 31, 2017, we had incurred approximately $193 million of acquisition-related transaction and integration expenses ($23 million incurred during the three months ended March 31, 2017).

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

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities of capturing the benefits of the OneMain Acquisition and strengthening our capital base through the following key initiatives:

•	Reinvigorating growth in receivables through enhanced marketing strategies and product options, including an expansion of our direct auto lending;

•	Growing secured lending originations with a goal of enhancing credit performance;

•	Leveraging scale and cost discipline across the Company to realize a total of approximately $275 million - $300 million of aggregate acquisition cost synergies, as previously discussed;

•	Reducing leverage; and

•	Maintaining a strong liquidity level and diversified funding sources.

Assuming the U.S. economy continues to experience slow to moderate growth, we expect to continue our long history of strong credit performance and believe the strong credit quality of our loan portfolio will continue as the result of our disciplined underwriting practices and ongoing collection efforts. We have continued to see some migration of customer activity away from traditional channels, such as direct mail, to online channels (primarily serviced through our branch network), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

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

Results of Operations

CONSOLIDATED RESULTS

See the table below for our consolidated operating results and selected financial statistics. A further discussion of our operating results for each of our operating segments is provided under “Segment Results” below.

(dollars in millions, except per share amounts)	At or for the Three Months Ended March 31,
	2017	2016

Interest income	$759	$831
Interest expense	202	226
Provision for finance receivable losses	245	197
Net interest income after provision for finance receivable losses	312	408
Net gain on sale of SpringCastle interests	—	167
Other revenues	141	136
Acquisition-related transaction and integration expenses	23	33
Other expenses	373	426
Income before income taxes	57	252
Income taxes	24	87
Net income	33	165
Net income attributable to non-controlling interests	—	28
Net income attributable to OMH	$33	$137

Share Data:
Weighted average number of shares outstanding:
Basic	135,218,586	134,694,759
Diluted	135,573,167	134,907,748
Earnings per share:
Basic	$0.25	$1.02
Diluted	$0.25	$1.01

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$13,388	$13,836
Number of accounts	2,154,034	2,201,321
Finance receivables held for sale:
Net finance receivables	$148	$776
Number of accounts	2,714	146,302
Finance receivables held for investment and held for sale: (b)
Average net receivables	$13,513	$16,076
Yield	22.67%	20.64%
Gross charge-off ratio	8.91%	4.11%
Recovery ratio	(0.89)%	(0.39)%
Net charge-off ratio	8.02%	3.72%
30-89 Delinquency ratio	2.21%	1.89%
Origination volume	$1,812	$2,361
Number of accounts originated	243,652	328,057

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)
Includes personal loans held for sale for the 2016 period in connection with the Lendmark Sale, but excludes real estate loans held for sale for both periods in order to be comparable with our segment statistics disclosed in “Segment Results.”

Comparison of Consolidated Results for the Three Months Ended March 31, 2017 and 2016

Interest income decreased $72 million for the three months ended March 31, 2017 when compared to the same period in 2016 due to the following:

•	Finance charges decreased $29 million primarily due to the net of the following:

◦
Average net receivables held for investment decreased primarily due to (i) the SpringCastle Interests Sale and (ii) our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively. This decrease was partially offset by the continued growth of our personal loan portfolio.

◦
Yield on finance receivables held for investment increased primarily due to lower amortization of purchase premium on non-credit impaired finance receivables. This increase was partially offset by the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale decreased $43 million primarily due to the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense decreased $24 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the net of the following:

•
Average debt decreased primarily due to (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net debt repurchases and repayments during the past 12 months relating to our conduit facilities. This decrease was partially offset by net debt issuances during the past 12 months relating to our securitization transactions. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt increased primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness. This increase was partially offset by the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes.

Provision for finance receivable losses increased $48 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to higher net charge-offs in the 2017 period resulting from (i) the increase in delinquency of our personal loans from the significant amount of transition activity that took place in the third quarter of 2016 that charged-off in the first quarter of 2017 and (ii) growth of our personal loan portfolio during the past 12 months. This increase was partially offset by (i) the absence of net charge-offs on the previously owned SpringCastle Portfolio and (ii) the impairment taken on purchased credit impaired loans in the first quarter of 2016.

Net gain on sale of SpringCastle interests of $167 million for the three months ended March 31, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016.

Other revenues increased $5 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the net of (i) three months of servicing income for the SpringCastle Portfolio in the 2017 period totaling $10 million, (ii) $5 million lower net charge-offs recognized on finance receivables held for sale and provision adjustments for liquidated held for sale accounts during the 2017 period, and (iii) a decrease in insurance revenues of $11 million during the 2017 period reflecting a decrease in canceled and runoff business and lower earned credit and non-credit premiums.

Acquisition-related transaction and integration costs of $23 million and $33 million for the three months ended March 31, 2017 and 2016, respectively, reflected costs relating to the OneMain Acquisition and the Lendmark Sale, including branch and system conversions, information technology costs, certain compensation and benefit related costs, and other costs and fees that would not have been incurred in the ordinary course of business. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses decreased $53 million for the three months ended March 31, 2017 when compared to the same period in 2016 due to the following:

•	Salaries and benefits decreased $28 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $25 million primarily due to our continued integration efforts, which resulted in lower professional fees of $16 million and lower costs related to a transition services agreement with Citigroup of $9 million.

Income taxes totaled $24 million for the three months ended March 31, 2017 compared to $87 million for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 was 41.5% compared to 34.5% for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes and discrete expense from share-based compensation. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain on sale of SpringCastle interests, SpringCastle transaction costs, and losses resulting from repurchases and repayments of debt. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance. Adjusted pretax income (loss) is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income taxes attributable to OMH on a Segment Accounting Basis to adjusted pretax income (loss) attributable to OMH (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$142	$167
Adjustments:
Acquisition-related transaction and integration expenses	20	28
Net loss on repurchases and repayments of debt	1	8
Adjusted pretax income (non-GAAP)	$163	$203

Acquisitions and Servicing
Income before income taxes attributable to OMH - Segment Accounting Basis	$1	$192
Adjustments:
Net gain on sale of SpringCastle interests	—	(167)
SpringCastle transaction costs	—	1
Adjusted pretax income attributable to OMH (non-GAAP)	$1	$26

Other
Loss before income tax benefit - Segment Accounting Basis	$(13)	$(22)
Adjustments:
Acquisition-related transaction and integration expenses	6	9
Adjusted pretax loss (non-GAAP)	$(7)	$(13)

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

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for (i) a description of our segments, (ii) reconciliations of segment totals to condensed consolidated financial statement amounts, (iii) methodologies used to allocate revenues and expenses to each segment, and (iv) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2017	2016

Interest income	$798	$849
Interest expense	186	175
Provision for finance receivable losses	239	232
Net interest income after provision for finance receivable losses	373	442
Other revenues	138	149
Other expenses	348	388
Adjusted pretax income (non-GAAP)	$163	$203

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$13,157	$12,984
Number of accounts	2,147,394	2,175,628
Finance receivables held for sale:
Net finance receivables	$—	$606
Number of accounts	—	143,254
Finance receivables held for investment and held for sale: (b)
Average net receivables	$13,261	$13,545
Yield	24.39%	25.15%
Gross charge-off ratio	9.58%	8.12%
Recovery ratio	(1.11)%	(0.62)%
Net charge-off ratio	8.47%	7.50%
30-89 Delinquency ratio	2.17%	1.84%
Origination volume	$1,812	$2,343
Number of accounts originated	243,652	328,057

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale for the 2016 period in connection with the Lendmark Sale.

Comparison of Adjusted Pretax Income for the Three Months Ended March 31, 2017 and 2016

Interest income decreased $51 million for the three months ended March 31, 2017 when compared to the same period in 2016 due to the following:

•	Finance charges decreased $9 million primarily due to the net of the following:

◦	Average net receivables held for investment increased primarily due to the continued growth of our loan portfolio.

◦	Yield on finance receivables held for investment decreased primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale of $42 million for the three months ended March 31, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $11 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to an increase in the utilization of financing from unsecured notes, which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $7 million for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to higher net charge-offs in the 2017 period resulting from (i) the increase in delinquency of our personal loans from the significant amount of transition activity that took place in the third quarter of 2016 that charged-off in the first quarter of 2017 and (ii) growth of our personal loan portfolio during the past 12 months. This increase was partially offset by the continued refinement of our estimates of allowance for finance receivable losses and their related assumptions based on ongoing integration and alignment of collection and charge-off practices.

Other revenues decreased $11 million for the three months ended March 31, 2017 when compared to the same period in 2016 due to a decrease in insurance revenues during the 2017 period reflecting a decrease in canceled and runoff business and lower earned credit and non-credit premiums.

Other expenses decreased $40 million for the three months ended March 31, 2017 when compared to the same period in 2016 due to the net of the following:

•	Salaries and benefits decreased $24 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $22 million primarily due to our continued integration efforts, which resulted in lower professional fees of $13 million and lower costs related to a transition services agreement with Citigroup of $9 million.

•	Insurance policy benefits and claims increased $6 million primarily due to a claim reserve release during 2016.

ACQUISITIONS AND SERVICING

Adjusted pretax income attributable to OMH and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2017	2016

Interest income	$—	$102
Interest expense	—	20
Provision for finance receivable losses	—	14
Net interest income after provision for finance receivable losses	—	68
Other revenues	12	11
Other expenses	11	25
Adjusted pretax income (non-GAAP)	1	54
Pretax income attributable to non-controlling interests	—	28
Adjusted pretax income attributable to OMH (non-GAAP)	$1	$26

Selected Financial Statistics *
Finance receivables held for investment:
Average net receivables	$—	$1,656
Yield	—%	24.70%
Net charge-off ratio	—%	3.44%

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment.

OTHER

“Other” consists of our non-originating legacy operations, which include (i) our liquidating real estate loan portfolio as discussed below, (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation), and (iii) our short equity personal loans that we are no longer originating.

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

Adjusted pretax loss of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2017	2016

Interest income	$6	$16
Interest expense	6	13
Provision for finance receivable losses	1	2
Net interest income (loss) after provision for finance receivable losses	(1)	1
Other revenues	—	(11)
Other expenses	6	3
Adjusted pretax loss (non-GAAP)	$(7)	$(13)

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	March 31,
	2017	2016

Net finance receivables held for investment:
Personal loans	$6	$15
Real estate loans	148	542
Retail sales finance	10	20
Total	$164	$577

Net finance receivables held for sale:
Real estate loans	$151	$170

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2017
Personal loans	$13,157	$6	$77	$13,240
Real estate loans	—	148	(9)	139
Retail sales finance	—	10	(1)	9
Total	$13,157	$164	$67	$13,388

December 31, 2016
Personal loans	$13,455	$11	$111	$13,577
Real estate loans	—	153	(9)	144
Retail sales finance	—	12	(1)	11
Total	$13,455	$176	$101	$13,732

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At March 31, 2017, 37% of our personal loans were secured by titled collateral, compared to 36% at December 31, 2016.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

March 31, 2017 *
FICO scores
660 or higher	$3,671	$40	$5	$3,716
620-659	3,360	25	1	3,386
619 or below	6,206	72	3	6,281
Unavailable	3	2	—	5
Total	$13,240	$139	$9	$13,388

December 31, 2016
FICO scores
660 or higher	$3,424	$41	$5	$3,470
620-659	3,383	23	2	3,408
619 or below	6,747	77	4	6,828
Unavailable	23	3	—	26
Total	$13,577	$144	$11	$13,732

*
The shift in FICO distribution reflects the alignment in FICO versions across OMH. As of March 31, 2017, the legacy Springleaf FICO scores were refreshed to FICO 08 version, which is comparable with the legacy OneMain FICO version.

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2017
Current	$12,571	$125	$67	$12,763
30-59 days past due	164	9	(1)	172
Delinquent (60-89 days past due)	120	4	—	124
Performing	12,855	138	66	13,059

Nonperforming (90+ days past due)	302	26	1	329
Total net finance receivables	$13,157	$164	$67	$13,388

Delinquency ratio
30-89 days past due	2.17%	7.83%	*	2.21%
30+ days past due	4.45%	23.99%	*	4.67%
60+ days past due	3.20%	18.65%	*	3.38%
90+ days past due	2.29%	16.16%	*	2.45%

December 31, 2016
Current	$12,799	$131	$103	$13,033
30-59 days past due	174	10	(1)	183
Delinquent (60-89 days past due)	130	4	—	134
Performing	13,103	145	102	13,350

Nonperforming (90+ days past due)	352	31	(1)	382
Total net finance receivables	$13,455	$176	$101	$13,732

Delinquency ratio
30-89 days past due	2.26%	8.32%	*	2.31%
30+ days past due	4.88%	25.88%	*	5.09%
60+ days past due	3.59%	20.16%	*	3.76%
90+ days past due	2.62%	17.56%	*	2.78%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover expected losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the credit quality of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2017
Balance at beginning of period	$732	$—	$31	$(74)	$689
Provision for finance receivable losses	239	—	1	5	245
Charge-offs	(313)	—	(2)	18	(297)
Recoveries	36	—	—	(7)	29
Balance at end of period	$694	$—	$30	$(58)	$666

Allowance ratio	5.28%	—%	18.24%	(a)	4.97%

Three Months Ended March 31, 2016
Balance at beginning of period	$769	$4	$70	$(251)	$592
Provision for finance receivable losses	232	14	2	(51)	197
Charge-offs	(275)	(17)	(5)	132	(165)
Recoveries	21	3	1	(9)	16
Other (b)	—	(4)	—	—	(4)
Balance at end of period	$747	$—	$68	$(179)	$636

Allowance ratio	5.76%	—%	11.82%	(a)	4.60%

(a)	Not applicable.

(b)
Consists of the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture.

The delinquency status of our finance receivable portfolio, along with the level of our TDR finance receivables, are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio.

See Note 4 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers during times of financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2017
TDR net finance receivables	$399	$72	$(261)	$210
Allowance for TDR finance receivable losses	146	23	(85)	84

December 31, 2016
TDR net finance receivables	$421	$71	$(296)	$196
Allowance for TDR finance receivable losses	154	23	(97)	80

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

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2017, we (i) completed one auto securitization and (ii) exercised our right to redeem the asset-backed notes issued by SLFT 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

Net borrowings under the notes of our existing revolving conduit facilities totaled $10 million for the three months ended March 31, 2017.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, consumer loan securitization transactions and conduit facilities.

Subsequent to March 31, 2017, we completed the following transactions:

•
On April 13, 2017, Midbrook 2013-VFN1 Trust and OneMain Financial B5 Warehouse Trust voluntarily terminated their note purchase agreements with their respective lenders. Concurrent with the termination of the note purchase agreements, we entered into the Financial Funding VII LSA with the same third party lenders who were parties to the terminated note purchase agreements. Under the Financial Funding VII LSA, we may borrow up to a maximum principal balance of $650 million. See Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on these subsequent transactions.

•	On April 27, 2017, we drew $60 million of the variable funding notes issued by Sumner Brook 2013-VFN1 Trust.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At March 31, 2017, we had $787 million of cash and cash equivalents, and during the three months ended March 31, 2017, we generated net income of $33 million. Our net cash inflow from operating and investing activities totaled $503 million for the three months ended March 31, 2017. At March 31, 2017, our remaining scheduled principal and interest payments for 2017 on our existing debt (excluding securitizations) totaled $1.7 billion. As of March 31, 2017, we had $4.1 billion UPB of unencumbered personal loans and $357 million UPB of unencumbered real estate loans (including $210 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $444 million for the three months ended March 31, 2017 reflected net income of $33 million, the impact of non-cash items, and a favorable change in working capital of $38 million. Net cash provided by operations of $416 million for the three months ended March 31, 2016 reflected net income of $165 million, the impact of non-cash items, and a favorable change in working capital of $107 million.

Investing Activities

Net cash provided by investing activities of $59 million for the three months ended March 31, 2017 was primarily due to net principal collections of finance receivables held for investment and held for sale and net sales, calls, and maturities of available-for-sale securities. Net cash used for investing activities of $45 million for the three months ended March 31, 2016 was primarily due to net principal originations of finance receivables held for investment, partially offset by the SpringCastle Interests Sale, a purchase price adjustment from the OneMain Acquisition, and net sales, calls, and maturities of available-for-sale securities.

Financing Activities

Net cash used for financing activities of $305 million and $683 million for the three months ended March 31, 2017 and 2016, respectively, were primarily due to net repayments of long-term debt.

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

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, a prolonged inability to adequately access capital market funding, and unanticipated expenditures in connection with the integration of OneMain. We intend to support our liquidity position by utilizing some or all the following strategies:

•	maintaining disciplined underwriting standards and pricing for loans we originate or purchase and managing purchases of finance receivables;

•	pursuing additional debt financings (including new securitizations and new unsecured debt issuances, debt refinancing transactions and revolving conduit facilities), or a combination of the foregoing;

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries did not pay any dividends during the three months ended March 31, 2017. AHL and Triton paid extraordinary dividends to OMFH totaling $37 million during the three months ended March 31, 2016.

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

With the exception of the Junior Subordinated Debenture, none of our debt agreements require SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty, may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of March 31, 2017, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture. In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 2.77% as of March 31, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

Pursuant to the terms of the Junior Subordinated Debenture, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the Junior Subordinated Debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the Junior Subordinated Debenture otherwise payable on the next interest payment date and pays such amount to the holders of the Junior Subordinated Debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters.

Based upon SFC’s financial results for the 12 months ended March 31, 2017, a mandatory trigger event did not occur with respect to the interest payment due in April of 2017, as SFC was in compliance with both required ratios discussed above.

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

As of March 31, 2017, OMFH was in compliance with all of the covenants under its debt agreements.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of March 31, 2017, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate (a)	Collateral Type	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,250	$1,163	$1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years
SLFT 2016-A	500	560	500	559	3.10%	Personal loans	2 years
OMFIT 2014-1	760	1,004	264	473	2.74%	Personal loans	2 years
OMFIT 2014-2	1,185	1,325	682	764	3.26%	Personal loans	2 years
OMFIT 2015-1	1,229	1,397	1,229	1,349	3.74%	Personal loans	3 years
OMFIT 2015-2	1,250	1,346	1,250	1,305	3.07%	Personal loans	2 years
OMFIT 2015-3	293	330	293	319	4.21%	Personal loans	5 years
OMFIT 2016-1	459	569	459	542	4.01%	Personal loans	3 years
OMFIT 2016-2	816	1,007	816	972	4.50%	Personal loans	2 years
OMFIT 2016-3	317	397	317	383	4.33%	Personal loans	5 years
Total consumer securitizations	8,286	9,520	7,287	8,252

Auto Securitizations:
ODART 2016-1	700	754	396	456	2.45%	Direct auto loans	—
ODART 2017-1	268	300	268	300	2.61%	Direct auto loans	1 year
Total auto securitizations	968	1,054	664	756

Total secured structured financings	$9,254	$10,574	$7,951	$9,008

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to 11 conduit facilities with a total borrowing capacity of $4.7 billion as of March 31, 2017, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report. At March 31, 2017, $10 million was drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to March 31, 2017.

Our securitizations have served to partially replace secured and unsecured debt in our capital structure with more favorable non-recourse funding. Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates significantly below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2017 or December 31, 2016, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of March 31, 2017, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2016 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	purchased credit impaired finance receivables;

•	TDR finance receivables;

•	fair value measurements; and

•	goodwill and other intangible assets.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2017.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts, seasonality of demand, and increased traffic in branches after the winter months. Demand for our personal loans is usually lower in January and February after the holiday season. Delinquencies on our personal loans are generally lowest in the first quarter and tend to rise throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II, Item 7A of our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report.

Item 1A. Risk Factors.

Since our transition services agreement with Lendmark expired on May 1, 2017, the risk factor entitled “The DOJ may impose additional conditions or penalties relating to the Lendmark Sale that could adversely affect us.” previously disclosed in Part I, Item 1A of our 2016 Annual Report on Form 10-K is no longer applicable and is hereby deleted.

There have been no other material changes to our risk factors previously disclosed in Part I, Item 1A of our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Share repurchase activity for the three months ended March 31, 2017 was as follows:

Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2017 - January 31, 2017	—	$—	—	—
February 1, 2017 - February 28, 2017	2,151	27.94	—	—
March 1, 2017 - March 31, 2017	—	—	—	—
Total	2,151

*
Represents the surrender of shares to OMH in an amount equal to the amount of tax withheld in satisfaction of the withholding obligations of certain employees in connection with the vesting of restricted shares. As of the date of this report, OMH has no publicly announced plans or programs to repurchase OMH common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 64 and incorporated by reference herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	May 5, 2017	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

10.1 *	Severance and Release Agreement, dated as of March 31, 2016, for Mary McDowell, filed herewith as Exhibit 10.1.

10.2 *	Consulting Agreement, dated as of April 1, 2016, between OneMain Holdings, Inc. and Mary McDowell, filed herewith as Exhibit 10.2.

10.3 *	Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of Springleaf Financial Holdings, LLC, dated as of April 5, 2017, filed herewith as Exhibit 10.3.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

32.1	Section 1350 Certifications.

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