Form 10-Q
period 2017-06-30
OneMain Holdings, Inc.
filed 2017-08-04
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 31, 2017, there were 135,301,930 shares of the registrant’s common stock, $0.01 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

1999 Indenture	Indenture dated as of May 1, 1999 between SFC and Wilmington
2014-A Notes	asset-backed notes issued in March 2014 by the Springleaf Funding Trust 2014-A
2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
30 - 89 Delinquency ratio	net finance receivables 30 - 89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABS	asset-backed securities
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)
a non-GAAP financial measure; income (loss) before income tax expense (benefit) on a Segment Accounting Basis, excluding acquisition-related transaction and integration expenses, net gain on sale of SpringCastle interests, SpringCastle transaction costs, and losses resulting from repurchases and repayments of debt

AHL	American Health and Life Insurance Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
Citigroup	CitiFinancial Credit Company
CMBS	commercial mortgage-backed securities
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
Financial Funding VII LSA
Loan and Security Agreement, dated April 13, 2017, among OneMain Financial Funding VII, LLC, certain third party lenders and other third parties pursuant to which OneMain Financial Funding VII, LLC may borrow up to $650 million

Financial Funding IX LSA
Loan and Security Agreement, dated July 14, 2017, among OneMain Financial Funding IX, LLC, certain third party lenders and other third parties pursuant to which OneMain Financial Funding IX, LLC may borrow up to $600 million

Fixed charge ratio
earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends

Fortress	Fortress Investment Group LLC

Term or Abbreviation	Definition

Fortress Acquisition
transaction by which FCFI Acquisition LLC, an affiliate of Fortress, acquired an 80% economic interest of the sole stockholder of SFC for a cash purchase price of $119 million, effective November 30, 2010

GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Indenture	the SFC Base Indenture, together with the SFC Third Supplemental Indenture
Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC
Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

Lendmark Sale	the sale of 127 Springleaf branches to Lendmark Financial Service, LLC, effective April 30, 2016
LIBOR	London Interbank Offered Rate
Logan Circle	Logan Circle Partners, L.P.
Merit	Merit Life Insurance Co.
MetLife	MetLife, Inc.
Moody’s	Moody’s Investors Service, Inc.
Nationstar	Nationstar Mortgage LLC
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NRZ	New Residential Investment Corp.
ODART	OneMain Direct Auto Receivables Trust
OM Loans	purchased credit impaired personal loans acquired in the OneMain Acquisition
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021
OMFH Supplemental Indenture	supplemental indenture dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OMFH, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
Other SFC Notes
collectively, approximately $5.2 billion aggregate principal amount of senior notes, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SCP Loans	purchased credit impaired loans acquired through the SpringCastle Joint Venture
SEC	U.S. Securities and Exchange Commission
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition

Term or Abbreviation	Definition

SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	supplemental indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	supplemental indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Third Supplemental Indenture	supplemental indenture dated as of May 15, 2017, to the SFC Base Indenture
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
SpringCastle Joint Venture
joint venture among SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, and SpringCastle Acquisition LLC in which SpringCastle Holdings, LLC previously owned a 47% equity interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC and Springleaf Acquisition Corporation previously owned a 47% equity interest in SpringCastle Acquisition LLC

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
Thur River Funding LSA
Loan and Security Agreement, dated June 29, 2017, among Thur River Funding, LLC, certain third party lenders and other third parties pursuant to which Thur River Funding, LLC may borrow up to $350 million

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$862	$579
Investment securities	1,750	1,764
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $9.3 billion in 2017 and $9.5 billion in 2016)	13,908	13,577
Real estate loans	134	144
Retail sales finance	8	11
Net finance receivables	14,050	13,732
Unearned insurance premium and claim reserves	(572)	(586)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $474 million in 2017 and $501 million in 2016)	(676)	(689)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	12,802	12,457
Finance receivables held for sale	141	153
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $532 million in 2017 and $552 million in 2016)	545	568
Goodwill	1,422	1,422
Other intangible assets	464	492
Other assets	712	688

Total assets	$18,698	$18,123

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.1 billion in 2017 and $8.2 billion in 2016)	$14,409	$13,959
Insurance claims and policyholder liabilities	745	757
Deferred and accrued taxes	5	9
Other liabilities (includes other liabilities of consolidated VIEs of $11 million in 2017 and $12 million in 2016)	385	332
Total liabilities	15,544	15,057
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 135,301,930 and 134,867,868 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	1,552	1,548
Accumulated other comprehensive income (loss)	3	(6)
Retained earnings	1,598	1,523
Total shareholders’ equity	3,154	3,066

Total liabilities and shareholders’ equity	$18,698	$18,123

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest income:
Finance charges	$768	$723	$1,524	$1,508
Finance receivables held for sale originated as held for investment	4	18	7	64
Total interest income	772	741	1,531	1,572

Interest expense	203	214	405	440

Net interest income	569	527	1,126	1,132

Provision for finance receivable losses	236	214	481	411

Net interest income after provision for finance receivable losses	333	313	645	721

Other revenues:
Insurance	104	114	207	228
Investment	20	24	39	44
Net loss on repurchases and repayments of debt	(27)	(13)	(28)	(16)
Net gain on sale of SpringCastle interests	—	—	—	167
Net gain on sale of personal loans	—	22	—	22
Other	24	18	44	23
Total other revenues	121	165	262	468

Other expenses:
Operating expenses:
Salaries and benefits	191	192	377	406
Acquisition-related transaction and integration expenses	14	21	37	54
Other operating expenses	137	177	279	344
Insurance policy benefits and claims	46	46	91	91
Total other expenses	388	436	784	895

Income before income taxes	66	42	123	294

Income taxes	24	16	48	103

Net income	42	26	75	191

Net income attributable to non-controlling interests	—	—	—	28

Net income attributable to OneMain Holdings, Inc.	$42	$26	$75	$163

Share Data:
Weighted average number of shares outstanding:
Basic	135,249,610	134,728,465	135,234,143	134,711,612
Diluted	135,513,427	134,952,992	135,543,342	134,930,370
Earnings per share:
Basic	$0.31	$0.19	$0.55	$1.21
Diluted	$0.30	$0.19	$0.55	$1.21

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$42	$26	$75	$191

Other comprehensive income:
Net change in unrealized gains on non-credit impaired available-for-sale securities	10	31	20	58
Foreign currency translation adjustments	4	1	4	7
Income tax effect:
Net unrealized gains on non-credit impaired available-for-sale securities	(4)	(10)	(7)	(20)
Foreign currency translation adjustments	(2)	(1)	(2)	(3)
Other comprehensive income, net of tax, before reclassification adjustments	8	21	15	42
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(4)	(4)	(8)	(6)
Income tax effect:
Net realized gains on available-for-sale securities	1	1	2	2
Reclassification adjustments included in net income, net of tax	(3)	(3)	(6)	(4)
Other comprehensive income, net of tax	5	18	9	38

Comprehensive income	47	44	84	229

Comprehensive income attributable to non-controlling interests	—	—	—	28

Comprehensive income attributable to OneMain Holdings, Inc.	$47	$44	$84	$201

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066	$—	$3,066
Share-based compensation expense, net of forfeitures	—	9	—	—	9	—	9
Withholding tax on share-based compensation	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	9	—	9	—	9
Net income	—	—	—	75	75	—	75
Balance, June 30, 2017	$1	$1,552	$3	$1,598	$3,154	$—	$3,154

Balance, January 1, 2016	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730
Share-based compensation expense, net of forfeitures	—	12	—	—	12	—	12
Excess tax benefit from share-based compensation	—	3	—	—	3	—	3
Withholding tax on share-based compensation	—	(5)	—	—	(5)	—	(5)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	38	—	38	—	38
Net income	—	—	—	163	163	28	191
Balance, June 30, 2016	$1	$1,543	$5	$1,471	$3,020	$—	$3,020

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net income	$75	$191
Reconciling adjustments:
Provision for finance receivable losses	481	411
Depreciation and amortization	182	301
Deferred income tax charge (benefit)	(11)	22
Net gain on sale of personal loans	—	(22)
Net loss on repurchases and repayments of debt	28	16
Share-based compensation expense, net of forfeitures	9	12
Net gain on sale of SpringCastle interests	—	(167)
Other	—	(6)
Cash flows due to changes in:
Other assets and other liabilities	28	(4)
Insurance claims and policyholder liabilities	(31)	(29)
Taxes receivable and payable	(14)	(74)
Accrued interest and finance charges	(7)	6
Other, net	—	2
Net cash provided by operating activities	740	659

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(884)	(625)
Proceeds on sales of finance receivables held for sale originated as held for investment	—	624
Proceeds from sale of SpringCastle interests, net of restricted cash released	—	26
Cash received from CitiFinancial Credit Company	—	23
Available-for-sale securities purchased	(351)	(263)
Trading and other securities purchased	—	(10)
Available-for-sale securities called, sold, and matured	382	454
Trading and other securities called, sold, and matured	6	26
Other, net	(7)	(7)
Net cash provided by (used for) investing activities	(854)	248

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,633	3,476
Repayments of long-term debt	(2,254)	(4,687)
Distributions to joint venture partners	—	(18)
Excess tax benefit from share-based compensation	—	3
Withholding tax on share-based compensation	(5)	(5)
Net cash provided by (used for) financing activities	374	(1,231)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	At or for the Six Months Ended June 30,
	2017	2016

Effect of exchange rate changes on cash and cash equivalents	—	1

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	260	(323)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,147	1,615
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,407	$1,292

Supplemental cash flow information
Cash and cash equivalents	$862	$742
Restricted cash and restricted cash equivalents	545	550
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,407	$1,292

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$1,895
Transfer of finance receivables to real estate owned	5	4
Net unsettled investment security purchases	(3)	(2)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At June 30, 2017, the Initial Stockholder owned approximately 57% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress.

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2017 presentation, we have reclassified certain items in prior periods of our condensed consolidated statements of cash flows. Also, to conform to the new alignment of our segments, as further discussed in Note 16, we have revised our prior period segment disclosures.

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed below.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that, when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method of accounting had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method of accounting. The amendment in this ASU became effective prospectively for the Company for annual periods beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 and concluded that it does not have an impact on our consolidated financial statements.

Statement of Cash Flows

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which simplifies the presentation of restricted cash on the statement of cash flows by requiring entities to include restricted cash and restricted cash equivalents in the reconciliation of cash and cash equivalents. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2018. We elected to early adopt this ASU as of January 1, 2017 and presented this change on a retrospective basis for all periods presented. We have concluded that this ASU does not have a material impact on our consolidated financial statements.

Technical Corrections and Improvements

In January of 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections, to enhance the footnote disclosure guidelines for ASUs 2014-09, 2016-02, and 2016-13. The amendments to this transition guidance became effective for the Company for fiscal years beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 on a prospective basis. We have concluded that this ASU does not have a material impact on our consolidated financial statements.

Business Combinations

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We elected to early adopt this ASU as of April 1, 2017 on a prospective basis. We have concluded that the adoption of this ASU will not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which results in the ASU becoming effective for the Company for annual periods beginning January 1, 2018. In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09. ASU 2016-08 does not change the core principle of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. In April of 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance of ASU 2014-09 relating to performance obligations and licensing. In May of 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify guidance in ASU 2014-09 related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts/contract modifications. In December of 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which improves the guidance specific to the amendments in ASU 2014-09.

The Company will adopt this ASU effective January 1, 2018. The Company’s ongoing implementation efforts include the identification of other revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine the effect on certain non-interest income items presented in our consolidated statements of operations and on the presentation of disclosures. As substantially all of the Company's revenues have historically been generated from activities that are outside the scope of the ASU, we do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective prospectively for the Company for annual periods beginning January 1, 2018. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

In March of 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU shortens the amortization period for the premium from the adjustment of yield over the contractual life of the instrument to the earliest call date. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2019. We believe that the adoption of this ASU will have a material impact on our consolidated financial statements, and we are in the process of quantifying the expected impact.

Revenue Recognition and Derivatives and Hedging

In May of 2016, the FASB issued ASU 2016-11, Revenue Recognition and Derivatives and Hedging, to rescind certain SEC guidance in Topic 605 and Topic 815 as ASU 2014-09 becomes effective for the Company. Our adoption of ASU 2014-09 will bring us into alignment with this ASU. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statements.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The adoption of this ASU will have a material impact on our consolidated financial statements, and we are in the process of quantifying the expected impacts.

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU will become effective for the Company for fiscal years beginning January 1, 2018. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

Income Taxes

In October of 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU will become effective for the Company for annual reporting periods beginning January 1, 2018. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

Goodwill Impairment

In January of 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 in the impairment process. The amendments in this ASU will become effective for the Company for fiscal years beginning January 1, 2020. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statements.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present separately the service cost component on the income statement. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We are evaluating whether the adoption of this ASU will have a material impact on our consolidated financial statements.

In May of 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which attempts to simplify the guidance about changes to the terms or conditions of a share-based payment award that requires an entity to apply modification accounting. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the six months ended June 30, 2017, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At June 30, 2017, we had over 2.2 million personal loans representing $13.9 billion of net finance receivables, compared to 2.2 million personal loans totaling $13.6 billion at December 31, 2016.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

June 30, 2017
Gross receivables *	$15,429	$132	$9	$15,570
Unearned finance charges and points and fees	(1,796)	1	(1)	(1,796)
Accrued finance charges	179	1	—	180
Deferred origination costs	96	—	—	96
Total	$13,908	$134	$8	$14,050

December 31, 2016
Gross receivables *	$15,405	$142	$12	$15,559
Unearned finance charges and points and fees	(2,062)	1	(1)	(2,062)
Accrued finance charges	151	1	—	152
Deferred origination costs	83	—	—	83
Total	$13,577	$144	$11	$13,732

*	Gross receivables are defined as follows:

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

At June 30, 2017 and December 31, 2016, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days past due, we consider them delinquent and transfer collection of these accounts to our centralized operations, as these accounts are considered to be at increased risk for loss. At 90 days or more past due, we consider our finance receivables to be nonperforming.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

June 30, 2017
Net finance receivables:
Performing
Current	$13,329	$99	$8	$13,436
30-59 days past due	176	9	—	185
60-89 days past due	118	4	—	122
Total performing	13,623	112	8	13,743
Nonperforming
90-179 days past due	278	5	—	283
180 days or more past due	7	17	—	24
Total nonperforming	285	22	—	307
Total	$13,908	$134	$8	$14,050

December 31, 2016
Net finance receivables:
Performing
Current	$12,920	$102	$11	$13,033
30-59 days past due	174	9	—	183
60-89 days past due	130	4	—	134
Total performing	13,224	115	11	13,350
Nonperforming
90-179 days past due	349	8	—	357
180 days or more past due	4	21	—	25
Total nonperforming	353	29	—	382
Total	$13,577	$144	$11	$13,732

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at June 30, 2017 and at December 31, 2016 were immaterial.

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

At June 30, 2017 and December 31, 2016, finance receivables held for sale totaled $141 million and $153 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	FA Loans (a)	Total

June 30, 2017
Carrying amount, net of allowance	$237	$62	$299
Outstanding balance (b)	325	100	425
Allowance for purchased credit impaired finance receivable losses	19	8	27

December 31, 2016
Carrying amount, net of allowance	$324	$70	$394
Outstanding balance (b)	444	107	551
Allowance for purchased credit impaired finance receivable losses	29	8	37

(a)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

Carrying amount	$48	$54
Outstanding balance	77	83

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at June 30, 2017 and December 31, 2016, reflected the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans	Total

Three Months Ended June 30, 2017
Balance at beginning of period	$48	$—	$59	$107
Accretion (a)	(9)	—	(2)	(11)
Reclassifications from (to) nonaccretable difference (b)	10	—	(2)	8
Balance at end of period	$49	$—	$55	$104

Three Months Ended June 30, 2016
Balance at beginning of period	$104	$—	$74	$178
Accretion (a)	(17)	—	(2)	(19)
Reclassifications to nonaccretable difference (b)	—	—	(11)	(11)
Balance at end of period	$87	$—	$61	$148

Six Months Ended June 30, 2017
Balance at beginning of period	$59	$—	$60	$119
Accretion (a)	(20)	—	(3)	(23)
Reclassifications from (to) nonaccretable difference (b)	10	—	(2)	8
Balance at end of period	$49	$—	$55	$104

Six Months Ended June 30, 2016
Balance at beginning of period	$151	$375	$66	$592
Accretion (a)	(41)	(16)	(4)	(61)
Reclassifications to nonaccretable difference (b)	—	—	(1)	(1)
Transfer due to finance receivables sold	—	(359)	—	(359)
Other (c)	(23)	—	—	(23)
Balance at end of period	$87	$—	$61	$148

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were immaterial.

(b)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.

(c)
Other reflects a measurement period adjustment in the first quarter of 2016 based on a change in the expected cash flows in the purchase credit impaired portfolio related to the OneMain Acquisition. The measurement period adjustment created a decrease of $23 million to the beginning balance of the OM Loans accretable yield.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans *	Total

June 30, 2017
TDR gross finance receivables	$255	$142	$397
TDR net finance receivables	254	143	397
Allowance for TDR finance receivable losses	127	11	138

December 31, 2016
TDR gross finance receivables	$151	$133	$284
TDR net finance receivables	152	134	286
Allowance for TDR finance receivable losses	69	11	80

*	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

TDR gross finance receivables	$91	$89
TDR net finance receivables	92	90

As of June 30, 2017, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans *	Real Estate Loans *	Total

Three Months Ended June 30, 2017
TDR average net receivables	$197	$140	$337
TDR finance charges recognized	9	2	11

Three Months Ended June 30, 2016
TDR average net receivables	$83	$202	$285
TDR finance charges recognized	2	3	5

Six Months Ended June 30, 2017
TDR average net receivables	$175	$138	$313
TDR finance charges recognized	15	4	19

Six Months Ended June 30, 2016
TDR average net receivables	$73	$202	$275
TDR finance charges recognized	3	6	9

*	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended June 30, 2017
TDR average net receivables	$—	$91	$91
TDR finance charges recognized	—	2	2

Three Months Ended June 30, 2016
TDR average net receivables	$1	$112	$113
TDR finance charges recognized	—	2	2

Six Months Ended June 30, 2017
TDR average net receivables	$—	$90	$90
TDR finance charges recognized	—	3	3

Six Months Ended June 30, 2016
TDR average net receivables	$2	$102	$104
TDR finance charges recognized	—	3	3

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended June 30, 2017
Pre-modification TDR net finance receivables	$115	$—	$10	$125
Post-modification TDR net finance receivables:
Rate reduction	$79	$—	$10	$89
Other (b)	35	—	—	35
Total post-modification TDR net finance receivables	$114	$—	$10	$124
Number of TDR accounts	14,583	—	350	14,933

Three Months Ended June 30, 2016
Pre-modification TDR net finance receivables	$50	$—	$6	$56
Post-modification TDR net finance receivables:
Rate reduction	$47	$—	$5	$52
Other (b)	2	—	1	3
Total post-modification TDR net finance receivables	$49	$—	$6	$55
Number of TDR accounts	6,709	—	116	6,825

Six Months Ended June 30, 2017
Pre-modification TDR net finance receivables	$159	$—	$13	$172
Post-modification TDR net finance receivables:
Rate reduction	$118	$—	$13	$131
Other (b)	39	—	—	39
Total post-modification TDR net finance receivables	$157	$—	$13	$170
Number of TDR accounts	21,021	—	414	21,435

Six Months Ended June 30, 2016
Pre-modification TDR net finance receivables	$100	$1	$10	$111
Post-modification TDR net finance receivables:
Rate reduction	$93	$1	$8	$102
Other (b)	5	—	2	7
Total post-modification TDR net finance receivables	$98	$1	$10	$109
Number of TDR accounts	13,625	157	205	13,987

(a)	TDR finance receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Personal loans held for investment and held for sale that were modified as TDR personal loans within the previous 12 months and for which there was a default during the period to cause the TDR personal loans to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans

Three Months Ended June 30, 2017
TDR net finance receivables *	$30
Number of TDR accounts	4,805

Three Months Ended June 30, 2016
TDR net finance receivables *	$4
Number of TDR accounts	640

Six Months Ended June 30, 2017
TDR net finance receivables *	$42
Number of TDR accounts	6,598

Six Months Ended June 30, 2016
TDR net finance receivables *	$6
Number of TDR accounts	1,040

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR real estate loans and TDR SpringCastle Portfolio loans for the three and six months ended June 30, 2017 and 2016 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended June 30, 2017
Balance at beginning of period	$646	$—	$19	$1	$666
Provision for finance receivable losses	235	—	1	—	236
Charge-offs	(253)	—	(2)	—	(255)
Recoveries	28	—	1	—	29
Balance at end of period	$656	$—	$19	$1	$676

Three Months Ended June 30, 2016
Balance at beginning of period	$587	$—	$49	$—	$636
Provision for finance receivable losses	212	—	2	—	214
Charge-offs	(227)	—	(4)	—	(231)
Recoveries	15	—	2	1	18
Other *	—	—	(29)	—	(29)
Balance at end of period	$587	$—	$20	$1	$608

Six Months Ended June 30, 2017
Balance at beginning of period	$669	$—	$19	$1	$689
Provision for finance receivable losses	479	—	2	—	481
Charge-offs	(549)	—	(3)	—	(552)
Recoveries	57	—	1	—	58
Balance at end of period	$656	$—	$19	$1	$676

Six Months Ended June 30, 2016
Balance at beginning of period	$541	$4	$46	$1	$592
Provision for finance receivable losses	391	14	6	—	411
Charge-offs	(372)	(17)	(6)	(1)	(396)
Recoveries	27	3	3	1	34
Other *	—	(4)	(29)	—	(33)
Balance at end of period	$587	$—	$20	$1	$608

*	Other consists of:

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivables held for sale on June 30, 2016; and

•	the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the SpringCastle Interests Sale.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

June 30, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$510	$—	$1	$511
Purchased credit impaired finance receivables	19	8	—	27
TDR finance receivables	127	11	—	138
Total	$656	$19	$1	$676

Finance receivables:
Collectively evaluated for impairment	$13,398	$61	$8	$13,467
Purchased credit impaired finance receivables	256	22	—	278
TDR finance receivables	254	51	—	305
Total	$13,908	$134	$8	$14,050

Allowance for finance receivable losses as a percentage of finance receivables	4.72%	14.35%	10.23%	4.81%

December 31, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$571	$—	$1	$572
Purchased credit impaired finance receivables	29	8	—	37
TDR finance receivables	69	11	—	80
Total	$669	$19	$1	$689

Finance receivables:
Collectively evaluated for impairment	$13,072	$76	$11	$13,159
Purchased credit impaired finance receivables	353	24	—	377
TDR finance receivables	152	44	—	196
Total	$13,577	$144	$11	$13,732

Allowance for finance receivable losses as a percentage of finance receivables	4.93%	13.31%	4.42%	5.01%

5. Finance Receivables Held for Sale

We report finance receivables held for sale of $141 million at June 30, 2017 and $153 million at December 31, 2016, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At June 30, 2017 and December 31, 2016, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

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

PERSONAL LOANS

On May 2, 2016, we sold personal loans held for sale with a carrying value of $602 million and recorded a net gain in other revenues at the time of sale of $22 million.

REAL ESTATE LOANS

On June 30, 2016, we transferred $257 million of real estate loans (after deducting allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

We did not have any other material transfer activity to or from finance receivables held for sale during the three and six months ended June 30, 2017 and 2016.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2017
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$31	$—	$—	$31
Obligations of states, municipalities, and political subdivisions	143	1	(1)	143
Certificates of deposit and commercial paper	40	—	—	40
Non-U.S. government and government sponsored entities	124	1	(1)	124
Corporate debt	970	13	(3)	980
Mortgage-backed, asset-backed, and collateralized:
RMBS	97	1	(1)	97
CMBS	102	—	—	102
CDO/ABS	101	—	—	101
Total bonds	1,608	16	(6)	1,618
Preferred stock (a)	17	—	(1)	16
Common stock (a)	18	1	—	19
Other long-term investments	2	—	—	2
Total (b)	$1,645	$17	$(7)	$1,655

December 31, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$31	$—	$—	$31
Obligations of states, municipalities, and political subdivisions	145	1	(1)	145
Non-U.S. government and government sponsored entities	119	—	(1)	118
Corporate debt	1,024	8	(7)	1,025
Mortgage-backed, asset-backed, and collateralized:
RMBS	101	—	(1)	100
CMBS	109	—	(1)	108
CDO/ABS	102	—	—	102
Total bonds	1,631	9	(11)	1,629
Preferred stock (a)	17	—	(1)	16
Common stock (a)	16	1	—	17
Other long-term investments	2	—	—	2
Total (b)	$1,666	$10	$(12)	$1,664

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at June 30, 2017 and December 31, 2016, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

June 30, 2017
Bonds:
U.S. government and government sponsored entities	$19	$—	$1	$—	$20	$—
Obligations of states, municipalities, and political subdivisions	65	(1)	2	—	67	(1)
Non-U.S. government and government sponsored entities	64	(1)	—	—	64	(1)
Corporate debt	289	(2)	9	(1)	298	(3)
RMBS	55	(1)	12	—	67	(1)
CMBS	48	—	7	—	55	—
CDO/ABS	66	—	4	—	70	—
Total bonds	606	(5)	35	(1)	641	(6)
Preferred stock	5	—	6	(1)	11	(1)
Common stock	8	—	—	—	8	—
Other long-term investments	—	—	1	—	1	—
Total	$619	$(5)	$42	$(2)	$661	$(7)

December 31, 2016
Bonds:
U.S. government and government sponsored entities	$18	$—	$—	$—	$18	$—
Obligations of states, municipalities, and political subdivisions	99	(1)	2	—	101	(1)
Non-U.S. government and government sponsored entities	55	(1)	1	—	56	(1)
Corporate debt	416	(6)	8	(1)	424	(7)
RMBS	74	(1)	1	—	75	(1)
CMBS	66	(1)	5	—	71	(1)
CDO/ABS	64	—	3	—	67	—
Total bonds	792	(10)	20	(1)	812	(11)
Preferred stock	6	—	8	(1)	14	(1)
Common stock	2	—	1	—	3	—
Total	$800	$(10)	$29	$(2)	$829	$(12)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 1,091 and 1,331 investment securities in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at June 30, 2017, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and six months ended June 30, 2017, we did not recognize any other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues. We recognized less than $1 million of other-than-temporary impairment credit losses on corporate debt in investment revenues during the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2017 and 2016, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Proceeds from sales and redemptions	$167	$174	$280	$287

Realized gains	$5	$5	$9	$7
Realized losses	(1)	(1)	(1)	(1)
Net realized gains	$4	$4	$8	$6

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2017 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$225	$225
Due after 1 year through 5 years	576	575
Due after 5 years through 10 years	305	301
Due after 10 years	212	207
Mortgage-backed, asset-backed, and collateralized securities	300	300
Total	$1,618	$1,608

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $532 million and $465 million at June 30, 2017 and December 31, 2016, respectively.

TRADING AND OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$2	$1
Corporate debt	80	85
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	1
CDO/ABS	4	5
Total bonds	87	93
Preferred stock	7	6
Total	$94	$99

Mark-to-market gains on trading and other securities held at June 30, 2017 and 2016, respectively, were immaterial for the three and six months ended June 30, 2017, and totaled $5 million and $8 million for the three and six months ended June 30, 2016, respectively. Net realized gains (losses) on trading and other securities sold or redeemed during the 2017 and 2016 periods were immaterial for the three and six months ended June 30, 2017 and 2016. We report these gains (losses) in investment revenues. Other securities are those securities for which the fair value option was elected. Our remaining trading securities were sold in the first quarter of 2016.

7. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries (collectively, the “Owners”). Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The Owners paid Nationstar subservicing fees of less than $1 million for the three months ended June 30, 2017 and 2016 and $1 million for the six months ended June 30, 2017 and 2016.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle provides investment management services for Springleaf investments. Logan Circle is a wholly owned subsidiary of Fortress. On July 7, 2017, MetLife and Fortress announced a definitive agreement for MetLife to acquire 100% of Fortress’ ownership stake in Logan Circle. Upon consummation of such transaction, Logan Circle will no longer be an affiliate of Fortress. Costs and fees incurred for these investment management services were less than $1 million for the three and six months ended June 30, 2017 and 2016.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Servicing fees revenue totaled $10 million and $20 million for the three and six months ended June 30, 2017, respectively, compared to $11 million for each of the three and six months ended June 30, 2016. At June 30, 2017 and December 31, 2016, the servicing fees receivable from the SpringCastle Funding Trust totaled $3 million.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at June 30, 2017 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.94%	5.25% - 8.25%	2.91%

Third quarter 2017	$—	$252	$—	$252
Fourth quarter 2017	—	557	—	557
2018	—	—	—	—
2019	—	1,396	—	1,396
2020	—	1,299	—	1,299
2021	—	1,446	—	1,446
2022	—	1,000	—	1,000
2023-2067	—	300	350	650
Securitizations (b)	8,149	—	—	8,149
Total principal maturities	$8,149	$6,250	$350	$14,749

Total carrying amount	$8,130	$6,107	$172	$14,409
Debt issuance costs (c)	$(21)	$(23)	$—	$(44)

(a)
The interest rates shown are the range of contractual rates in effect at June 30, 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 2.91% as of June 30, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

(b)
Securitizations are not included in the above maturities by period due to their variable monthly repayments. At June 30, 2017, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $14 million at June 30, 2017 and are reported in other assets.

SFC’S OFFERINGS OF 6.125% SENIOR NOTES DUE 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a Third Supplemental Indenture, dated as of May 15, 2017 (the “SFC Third Supplemental Indenture” and, collectively with the SFC Base Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis.

On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering. The initial 2022 SFC Notes and the Additional SFC Notes (collectively, the “6.125% SFC Notes”), are treated as a single class of debt securities and have the same terms, other than the issue date and the issue price.

SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC intends to use the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes, which may include additional debt repurchases and repayments.

The 6.125% SFC Notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are effectively subordinated to all of

SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the Indenture. The notes will not have the benefit of any sinking fund.

The Indenture contains covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The Indenture also provides for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the 6.125% SFC Notes to become, or to be declared, due and payable.

GUARANTY AGREEMENTS

6.125% SFC Notes

On May 15, 2017, OMH entered into the SFC Third Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 6.125% SFC Notes. As of June 30, 2017, $1.0 billion aggregate principal amount of the 6.125% SFC Notes were outstanding.

8.25% SFC Notes

On April 11, 2016, OMH entered into the SFC Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 8.25% SFC Notes. As of June 30, 2017, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the SFC Base Indenture and the SFC First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.25% SFC Notes. As of June 30, 2017, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; the Junior Subordinated Debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the 1999 Indenture, between SFC and Wilmington (the successor trustee to Citibank N.A.). The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2017, $2.4 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into the OMFH Indenture, among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of the OMFH Notes. The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of June 30, 2017, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	June 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$2	$3
Finance receivables:
Personal loans	9,323	9,509
Allowance for finance receivable losses	474	501
Restricted cash and restricted cash equivalents	532	552
Other assets	14	14

Liabilities
Long-term debt	$8,130	$8,240
Other liabilities	14	16

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

Our securitized borrowings at June 30, 2017 consisted of the following:

(dollars in millions)	Current Note Amounts Outstanding	Current Weighted Average Interest Rate	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A (a)	$1,163	3.47%	3 years
SLFT 2015-B (b)	314	3.78%	5 years
SLFT 2016-A (c)	500	3.10%	2 years
SLFT 2017-A (d)	619	2.98%	3 years
OMFIT 2014-1 (e)	176	2.90%	2 years
OMFIT 2014-2 (f)	541	3.47%	2 years
OMFIT 2015-1 (g)	1,229	3.74%	3 years
OMFIT 2015-2 (h)	1,140	3.11%	2 years
OMFIT 2015-3 (i)	293	4.21%	5 years
OMFIT 2016-1 (j)	459	4.01%	3 years
OMFIT 2016-2 (k)	816	4.50%	2 years
OMFIT 2016-3 (l)	317	4.33%	5 years
Total consumer securitizations	7,567

Auto Securitizations:
ODART 2016-1 (m)	314	2.56%	—
ODART 2017-1 (n)	268	2.61%	1 year
Total auto securitizations	582

Total secured structured financings	$8,149

(a)	SLFT 2015-A Securitization. On February 26, 2015, we issued $1.2 billion of notes backed by personal loans. The notes mature in November 2024.

(b)	SLFT 2015-B Securitization. On April 7, 2015, we issued $314 million of notes backed by personal loans. The notes mature in May 2028.

(c)
SLFT 2016-A Securitization. On December 14, 2016, we issued $532 million of notes backed by personal loans. The notes mature in November 2029. We initially retained $32 million of the asset-backed notes.

(d)
SLFT 2017-A Securitization. On June 28, 2017, we issued $652 million of notes backed by personal loans. The notes mature in July 2030. We initially retained $26 million of the Class A notes, $2 million of the Class B notes, $2 million of the Class C notes and $3 million of the Class D notes.

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

(n)
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

REVOLVING CONDUIT FACILITIES

As of June 30, 2017, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

Springleaf 2013-VFN1 Trust	$850	$—	January 2018
Whitford Brook 2014-VFN1 Trust	250	—	June 2018
First Avenue Funding LLC	250	—	June 2018
Second Avenue Funding LLC	250	—	June 2018
Seine River Funding, LLC	500	—	December 2019
OneMain Financial B3 Warehouse Trust	350	—	January 2019
OneMain Financial B4 Warehouse Trust	750	—	February 2019
OneMain Financial B6 Warehouse Trust	600	—	February 2019
Financial Funding VII LSA (a)	650	—	October 2019
Thur River Funding, LLC (b)	350	—	June 2020
Total	$4,800	$—

(a)
Concurrent with the termination of the note purchase agreements with the Midbrook 2013-VFN1 Trust and the OneMain Financial B5 Warehouse Trust discussed below, on April 13, 2017, we entered into the Financial Funding VII LSA with the same third party lenders who were parties to the terminated note purchase agreements. We may borrow up to a maximum principal balance of $650 million under the Financial Funding VII LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries of OMFH from time to time. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in November 2021.

(b)
Concurrent with the termination of the note purchase agreement with the Sumner Brook 2013-VFN1 Trust discussed below, on June 29, 2017, we entered into the Thur River Funding LSA with the same third party lenders who were parties to the terminated note purchase agreement. We may borrow up to a maximum principal balance of $350 million under the Thur River Funding LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries and affiliates of SFC from time to time. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in February 2027.

Midbrook 2013-VFN1 Trust. On April 13, 2017, Midbrook 2013-VFN1 Trust voluntarily terminated its note purchase agreement with its lenders.

OneMain Financial B5 Warehouse Trust. On April 13, 2017, OneMain Financial B5 Warehouse Trust voluntarily terminated its note purchase agreement with its lenders.

Sumner Brook 2013-VFN1 Trust. On June 29, 2017, Sumner Brook 2013-VFN1 Trust voluntarily terminated its note purchase agreement with its lenders.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and six months ended June 30, 2017 totaled $78 million and $158 million, respectively, compared to $80 million and $180 million for the three and six months ended June 30, 2016, respectively.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Six Months Ended June 30,
(dollars in millions)	2017	2016

Balance at beginning of period	$158	$177
Less reinsurance recoverables	(26)	(26)
Net balance at beginning of period	132	151
Additions for losses and loss adjustment expenses incurred to:
Current year	96	117
Prior years *	2	(19)
Total	98	98
Reductions for losses and loss adjustment expenses paid related to:
Current year	(45)	(50)
Prior years	(58)	(55)
Total	(103)	(105)
Net balance at end of period	127	144
Plus reinsurance recoverables	25	27
Balance at end of period	$152	$171

*
Reflects (i) a shortfall in the prior years’ net reserves of $2 million at June 30, 2017 primarily due to adverse development on ordinary life and credit disability during the year, and (ii) a redundancy in the prior years’ net reserves of $19 million at June 30, 2016 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated.

11. Earnings Per Share

The computation of earnings per share was as follows:

(dollars in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Numerator (basic and diluted):
Net income attributable to OneMain Holdings, Inc.	$42	$26	$75	$163
Denominator:
Weighted average number of shares outstanding (basic)	135,249,610	134,728,465	135,234,143	134,711,612
Effect of dilutive securities *	263,817	224,527	309,199	218,758
Weighted average number of shares outstanding (diluted)	135,513,427	134,952,992	135,543,342	134,930,370
Earnings per share:
Basic	$0.31	$0.19	$0.55	$1.21
Diluted	$0.30	$0.19	$0.55	$1.21

*
We have excluded the following shares in the diluted earnings per share calculation for the three and six months ended June 30, 2017 and 2016 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

•	three months ended June 30, 2017 and 2016, respectively:

◦	25,089 and 576,222 performance-based shares

◦	795,321 and 997,592 service-based shares

•	six months ended June 30, 2017 and 2016, respectively:

◦	27,887 and 577,827 performance-based shares

◦	775,476 and 1,004,726 service-based shares

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2017
Balance at beginning of period	$3	$(4)	$(1)	$(2)
Other comprehensive income before reclassifications	6	—	2	8
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Balance at end of period	$6	$(4)	$1	$3

Three Months Ended June 30, 2016
Balance at beginning of period	$2	$(19)	$4	$(13)
Other comprehensive income before reclassifications	21	—	—	21
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Balance at end of period	$20	$(19)	$4	$5

Six Months Ended June 30, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	13	—	2	15
Reclassification adjustments from accumulated other comprehensive income (loss)	(6)	—	—	(6)
Balance at end of period	$6	$(4)	$1	$3

Six Months Ended June 30, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income before reclassifications	38	—	4	42
Reclassification adjustments from accumulated other comprehensive income (loss)	(4)	—	—	(4)
Balance at end of period	$20	$(19)	$4	$5

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$4	$4	$8	$6
Income tax effect	(1)	(1)	(2)	(2)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$3	$3	$6	$4

13. Income Taxes

At June 30, 2017, we had a net deferred tax asset of $182 million, compared to $176 million at December 31, 2016. The increase in net deferred tax asset of $6 million was primarily due to tax recognition of the 2014 fair value adjustment of our real estate portfolio and purchase accounting for debt writedown, partially offset by amortization of goodwill for tax purposes.

The effective tax rate for the six months ended June 30, 2017 was 39.0%, compared to 34.9% for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes and discrete expense from share-based compensation. The effective tax rate for the six months ended June 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $17 million at June 30, 2017 and $16 million at December 31, 2016. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

Federal Securities Class Actions

On February 10, 2017, a putative class action lawsuit, Galestan v. OneMain Holdings, Inc., et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and two of its officers. The lawsuit alleges violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 25, 2016 and November 7, 2016. The complaint seeks an award of unspecified compensatory damages, an award of interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On March 23, 2017, the court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. The plaintiff filed an amended complaint on June 13, 2017, challenging statements regarding the Company’s projections of future financial performance and certain statements regarding integration after the OneMain Acquisition. The Company believes that the allegations specified in the amended complaint are without merit, and intends to vigorously defend against the claims. As the lawsuit is in the preliminary stages, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from the lawsuit.

SALES RECOURSE OBLIGATIONS

At June 30, 2017, our reserve for sales recourse obligations totaled $13 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. We did not establish any additional reserves for sales recourse obligations associated with the personal loans sold in the Lendmark Sale or our real estate loan sales in 2016 based on the credit quality of the loans sold and the terms of each transaction. During the three and six months ended June 30, 2017 and 2016, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At June 30, 2017, there were no material repurchase requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plans

During the three and six months ended June 30, 2017 and 2016, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At June 30, 2017, our two segments included:

•
Consumer and Insurance — We originate and service personal loans (secured and unsecured) through our branch network and our centralized operations. We offer credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance. We also offer auto membership plans of an unaffiliated company. Our branch network conducts business in 44 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch network or through an internet portal. If the applicant is “in footprint,” located near an existing branch, our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is “out of footprint,” not located near a branch, our centralized operations originate the loan.

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

We record revenues and expenses (on a Segment Accounting Basis) directly incurred by a specific segment within the applicable segment. We allocate revenues and expenses that are not directly incurred by a specific segment to each segment using the following methodologies:

Interest expense	Consumer and Insurance and Other - Interest expense for unsecured debt is recorded to each of the segments using a weighted average interest rate applied to allocated average unsecured debt.
Average unsecured debt is allocated as follows:
● Other - At 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale.)
● Consumer and Insurance - Receives remainder of unallocated average debt.
Provision for finance receivable losses	Allocated to each of the segments based on the remaining delinquent accounts as a percentage of total delinquent accounts.
Other revenues
Net gain (loss) on repurchases and repayments of debt - Allocated to each of the segments based on the interest expense allocation of debt.

Gains and losses on foreign currency exchange - Allocated to each of the segments based on the interest expense allocation of debt.

Acquisition-related transaction and integration expenses	Allocated to each of the segments based on services provided.
Other expenses	Salaries and benefits - Allocated to each of the segments based on services provided.
Other operating expenses - Allocated to each of the segments based on services provided.

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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other (a)	Eliminations	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2017
Interest income	$801	$—	$6	$—	$(35)	$772
Interest expense	189	—	5	—	9	203
Provision for finance receivable losses	234	—	—	—	2	236
Net interest income after provision for finance receivable losses	378	—	1	—	(46)	333
Other revenues	127	10	1	—	(17)	121
Acquisition-related transaction and integration expenses	14	—	—	—	—	14
Other expenses	347	10	10	—	7	374
Income (loss) before income tax expense (benefit)	$144	$—	$(8)	$—	$(70)	$66

Three Months Ended June 30, 2016
Interest income	$831	$—	$16	$—	$(106)	$741
Interest expense	185	—	15	—	14	214
Provision for finance receivable losses	213	—	2	—	(1)	214
Net interest income (loss) after provision for finance receivable losses	433	—	(1)	—	(119)	313
Other revenues	175	13	(7)	—	(16)	165
Acquisition-related transaction and integration expenses	17	1	6	—	(3)	21
Other expenses	385	11	9	—	10	415
Income (loss) before income tax expense (benefit)	$206	$1	$(23)	$—	$(142)	$42

At or for the Six Months Ended June 30, 2017
Interest income	$1,599	$—	$12	$—	$(80)	$1,531
Interest expense	375	—	11	—	19	405
Provision for finance receivable losses	473	—	1	—	7	481
Net interest income after provision for finance receivable losses	751	—	—	—	(106)	645
Other revenues	264	22	1	—	(25)	262
Acquisition-related transaction and integration expenses	34	—	6	—	(3)	37
Other expenses	695	21	16	—	15	747
Income (loss) before income tax expense (benefit)	$286	$1	$(21)	$—	$(143)	$123

Assets	$16,420	$5	$352	$—	$1,921	$18,698

At or for the Six Months Ended June 30, 2016
Interest income	$1,680	$102	$32	$—	$(242)	$1,572
Interest expense	360	20	28	—	32	440
Provision for finance receivable losses	445	14	4	—	(52)	411
Net interest income after provision for finance receivable losses	875	68	—	—	(222)	721
Net gain on sale of SpringCastle interests	—	167	—	—	—	167
Other revenues	316	24	(18)	(11)	(10)	301
Acquisition-related transaction and integration expenses	45	1	15	—	(7)	54
Other expenses	773	37	12	(11)	30	841
Income (loss) before income tax expense (benefit)	373	221	(45)	—	(255)	294
Income before income taxes attributable to non-controlling interests	—	28	—	—	—	28
Income (loss) before income tax expense (benefit) attributable to OneMain Holdings, Inc.	$373	$193	$(45)	$—	$(255)	$266

Assets (b)	$15,468	$5	$937	$—	$2,134	$18,544

(a)	Real Estate segment has been combined with “Other” for the prior period.

(b)
During the third quarter of 2016, we identified an incorrect allocation of our total assets within the segment footnote of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016. As a result of this finding, total assets at June 30, 2016 were understated by $4.3 billion in our Consumer and Insurance segment and overstated by $4.3 billion in our asset eliminations. The applicable prior period amounts have been corrected in the table above.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2017
Assets
Cash and cash equivalents	$738	$124	$—	$862	$862
Investment securities	34	1,710	6	1,750	1,750
Net finance receivables, less allowance for finance receivable losses	—	—	14,269	14,269	13,374
Finance receivables held for sale	—	—	147	147	141
Restricted cash and restricted cash equivalents	545	—	—	545	545
Other assets *	—	2	24	26	26

Liabilities
Long-term debt	$—	$15,123	$—	$15,123	$14,409

December 31, 2016
Assets
Cash and cash equivalents	$506	$73	$—	$579	$579
Investment securities	31	1,724	9	1,764	1,764
Net finance receivables, less allowance for finance receivable losses	—	—	13,891	13,891	13,043
Finance receivables held for sale	—	—	159	159	153
Restricted cash and restricted cash equivalents	568	—	—	568	568
Other assets *	—	1	34	35	37

Liabilities
Long-term debt	$—	$14,498	$—	$14,498	$13,959

*	Includes commercial mortgage loans, escrow advance receivable, and receivables related to sales of real estate loans and related trust assets.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

June 30, 2017
Assets
Cash equivalents in mutual funds	$532	$—	$—	$532
Cash equivalents in securities	—	124	—	124
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	31	—	31
Obligations of states, municipalities, and political subdivisions	—	143	—	143
Certificates of deposit and commercial paper	—	40	—	40
Non-U.S. government and government sponsored entities	—	124	—	124
Corporate debt	—	980	—	980
RMBS	—	97	—	97
CMBS	—	102	—	102
CDO/ABS	—	100	1	101
Total bonds	—	1,617	1	1,618
Preferred stock	8	8	—	16
Common stock	19	—	—	19
Other long-term investments	—	—	2	2
Total available-for-sale securities (b)	27	1,625	3	1,655
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	2	—	2
Corporate debt	—	78	2	80
RMBS	—	1	—	1
CDO/ABS	—	4	—	4
Total bonds	—	85	2	87
Preferred stock	7	—	—	7
Total other securities	7	85	2	94
Total investment securities	34	1,710	5	1,749
Restricted cash in mutual funds	536	—	—	536
Total	$1,102	$1,834	$5	$2,941

(a)
Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2017, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at June 30, 2017, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2016
Assets
Cash equivalents in mutual funds	$307	$—	$—	$307
Cash equivalents in securities	—	73	—	73
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	31	—	31
Obligations of states, municipalities, and political subdivisions	—	145	—	145
Non-U.S. government and government sponsored entities	—	118	—	118
Corporate debt	—	1,025	—	1,025
RMBS	—	100	—	100
CMBS	—	108	—	108
CDO/ABS	—	98	4	102
Total bonds	—	1,625	4	1,629
Preferred stock	8	8	—	16
Common stock	17	—	—	17
Other long-term investments	—	—	2	2
Total available-for-sale securities (b)	25	1,633	6	1,664
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	83	2	85
RMBS	—	1	—	1
CMBS	—	1	—	1
CDO/ABS	—	5	—	5
Total bonds	—	91	2	93
Preferred stock	6	—	—	6
Total other securities	6	91	2	99
Total investment securities	31	1,724	8	1,763
Restricted cash in mutual funds	553	—	—	553
Total	$891	$1,797	$8	$2,696

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

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and six months ended June 30, 2017 and 2016.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2016 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

18. Subsequent Events

REVOLVING CONDUIT FACILITIES

On July 14, 2017, Whitford Brook 2014-VFN1 Trust and OneMain Financial B3 Warehouse Trust voluntarily terminated their note purchase agreements with their respective lenders. Concurrent with the termination of the note purchase agreements, we entered into the Financial Funding IX LSA with the same third party lenders who were parties to the terminated note purchase agreements. We may borrow up to a maximum principal balance of $600 million under the Financial Funding IX LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries of OMFH from time to time. No amounts were borrowed at closing, but may be borrowed from time to time over a 36-month revolving period which ends in June 2020, subject to the satisfaction of customary conditions precedent. During the revolving period, any amounts borrowed can be paid down in whole or in part and then redrawn. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2021.

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of nearly 1,700 branch offices in 44 states as of June 30, 2017 and expert personnel is complemented by our online personal loan origination capabilities and centralized operations, which allow us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining an unsecured personal loan via our website, www.onemainfinancial.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, we offer our customers credit and non-credit insurance.

In addition, we service or sub-service loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At June 30, 2017, we had over 2.2 million personal loans, representing $13.9 billion of net finance receivables, of which 40% were secured by titled collateral, compared to 2.2 million personal loans totaling $13.6 billion, of which 36% were secured by titled collateral at December 31, 2016.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies, Merit, Yosemite, AHL and Triton. We also offer auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•
Real Estate Loans — We ceased originating real estate loans in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale. During 2016, we sold $308 million real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Predominantly, our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At June 30, 2017, we had $134 million of real estate loans held for investment, of which 93% were secured by first mortgages, compared to $144 million at December 31, 2016, of which 93% were secured by first mortgages. Real estate loans held for sale totaled $141 million and $153 million at June 30, 2017 and December 31, 2016, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

OUR SEGMENTS

At June 30, 2017, we had two operating segments:

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

With system conversion of the former OneMain branches having been successfully completed in the first quarter of 2017, we have resumed growth in our net finance receivables beginning in the second quarter of 2017 and expect to continue this trend for the remainder of 2017. In addition, as noted in the prior period, this branch integration, which began in the third quarter of 2016, contributed to an increase in the level of charge-offs beginning in the first quarter of 2017, yet with the successful execution of our secured lending and credit risk management strategies, we have started to experience a decline in credit losses beginning in the second quarter, and we expect this improvement to continue for the remainder of 2017. No assurance can be given, however, that these actions and strategies will be effective, that we will be successful in implementing these actions and strategies, or that we will not incur increased credit losses or declines in or lower growth of our net finance receivables in the future.

We expect to realize approximately $275 million - $300 million of cost synergies from the OneMain Acquisition by the end of 2017. This level of cost synergies is expected to include approximately $200 million of reductions in operating expenses to be fully realized by the end of the fourth quarter of 2017, as well as an incremental $75 million - $100 million of costs that we do not expect to incur as a result of the OneMain Acquisition. Furthermore, our transition services agreement with Citigroup terminated on May 1, 2017 in accordance with its terms, and we are no longer required to make any further payments under the agreement. We also anticipate incurring approximately $275 million of acquisition-related expenses to consolidate the two operating companies. As of June 30, 2017, we had incurred approximately $207 million of acquisition-related transaction and integration expenses ($37 million incurred during the six months ended June 30, 2017).

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

(dollars in millions, except per share amounts)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$772	$741	$1,531	$1,572
Interest expense	203	214	405	440
Provision for finance receivable losses	236	214	481	411
Net interest income after provision for finance receivable losses	333	313	645	721
Net gain on sale of SpringCastle interests	—	—	—	167
Other revenues	121	165	262	301
Acquisition-related transaction and integration expenses	14	21	37	54
Other expenses	374	415	747	841
Income before income taxes	66	42	123	294
Income taxes	24	16	48	103
Net income	42	26	75	191
Net income attributable to non-controlling interests	—	—	—	28
Net income attributable to OMH	$42	$26	$75	$163

Share Data:
Weighted average number of shares outstanding:
Basic	135,249,610	134,728,465	135,234,143	134,711,612
Diluted	135,513,427	134,952,992	135,543,342	134,930,370
Earnings per share:
Basic	$0.31	$0.19	$0.55	$1.21
Diluted	$0.30	$0.19	$0.55	$1.21

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$14,050	$13,757	$14,050	$13,757
Number of accounts	2,231,010	2,200,682	2,231,010	2,200,682
Finance receivables held for sale:
Net finance receivables	$141	$420	$141	$420
Number of accounts	2,614	15,596	2,614	15,596
Finance receivables held for investment and held for sale: (b)
Average net receivables	$13,681	$14,138	$13,597	$15,107
Yield	22.53%	20.99%	22.60%	20.83%
Gross charge-off ratio	7.46%	6.56%	8.18%	5.27%
Recovery ratio	(0.84)%	(0.51)%	(0.87)%	(0.45)%
Net charge-off ratio	6.62%	6.05%	7.31%	4.82%
30-89 Delinquency ratio	2.19%	2.26%	2.19%	2.26%
Origination volume	$2,953	$2,557	$4,765	$4,918
Number of accounts originated	398,240	350,451	641,892	678,508

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)
Includes personal loans held for sale for the 2016 periods in connection with the Lendmark Sale, but excludes real estate loans held for sale for both periods in order to be comparable with our segment statistics disclosed in “Segment Results.”

Comparison of Consolidated Results for the Three Months Ended June 30, 2017 and 2016

Interest income increased $31 million for the three months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Finance charges increased $45 million primarily due to the net of the following:

◦
Yield on finance receivables held for investment increased primarily due to lower amortization of purchase premium on non-credit impaired finance receivables. This increase was partially offset by the continued shift of the portfolio towards secured personal loans, which generally have lower yields relative to our unsecured personal loans and lower charge-off rates. Additionally, due to the alignment of pricing and credit strategies, we have driven originations towards the higher credit quality customers who tend to have loans with lower yields and lower charge-off rates.

◦
Average net receivables held for investment decreased primarily due to our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively. This decrease was partially offset by the continued growth in our personal loan portfolio.

•
Interest income on finance receivables held for sale decreased $14 million primarily due to the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense decreased $11 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to the following:

•
Average debt decreased primarily due to net debt repurchases and repayments during the past 12 months, including $466 million repurchased in connection with SFC’s offerings of the 6.125% SFC Notes in May of 2017 and repayments relating to our conduit facilities. This decrease was partially offset by net debt issuances during the past 12 months relating to SFC’s offerings of the 6.125% SFC Notes in May of 2017 and our securitization transactions. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, securitization transactions and our conduit facilities.

•	Weighted average interest rate on our debt remained relatively unchanged, when compared to the same period in 2016.

Provision for finance receivable losses increased $22 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) growth of our personal loans originated during the past 12 months, (ii) a greater proportion of charge-offs on our purchased credit impaired finance receivables in 2016, which were not recorded as charge-offs through the allowance for finance receivable losses, and (iii) the alignment and enhancement of our collection processes, which has resulted in an increase in the loans now classified as TDRs. As these loans have moved from non-TDR to TDR, the related allowance has also shifted from non-TDR to TDR. We also noted a slight increase in the allowance on these loans, as the TDR loans have a higher reserve requirement than our non-TDR portfolio.

Other revenues decreased $44 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) $22 million net gain on sale of personal loans in the 2016 period, (ii) $14 million higher net loss on repurchases and repayments of debt in the 2017 period, and (iii) a decrease in insurance revenues of $10 million during the 2017 period reflecting a decrease in canceled and runoff business and lower earned credit and non-credit premiums.

Acquisition-related transaction and integration costs decreased $7 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to lower compensation and employee benefit costs and information technology costs associated with the OneMain Acquisition and the Lendmark Sale. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses decreased $41 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to the following:

•
Other operating expenses decreased $40 million primarily due to (i) lower costs related to a transition services agreement with Citigroup of $17 million during the 2017 period, (ii) lower lending-related costs of $8 million during the 2017 period, (iii) a decrease in amortization on other intangible assets of $5 million during the 2017 period, (iv) debt refinance fees of $5 million during the 2016 period, and (v) lower information technology expenses of $4 million during the 2017 period.

Income taxes totaled $24 million for the three months ended June 30, 2017 compared to $16 million for the same period in 2016. The effective tax rate for the three months ended June 30, 2017 was 36.7% compared to 37.3% for the same period in 2016. The effective tax rates for the three months ended June 30, 2017 and 2016 differed from the federal statutory rates primarily due to the effect of state income taxes.

Comparison of Consolidated Results for the Six Months Ended June 30, 2017 and 2016

Interest income decreased $41 million for the six months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Finance charges increased $16 million primarily due to the net of the following:

◦
Yield on finance receivables held for investment increased primarily due to lower amortization of purchase premium on non-credit impaired finance receivables. This increase was partially offset by the continued shift of the portfolio towards secured personal loans, which generally have lower yields relative to our unsecured personal loans and lower charge-off rates. Additionally, due to the alignment of pricing and credit strategies, we have driven originations towards the higher credit quality customers who tend to have loans with lower yields and lower charge-off rates.

◦
Average net receivables held for investment decreased primarily due to (i) the SpringCastle Interests Sale and (ii) our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively. This decrease was partially offset by the continued growth in our personal loan portfolio.

•
Interest income on finance receivables held for sale decreased $57 million primarily due to the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense decreased $35 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to the net of the following:

•
Average debt decreased primarily due to (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net debt repurchases and repayments during the past 12 months, including $466 million repurchased in connection with SFC’s offerings of the 6.125% SFC Notes in May of 2017 and repayments relating to our conduit facilities. This decrease was partially offset by net debt issuances during the past 12 months relating to SFC’s offerings of the 6.125% SFC Notes in May of 2017 and our securitization transactions. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt increased primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness. This increase was partially offset by the repurchase of $600 million of unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes.

Provision for finance receivable losses increased $70 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to higher net charge-offs in the 2017 period resulting from (i) the increase in delinquency of our personal loans from the significant amount of transition activity that took place in the third quarter of 2016 that largely charged-off in the first quarter of 2017, (ii) growth of our personal loan portfolio during the past 12 months, and (iii) a greater proportion of charge-offs on our purchased credit impaired finance receivables in 2016, which were not recorded as charge-offs through the allowance for finance receivable losses. This increase was partially offset by (i) the absence of net charge-offs on the previously owned SpringCastle Portfolio, (ii) the impairment taken on purchased credit impaired loans in the first quarter of 2016, and (iii) the increase in recoveries due to the 2017 sale of previously charged-off accounts.

Net gain on sale of SpringCastle interests of $167 million for the six months ended June 30, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016.

Other revenues decreased $39 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) $22 million net gain on sale of personal loans in the 2016 period, (ii) a decrease in insurance revenues of $21 million during the 2017 period reflecting a decrease in canceled and runoff business and lower earned credit and non-credit premiums, and (iii) $12 million higher net loss on repurchases and repayments of debt in the 2017 period. This decrease was partially offset by (i) three additional months of servicing income for the SpringCastle Portfolio in the 2017 period totaling $9 million and (ii) $7 million lower impairment recognized on finance receivables held for sale during the 2017 period.

Acquisition-related transaction and integration costs decreased $17 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to lower compensation and employee benefit costs and information technology costs associated with the OneMain Acquisition and the Lendmark Sale. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses decreased $94 million for the six months ended June 30, 2017 when compared to the same period in 2016 due to the following:

•	Salaries and benefits decreased $29 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $65 million primarily due to (i) lower costs related to a transition services agreement with Citigroup of $26 million during the 2017 period, (ii) lower professional fees of $22 million during the 2017 period, (iii) a decrease in amortization on other intangible assets of $11 million during the 2017 period, and (iv) lower advertising fees of $7 million during the 2017 period.

Income taxes totaled $48 million for the six months ended June 30, 2017 compared to $103 million for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 was 39.0% compared to 34.9% for the same period in 2016. The effective tax rate for the six months ended June 30, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes and discrete expense from share-based compensation. The effective tax rate for the six months ended June 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain on sale of personal loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from repurchases and repayments of debt, and debt refinance costs. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance. Adjusted pretax income (loss) is a non-GAAP measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income taxes attributable to OMH on a Segment Accounting Basis to adjusted pretax income (loss) attributable to OMH (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$144	$206	$286	$373
Adjustments:
Acquisition-related transaction and integration expenses	14	17	34	45
Net gain on sale of personal loans	—	(22)	—	(22)
Net loss on repurchases and repayments of debt	16	5	17	13
Debt refinance costs	—	4	—	4
Adjusted pretax income (non-GAAP)	$174	$210	$337	$413

Acquisitions and Servicing
Income before income taxes attributable to OMH - Segment Accounting Basis	$—	$1	$1	$193
Adjustments:
Net gain on sale of SpringCastle interests	—	—	—	(167)
Acquisition-related transaction and integration expenses	—	1	—	1
SpringCastle transaction costs	—	—	—	1
Adjusted pretax income attributable to OMH (non-GAAP)	$—	$2	$1	$28

Other
Loss before income tax benefit - Segment Accounting Basis	$(8)	$(23)	$(21)	$(45)
Adjustments:
Acquisition-related transaction and integration expenses	—	6	6	15
Net loss on repurchases and repayments of debt	—	1	—	1
Debt refinance costs	—	1	—	1
Adjusted pretax loss (non-GAAP)	$(8)	$(15)	$(15)	$(28)

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

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$801	$831	$1,599	$1,680
Interest expense	189	185	375	360
Provision for finance receivable losses	234	213	473	445
Net interest income after provision for finance receivable losses	378	433	751	875
Other revenues	143	158	281	307
Other expenses	347	381	695	769
Adjusted pretax income (non-GAAP)	$174	$210	$337	$413

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$13,856	$13,304	$13,856	$13,304
Number of accounts	2,224,930	2,190,835	2,224,930	2,190,835
Finance receivables held for investment and held for sale: (b)
Average net receivables	$13,469	$13,348	$13,365	$13,447
Yield	23.85%	25.04%	24.12%	25.12%
Gross charge-off ratio	7.91%	7.80%	8.74%	7.98%
Recovery ratio	(1.01)%	(0.85)%	(1.06)%	(0.74)%
Net charge-off ratio	6.90%	6.95%	7.68%	7.24%
30-89 Delinquency ratio	2.13%	2.21%	2.13%	2.21%
Origination volume	$2,953	$2,556	$4,765	$4,899
Number of accounts originated	398,240	350,451	641,892	678,508

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale for the 2016 periods in connection with the Lendmark Sale.

Comparison of Adjusted Pretax Income for the Three Months Ended June 30, 2017 and 2016

Interest income decreased $30 million for the three months ended June 30, 2017 when compared to the same period in 2016 due to the following:

•	Finance charges decreased $16 million primarily due to the net of the following:

◦
Yield on finance receivables held for investment decreased primarily due to the continued shift of the portfolio towards secured personal loans, which generally have lower yields relative to our unsecured personal loans and lower charge-off rates. Additionally, due to the alignment of pricing and credit strategies, we have driven originations towards the higher credit quality customers who tend to have loans with lower yields and lower charge-off rates.

◦	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

•
Interest income on finance receivables held for sale of $14 million for the three months ended June 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $4 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to an increase in the utilization of financing from unsecured notes, which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $21 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to the alignment and enhancement of our collection processes, which has resulted in an increase in the loans now classified as TDRs. As these loans have moved from non-TDR to TDR, the related allowance has also shifted from non-TDR to TDR. We noted a slight increase in the allowance on these loans, as the TDR loans have a higher reserve requirement than our non-TDR portfolio.

Other revenues decreased $15 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) a decrease in insurance revenues of $10 million during the 2017 period reflecting a decrease in canceled and runoff business and lower earned credit and non-credit premiums and (ii) a decrease in investment revenues of $7 million primarily due to decreased sales of investment securities during the 2017 period.

Other operating expenses decreased $34 million for the three months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) lower costs related to a transition services agreement with Citigroup of $17 million during the 2017 period, (ii) lower lending-related costs of $8 million during the 2017 period, and (iii) lower information technology expenses of $3 million during the 2017 period.

Comparison of Adjusted Pretax Income for the Six Months Ended June 30, 2017 and 2016

Interest income decreased $81 million for the six months ended June 30, 2017 when compared to the same period in 2016 due to the following:

•	Finance charges decreased $25 million primarily due to the net of the following:

◦
Yield on finance receivables held for investment decreased primarily due to the continued shift of the portfolio towards secured personal loans, which generally have lower yields relative to our unsecured personal loans and lower charge-off rates. Additionally, due to the alignment of pricing and credit strategies, we have driven originations towards the higher credit quality customers who tend to have loans with lower yields and lower charge-off rates.

◦	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

•
Interest income on finance receivables held for sale of $56 million for the six months ended June 30, 2016 resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $15 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to an increase in the utilization of financing from unsecured notes, which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $28 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to higher net charge-offs in the 2017 period resulting from (i) the increase in delinquency of our personal loans from the significant amount of transition activity that took place in the third quarter of 2016 that charged-off in the first quarter of 2017 and (ii) growth of our personal loan portfolio during the past 12 months.

Other revenues decreased $26 million for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to (i) a decrease in insurance revenues of $21 million during the 2017 period reflecting a decrease in canceled and runoff business and lower earned credit and non-credit premiums and (ii) a decrease in investment revenues of $7 million due to decreased sales of investment securities and lower yield during the 2017 period.

Other expenses decreased $74 million for the six months ended June 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Salaries and benefits decreased $23 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Other operating expenses decreased $56 million primarily due to (i) lower costs related to a transition services agreement with Citigroup of $26 million during the 2017 period, (ii) lower professional fees of $15 million during the 2017 period, (iii) lower advertising expenses of $8 million during the 2017 period, (iv) lower occupancy costs of $6 million during the 2017 period, and (v) lower travel costs of $5 million during the 2017 period. This decrease was partially offset by an increase in commissions incurred of $7 million.

•	Insurance policy benefits and claims increased $5 million primarily due to a claim reserve release during 2016.

ACQUISITIONS AND SERVICING

Adjusted pretax income attributable to OMH and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$—	$—	$—	$102
Interest expense	—	—	—	20
Provision for finance receivable losses	—	—	—	14
Net interest income after provision for finance receivable losses	—	—	—	68
Other revenues	10	13	22	24
Other expenses	10	11	21	36
Adjusted pretax income (non-GAAP)	—	2	1	56
Pretax income attributable to non-controlling interests	—	—	—	28
Adjusted pretax income attributable to OMH (non-GAAP)	$—	$2	$1	$28

Selected Financial Statistics *
Finance receivables held for investment:
Average net receivables	$—	$—	$—	$828
Yield	—%	—%	—%	24.70%
Net charge-off ratio	—%	—%	—%	3.50%

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

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

Adjusted pretax loss of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest income	$6	$16	$12	$32
Interest expense	5	15	11	28
Provision for finance receivable losses	—	2	1	4
Net interest income (loss) after provision for finance receivable losses	1	(1)	—	—
Other revenues	1	(6)	1	(17)
Other expenses	10	8	16	11
Adjusted pretax loss (non-GAAP)	$(8)	$(15)	$(15)	$(28)

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	June 30,
	2017	2016

Net finance receivables held for investment:
Personal loans	$6	$13
Real estate loans	142	219
Retail sales finance	8	17
Total	$156	$249

Net finance receivables held for sale:
Real estate loans	$146	$428

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2017
Personal loans	$13,856	$6	$46	$13,908
Real estate loans	—	142	(8)	134
Retail sales finance	—	8	—	8
Total	$13,856	$156	$38	$14,050

December 31, 2016
Personal loans	$13,455	$11	$111	$13,577
Real estate loans	—	153	(9)	144
Retail sales finance	—	12	(1)	11
Total	$13,455	$176	$101	$13,732

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At June 30, 2017, 40% of our personal loans were secured by titled collateral, compared to 36% at December 31, 2016.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

June 30, 2017 *
FICO scores
660 or higher	$3,857	$43	$4	$3,904
620-659	3,717	21	1	3,739
619 or below	6,334	70	3	6,407
Unavailable	—	—	—	—
Total	$13,908	$134	$8	$14,050

December 31, 2016
FICO scores
660 or higher	$3,424	$41	$5	$3,470
620-659	3,383	23	2	3,408
619 or below	6,747	77	4	6,828
Unavailable	23	3	—	26
Total	$13,577	$144	$11	$13,732

*
The shift in FICO distribution reflects the alignment in FICO versions across OMH. Effective March 31, 2017, the legacy Springleaf FICO scores were refreshed to FICO 08 version, which is comparable with the legacy OneMain FICO version.

DELINQUENCY

We consider the delinquency status of our finance receivables as the primary indicator of credit quality. We monitor delinquency trends to evaluate the risk of future credit losses and employ advanced analytical tools to manage our exposure and appetite. Our branch team members work with customers through occasional periods of financial difficulty and offer a variety of borrower assistance programs to help customers continue to make payments. Team members also actively engage in collection activities throughout the early stages of delinquency. We closely track and report the percentage of receivables that are 30-89 days past due as a benchmark of portfolio quality, collections effectiveness, and as a strong indicator of losses in coming quarters.

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2017
Current	$13,276	$120	$40	$13,436
30-59 days past due	177	9	(1)	185
Delinquent (60-89 days past due)	118	4	—	122
Performing	13,571	133	39	13,743

Nonperforming (90+ days past due)	285	23	(1)	307
Total net finance receivables	$13,856	$156	$38	$14,050

Delinquency ratio
30-89 days past due	2.13%	8.55%	*	2.19%
30+ days past due	4.18%	23.24%	*	4.37%
60+ days past due	2.91%	17.38%	*	3.06%
90+ days past due	2.05%	14.68%	*	2.19%

December 31, 2016
Current	$12,799	$131	$103	$13,033
30-59 days past due	174	10	(1)	183
Delinquent (60-89 days past due)	130	4	—	134
Performing	13,103	145	102	13,350

Nonperforming (90+ days past due)	352	31	(1)	382
Total net finance receivables	$13,455	$176	$101	$13,732

Delinquency ratio
30-89 days past due	2.26%	8.32%	*	2.31%
30+ days past due	4.88%	25.88%	*	5.09%
60+ days past due	3.59%	20.16%	*	3.76%
90+ days past due	2.62%	17.56%	*	2.78%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the credit quality of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2017
Balance at beginning of period	$694	$—	$30	$(58)	$666
Provision for finance receivable losses	234	—	—	2	236
Charge-offs	(266)	—	(4)	15	(255)
Recoveries	35	—	1	(7)	29
Balance at end of period	$697	$—	$27	$(48)	$676

Three Months Ended June 30, 2016
Balance at beginning of period	$747	$—	$68	$(179)	$636
Provision for finance receivable losses	213	—	2	(1)	214
Charge-offs	(259)	—	(4)	32	(231)
Recoveries	28	—	3	(13)	18
Other (a)	—	—	(35)	6	(29)
Balance at end of period	$729	$—	$34	$(155)	$608

Six Months Ended June 30, 2017
Balance at beginning of period	$732	$—	$31	$(74)	$689
Provision for finance receivable losses	473	—	1	7	481
Charge-offs	(579)	—	(6)	33	(552)
Recoveries	71	—	1	(14)	58
Balance at end of period	$697	$—	$27	$(48)	$676

Allowance ratio	5.03%	—%	17.69%	(b)	4.81%

Six Months Ended June 30, 2016
Balance at beginning of period	$769	$4	$70	$(251)	$592
Provision for finance receivable losses	445	14	4	(52)	411
Charge-offs	(534)	(17)	(9)	164	(396)
Recoveries	49	3	4	(22)	34
Other (a)	—	(4)	(35)	6	(33)
Balance at end of period	$729	$—	$34	$(155)	$608

Allowance ratio	5.48%	—%	13.76%	(b)	4.42%

(a)	Other consists of:

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale on June 30, 2016; and

•	the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the SpringCastle Interests Sale.

(b)	Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, along with the volume of our TDR activity, are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2017
TDR net finance receivables	$460	$77	$(232)	$305
Allowance for TDR finance receivable losses	186	23	(71)	138

December 31, 2016
TDR net finance receivables	$421	$71	$(296)	$196
Allowance for TDR finance receivable losses	154	23	(97)	80

Upon the completion of our branch integration in the first quarter of 2017, we continued the alignment and enhancement of our collection processes, which has resulted in an increase in the loans now classified as TDRs, and accordingly, we have reclassified the associated allowance for finance receivable losses. This resulted in a reduction to the allowance for non-TDR finance receivables and an increase to the allowance for TDR finance receivable losses. In aggregate, our Consumer and Insurance allowance for finance receivable losses increased by $3 million in the second quarter of 2017. The allowance for non-TDR finance receivable losses continues to reflect our historical loss coverage.

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

SFC’S Offerings of 6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of the 2022 SFC Notes under the Indenture, pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis. On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of the Additional SFC Notes in an add-on offering. SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC intends to use the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes, which may include additional debt repurchases and repayments. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on the offerings.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2017, we (i) completed one consumer loan securitization and one auto securitization and (ii) exercised our right to redeem the asset-backed notes issued by SLFT 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

During the six months ended June 30, 2017, we (i) terminated three revolving conduit agreements and (ii) entered into two new conduit facilities.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on our long-term debt, consumer loan securitization transactions and conduit facilities.

Subsequent to June 30, 2017, we completed the following transactions:

•	On July 10, 2017, we borrowed $50 million under the Thur River Funding LSA.

•
On July 14, 2017, Whitford Brook 2014-VFN1 Trust and OneMain Financial B3 Warehouse Trust voluntarily terminated their note purchase agreements with their respective lenders. Concurrent with the termination of the note purchase agreements, we entered into the Financial Funding IX LSA with the same third party lenders who were parties to the terminated note purchase agreements. Under the Financial Funding IX LSA, we may borrow up to a maximum principal balance of $600 million. See Note 18 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report for further information on these subsequent transactions.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At June 30, 2017, we had $862 million of cash and cash equivalents, and during the six months ended June 30, 2017, we generated net income of $75 million. Our net cash outflow from operating and investing activities totaled $114 million for the six months ended June 30, 2017. At June 30, 2017, our remaining scheduled principal and interest payments for 2017 on our existing debt (excluding securitizations) totaled $1.0 billion. As of June 30, 2017, we had $4.5 billion UPB of unencumbered personal loans and $345 million UPB of unencumbered real estate loans (including $203 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $740 million for the six months ended June 30, 2017 reflected net income of $75 million, the impact of non-cash items, and an unfavorable change in working capital of $24 million. Net cash provided by operations of $659 million for the six months ended June 30, 2016 reflected net income of $191 million, the impact of non-cash items, and an unfavorable change in working capital of $99 million.

Investing Activities

Net cash used for investing activities of $854 million for the six months ended June 30, 2017 was primarily due to net principal originations of finance receivables held for investment and held for sale, partially offset by net sales, calls, and maturities of available-for-sale securities. Net cash provided by investing activities of $248 million for the six months ended June 30, 2016 was primarily due to the SpringCastle Interests Sale and the Lendmark Sale and net sales, calls, and maturities of available-for-sale securities, partially offset by net principal originations of finance receivables held for investment and held for sale.

Financing Activities

Net cash provided by financing activities of $374 million for the six months ended June 30, 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017. Net cash used for financing activities of $1.2 billion for the six months ended June 30, 2016 was primarily due to net repayments of long-term debt.

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

Debt Ratings

During the second quarter of 2017, SFC’s and OMFH’s long-term corporate debt ratings were upgraded to B2 and B1, respectively, with a positive outlook by Moody’s.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end; or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries did not pay any dividends during the six months ended June 30, 2017. During the six months ended June 30, 2016, Merit and Yosemite paid extraordinary dividends to SFC totaling $63 million and AHL and Triton paid extraordinary dividends to OMFH totaling $105 million.

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

As of June 30, 2017, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture. In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 2.91% as of June 30, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

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

Based upon SFC’s financial results for the 12 months ended June 30, 2017, a mandatory trigger event did not occur with respect to the interest payment due in July of 2017, as SFC was in compliance with both required ratios discussed above.

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

As of June 30, 2017, OMFH was in compliance with all of the covenants under its debt agreements.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of June 30, 2017, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate (a)	Collateral Type	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,250	$1,163	$1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years
SLFT 2016-A	500	560	500	559	3.10%	Personal loans	2 years
SLFT 2017-A	619	685	619	685	2.98%	Personal loans	3 years
OMFIT 2014-1	760	1,004	176	389	2.90%	Personal loans	2 years
OMFIT 2014-2	1,185	1,325	541	631	3.47%	Personal loans	2 years
OMFIT 2015-1	1,229	1,397	1,229	1,356	3.74%	Personal loans	3 years
OMFIT 2015-2	1,250	1,346	1,140	1,166	3.11%	Personal loans	2 years
OMFIT 2015-3	293	330	293	321	4.21%	Personal loans	5 years
OMFIT 2016-1	459	569	459	545	4.01%	Personal loans	3 years
OMFIT 2016-2	816	1,007	816	976	4.50%	Personal loans	2 years
OMFIT 2016-3	317	397	317	385	4.33%	Personal loans	5 years
Total consumer securitizations	8,905	10,205	7,567	8,599

Auto Securitizations:
ODART 2016-1	700	754	314	373	2.56%	Direct auto loans	—
ODART 2017-1	268	300	268	300	2.61%	Direct auto loans	1 year
Total auto securitizations	968	1,054	582	673

Total secured structured financings	$9,873	$11,259	$8,149	$9,272

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to 10 conduit facilities with a total borrowing capacity of $4.8 billion as of June 30, 2017, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report. At June 30, 2017, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to June 30, 2017.

Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2017 or December 31, 2016, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of June 30, 2017, we had no repurchase activity related to these sales.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2017.

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

As of June 30, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I - Item 1 of this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our 2016 Annual Report on Form 10-K, except for changes previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 5, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits are listed in the Exhibit Index beginning on page 71 and incorporated by reference herein.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	August 4, 2017	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit

4.1
Third Supplemental Indenture, dated as of May 15, 2017, among Springleaf Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 15, 2017.

10.1 *
Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of Springleaf Financial Holdings, LLC, dated as of April 5, 2017. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 5, 2017.

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