Form 10-Q
period 2017-09-30
OneMain Holdings, Inc.
filed 2017-11-07
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At November 3, 2017, there were 135,306,282 shares of the registrant’s common stock, $0.01 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

1999 Indenture	Indenture dated as of May 1, 1999 between SFC and Wilmington
2014-A Notes	asset-backed notes issued in March 2014 by the Springleaf Funding Trust 2014-A
2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABS	asset-backed securities
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)
a non-GAAP financial measure; income (loss) before income tax expense (benefit) on a Segment Accounting Basis, excluding acquisition-related transaction and integration expenses, net gain on sale of SpringCastle interests, SpringCastle transaction costs, and losses resulting from repurchases and repayments of debt

AHL	American Health and Life Insurance Company
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
August 2016 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million on August 3, 2016
Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
Citigroup	CitiFinancial Credit Company
CMBS	commercial mortgage-backed securities
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
Fixed charge ratio
earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends

Fortress	Fortress Investment Group LLC
Fortress Acquisition
transaction by which FCFI Acquisition LLC, an affiliate of Fortress, acquired an 80% economic interest of the sole stockholder of SFC for a cash purchase price of $119 million, effective November 30, 2010

Fourth Avenue Auto Funding LSA
Loan and Security Agreement, dated September 29, 2017, among Fourth Avenue Auto Funding, LLC, certain third party lenders and other third parties pursuant to which Fourth Avenue Auto Funding, LLC may borrow up to $250 million

GAAP	generally accepted accounting principles in the United States of America

Term or Abbreviation	Definition

Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Indenture	the SFC Base Indenture, together with the SFC Third Supplemental Indenture
Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC
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
Mystic River Funding LSA
Loan and Security Agreement, dated September 28, 2017, among Mystic River Funding, LLC, certain third party lenders and other third parties pursuant to which Mystic River Funding, LLC may borrow up to $850 million

Nationstar	Nationstar Mortgage LLC, dba “Mr. Cooper”
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NRZ	New Residential Investment Corp.
ODART	OneMain Direct Auto Receivables Trust
OM Loans	purchased credit impaired personal loans acquired in the OneMain Acquisition
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021
OMFH Supplemental Indenture	supplemental indenture dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OMFH, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
OneMain Financial Funding VII LSA
Loan and Security Agreement, dated April 13, 2017, among OneMain Financial Funding VII, LLC, certain third party lenders and other third parties pursuant to which OneMain Financial Funding VII, LLC may borrow up to $650 million

OneMain Financial Funding IX LSA
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
Rocky River Funding LSA
Loan and Security Agreement, dated September 8, 2017, among Rocky River Funding, LLC, certain third party lenders and other third parties pursuant to which Rocky River Funding, LLC may borrow up to $250 million.

RSAs	restricted stock awards
RSUs	restricted stock units
SCP Loans	purchased credit impaired loans acquired through the SpringCastle Joint Venture
SEC	U.S. Securities and Exchange Commission

Term or Abbreviation	Definition

Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	supplemental indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	supplemental indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Third Supplemental Indenture	supplemental indenture dated as of May 15, 2017, to the SFC Base Indenture
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$916	$579
Investment securities	1,668	1,764
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $9.8 billion in 2017 and $9.5 billion in 2016)	14,356	13,577
Real estate loans	133	144
Retail sales finance	7	11
Net finance receivables	14,496	13,732
Unearned insurance premium and claim reserves	(574)	(586)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $463 million in 2017 and $501 million in 2016)	(698)	(689)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	13,224	12,457
Finance receivables held for sale	137	153
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $553 million in 2017 and $552 million in 2016)	571	568
Goodwill	1,422	1,422
Other intangible assets	452	492
Other assets	660	688

Total assets	$19,050	$18,123

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.6 billion in 2017 and $8.2 billion in 2016)	$14,619	$13,959
Insurance claims and policyholder liabilities	744	757
Deferred and accrued taxes	16	9
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2017 and $12 million in 2016)	441	332
Total liabilities	15,820	15,057
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 135,306,282 and 134,867,868 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	1,557	1,548
Accumulated other comprehensive income (loss)	5	(6)
Retained earnings	1,667	1,523
Total shareholders’ equity	3,230	3,066

Total liabilities and shareholders’ equity	$19,050	$18,123

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income:
Finance charges	$805	$763	$2,329	$2,271
Finance receivables held for sale originated as held for investment	3	7	10	71
Total interest income	808	770	2,339	2,342

Interest expense	207	215	612	655

Net interest income	601	555	1,727	1,687

Provision for finance receivable losses	243	263	724	674

Net interest income after provision for finance receivable losses	358	292	1,003	1,013

Other revenues:
Insurance	107	114	314	342
Investment	19	22	58	66
Net loss on repurchases and repayments of debt	(1)	—	(29)	(16)
Net gain on sale of SpringCastle interests	—	—	—	167
Net gain (loss) on sales of personal and real estate loans	—	(4)	—	18
Other	27	26	71	49
Total other revenues	152	158	414	626

Other expenses:
Operating expenses:
Salaries and benefits	185	191	562	597
Acquisition-related transaction and integration expenses	22	21	59	75
Other operating expenses	134	168	413	512
Insurance policy benefits and claims	48	37	139	128
Total other expenses	389	417	1,173	1,312

Income before income taxes	121	33	244	327

Income taxes	52	8	100	111

Net income	69	25	144	216

Net income attributable to non-controlling interests	—	—	—	28

Net income attributable to OneMain Holdings, Inc.	$69	$25	$144	$188

Share Data:
Weighted average number of shares outstanding:
Basic	135,253,493	134,730,251	135,240,664	134,717,870
Diluted	135,711,212	134,987,134	135,599,369	134,949,337
Earnings per share:
Basic	$0.52	$0.19	$1.07	$1.40
Diluted	$0.51	$0.19	$1.07	$1.39

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$69	$25	$144	$216

Other comprehensive income (loss):
Net change in unrealized gains on non-credit impaired available-for-sale securities	3	9	23	67
Foreign currency translation adjustments	3	(1)	7	6
Income tax effect:
Net unrealized gains on non-credit impaired available-for-sale securities	(1)	(3)	(8)	(23)
Foreign currency translation adjustments	(1)	1	(3)	(2)
Other comprehensive income, net of tax, before reclassification adjustments	4	6	19	48
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	(4)	(3)	(12)	(9)
Net realized gain on foreign currency translation adjustments	—	(5)	—	(5)
Income tax effect:
Net realized gains on available-for-sale securities	2	1	4	3
Reclassification adjustments included in net income, net of tax	(2)	(7)	(8)	(11)
Other comprehensive income (loss), net of tax	2	(1)	11	37

Comprehensive income	71	24	155	253

Comprehensive income attributable to non-controlling interests	—	—	—	28

Comprehensive income attributable to OneMain Holdings, Inc.	$71	$24	$155	$225

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066	$—	$3,066
Share-based compensation expense, net of forfeitures	—	14	—	—	14	—	14
Withholding tax on share-based compensation	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	11	—	11	—	11
Net income	—	—	—	144	144	—	144
Balance, September 30, 2017	$1	$1,557	$5	$1,667	$3,230	$—	$3,230

Balance, January 1, 2016	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730
Share-based compensation expense, net of forfeitures	—	16	—	—	16	—	16
Withholding tax on share-based compensation	—	(4)	—	—	(4)	—	(4)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	37	—	37	—	37
Net income	—	—	—	188	188	28	216
Balance, September 30, 2016	$1	$1,545	$4	$1,496	$3,046	$—	$3,046

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net income	$144	$216
Reconciling adjustments:
Provision for finance receivable losses	724	674
Depreciation and amortization	265	416
Deferred income tax benefit	(32)	(99)
Net gain on liquidation of United Kingdom subsidiary	—	(5)
Net gain on sales of personal and real estate loans	—	(18)
Net loss on repurchases and repayments of debt	29	16
Share-based compensation expense, net of forfeitures	14	16
Net gain on sale of SpringCastle interests	—	(167)
Other	(12)	(7)
Cash flows due to changes in:
Other assets and other liabilities	119	92
Insurance claims and policyholder liabilities	(32)	(50)
Taxes receivable and payable	36	49
Accrued interest and finance charges	(15)	2
Other, net	—	1
Net cash provided by operating activities	1,240	1,136

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(1,582)	(998)
Proceeds on sales of finance receivables held for sale originated as held for investment	—	870
Proceeds from sale of SpringCastle interests, net of restricted cash released	—	26
Cash received from CitiFinancial Credit Company	—	23
Available-for-sale securities purchased	(508)	(446)
Trading and other securities purchased	—	(16)
Available-for-sale securities called, sold, and matured	619	597
Trading and other securities called, sold, and matured	9	52
Proceeds from sale of real estate owned	3	7
Other, net	(4)	(26)
Net cash provided by (used for) investing activities	(1,463)	89

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,743	4,552
Repayments of long-term debt	(3,176)	(6,155)
Distributions to joint venture partners	—	(18)
Withholding tax on share-based compensation	(5)	(4)
Net cash provided by (used for) financing activities	562	(1,625)

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(dollars in millions)	At or for the Nine Months Ended September 30,
	2017	2016

Effect of exchange rate changes on cash and cash equivalents	1	1

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	340	(399)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,147	1,615
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,487	$1,216

Supplemental cash flow information
Cash and cash equivalents	$916	$658
Restricted cash and restricted cash equivalents	571	558
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,487	$1,216

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$1,895
Transfer of finance receivables to real estate owned	7	7
Net unsettled investment security dispositions (purchases)	1	(15)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At September 30, 2017, the Initial Stockholder owned approximately 57% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress.

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

Statement of Cash Flows

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which simplifies the presentation of restricted cash on the statement of cash flows by requiring entities to include restricted cash and restricted cash equivalents in the reconciliation of cash and cash equivalents. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2018. We elected to early adopt this ASU as of January 1, 2017 and presented this change on a retrospective basis for all periods presented. We concluded that this ASU does not have a material impact on our consolidated financial statements.

Technical Corrections and Improvements

In January of 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections, to enhance the footnote disclosure guidelines for ASUs 2014-09, 2016-02, and 2016-13. The amendments to this transition guidance became effective for the Company for fiscal years beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 on a prospective basis. We concluded that this ASU does not have a material impact on our consolidated financial statements.

Business Combinations

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We elected to early adopt this ASU as of April 1, 2017 on a prospective basis. We concluded that the adoption of this ASU does not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue recognition model across industries. In August of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of the new revenue recognition standard by one year, which would result in the ASU becoming effective for the Company for annual periods beginning January 1, 2018. In March of 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation of the guidance on principal versus agent considerations from ASU 2014-09. ASU 2016-08 does not change the core principles of the guidance in ASU 2014-09, but rather clarifies the distinction between principal versus agent considerations when implementing ASU 2014-09. In April of 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, to clarify the implementation guidance of ASU 2014-09 relating to performance obligations and licensing. In May of 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to clarify guidance in ASU 2014-09 related to assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts/contract modifications. In December of 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, which improves the guidance specific to the amendments in ASU 2014-09.

The Company will adopt this ASU effective January 1, 2018. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of the Company’s revenues are generated from activities that are outside the scope of this ASU, and the adoption will not have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial liabilities, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective for annual periods beginning January 1, 2018 using a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) shall be applied prospectively to equity investments that exist as of the date of adoption of this update. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

In March of 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU shortens the amortization period for the premium from the adjustment of yield over the contractual life of the instrument to the earliest call date. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will not have a material impact on our consolidated financial statements.

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases. The ASU requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of importing all identified leases into a new leasing system that will allow us to better account for the leases in accordance with the new guidance. The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. At December 31, 2016, the Company had approximately $180 million of minimum lease commitments from these operating leases (refer to Note 19 of our 2016 Annual Report on Form 10-K). We believe the adoption of this ASU will have a material impact on our consolidated financial statements, and we are in the process of quantifying the expected impact.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of developing an acceptable model to estimate the expected credit losses. We believe the adoption of this ASU will have a material impact on our consolidated financial statements, and we are in the process of quantifying the expected impacts.

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this ASU will become effective for the Company for fiscal years beginning January 1, 2018. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

Income Taxes

In October of 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU will become effective for the Company for annual reporting periods beginning January 1, 2018. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

Goodwill Impairment

In January of 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 from the impairment testing process. The amendments in this ASU will become effective for the Company for fiscal years beginning January 1, 2020. We believe the adoption of this ASU will not have a material impact on our consolidated financial statements.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present the service cost component separately from other components of net benefit cost on the income statement. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

In May of 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. The amendments in this ASU become effective for the Company for annual periods beginning January 1, 2018. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the nine months ended September 30, 2017, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At September 30, 2017, we had over 2.3 million personal loans representing $14.4 billion of net finance receivables, compared to 2.2 million personal loans totaling $13.6 billion at December 31, 2016.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

September 30, 2017
Gross receivables *	$15,804	$132	$8	$15,944
Unearned finance charges and points and fees	(1,742)	—	(1)	(1,743)
Accrued finance charges	187	1	—	188
Deferred origination costs	107	—	—	107
Total	$14,356	$133	$7	$14,496

December 31, 2016
Gross receivables *	$15,405	$142	$12	$15,559
Unearned finance charges and points and fees	(2,062)	1	(1)	(2,062)
Accrued finance charges	151	1	—	152
Deferred origination costs	83	—	—	83
Total	$13,577	$144	$11	$13,732

*	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts. Additionally, the remaining unearned premium, net of discount established at the time of purchase, is included in both interest bearing and precompute accounts to reflect the finance receivable balance at its initial fair value;

•
Finance receivables originated subsequent to the OneMain Acquisition and the Fortress Acquisition — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts;

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables — gross finance receivables equal the UPB for interest bearing accounts and the gross remaining contractual payments for precompute accounts. Additionally, the remaining unearned premium, net of discount established at the time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

At September 30, 2017 and December 31, 2016, unused lines of credit extended to customers by the Company were immaterial.

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

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

September 30, 2017
Net finance receivables:
Performing
Current	$13,719	$103	$7	$13,829
30-59 days past due	208	8	—	216
60-89 days past due	134	2	—	136
Total performing	14,061	113	7	14,181
Nonperforming
90-179 days past due	289	4	—	293
180 days or more past due	6	16	—	22
Total nonperforming	295	20	—	315
Total	$14,356	$133	$7	$14,496

December 31, 2016
Net finance receivables:
Performing
Current	$12,920	$102	$11	$13,033
30-59 days past due	174	9	—	183
60-89 days past due	130	4	—	134
Total performing	13,224	115	11	13,350
Nonperforming
90-179 days past due	349	8	—	357
180 days or more past due	4	21	—	25
Total nonperforming	353	29	—	382
Total	$13,577	$144	$11	$13,732

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at September 30, 2017 and at December 31, 2016 were immaterial.

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

At September 30, 2017 and December 31, 2016, finance receivables held for sale totaled $137 million and $153 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	FA Loans (a)	Total

September 30, 2017
Carrying amount, net of allowance	$199	$60	$259
Outstanding balance (b)	281	97	378
Allowance for purchased credit impaired finance receivable losses	18	9	27

December 31, 2016
Carrying amount, net of allowance	$324	$70	$394
Outstanding balance (b)	444	107	551
Allowance for purchased credit impaired finance receivable losses	29	8	37

(a)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	September 30, 2017	December 31, 2016

Carrying amount	$46	$54
Outstanding balance	75	83

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at September 30, 2017 and December 31, 2016, reflected the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans	Total

Three Months Ended September 30, 2017
Balance at beginning of period	$49	$—	$55	$104
Accretion	(7)	—	(1)	(8)
Balance at end of period	$42	$—	$54	$96

Three Months Ended September 30, 2016
Balance at beginning of period	$87	$—	$61	$148
Accretion	(15)	—	(1)	(16)
Reclassifications from nonaccretable difference (a)	—	—	8	8
Transfers due to finance receivables sold	—	—	(11)	(11)
Balance at end of period	$72	$—	$57	$129

Nine Months Ended September 30, 2017
Balance at beginning of period	$59	$—	$60	$119
Accretion (b)	(27)	—	(4)	(31)
Reclassifications from (to) nonaccretable difference (a)	10	—	(2)	8
Balance at end of period	$42	$—	$54	$96

Nine Months Ended September 30, 2016
Balance at beginning of period	$151	$375	$66	$592
Accretion (b)	(56)	(16)	(5)	(77)
Reclassification from nonaccretable difference (a)	—	—	7	7
Transfer due to finance receivables sold	—	(359)	(11)	(370)
Other (c)	(23)	—	—	(23)
Balance at end of period	$72	$—	$57	$129

(a)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.

(b)	Accretion on our purchased credit impaired FA Loans held for sale was $3 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively.

(c)
Other reflects a measurement period adjustment in the first quarter of 2016 based on a change in the expected cash flows in the purchase credit impaired portfolio related to the OneMain Acquisition. The measurement period adjustment created a decrease of $23 million to the beginning balance of the OM Loans accretable yield.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans *	Total

September 30, 2017
TDR gross finance receivables	$283	$141	$424
TDR net finance receivables	284	142	426
Allowance for TDR finance receivable losses	131	12	143

December 31, 2016
TDR gross finance receivables	$151	$133	$284
TDR net finance receivables	152	134	286
Allowance for TDR finance receivable losses	69	11	80

*	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	September 30, 2017	December 31, 2016

TDR gross finance receivables	$91	$89
TDR net finance receivables	92	90

As of September 30, 2017, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	Real Estate Loans (b)	Total

Three Months Ended September 30, 2017
TDR average net receivables	$268	$142	$410
TDR finance charges recognized	9	3	12

Three Months Ended September 30, 2016
TDR average net receivables	$102	$159	$261
TDR finance charges recognized	4	3	7

Nine Months Ended September 30, 2017
TDR average net receivables	$206	$139	$345
TDR finance charges recognized	24	7	31

Nine Months Ended September 30, 2016
TDR average net receivables	$83	$187	$270
TDR finance charges recognized	7	9	16

(a)	TDR personal loans held for sale included in the table above were immaterial.

(b)	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Three Months Ended September 30, 2017
TDR average net receivables	$92
TDR finance charges recognized	2

Three Months Ended September 30, 2016
TDR average net receivables	$112
TDR finance charges recognized	2

Nine Months Ended September 30, 2017
TDR average net receivables	$90
TDR finance charges recognized	5

Nine Months Ended September 30, 2016
TDR average net receivables	$105
TDR finance charges recognized	5

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (a)	Total

Three Months Ended September 30, 2017
Pre-modification TDR net finance receivables	$77	$—	$1	$78
Post-modification TDR net finance receivables:
Rate reduction	$60	$—	$2	$62
Other (b)	17	—	—	17
Total post-modification TDR net finance receivables	$77	$—	$2	$79
Number of TDR accounts	11,272	—	63	11,335

Three Months Ended September 30, 2016
Pre-modification TDR net finance receivables	$48	$—	$3	$51
Post-modification TDR net finance receivables:
Rate reduction	$43	$—	$3	$46
Other (b)	3	—	1	4
Total post-modification TDR net finance receivables	$46	$—	$4	$50
Number of TDR accounts	6,241	—	86	6,327

Nine Months Ended September 30, 2017
Pre-modification TDR net finance receivables	$236	$—	$14	$250
Post-modification TDR net finance receivables:
Rate reduction	$178	$—	$15	$193
Other (b)	56	—	—	56
Total post-modification TDR net finance receivables	$234	$—	$15	$249
Number of TDR accounts	32,293	—	477	32,770

Nine Months Ended September 30, 2016
Pre-modification TDR net finance receivables	$148	$1	$13	$162
Post-modification TDR net finance receivables:
Rate reduction	$136	$1	$11	$148
Other (b)	8	—	3	11
Total post-modification TDR net finance receivables	$144	$1	$14	$159
Number of TDR accounts	19,866	157	291	20,314

(a)	TDR finance receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include forgiveness of principal or interest.

Personal loans held for investment and held for sale that were modified as TDR personal loans within the previous 12 months and for which there was a default during the period to cause the TDR personal loans to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans

Three Months Ended September 30, 2017
TDR net finance receivables *	$21
Number of TDR accounts	3,759

Three Months Ended September 30, 2016
TDR net finance receivables *	$7
Number of TDR accounts	1,080

Nine Months Ended September 30, 2017
TDR net finance receivables *	$63
Number of TDR accounts	10,357

Nine Months Ended September 30, 2016
TDR net finance receivables *	$13
Number of TDR accounts	2,120

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR real estate loans for the three and nine months ended September 30, 2017 and 2016 that defaulted during the previous 12-month period were immaterial. TDR SpringCastle Portfolio loans for the nine months ended September 30, 2016 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Three Months Ended September 30, 2017
Balance at beginning of period	$656	$—	$19	$1	$676
Provision for finance receivable losses	238	—	5	—	243
Charge-offs	(245)	—	(1)	—	(246)
Recoveries	24	—	1	—	25
Balance at end of period	$673	$—	$24	$1	$698

Three Months Ended September 30, 2016
Balance at beginning of period	$587	$—	$20	$1	$608
Provision for finance receivable losses	261	—	2	—	263
Charge-offs	(213)	—	(4)	—	(217)
Recoveries	17	—	1	—	18
Balance at end of period	$652	$—	$19	$1	$672

Nine Months Ended September 30, 2017
Balance at beginning of period	$669	$—	$19	$1	$689
Provision for finance receivable losses	717	—	7	—	724
Charge-offs	(794)	—	(4)	—	(798)
Recoveries	81	—	2	—	83
Balance at end of period	$673	$—	$24	$1	$698

Nine Months Ended September 30, 2016
Balance at beginning of period	$541	$4	$46	$1	$592
Provision for finance receivable losses	652	14	8	—	674
Charge-offs	(585)	(17)	(10)	(1)	(613)
Recoveries	44	3	4	1	52
Other *	—	(4)	(29)	—	(33)
Balance at end of period	$652	$—	$19	$1	$672

*	Other consists of:

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivables held for sale on June 30, 2016; and

•	the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the SpringCastle Interests Sale.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

September 30, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$524	$3	$1	$528
Purchased credit impaired finance receivables	18	9	—	27
TDR finance receivables	131	12	—	143
Total	$673	$24	$1	$698

Finance receivables:
Collectively evaluated for impairment	$13,855	$60	$7	$13,922
Purchased credit impaired finance receivables	217	23	—	240
TDR finance receivables	284	50	—	334
Total	$14,356	$133	$7	$14,496

Allowance for finance receivable losses as a percentage of finance receivables	4.69%	18.19%	8.96%	4.81%

December 31, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$571	$—	$1	$572
Purchased credit impaired finance receivables	29	8	—	37
TDR finance receivables	69	11	—	80
Total	$669	$19	$1	$689

Finance receivables:
Collectively evaluated for impairment	$13,072	$76	$11	$13,159
Purchased credit impaired finance receivables	353	24	—	377
TDR finance receivables	152	44	—	196
Total	$13,577	$144	$11	$13,732

Allowance for finance receivable losses as a percentage of finance receivables	4.93%	13.31%	4.42%	5.01%

5. Finance Receivables Held for Sale

We report finance receivables held for sale of $137 million at September 30, 2017 and $153 million at December 31, 2016, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At September 30, 2017 and December 31, 2016, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

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

We did not have any other material transfer activity to or from finance receivables held for sale during the three and nine months ended September 30, 2017 and 2016.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2017
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$30	$—	$—	$30
Obligations of states, municipalities, and political subdivisions	135	1	—	136
Certificates of deposit and commercial paper	45	—	—	45
Non-U.S. government and government sponsored entities	126	—	(2)	124
Corporate debt	910	13	(3)	920
Mortgage-backed, asset-backed, and collateralized:
RMBS	92	—	—	92
CMBS	97	—	(1)	96
CDO/ABS	94	—	—	94
Total bonds	1,529	14	(6)	1,537
Preferred stock (a)	17	—	(1)	16
Common stock (a)	22	2	—	24
Other long-term investments	1	—	—	1
Total (b)	$1,569	$16	$(7)	$1,578

December 31, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$31	$—	$—	$31
Obligations of states, municipalities, and political subdivisions	145	1	(1)	145
Non-U.S. government and government sponsored entities	119	—	(1)	118
Corporate debt	1,024	8	(7)	1,025
Mortgage-backed, asset-backed, and collateralized:
RMBS	101	—	(1)	100
CMBS	109	—	(1)	108
CDO/ABS	102	—	—	102
Total bonds	1,631	9	(11)	1,629
Preferred stock (a)	17	—	(1)	16
Common stock (a)	16	1	—	17
Other long-term investments	2	—	—	2
Total (b)	$1,666	$10	$(12)	$1,664

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at September 30, 2017 and December 31, 2016, which is classified as a restricted investment and carried at cost.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

September 30, 2017
Bonds:
U.S. government and government sponsored entities	$18	$—	$4	$—	$22	$—
Obligations of states, municipalities, and political subdivisions	29	—	18	—	47	—
Non-U.S. government and government sponsored entities	104	(2)	3	—	107	(2)
Corporate debt	204	(2)	90	(1)	294	(3)
RMBS	35	—	23	—	58	—
CMBS	34	—	33	(1)	67	(1)
CDO/ABS	38	—	21	—	59	—
Total bonds	462	(4)	192	(2)	654	(6)
Preferred stock	5	—	7	(1)	12	(1)
Common stock	5	—	—	—	5	—
Other long-term investments	1	—	—	—	1	—
Total	$473	$(4)	$199	$(3)	$672	$(7)

December 31, 2016
Bonds:
U.S. government and government sponsored entities	$18	$—	$—	$—	$18	$—
Obligations of states, municipalities, and political subdivisions	99	(1)	2	—	101	(1)
Non-U.S. government and government sponsored entities	55	(1)	1	—	56	(1)
Corporate debt	416	(6)	8	(1)	424	(7)
RMBS	74	(1)	1	—	75	(1)
CMBS	66	(1)	5	—	71	(1)
CDO/ABS	64	—	3	—	67	—
Total bonds	792	(10)	20	(1)	812	(11)
Preferred stock	6	—	8	(1)	14	(1)
Common stock	2	—	1	—	3	—
Total	$800	$(10)	$29	$(2)	$829	$(12)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 1,079 and 1,331 investment securities in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at September 30, 2017, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and nine months ended September 30, 2017, we did not recognize any other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues. We recognized less than $1 million of other-than-temporary impairment credit losses on corporate debt in investment revenues during the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2017 and 2016, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Proceeds from sales and redemptions	$157	$57	$437	$344

Realized gains	$4	$3	$13	$10
Realized losses	—	—	(1)	(1)
Net realized gains	$4	$3	$12	$9

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2017 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$212	$212
Due after 1 year through 5 years	550	548
Due after 5 years through 10 years	301	298
Due after 10 years	192	188
Mortgage-backed, asset-backed, and collateralized securities	282	283
Total	$1,537	$1,529

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $527 million and $465 million at September 30, 2017 and December 31, 2016, respectively.

TRADING AND OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2017	December 31, 2016

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	77	85
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	1
CMBS	—	1
CDO/ABS	4	5
Total bonds	83	93
Preferred stock	6	6
Total	$89	$99

Mark-to-market losses on trading and other securities held at September 30, 2017 were immaterial for the three and nine months ended September 30, 2017. Mark-to-market losses on trading and other securities held at September 30, 2016 totaled $2 million for the three months ended September 30, 2016, and mark-to-market gains totaled $6 million for the nine months ended September 30, 2016.

There were no net realized gains or losses on trading and other securities sold or redeemed during the 2017 period. For the three and nine months ended September 30, 2016, net realized gains on trading and other securities sold or redeemed totaled $4 million. We report these gains (losses) in investment revenues. Other securities are those securities for which the fair value option was elected. Our remaining trading securities were sold in the first quarter of 2016.

7. Transactions with Affiliates of Fortress

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The subservicing fees paid to Nationstar were immaterial for the three and nine months ended September 30, 2017 and 2016.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle provides investment management services for Springleaf investments. Logan Circle was a wholly owned subsidiary of Fortress. On September 15, 2017, Fortress sold its interest in Logan Circle to MetLife, and as a result, Logan Circle is no longer an affiliate of Fortress. Costs and fees incurred for these investment management services were immaterial for the three and nine months ended September 30, 2017 and 2016.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Servicing fees revenue totaled $9 million and $29 million for the three and nine months ended September 30, 2017, respectively, compared to $10 million and $21 million for the three and nine months ended September 30, 2016. At September 30, 2017 and December 31, 2016, the servicing fees receivable from the SpringCastle Funding Trust totaled $3 million.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at September 30, 2017 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.03% - 7.50%	5.25% - 8.25%	3.05%

Fourth quarter 2017	$—	$557	$—	$557
2018	—	—	—	—
2019	—	1,396	—	1,396
2020	—	1,299	—	1,299
2021	—	1,446	—	1,446
2022	—	1,000	—	1,000
2023-2067	—	300	350	650
Securitizations (b)	8,599	—	—	8,599
Total principal maturities	$8,599	$5,998	$350	$14,947

Total carrying amount	$8,577	$5,870	$172	$14,619
Debt issuance costs (c)	$(23)	$(21)	$—	$(44)

(a)
The interest rates shown are the range of contractual rates in effect at September 30, 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.05% as of September 30, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At September 30, 2017, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $19 million at September 30, 2017 and are reported in other assets.

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

GUARANTY AGREEMENTS

6.125% SFC Notes

On May 15, 2017, OMH entered into the SFC Third Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 6.125% SFC Notes. As of September 30, 2017, $1.0 billion aggregate principal amount of the 6.125% SFC Notes were outstanding.

8.25% SFC Notes

On April 11, 2016, OMH entered into the SFC Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 8.25% SFC Notes. As of September 30, 2017, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the SFC Base Indenture and the SFC First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.25% SFC Notes. As of September 30, 2017, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consisted of the following: 8.25% Senior Notes due 2023; 7.75% Senior Notes due 2021; 6.00% Senior Notes due 2020; the Junior Subordinated Debenture; and all senior notes outstanding on December 30, 2013, issued pursuant to the 1999 Indenture, between SFC and Wilmington (the successor trustee to Citibank N.A.). The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2017, $2.2 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into the OMFH Indenture, among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of the OMFH Notes. The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of September 30, 2017, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	September 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$3	$3
Finance receivables:
Personal loans	9,752	9,509
Allowance for finance receivable losses	463	501
Restricted cash and restricted cash equivalents	553	552
Other assets	13	14

Liabilities
Long-term debt	$8,577	$8,240
Other liabilities	16	16

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

Our securitized borrowings at September 30, 2017 consisted of the following:

(dollars in millions)	Current Note Amounts Outstanding	Current Weighted Average Interest Rate	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A (a)	$1,163	3.47%	3 years
SLFT 2015-B (b)	314	3.78%	5 years
SLFT 2016-A (c)	500	3.10%	2 years
SLFT 2017-A (d)	619	2.98%	3 years
OMFIT 2014-1 (e)	103	3.24%	2 years
OMFIT 2014-2 (f)	426	3.74%	2 years
OMFIT 2015-1 (g)	1,229	3.74%	3 years
OMFIT 2015-2 (h)	946	3.23%	2 years
OMFIT 2015-3 (i)	293	4.21%	5 years
OMFIT 2016-1 (j)	459	4.01%	3 years
OMFIT 2016-2 (k)	816	4.50%	2 years
OMFIT 2016-3 (l)	317	4.33%	5 years
OMFIT 2017-1 (m)	900	2.62%	2 years
Total consumer securitizations	8,085

Auto Securitizations:
ODART 2016-1 (n)	246	2.70%	—
ODART 2017-1 (o)	268	2.61%	1 year
Total auto securitizations	514

Total secured structured financings	$8,599

(a)	SLFT 2015-A Securitization. On February 26, 2015, we issued $1.2 billion of notes backed by personal loans. The notes mature in November 2024.

(b)	SLFT 2015-B Securitization. On April 7, 2015, we issued $314 million of notes backed by personal loans. The notes mature in May 2028.

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

(m) OMFIT 2017-1 Securitization. On September 6, 2017, we issued $947 million of notes backed by personal loans. The notes mature in September 2032. We initially retained $30 million of the Class A-1 notes, $6 million of the Class A-2 notes, $3 million of the Class B notes, $3 million of the Class C notes and $5 million of the Class D notes.

(n)
ODART 2016-1 Securitization. On July 19, 2016, we issued $754 million of notes backed by direct auto loans. The maturity dates of the notes occur in January 2021 for the Class A notes, May 2021 for the Class B notes, September 2021 for the Class C notes and February 2023 for the Class D notes. We initially retained $54 million of the Class D notes.

(o)
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

REVOLVING CONDUIT FACILITIES

As of September 30, 2017, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End

First Avenue Funding, LLC	$250	$—	June 2018
Seine River Funding, LLC	500	—	December 2019
OneMain Financial B4 Warehouse Trust	750	—	February 2019
OneMain Financial B6 Warehouse Trust	600	—	February 2019
Rocky River Funding, LLC (a)	250	—	September 2019
OneMain Financial Funding VII, LLC (b)	650	—	October 2019
Thur River Funding, LLC (c)	350	—	June 2020
OneMain Financial Funding IX, LLC (d)	600	—	June 2020
Mystic River Funding, LLC (e)	850	—	September 2020
Fourth Avenue Auto Funding, LLC (f)	250	—	September 2020
Total	$5,050	$—

2017 Activity

(a)
On September 8, 2017, we entered into the Rocky River Funding LSA with certain third party lenders. We may borrow up to a maximum principal balance of $250 million under the Rocky River Funding LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries and affiliates of OMFH. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in October 2020.

(b)
Concurrent with the termination of the note purchase agreements with the Midbrook 2013-VFN1 Trust and the OneMain Financial B5 Warehouse Trust discussed below, on April 13, 2017, we entered into the OneMain Financial Funding VII LSA with the same third party lenders who were parties to the terminated note purchase agreements. We may borrow up to a maximum principal balance of $650 million under the OneMain Financial Funding VII LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries of OMFH from time to time. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in November 2021.

(c)
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

(d) Concurrent with the termination of the note purchase agreements with the Whitford Brook 2014-VFN1 Trust and OneMain Financial B3 Warehouse Trust discussed below, on July 14, 2017, we entered into the OneMain Financial Funding IX LSA with the same third party lenders who were parties to the terminated note purchase agreements. We may borrow up to a maximum principal balance of $600 million under the OneMain Financial Funding IX LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries of OMFH from time to time. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in July 2021.

(e) Concurrent with the termination of the note purchase agreement with the Springleaf 2013-VFN1 Trust discussed below, on September 28, 2017, we entered into the Mystic River Funding LSA with the same third party lenders who were parties to the terminated note purchase agreement. We may borrow up to a maximum principal balance of $850 million under the Mystic River Funding LSA, and amounts borrowed will be backed by personal loans acquired from subsidiaries and affiliates of SFC. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in October 2023.

(f)
Concurrent with the termination of the note purchase agreement with the Second Avenue Funding, LLC discussed below, on September 29, 2017, we entered into the Fourth Avenue Auto Funding LSA with the same third party lenders who were parties to the terminated note purchase agreement. We may borrow up to a maximum principal balance of $250 million under the Fourth Avenue Auto Funding LSA, and amounts borrowed will be backed by auto loans acquired from subsidiaries and affiliates of SFC. Following the revolving period, the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying personal loans and will be due and payable in full in October 2021.

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

Sumner Brook 2013-VFN1 Trust. On June 29, 2017, Sumner Brook 2013-VFN1 Trust voluntarily terminated its note purchase agreement with its lenders.

Whitford Brook 2014 VFN1 Trust. On July 14, 2017, Whitford Brook 2014 VFNI Trust voluntarily terminated its note purchase agreement with its lenders.

OneMain Financial B3 Warehouse Trust. On July 14, 2017, OneMain Financial B3 Warehouse Trust voluntarily terminated its note purchase agreement with its lenders.

Springleaf 2013-VFN1 Trust. On September 28, 2017, Springleaf 2013-VFN1 Trust voluntarily terminated its note purchase agreement with its lenders.

Second Avenue Funding LLC. On September 29, 2017, Second Avenue Funding, LLC voluntarily terminated its note purchase agreement with its lenders.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and nine months ended September 30, 2017 totaled $81 million and $239 million, respectively, compared to $81 million and $261 million for the three and nine months ended September 30, 2016, respectively.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses were as follows:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2017	2016

Balance at beginning of period	$158	$177
Less reinsurance recoverables	(26)	(26)
Net balance at beginning of period	132	151
Additions for losses and loss adjustment expenses incurred to:
Current year	149	165
Prior years *	—	(21)
Total	149	144
Reductions for losses and loss adjustment expenses paid related to:
Current year	(82)	(87)
Prior years	(69)	(67)
Total	(151)	(154)
Foreign currency translation adjustment	(1)	—
Net balance at end of period	129	141
Plus reinsurance recoverables	25	27
Balance at end of period	$154	$168

*
Reflects (i) a redundancy in the prior years’ net reserves of less than $1 million at September 30, 2017 primarily due to favorable development on ordinary life and credit disability during the year and (ii) a redundancy in the prior years’ net reserves of $21 million at September 30, 2016 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated.

11. Earnings Per Share

The computation of earnings per share was as follows:

(dollars in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Numerator (basic and diluted):
Net income attributable to OneMain Holdings, Inc.	$69	$25	$144	$188
Denominator:
Weighted average number of shares outstanding (basic)	135,253,493	134,730,251	135,240,664	134,717,870
Effect of dilutive securities *	457,719	256,883	358,705	231,467
Weighted average number of shares outstanding (diluted)	135,711,212	134,987,134	135,599,369	134,949,337
Earnings per share:
Basic	$0.52	$0.19	$1.07	$1.40
Diluted	$0.51	$0.19	$1.07	$1.39

*
We have excluded the following shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2017 and 2016 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

•	three months ended September 30, 2017 and 2016, respectively:

◦	69,321 and 573,658 performance-based shares

◦	577,557 and 870,645 service-based shares

•	nine months ended September 30, 2017 and 2016, respectively:

◦	41,698 and 576,437 performance-based shares

◦	709,503 and 960,032 service-based shares

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2017
Balance at beginning of period	$6	$(4)	$1	$3
Other comprehensive income before reclassifications	2	—	2	4
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Balance at end of period	$6	$(4)	$3	$5

Three Months Ended September 30, 2016
Balance at beginning of period	$20	$(19)	$4	$5
Other comprehensive income before reclassifications	6	—	—	6
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	(5)	(7)
Balance at end of period	$24	$(19)	$(1)	$4

Nine Months Ended September 30, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	15	—	4	19
Reclassification adjustments from accumulated other comprehensive income (loss)	(8)	—	—	(8)
Balance at end of period	$6	$(4)	$3	$5

Nine Months Ended September 30, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income before reclassifications	44	—	4	48
Reclassification adjustments from accumulated other comprehensive income (loss)	(6)	—	(5)	(11)
Balance at end of period	$24	$(19)	$(1)	$4

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$4	$3	$12	$9
Income tax effect	(2)	(1)	(4)	(3)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	2	2	8	6

Unrealized gains on foreign currency translation adjustments:
Reclassification from accumulated other comprehensive income (loss) to other revenues	—	5	—	5
Total	$2	$7	$8	$11

13. Income Taxes

At September 30, 2017, we had a net deferred tax asset of $202 million, compared to $176 million at December 31, 2016. The increase in net deferred tax asset of $26 million was primarily due to tax recognition of the 2014 fair value adjustment of our real estate portfolio and purchase accounting for debt writedown, partially offset by amortization of goodwill for tax purposes.

The effective tax rate for the nine months ended September 30, 2017 was 40.8%, compared to 33.9% for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes and discrete expense from the 2016 tax year return-to-provision adjustment. The effective tax rate for the nine months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the Internal Revenue Service. We are also under examination of various states for the years 2011 to 2016. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $18 million at September 30, 2017 and $16 million at December 31, 2016. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

Federal Securities Class Actions

On February 10, 2017, a putative class action lawsuit, Galestan v. OneMain Holdings, Inc., et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and two of its officers. The lawsuit alleges violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning alleged integration issues after the acquisition of OMFH in November 2015, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 25, 2016 and November 7, 2016. The complaint seeks an award of unspecified compensatory damages, an award of interest, reasonable attorneys’ fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On March 23, 2017, the court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. The plaintiff filed an amended complaint on June 13, 2017, challenging statements regarding the Company’s projections of future financial performance and certain statements regarding integration after the OneMain Acquisition. On September 29, 2017, pursuant to the Court’s Individual Rules and Practices, we sought permission to file a motion to dismiss the amended complaint. The Company believes that the allegations specified in the amended complaint are without merit, and intends to vigorously defend against the claims. As the lawsuit is in the preliminary stages, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from the lawsuit.

SALES RECOURSE OBLIGATIONS

At September 30, 2017, our reserve for sales recourse obligations totaled $13 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. We did not establish any additional reserves for sales recourse obligations associated with the personal loans sold in the Lendmark Sale or our real estate loan sales in 2016 based on the credit quality of the loans sold and the terms of each transaction. During the three and nine months ended September 30, 2017 and 2016, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At September 30, 2017, there were no material repurchase requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plans

During the three and nine months ended September 30, 2017 and 2016, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At September 30, 2017, our two segments included:

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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other *	Eliminations	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2017
Interest income	$831	$—	$6	$—	$(29)	$808
Interest expense	195	—	5	—	7	207
Provision for finance receivable losses	245	—	6	—	(8)	243
Net interest income (loss) after provision for finance receivable losses	391	—	(5)	—	(28)	358
Other revenues	145	10	(1)	—	(2)	152
Acquisition-related transaction and integration expenses	22	—	—	—	—	22
Other expenses	343	10	7	—	7	367
Income (loss) before income tax expense (benefit)	$171	$—	$(13)	$—	$(37)	$121

Three Months Ended September 30, 2016
Interest income	$827	$—	$11	$—	$(68)	$770
Interest expense	191	—	9	—	15	215
Provision for finance receivable losses	224	—	1	—	38	263
Net interest income after provision for finance receivable losses	412	—	1	—	(121)	292
Other revenues	151	12	(17)	—	12	158
Acquisition-related transaction and integration expenses	17	—	5	—	(1)	21
Other expenses	367	10	9	—	10	396
Income (loss) before income tax expense (benefit)	$179	$2	$(30)	$—	$(118)	$33

At or for the Nine Months Ended September 30, 2017
Interest income	$2,430	$—	$18	$—	$(109)	$2,339
Interest expense	570	—	16	—	26	612
Provision for finance receivable losses	718	—	7	—	(1)	724
Net interest income (loss) after provision for finance receivable losses	1,142	—	(5)	—	(134)	1,003
Other revenues	409	32	—	—	(27)	414
Acquisition-related transaction and integration expenses	56	—	6	—	(3)	59
Other expenses	1,038	31	23	—	22	1,114
Income (loss) before income tax expense (benefit)	$457	$1	$(34)	$—	$(180)	$244

Assets	$16,916	$4	$304	$—	$1,826	$19,050

At or for the Nine Months Ended September 30, 2016
Interest income	$2,507	$102	$43	$—	$(310)	$2,342
Interest expense	551	20	37	—	47	655
Provision for finance receivable losses	669	14	5	—	(14)	674
Net interest income after provision for finance receivable losses	1,287	68	1	—	(343)	1,013
Net gain on sale of SpringCastle interests	—	167	—	—	—	167
Other revenues	467	36	(35)	(11)	2	459
Acquisition-related transaction and integration expenses	62	1	20	—	(8)	75
Other expenses	1,140	47	21	(11)	40	1,237
Income (loss) before income tax expense (benefit)	552	223	(75)	—	(373)	327
Income before income taxes attributable to non-controlling interests	—	28	—	—	—	28
Income (loss) before income tax expense (benefit) attributable to OneMain Holdings, Inc.	$552	$195	$(75)	$—	$(373)	$299

Assets	$15,728	$5	$613	$—	$2,007	$18,353

*	Real Estate segment has been combined with “Other” for the prior period.

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

The following table summarizes the fair values and carrying values of our financial instruments and indicates the fair value hierarchy based on the level of inputs we utilized to determine such fair values:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2017
Assets
Cash and cash equivalents	$772	$144	$—	$916	$916
Investment securities	38	1,623	7	1,668	1,668
Net finance receivables, less allowance for finance receivable losses	—	—	14,966	14,966	13,798
Finance receivables held for sale	—	—	141	141	137
Restricted cash and restricted cash equivalents	571	—	—	571	571
Other assets *	—	2	12	14	14

Liabilities
Long-term debt	$—	$15,322	$—	$15,322	$14,619

December 31, 2016
Assets
Cash and cash equivalents	$506	$73	$—	$579	$579
Investment securities	31	1,724	9	1,764	1,764
Net finance receivables, less allowance for finance receivable losses	—	—	13,891	13,891	13,043
Finance receivables held for sale	—	—	159	159	153
Restricted cash and restricted cash equivalents	568	—	—	568	568
Other assets *	—	1	34	35	37

Liabilities
Long-term debt	$—	$14,498	$—	$14,498	$13,959

*	Includes commercial mortgage loans, escrow advance receivable, and receivables related to sales of real estate loans and related trust assets.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

September 30, 2017
Assets
Cash equivalents in mutual funds	$490	$—	$—	$490
Cash equivalents in securities	—	144	—	144
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	30	—	30
Obligations of states, municipalities, and political subdivisions	—	136	—	136
Certificates of deposit and commercial paper	—	45	—	45
Non-U.S. government and government sponsored entities	—	124	—	124
Corporate debt	—	920	—	920
RMBS	—	92	—	92
CMBS	—	96	—	96
CDO/ABS	—	93	1	94
Total bonds	—	1,536	1	1,537
Preferred stock	8	8	—	16
Common stock	24	—	—	24
Other long-term investments	—	—	1	1
Total available-for-sale securities (b)	32	1,544	2	1,578
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	73	4	77
RMBS	—	1	—	1
CDO/ABS	—	4	—	4
Total bonds	—	79	4	83
Preferred stock	6	—	—	6
Total other securities	6	79	4	89
Total investment securities	38	1,623	6	1,667
Restricted cash in mutual funds	557	—	—	557
Total	$1,085	$1,767	$6	$2,858

(a)
Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2017, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at September 30, 2017, which is carried at cost.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2016
Assets
Cash equivalents in mutual funds	$307	$—	$—	$307
Cash equivalents in securities	—	73	—	73
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	31	—	31
Obligations of states, municipalities, and political subdivisions	—	145	—	145
Non-U.S. government and government sponsored entities	—	118	—	118
Corporate debt	—	1,025	—	1,025
RMBS	—	100	—	100
CMBS	—	108	—	108
CDO/ABS	—	98	4	102
Total bonds	—	1,625	4	1,629
Preferred stock	8	8	—	16
Common stock	17	—	—	17
Other long-term investments	—	—	2	2
Total available-for-sale securities (b)	25	1,633	6	1,664
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	83	2	85
RMBS	—	1	—	1
CMBS	—	1	—	1
CDO/ABS	—	5	—	5
Total bonds	—	91	2	93
Preferred stock	6	—	—	6
Total other securities	6	91	2	99
Total investment securities	31	1,724	8	1,763
Restricted cash in mutual funds	553	—	—	553
Total	$891	$1,797	$8	$2,696

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

We had no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2017.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and nine months ended September 30, 2017 and 2016.

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

•
potential liability relating to real estate and personal loans that we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a representation or warranty made in connection with such transactions;

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 1,600 branch offices in 44 states as of September 30, 2017 and expert personnel is complemented by our online personal loan origination capabilities and centralized operations, which allow us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining an unsecured personal loan via our website, www.onemainfinancial.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, we offer our customers credit and non-credit insurance.

In addition, we service or sub-service loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At September 30, 2017, we had over 2.3 million personal loans, representing $14.4 billion of net finance receivables, of which 41% were secured by titled collateral, compared to 2.2 million personal loans totaling $13.6 billion, of which 36% were secured by titled collateral at December 31, 2016.

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

Our non-originating legacy products include:

•
Real Estate Loans — We ceased originating real estate loans in January of 2012, and during 2014, we sold $6.4 billion real estate loans held for sale. During 2016, we sold $308 million real estate loans held for sale. The remaining real estate loans may be closed-end accounts or open-end home equity lines of credit, generally have a fixed rate and maximum original terms of 360 months, and are secured by first or second mortgages on residential real estate. Predominantly, our first lien mortgages are serviced by third-party servicers, and we continue to provide servicing for our second lien mortgages (home equity lines of credit). At September 30, 2017, we had $133 million of real estate loans held for investment, of which 90% were secured by first mortgages, compared to $144 million at December 31, 2016, of which 93% were secured by first mortgages. Real estate loans held for sale totaled $137 million and $153 million at September 30, 2017 and December 31, 2016, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

OUR SEGMENTS

At September 30, 2017, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

Beginning in 2017, we include Real Estate, which was previously presented as a distinct reporting segment, in “Other.” See Note 16 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on this change in our segment alignment and for more information about our segments. To conform to the new alignment of our segments, we have revised our prior period segment disclosures.

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

We expect to realize approximately $275 million - $300 million of cost synergies from the OneMain Acquisition by the end of 2017. This level of cost synergies is expected to include approximately $200 million of reductions in operating expenses to be fully realized by the end of the fourth quarter of 2017, as well as an incremental $75 million - $100 million of costs that we do not expect to incur as a result of the OneMain Acquisition. Furthermore, our transition services agreement with Citigroup terminated on May 1, 2017 in accordance with its terms, and we are no longer required to make any further payments under the agreement. We also anticipate incurring approximately $275 million of acquisition-related expenses to consolidate the two operating companies. As of September 30, 2017, we had incurred approximately $229 million of acquisition-related transaction and integration expenses ($59 million incurred during the nine months ended September 30, 2017).

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

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities of capturing the benefits of the OneMain Acquisition and strengthening our capital base through the following key initiatives:

•	Continuing the growth in receivables through enhanced marketing strategies and product options, including an expansion of our direct auto lending;

•	Growing secured lending originations with a goal of enhancing credit performance;

•	Leveraging scale and cost discipline across the Company to realize a total of approximately $275 million - $300 million of aggregate acquisition cost synergies, as previously discussed;

•	Reducing leverage; and

•	Maintaining a strong liquidity level and diversified funding sources.

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

Tax Reform Proposals

The presidential administration and several members of the U.S. Congress have indicated significant reform of various aspects of the U.S. tax code as a top legislative priority. A number of proposals for tax reform, including significant changes to corporate tax provisions, are currently under consideration. Such changes could have a material impact, either positive or negative, on our deferred tax assets and liabilities and our consolidated financial position, results of operations and cash flows, depending on the nature and extent of any changes to the U.S. tax code that are ultimately enacted into law. Additionally, changes to the U.S. tax code could more broadly impact the U.S. economy, which could potentially result in a material impact, either positive or negative, on the demand for our products and services and the ability of our customers to repay their loans. We cannot predict if or when any of these proposals to reform the U.S. tax code will be enacted into law and, accordingly, no assurance can be given as to whether or to what extent any changes to the U.S. tax code will impact us or our customers or our financial position, results of operations or cash flows.

Impact of Hurricanes Harvey, Irma and Maria

In August and September of 2017, our customers in certain areas of the United States and Puerto Rico were impacted by hurricanes Harvey, Irma and Maria. While the actual exposure to our business is not fully known at this time, we have made estimates that are reflected in our condensed consolidated financial statements as of September 30, 2017. The estimated total hurricane-related impact recorded during the three months ended September 30, 2017 was approximately $27 million, consisting primarily of increases in our loan loss reserve and borrower-related assistance programs. See additional comments in the Results of Operations and Segment Results in this report.

Completion of evaluation of certain alternatives

The Company recently completed an evaluation of certain alternatives to maximize stockholder value, including a sale of its business. The evaluation has concluded and the Company continues to implement its previously disclosed strategies.

Results of Operations

CONSOLIDATED RESULTS

See the table below for our consolidated operating results and selected financial statistics. A further discussion of our operating results for each of our operating segments is provided under “Segment Results” below.

(dollars in millions, except per share amounts)	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income	$808	$770	$2,339	$2,342
Interest expense	207	215	612	655
Provision for finance receivable losses	243	263	724	674
Net interest income after provision for finance receivable losses	358	292	1,003	1,013
Net gain on sale of SpringCastle interests	—	—	—	167
Other revenues	152	158	414	459
Acquisition-related transaction and integration expenses	22	21	59	75
Other expenses	367	396	1,114	1,237
Income before income taxes	121	33	244	327
Income taxes	52	8	100	111
Net income	69	25	144	216
Net income attributable to non-controlling interests	—	—	—	28
Net income attributable to OMH	$69	$25	$144	$188

Share Data:
Weighted average number of shares outstanding:
Basic	135,253,493	134,730,251	135,240,664	134,717,870
Diluted	135,711,212	134,987,134	135,599,369	134,949,337
Earnings per share:
Basic	$0.52	$0.19	$1.07	$1.40
Diluted	$0.51	$0.19	$1.07	$1.39

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$14,496	$13,870	$14,496	$13,870
Number of accounts	2,306,735	2,227,522	2,306,735	2,227,522
Finance receivables held for sale:
Net finance receivables	$137	$166	$137	$166
Number of accounts	2,533	3,191	2,533	3,191
Finance receivables held for investment and held for sale: (b)
Average net receivables	$14,297	$13,831	$13,830	$14,682
Yield	22.35%	21.92%	22.52%	21.17%
Gross charge-off ratio	6.83%	6.23%	7.71%	5.57%
Recovery ratio	(0.67)%	(0.52)%	(0.80)%	(0.47)%
Net charge-off ratio	6.16%	5.71%	6.91%	5.10%
30-89 Delinquency ratio	2.43%	2.72%	2.43%	2.72%
Origination volume	$2,640	$2,220	$7,405	$7,138
Number of accounts originated	369,720	318,234	1,011,612	996,742

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)
Includes personal loans held for sale for the nine months ended September 30, 2016 in connection with the Lendmark Sale, but excludes real estate loans held for sale for both periods in order to be comparable with our segment statistics disclosed in “Segment Results.”

Comparison of Consolidated Results for the Three Months Ended September 30, 2017 and 2016

Interest income increased $38 million for the three months ended September 30, 2017 when compared to the same period in 2016 due to the net of the following:

•	Finance charges increased $42 million primarily due to the following:

◦
Yield on finance receivables held for investment increased primarily due to lower amortization of purchase premium on non-credit impaired finance receivables. This increase was partially offset by (i) the continued shift of the portfolio towards secured personal loans, which generally have lower yields relative to our unsecured personal loans and lower charge-off rates (ii) the alignment of pricing and credit strategies, which have driven originations toward direct auto customers who tend to have loans with lower yields and lower charge-offs, and (iii) the hurricane-related borrower assistance program of approximately $7 million, which unfavorably impacted our third quarter 2017 yield by approximately 20 basis points.

◦	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

•	Interest income on finance receivables held for sale decreased $4 million primarily due to the $58 million sale of real estate loans in November 2016.

Interest expense decreased $8 million, for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to a lower weighted average interest rate on our debt.

Provision for finance receivable losses decreased $20 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to the integration of our branch operations in third quarter of 2016, which resulted in a temporary increase of personal loan delinquencies and a higher provision in the 2016 period. This decrease was partially offset by (i) the growth in our personal loan portfolio and (ii) the estimated impacts of hurricanes Harvey, Irma and Maria. Based on information currently available, we estimate the increase in future net charge-offs attributable to these hurricanes to be $17 million and have increased our provision for finance receivable losses accordingly.

Other revenues decreased $6 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to a decrease in insurance revenues of $7 million during the 2017 period due to runoff business and lower earned credit and non-credit premiums.

Other expenses decreased $29 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to the net of the following:

•
Other operating expenses decreased $34 million primarily due to (i) a decrease in Citigroup transition expenses of $15 million during the 2017 period, (ii) lower lending-related costs of $8 million during the 2017 period, (iii) a decrease in amortization of other intangible assets of $4 million during the 2017 period, and (iv) lower professional expenses of $3 million during the 2017 period.

•	Salaries and benefits decreased $6 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Insurance policy benefits and claims increased $11 million primarily due to unfavorable variances in claim and benefit reserves, which includes a $3 million incremental reserve attributable to hurricanes Harvey and Irma.

Income taxes totaled $52 million for the three months ended September 30, 2017 compared to $8 million for the same period in 2016. The effective tax rate for the three months ended September 30, 2017 was 42.7% compared to 24.5% for the same period in 2016. The effective tax rate for the three months ended September 30, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes and discrete expense from the 2016 tax year return-to-provision adjustment. The effective tax rate for the three months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of discrete tax benefits from early implementation of a new accounting standard and the income tax treatment of the net realized foreign currency translation gain arising from our United Kingdom subsidiary liquidation.

Comparison of Consolidated Results for the Nine Months Ended September 30, 2017 and 2016

Interest income decreased $3 million for the nine months ended September 30, 2017 when compared to the same period in 2016 due to the net of the following:

•
Interest income on finance receivables held for sale decreased $61 million primarily due to the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

•	Finance charges increased $58 million primarily due to the net of the following:

◦
Yield on finance receivables held for investment increased primarily due to lower amortization of purchase premium on non-credit impaired finance receivables. This increase was partially offset by the continued shift of the portfolio towards secured personal loans, which generally have lower yields relative to our unsecured personal loans and lower charge-off rates. Additionally, the alignment of pricing and credit strategies have driven originations toward direct auto customers who tend to have loans with lower yields and lower charge-offs.

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

Interest expense decreased $43 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to the net of the following:

•
Average debt decreased primarily due to (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net debt repurchases and repayments during the past 12 months, including $466 million repurchased in connection with SFC’s offerings of the 6.125% SFC Notes in May of 2017 and repayments relating to our conduit facilities. This decrease was partially offset by net debt issuances during the past 12 months relating to SFC’s offerings of the 6.125% SFC Notes in May of 2017 and our securitization transactions. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

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

Provision for finance receivable losses increased $50 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to (i) the growth in our personal loan portfolio during the past 12 months, (ii) a greater proportion of charge-offs on our purchased credit impaired finance receivables in 2016, which were not recorded as charge-offs through the allowance for finance receivable losses and (iii) the estimated impacts of hurricanes Harvey, Irma and Maria. Based on information currently available, we estimate the increase in future net charge-offs attributable to these hurricanes to be $17 million and have increased our provision for finance receivable losses accordingly.

Net gain on sale of SpringCastle interests of $167 million for the nine months ended September 30, 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016.

Other revenues decreased $45 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to (i) a decrease in insurance revenues of $28 million during the 2017 period from canceled and runoff business and lower earned credit and non-credit premiums, (ii) $18 million net gain on sales of personal and real estate loans in the 2016 period, and (iii) $13 million higher net loss on repurchases and repayments of debt in the 2017 period. This decrease was partially offset by (i) $9 million lower impairment recognized on finance receivables held for sale during the 2017 period and (ii) three additional months of servicing income for the SpringCastle Portfolio in the 2017 period, totaling $8 million.

Acquisition-related transaction and integration costs decreased $16 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to lower compensation costs of $18 million and lower information technology costs of $17 million during the 2017 period. These decreases were partially offset by $16 million in expenses associated with branch and office consolidations during the 2017 period. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses decreased $123 million for the nine months ended September 30, 2017 when compared to the same period in 2016 due to the net of the following:

•
Other operating expenses decreased $99 million primarily due to (i) a decrease in Citigroup transition expenses of $41 million during the 2017 period, (ii) lower professional fees of $40 million during the 2017 period, and (iii) a decrease in amortization of other intangible assets of $19 million during the 2017 period.

•	Salaries and benefits decreased $35 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Insurance policy benefits and claims increased $11 million primarily due to unfavorable variances in claim and benefit reserves, which includes a $3 million incremental reserve attributable to hurricanes Harvey and Irma.

Income taxes totaled $100 million for the nine months ended September 30, 2017 compared to $111 million for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 was 40.8% compared to 33.9% for the same period in 2016. The effective tax rate for the nine months ended September 30, 2017 differed from the federal statutory rate primarily due to the effect of state income taxes and discrete expense from the 2016 tax year return-to-provision adjustment. The effective tax rate for the nine months ended September 30, 2016 differed from the federal statutory rate primarily due to the effect of the non-controlling interests in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain (loss) on sales of personal and real estate loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from repurchases and repayments of debt, debt refinance costs, and net loss on liquidation of our United Kingdom subsidiary. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance and as a performance goal under the company’s executive compensation programs. Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income taxes attributable to OMH on a Segment Accounting Basis to adjusted pretax income (loss) attributable to OMH (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$171	$179	$457	$552
Adjustments:
Acquisition-related transaction and integration expenses	22	17	56	62
Net gain on sale of personal loans	—	—	—	(22)
Net loss on repurchases and repayments of debt	1	—	18	13
Debt refinance costs	—	—	—	4
Adjusted pretax income (non-GAAP)	$194	$196	$531	$609

Acquisitions and Servicing
Income before income taxes attributable to OMH - Segment Accounting Basis	$—	$2	$1	$195
Adjustments:
Net gain on sale of SpringCastle interests	—	—	—	(167)
Acquisition-related transaction and integration expenses	—	—	—	1
SpringCastle transaction costs	—	—	—	1
Adjusted pretax income attributable to OMH (non-GAAP)	$—	$2	$1	$30

Other
Loss before income tax benefit - Segment Accounting Basis	$(13)	$(30)	$(34)	$(75)
Adjustments:
Acquisition-related transaction and integration expenses	—	5	6	20
Net loss on sale of real estate loans	—	12	—	12
Net loss on liquidation of United Kingdom subsidiary	—	5	—	5
Net loss on repurchases and repayments of debt	—	—	—	1
Debt refinance costs	—	—	—	1
Adjusted pretax loss (non-GAAP)	$(13)	$(8)	$(28)	$(36)

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

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements included in this report for (i) a description of our segments, (ii) reconciliations of segment totals to condensed consolidated financial statement amounts, (iii) methodologies used to allocate revenues and expenses to each segment, and (iv) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income	$831	$827	$2,430	$2,507
Interest expense	195	191	570	551
Provision for finance receivable losses	245	224	718	669
Net interest income after provision for finance receivable losses	391	412	1,142	1,287
Other revenues	146	151	427	458
Other expenses	343	367	1,038	1,136
Adjusted pretax income (non-GAAP)	$194	$196	$531	$609

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$14,334	$13,485	$14,334	$13,485
Number of accounts	2,301,321	2,217,588	2,301,321	2,217,588
Finance receivables held for investment and held for sale: (b)
Average net receivables	$14,119	$13,416	$13,617	$13,436
Yield	23.35%	24.51%	23.85%	24.92%
Gross charge-off ratio	7.20%	6.97%	8.20%	7.64%
Recovery ratio	(0.83)%	(0.74)%	(0.98)%	(0.73)%
Net charge-off ratio	6.37%	6.23%	7.22%	6.91%
30-89 Delinquency ratio	2.39%	2.64%	2.39%	2.64%
Origination volume	$2,639	$2,219	$7,405	$7,118
Number of accounts originated	369,720	318,234	1,011,612	996,742

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale for the nine months ended September 30, 2016 in connection with the Lendmark Sale.

Comparison of Adjusted Pretax Income for the Three Months Ended September 30, 2017 and 2016

Interest income increased $4 million for the three months ended September 30, 2017 when compared to the same period in 2016 due to the increase in finance charges primarily due to the net of the following:

•	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

•
Yield on finance receivables held for investment decreased primarily due to (i) the continued shift of the portfolio towards secured personal loans, which generally have lower yields relative to our unsecured personal loans and lower charge-off rates, (ii) the alignment of pricing and credit strategies, which have driven originations toward direct auto customers who tend to have loans with lower yields and lower charge-offs, and (iii) the hurricane-related borrower assistance program of approximately $7 million, which unfavorably impacted our third quarter 2017 yield by approximately 20 basis points.

Interest expense increased $4 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to an increase in the utilization of financing from unsecured notes, which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $21 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to (i) the growth in our personal loan portfolio during the past 12 months and (ii) the estimated impacts of hurricanes Harvey and Irma. Based on information currently available, we estimate the increase in future net charge-offs attributable to these hurricanes to be $12 million and have increased our provision for finance receivable losses accordingly.

Other revenues decreased $5 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to a decrease in insurance revenues of $7 million during the 2017 period from runoff business and lower earned credit and non-credit premiums.

Other expenses decreased $24 million for the three months ended September 30, 2017 when compared to the same period in 2016 primarily due to (i) a decrease in Citigroup transition expenses of $15 million, (ii) lower lending-related costs of $8 million during the 2017 period, (iii) lower professional and travel expenses of $6 million during the 2017 period, and (iv) a decrease in amortization of other intangible assets of $4 million during the 2017 period. The decrease was partially offset by an increase in insurance policy benefits and claims of $11 million primarily due to an incremental increase in reserves, including $3 million attributable to hurricanes Harvey and Irma.

Comparison of Adjusted Pretax Income for the Nine Months Ended September 30, 2017 and 2016

Interest income decreased $77 million for the nine months ended September 30, 2017 when compared to the same period in 2016 due to the following:

•
Interest income on finance receivables held for sale decreased $56 million due to the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016.

•	Finance charges decreased $21 million primarily due to the net of the following:

◦
Yield on finance receivables held for investment decreased primarily due to the continued shift of the portfolio towards secured personal loans, which generally have lower yields relative to our unsecured personal loans and lower charge-off rates. Additionally, the alignment of pricing and credit strategies have driven originations toward direct auto customers who tend to have loans with lower yields and lower charge-offs.

◦	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

Interest expense increased $19 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to an increase in the utilization of financing from unsecured notes, which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $49 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to (i) the growth in our personal loan portfolio during the past 12 months and (ii) the estimated impacts of hurricanes Harvey and Irma. Based on information currently available, we estimate the increase in future net charge-offs attributable to these hurricanes to be $12 million and have increased our provision for finance receivable losses accordingly.

Other revenues decreased $31 million for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to a decrease in insurance revenues of $28 million during the 2017 period from canceled and runoff business and lower earned credit and non-credit premiums.

Other expenses decreased $98 million for the nine months ended September 30, 2017 when compared to the same period in 2016 due to the net of the following:

•
Other operating expenses decreased $88 million primarily due to (i) a decrease in Citigroup transition expense of $41 million during the 2017 period, (ii) lower professional fees of $26 million during the 2017 period and (iii) a decrease in amortization of other intangible assets of $19 million during the 2017 period.

•	Salaries and benefits decreased $26 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Insurance policy benefits and claims increased $16 million primarily due to a claim reserve release during 2016 and a $3 million incremental reserve during the 2017 period attributable to hurricanes Harvey and Irma.

ACQUISITIONS AND SERVICING

Adjusted pretax income attributable to OMH and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income	$—	$—	$—	$102
Interest expense	—	—	—	20
Provision for finance receivable losses	—	—	—	14
Net interest income after provision for finance receivable losses	—	—	—	68
Other revenues	10	12	32	36
Other expenses	10	10	31	46
Adjusted pretax income (non-GAAP)	—	2	1	58
Pretax income attributable to non-controlling interests	—	—	—	28
Adjusted pretax income attributable to OMH (non-GAAP)	$—	$2	$1	$30

Selected Financial Statistics *
Finance receivables held for investment:
Average net receivables	$—	$—	$—	$552
Yield	—%	—%	—%	24.61%
Net charge-off ratio	—%	—%	—%	3.48%

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment.

OTHER

“Other” consists of our non-originating legacy operations, which include our liquidating real estate loan portfolio as discussed below and our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation).

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

Adjusted pretax loss of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income	$6	$11	$18	$43
Interest expense	5	9	16	37
Provision for finance receivable losses *	6	1	7	5
Net interest income (loss) after provision for finance receivable losses	(5)	1	(5)	1
Other revenues	(1)	—	—	(17)
Other expenses	7	9	23	20
Adjusted pretax loss (non-GAAP)	$(13)	$(8)	$(28)	$(36)

* For the three and nine months ended September 30, 2017 our provision for finance receivable losses includes approximately a $5 million estimated increase in future net charge-offs attributable to the impact of hurricanes Harvey and Maria.

Net finance receivables held for investment of the Other components were $148 million and $237 million at September 30, 2017 and 2016, respectively. Net finance receivables held for sale were $142 million and $168 million at September 30, 2017 and 2016, respectively.

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

September 30, 2017
Personal loans	$14,334	$—	$22	$14,356
Real estate loans	—	141	(8)	133
Retail sales finance	—	7	—	7
Total	$14,334	$148	$14	$14,496

December 31, 2016
Personal loans	$13,455	$11	$111	$13,577
Real estate loans	—	153	(9)	144
Retail sales finance	—	12	(1)	11
Total	$13,455	$176	$101	$13,732

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At September 30, 2017, 41% of our personal loans were secured by titled collateral, compared to 36% at December 31, 2016.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

September 30, 2017 *
FICO scores
660 or higher	$3,919	$41	$4	$3,964
620-659	3,819	26	1	3,846
619 or below	6,618	66	2	6,686
Total	$14,356	$133	$7	$14,496

December 31, 2016
FICO scores
660 or higher	$3,424	$41	$5	$3,470
620-659	3,383	23	2	3,408
619 or below	6,747	77	4	6,828
Unavailable	23	3	—	26
Total	$13,577	$144	$11	$13,732

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

September 30, 2017
Current	$13,695	$116	$18	$13,829
30-59 days past due	209	9	(2)	216
Delinquent (60-89 days past due)	134	3	(1)	136
Performing	14,038	128	15	14,181

Nonperforming (90+ days past due)	296	20	(1)	315
Total net finance receivables	$14,334	$148	$14	$14,496

Delinquency ratio
30-89 days past due	2.39%	7.84%	*	2.43%
30+ days past due	4.45%	21.65%	*	4.60%
60+ days past due	3.00%	15.60%	*	3.11%
90+ days past due	2.06%	13.80%	*	2.17%

December 31, 2016
Current	$12,799	$131	$103	$13,033
30-59 days past due	174	10	(1)	183
Delinquent (60-89 days past due)	130	4	—	134
Performing	13,103	145	102	13,350

Nonperforming (90+ days past due)	352	31	(1)	382
Total net finance receivables	$13,455	$176	$101	$13,732

Delinquency ratio
30-89 days past due	2.26%	8.32%	*	2.31%
30+ days past due	4.88%	25.88%	*	5.09%
60+ days past due	3.59%	20.16%	*	3.76%
90+ days past due	2.62%	17.56%	*	2.78%

*	Not applicable.

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

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2017
Balance at beginning of period	$697	$—	$27	$(48)	$676
Provision for finance receivable losses	245	—	6	(8)	243
Charge-offs	(257)	—	(1)	12	(246)
Recoveries	30	—	1	(6)	25
Balance at end of period	$715	$—	$33	$(50)	$698

Three Months Ended September 30, 2016
Balance at beginning of period	$729	$—	$34	$(155)	$608
Provision for finance receivable losses	224	—	1	38	263
Charge-offs	(236)	—	(5)	24	(217)
Recoveries	26	—	2	(10)	18
Balance at end of period	$743	$—	$32	$(103)	$672

Nine Months Ended September 30, 2017
Balance at beginning of period	$732	$—	$31	$(74)	$689
Provision for finance receivable losses	718	—	7	(1)	724
Charge-offs	(836)	—	(7)	45	(798)
Recoveries	101	—	2	(20)	83
Balance at end of period	$715	$—	$33	$(50)	$698

Allowance ratio	4.99%	—%	23.21%	(a)	4.81%

Nine Months Ended September 30, 2016
Balance at beginning of period	$769	$4	$70	$(251)	$592
Provision for finance receivable losses	669	14	5	(14)	674
Charge-offs	(770)	(17)	(14)	188	(613)
Recoveries	75	3	6	(32)	52
Other (b)	—	(4)	(35)	6	(33)
Balance at end of period	$743	$—	$32	$(103)	$672

Allowance ratio	5.51%	—%	13.51%	(a)	4.85%

(a)	Not applicable

(b)	Other consists of:

•	the elimination of allowance for finance receivable losses due to the transfer of real estate loans held for investment to finance receivable held for sale on June 30, 2016; and

•	the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the SpringCastle Interests Sale.

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

In aggregate, our Consumer and Insurance allowance for finance receivable losses increased by $18 million in the third quarter of 2017, inclusive of $12 million related to estimates of higher future charge-offs due to the impact of hurricanes Harvey and Irma.

See Note 4 of the Notes to Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

September 30, 2017
TDR net finance receivables	$467	$76	$(209)	$334
Allowance for TDR finance receivable losses	188	26	(71)	143

December 31, 2016
TDR net finance receivables	$421	$71	$(296)	$196
Allowance for TDR finance receivable losses	154	23	(97)	80

Upon the completion of our branch integration in the first quarter of 2017, we continued the alignment and enhancement of our collection processes, which in the second quarter of 2017 resulted in an increase in the loans classified as TDRs, and accordingly, we have reclassified the associated allowance for finance receivable losses. This resulted in a reduction to the allowance for non-TDR finance receivables and an increase to the allowance for TDR finance receivable losses. The allowance for non-TDR finance receivable losses continues to reflect our historical loss coverage.

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

SFC’S Offerings of 6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of the 2022 SFC Notes under the Indenture, pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis. On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of the Additional SFC Notes in an add-on offering. SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC intends to use the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes, which may include additional debt repurchases and repayments. See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on the offerings.

Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2017, we (i) completed two consumer loan securitizations and one direct auto loan securitization and (ii) exercised our right to redeem the asset-backed notes issued by SLFT 2014-A. See “Structured Financings” later in this section for further information on each of our securitization transactions.

During the nine months ended September 30, 2017, we (i) terminated seven revolving conduit agreements and (ii) entered into six new conduit facilities.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At September 30, 2017, we had $916 million of cash and cash equivalents, which included $365 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes. During the nine months ended September 30, 2017, we generated net income of $144 million. Our net cash outflow from operating and investing activities totaled $223 million for the nine months ended September 30, 2017. At September 30, 2017, our remaining scheduled principal and interest payments for 2017 on our existing debt (excluding securitizations) totaled $769 million. As of September 30, 2017, we had $4.5 billion UPB of unencumbered personal loans and $338 million UPB of unencumbered real estate loans (including $198 million held for sale).

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

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

We have not paid dividends since our initial public offering in 2013. However, we plan to evaluate the potential for capital distributions in 2018 based on the achievement of our liquidity and target leverage objectives, among other factors. Any capital distribution, including any declaration and payment of future dividends to holders of our common stock, will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant. There can be no assurances that we will make any capital distributions in 2018 or at any time thereafter and, even if we make capital distributions in 2018, there can be no assurances that we will continue to do so in the future.

LIQUIDITY

Operating Activities

Net cash provided by operations of $1.2 billion for the nine months ended September 30, 2017 reflected net income of $144 million, the impact of non-cash items, and favorable change in working capital of $108 million. Net cash provided by operations of $1.1 billion for the nine months ended September 30, 2016 reflected net income of $216 million, the impact of non-cash items, and a favorable change in working capital of $94 million.

Investing Activities

Net cash used for investing activities of $1.5 billion for the nine months ended September 30, 2017 was primarily due to net principal originations of finance receivables held for investment and held for sale, partially offset by net sales, calls, and maturities of available-for-sale securities. Net cash provided by investing activities of $89 million for the nine months ended September 30, 2016 was primarily due to the SpringCastle Interests Sale and the Lendmark Sale and net sales, calls, and maturities of available-for-sale securities, partially offset by net principal originations of finance receivables held for investment and held for sale.

Financing Activities

Net cash provided by financing activities of $562 million for the nine months ended September 30, 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017. Net cash used for financing activities of $1.6 billion for the nine months ended September 30, 2016 was primarily due to net repayments of long-term debt.

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

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•	our inability to grow or maintain our personal loan portfolio with adequate profitability;

•	the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•	potential liability relating to real estate and personal loans that we have sold or may sell in the future, or relating to securitized loans; and

•	the potential for disruptions in the debt and equity markets.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” During the nine months ended September 30, 2017, Merit and Yosemite did not pay extraordinary dividends to SFC, and AHL paid extraordinary dividends to OMFH totaling $111 million. During the nine months ended September 30, 2016, Merit and Yosemite paid extraordinary dividends to SFC totaling $63 million, and AHL and Triton paid extraordinary dividends to OMFH totaling $105 million.

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

As of September 30, 2017, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture. In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.05% as of September 30, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

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

Based upon SFC’s financial results for the 12 months ended September 30, 2017, a mandatory trigger event did not occur with respect to the interest payment due in October of 2017, as SFC was in compliance with both required ratios discussed above.

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

As of September 30, 2017, OMFH was in compliance with all of the covenants under its debt agreements.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of September 30, 2017, our structured financings consisted of the following:

(dollars in millions)	Initial Note Amounts Issued (a)	Initial Collateral Balance (b)	Current Note Amounts Outstanding	Current Collateral Balance (b)	Current Weighted Average Interest Rate (a)	Collateral Type	Original Revolving Period

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,250	$1,163	$1,250	3.47%	Personal loans	3 years
SLFT 2015-B	314	335	314	336	3.78%	Personal loans	5 years
SLFT 2016-A	500	560	500	559	3.10%	Personal loans	2 years
SLFT 2017-A	619	685	619	685	2.98%	Personal loans	3 years
OMFIT 2014-1	760	1,004	103	321	3.24%	Personal loans	2 years
OMFIT 2014-2	1,185	1,325	426	524	3.74%	Personal loans	2 years
OMFIT 2015-1	1,229	1,397	1,229	1,389	3.74%	Personal loans	3 years
OMFIT 2015-2	1,250	1,346	946	981	3.23%	Personal loans	2 years
OMFIT 2015-3	293	330	293	325	4.21%	Personal loans	5 years
OMFIT 2016-1	459	569	459	556	4.01%	Personal loans	3 years
OMFIT 2016-2	816	1,007	816	1,000	4.50%	Personal loans	2 years
OMFIT 2016-3	317	397	317	391	4.33%	Personal loans	5 years
OMFIT 2017-1	900	988	900	988	2.62%	Personal loans	2 years
Total consumer securitizations	9,805	11,193	8,085	9,305

Auto Securitizations:
ODART 2016-1	700	754	246	305	2.70%	Direct auto loans	—
ODART 2017-1	268	300	268	300	2.61%	Direct auto loans	1 year
Total auto securitizations	968	1,054	514	605

Total secured structured financings	$10,773	$12,247	$8,599	$9,910

(a)	Represents securities sold at time of issuance or at a later date and does not include retained notes.

(b)	Represents UPB of the collateral supporting the issued and retained notes.

In addition to the structured financings included in the table above, we had access to 10 conduit facilities with a total borrowing capacity of $5.1 billion as of September 30, 2017, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report. At September 30, 2017, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to September 30, 2017.

Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2017 or December 31, 2016, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of September 30, 2017, we had no repurchase activity related to these sales.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2017.

Recent Accounting Pronouncements

See Note 2 of the Notes to Condensed Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

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

As of September 30, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements included in this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

32.1	Section 1350 Certifications.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	November 6, 2017	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)