Form 10-K
period 2017-12-31
OneMain Holdings, Inc.
filed 2018-02-21
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2017 was $1,406,406,312.

At February 14, 2018, there were 135,604,229 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2013 Omnibus Incentive Plan	incentive plan under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants
2014-1 Notes	asset-backed notes issued in April 2014 by OneMain Financial Issuance Trust 2014-1
2014-A Notes	asset-backed notes issued in March 2014 by the Springleaf Funding Trust 2014-A
2016 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2016
2019 OMFH Notes	$700 million aggregate principal amount of 6.75% Senior Notes due 2019
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	Springleaf Financial Services 401(k) Plan
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
5.625% SFC Notes	$875 million of 5.625% Senior Notes due 2023 issued by SFC on December 8, 2017 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABO	accumulated benefit obligation
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)
a non-GAAP financial measure; income (loss) before income tax expense (benefit) on a Segment Accounting Basis, excluding acquisition-related transaction and integration expenses, net gain (loss) on sales of personal and real estate loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from repurchases and repayments of debt, debt refinance costs, net loss on liquidation of our United Kingdom subsidiary, and income attributable to non-controlling interests

AHL	American Health and Life Insurance Company
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Transaction
the proposed purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from the Initial Stockholder pursuant to the Share Purchase Agreement entered into among OMH, the Initial Stockholder and the Apollo-Värde Group on January 3, 2018

Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
August 2016 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of second lien mortgage loans for aggregate cash proceeds of $246 million on August 3, 2016
Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
BP	basis point
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
Citigroup	CitiFinancial Credit Company
CMBS	commercial mortgage-backed securities
CRA	Congressional Review Act

Term or Abbreviation	Definition

December OMFH Securitization	OMFH completed an offering of approximately $605 million of asset-backed notes in a private offering on December 11, 2017
December 2016 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of first and second lien mortgage loans for aggregate cash proceeds of $58 million on December 19, 2016
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
Fitch	Fitch, Inc.
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

HAMP	Home Affordable Modification Program
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Indenture	the SFC Base Indenture, together with all subsequent Supplemental Indentures
Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC
Investment Company Act	Investment Company Act of 1940
IRS	Internal Revenue Service
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
Loss ratio
annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales or real estate owned, and operating expenses related to real estate owned as a percentage of average real estate loans

Merit	Merit Life Insurance Co.
MetLife	MetLife, Inc.
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
Moody’s	Moody’s Investors Service, Inc.
Mystic River Funding LSA
Loan and Security Agreement, dated September 28, 2017, among Mystic River Funding, LLC, certain third party lenders and other third parties pursuant to which Mystic River Funding, LLC may borrow up to $850 million

Nationstar	Nationstar Mortgage LLC, dba “Mr. Cooper”

Term or Abbreviation	Definition

Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NRZ	New Residential Investment Corp.
ODART	OneMain Direct Auto Receivables Trust
OM Loans	purchased credit impaired personal loans acquired in the OneMain Acquisition
OMFG	OneMain Financial Group, LLC
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021
OMFH Second Supplemental Indenture	Second Supplemental Indenture dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OMFH, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
OneMain Financial Auto I LSA
Loan and Security Agreement, dated November 8, 2017, among OneMain Financial Auto I, LLC, certain third party lenders and other third parties pursuant to which OneMain Financial Auto I, LLC may borrow up to $750 million

OneMain Financial Funding VII LSA
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

PBO	projected benefit obligation
PRSUs	performance-based RSUs
PVFP	present value of future profits
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance	collectively, retail sales contracts and revolving retail accounts
Retirement Plan	Springleaf Financial Services Retirement Plan
RMBS	residential mortgage-backed securities
Rocky River Funding LSA
Loan and Security Agreement, dated September 8, 2017, among Rocky River Funding, LLC, certain third party lenders and other third parties pursuant to which Rocky River Funding, LLC may borrow up to $250 million

RSAs	restricted stock awards
RSUs	restricted stock units
SCP Loans	purchased credit impaired loans acquired through the SpringCastle Joint Venture
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SERP	Supplemental Executive Retirement Plan
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation

Term or Abbreviation	Definition

SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	First Supplemental Indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture dated as of December 8, 2017, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	Second Supplemental Indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Third Supplemental Indenture	Third Supplemental Indenture dated as of May 15, 2017, to the SFC Base Indenture
SFC Trust Guaranty Agreement
agreement entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities in connection with the Junior Subordinated Debenture

SFI	Springleaf Finance, Inc.
Share Purchase Agreement
Share Purchase Agreement entered into on January 3, 2018, among the Apollo-Värde Group, the Initial Stockholder and the Company to acquire from the Initial Stockholder 54,937,500 shares of our common stock that was issued and outstanding as of such date, representing the entire holdings of our stock beneficially owned by Fortress

SLFT	Springleaf Funding Trust
SoftBank	SoftBank Group Corporation
SpringCastle Interests Sale	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
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

SpringCastle Portfolio	loans acquired through the SpringCastle Joint Venture
Springleaf	OMH and its subsidiaries (other than OneMain)
S&P	Standard & Poor’s Rating Services
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables
Texas DOI	Texas Department of Insurance
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

TILA	Truth-In-Lending Act
UPB	unpaid principal balance
Värde	Värde Partners, Inc.
VOBA	value of business acquired
VFN	variable funding notes
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
Wilmington	Wilmington Trust, National Association

Term or Abbreviation	Definition

Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	the inability to obtain, or delays in obtaining, cost savings and synergies from the OneMain Acquisition and risks and other uncertainties associated with the integration of the companies;

•	any litigation, fines or penalties that could arise relating to the OneMain Acquisition or Apollo-Värde Transaction;

•	the impact of the Apollo-Värde Transaction on our relationships with employees and third parties;

•	various risks relating to continued compliance with the Settlement Agreement;

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

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the CFPB, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the enactment of Public Law 115-97 amending the Internal Revenue Code of 1986;

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

•	the impacts of our securitizations and borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•	changes in accounting principles and policies or changes in accounting estimates;

•	effects of the acquisition of Fortress by an affiliate of SoftBank Group Corp.;

•	effects, if any, of the contemplated acquisition by an investor group of shares of our common stock beneficially owned by Fortress and its affiliates;

•	any failure or inability to achieve the SpringCastle Portfolio performance requirements set forth in the SpringCastle Interests Sale purchase agreement; and

•
the effect of future sales of our remaining portfolio of real estate loans and the transfer of servicing of these loans, including the environmental liability and costs for damage caused by hazardous waste if a real estate loan goes into default.

We also direct readers to the other risks and uncertainties discussed in “Risk Factors” in Part I - Item 1A of this report and in other documents filed with the SEC.

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

As part of our acquisition strategy, on November 15, 2015, OMH, through its wholly owned subsidiary, Independence, completed the acquisition of OMFH from Citigroup for $4.5 billion in cash (the “OneMain Acquisition”). OMFH, collectively with its subsidiaries, is referred to in this report as OneMain. OMH and its subsidiaries (other than OneMain) is referred to in this report as Springleaf.

The OneMain Acquisition brought together two branch-based consumer finance companies with complementary strategies and locations. Together, we provide origination, underwriting and servicing of personal loans, primarily to non-prime customers. We believe we are well positioned for future growth, with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2017, we had $14.8 billion of personal loans due from over 2.3 million customer accounts across 44 states.

Our combined network of over 1,600 branches as of December 31, 2017 and expert personnel is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides our current and prospective customers the option of obtaining a personal loan via our website, www.onemainfinancial.com.

In connection with our personal loan business, our insurance subsidiaries offer our customers credit and non-credit insurance, which are described below.

We also pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios and other financial assets, as well as fee-based opportunities in servicing loans for others in connection with potential strategic portfolio acquisitions through our centralized operations. See “Centralized Operations” below for further information on our centralized servicing centers. We service the loans acquired through a joint venture in which we previously owned a 47% equity interest in the SpringCastle Portfolio. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale.

The Company’s predecessor, Springleaf Holdings, LLC was formed as a Delaware limited liability company in August 2013. In connection with our initial public offering of common stock, we executed a reorganization in October 2013 and converted Springleaf Holdings, LLC into Springleaf Holdings, Inc., a Delaware corporation. In November 2015, Springleaf Holdings, Inc. changed its name to OneMain Holdings, Inc. in connection with the closing of the OneMain Acquisition.

At December 31, 2017, the Initial Stockholder owned approximately 44% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress. On December 27, 2017, SoftBank acquired Fortress and Fortress now operates within SoftBank as an independent business headquartered in New York.

On January 3, 2018, an investor group led by funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”) and Värde Partners, Inc. (“Värde” and together with Apollo, collectively, the “Apollo-Värde Group”) entered into a definitive agreement with the Initial Stockholder and the Company to acquire from the Initial Stockholder 54,937,500 shares of our common stock (representing approximately 40.6% of the outstanding shares of our common stock as of such date), representing the entire holdings of our stock beneficially owned by Fortress (the “Apollo-Värde Transaction”). The Apollo-Värde Transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions. Upon closing of the Apollo-Värde Transaction, we expect to enter into an Amended and Restated Stockholders’ Agreement, the expected terms of which were previously disclosed in our Current Report on Form 8-K filed with the SEC on January 4, 2018. Such Current Report on Form 8-K, including the Share Purchase Agreement filed as Exhibit 10.1 thereto, is incorporated by reference herein in its entirety.

The following chart summarizes our organization structure as a result of the OneMain Acquisition. The chart is provided for illustrative purposes only and does not represent all of OMH’s subsidiaries or obligations.
INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving non-prime customers, a large and growing population of consumers who have limited access to credit from banks, credit card companies and other lenders. According to Experian, as of June 2017, non-prime borrowers in the U.S had approximately $1.4 trillion of outstanding borrowings in the form of personal loans, vehicle loans and leases, and credit cards.

Our industry’s traditional lenders have undergone fundamental changes, forcing many to retrench and in some cases to exit the market altogether. In addition, we believe that the current regulatory environment creates a disincentive for these lenders to resume or support lending to non-prime borrowers. As a result, while the number of non-prime consumers in the United States has grown in recent years, the supply of consumer credit to this demographic has contracted. We believe this large and growing number of potential customers in our target market, combined with the decline in available consumer credit, provides an attractive market opportunity for our business model. See also “Competition” included in this report.

We are one of the few remaining national participants in the consumer installment lending industry still serving this large and growing population of non-prime customers. Our centralized operations, combined with the capabilities resident in our national branch system, provide an effective nationwide platform to efficiently and responsibly address this growing market of consumers. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry.

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2017, our two segments include:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

Beginning in 2017, we include Real Estate, which was previously presented as a distinct reporting segment, in “Other.” See Note 22 of the Notes to Consolidated Financial Statements included in this report for further information on this change in our segment alignment and for more information about our segments. To conform to the new alignment of our new segments, we have revised our prior period segment disclosures.

Consumer and Insurance

We originate and service secured and unsecured personal loans and offer voluntary credit and non-credit insurance and related products through our combined branch network, our digital platform, and our centralized operations. Personal loan origination and servicing, along with our insurance products, forms the core of our operations. As a result of the OneMain Acquisition, our combined branch operations included over 1,600 branch offices in 44 states as of December 31, 2017. In addition, our centralized support operations provide underwriting and servicing support to branch operations.

Our insurance business is conducted through Springleaf insurance subsidiaries, Merit and Yosemite, which are both wholly owned subsidiaries of SFC, and OneMain’s insurance subsidiaries, AHL and Triton. Merit and AHL are life and health insurance companies licensed to write credit life, credit disability, and non-credit insurance. Merit is licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands, and AHL is licensed in 49 states, the District of Columbia, and Canada. Yosemite and Triton are property and casualty insurance companies licensed to write credit involuntary unemployment and collateral protection insurance. Yosemite is licensed in 46 states, and Triton is licensed in 50 states, the District of Columbia, and Canada.

Products and Services. Our personal loan portfolio is comprised of assets that have performed well through both strong and weak market conditions. Our personal loans are non-revolving, fixed rate, fixed term of three to six years, and secured by consumer goods, automobiles, or other personal property, or unsecured. Our loans have no pre-payment penalties.

Since mid-2014, our direct auto loan program has further expanded our lending options by offering a customized personal loan solution for our current and prospective customers. Direct auto lending is similar in nature to our traditional secured personal loans, but direct auto loans are typically larger in size based on the collateral of newer cars with higher values. Proceeds are typically used to pay-off an existing auto loan with another lender, make home improvements, or finance the purchase of a new or used vehicle. Our direct auto loans are reported in our personal loans, which are included in our Consumer and Insurance segment. At December 31, 2017, we had over $2.3 billion of direct auto loans.

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

We offer optional, non-credit insurance policies, which are primarily traditional level-term life policies with very limited underwriting.

We offer optional membership plans for home and auto from an unaffiliated company. We have no risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this product in other revenues — other. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer.

We also offer a Guaranteed Asset Protection (GAP) waiver product. GAP waiver is a non-insurance product offered by auto lenders to cover, in the event of a total loss to the auto, all or part of the difference between what the customer owes on their auto loan and the payment amount made by the customer’s primary auto insurance.

Should a customer fail to maintain required insurance on property pledged as collateral for the finance receivable, we obtain collateral protection insurance, at the customer’s expense, that protects the value of that collateral.

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

Our customers are primarily considered non-prime and require significantly higher levels of servicing than prime or near-prime customers. As a result, we tend to charge these customers higher interest rates to compensate us for the related credit risks and servicing.

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

Acquisitions and Servicing

We service the SpringCastle Portfolio that was acquired through a joint venture in which we previously owned a 47% equity interest. On March 31, 2016, we sold our interest in the SpringCastle Portfolio in connection with the SpringCastle Interests Sale. These loans consisted of unsecured loans and loans secured by subordinate residential real estate mortgages and included both closed-end accounts and open-end lines of credit. These loans were in a liquidating status and varied in substance and form from our originated loans. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans due to the fact that the liens are subordinated to superior ranking security interests.

Other

“Other” consists of our non-originating legacy operations, which include our liquidating real estate loan portfolio as discussed below and our liquidating retail sale finance portfolio (including retail sales finance accounts from our legacy auto finance operation).

Beginning in 2017, management no longer views or manages our liquidating real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.”

During 2016, we sold $308 million real estate loans held for sale. At December 31, 2017, our real estate loans held for investment totaled $128 million and comprised less than 1% of our net finance receivables. Real estate loans held for sale totaled $132 million at December 31, 2017.

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

We currently have servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; London, Kentucky; Evansville, Indiana; and Fort Mill, South Carolina. We believe these facilities position us for additional portfolio purchases or fee-based servicing, as well as additional flexibility in the servicing of our lending products.

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

•	Our accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences.

•	Our credit risk management system reports allow us to track individual branch office performance and to monitor lending and collection activities.

•	Our executive information system is available to headquarters and field operations management to review the status of activity through the close of business of the prior day.

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

The Dodd-Frank Act and the regulations promulgated thereunder have affected and are likely in the future to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that became effective January 10, 2014 and are applicable to the remaining real estate loan portfolio serviced by or for Springleaf. Amendments to some sections of these mortgage servicing regulations became effective on October 19, 2017 some become effective on April 19, 2018. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls.

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

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market and the consumer installment lending market. On June 30, 2015, the CFPB published its final rule for designating “larger participants” in the auto financing market. With the adoption of this regulation, we are a larger participant in the auto financing market and are subject to supervision and examination by the CFPB for our auto loan business, including loans that are secured by autos and refinances of loans secured by autos that were for the purchase of autos. In its Fall 2016 rulemaking agenda, the CFPB advised that its “next” larger-participant rulemaking would focus on the markets for “consumer installment loans and vehicle title loans.” We expect to eventually be designated a “larger participant” for this market and to become subject to supervision and examination by the CFPB for our consumer loan business although the acting director appointed by President Trump, Mick Mulvaney, has announced a 30 day freeze on all new regulations.

On October 5, 2017, the CFPB issued its final rule for Payday, Vehicle Title, and Certain High-Cost Installment Loans (the “small-dollar rule”). The final small-dollar rule does not apply to any loan made by the Company because our loans have a term of 46+ days, no balloon payment, and an APR limit of 36%. The proposed rule, published in 2016, had covered a relatively small segment of our loans because it calculated the 36% high-cost coverage threshold as an “all-in” APR, a term that included the cost of insurance and other ancillary products purchased within 3 days of the loan closing date. The final rule calculates the 36% figure under the traditional method prescribed by the Truth-In-Lending Act (TILA). Because the final rule replaced the proposed rule’s “all-in” APR calculation with a TILA APR calculation - a change that the Company advocated in the public comment letter it submitted to the CFPB - the final rule covers no loan made by the Company, even if the loan is both sold with insurance and secured by a vehicle or recurring ACH authorization.

The CFPB also has enforcement authority and is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws (including the CFPB’s own rules). The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. In addition, the CFPB can assess civil penalties for Tier 1, 2, and 3 penalties set forth in Section 1055 of the Dodd-Frank Act ranging from over $5,000 to over $1 million per violation.

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

The Dodd-Frank Act also may adversely affect the securitization market because it requires, among other things, that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are created, transferred, sold, or conveyed through issuance of asset-backed securities with an exception for securitizations that are wholly composed of “qualified residential mortgages.” The final rules implementing the risk retention requirements of Section 941 of the Dodd-Frank Act became effective on February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages was required beginning on December 24, 2015. Compliance with the rule with regard to all other classes of asset-backed securities was required beginning on December 24, 2016. The risk retention requirement may limit our ability to securitize loans and impose on us additional compliance requirements to meet origination and servicing criteria for qualified residential mortgages. The impact of the risk retention rule on the asset-backed securities market remains uncertain. Furthermore, the Securities and Exchange Commission (the SEC) adopted significant revisions to Regulation AB, imposing new requirements for asset-level disclosures for asset-backed securities backed by real estate related assets, auto related assets, or backed by debt securities. This could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

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

COMPETITION

We operate primarily in the consumer installment lending industry, focusing on the non-prime customer. As of December 31, 2017, OMH maintained a national footprint (defined as 500 or more branches and receivables over $2 billion) of brick and mortar branches. At December 31, 2017, we had over 2.3 million customer accounts and over 1,600 branch offices.

There are a large number of local, regional and internet competitors in the consumer installment lending industry serving the large population of non-prime customers. We also compete with a large number of other types of financial institutions within our geographic footprint and over the Internet, including community banks and credit unions, that offer similar products and services. We believe that competition between consumer installment lenders occurs primarily on the basis of price, speed of service, flexibility of loan terms offered, and the quality of customer service provided.

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

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” included in this report for discussion of our seasonal trends.

EMPLOYEES

As of December 31, 2017, we had over 10,100 employees.

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

In addition, our Code of Business Conduct and Ethics (the “Code of Ethics”), our Code of Ethics for Principal Executive and Senior Financial Officers (the “Financial Officers’ Code of Ethics”), our Corporate Governance Guidelines and the charters of the committees of our Board of Directors are posted on our website at www.onemainfinancial.com under “Investor Relations” and printed copies are available upon request. We intend to disclose any material amendments to or waivers of our Code of Ethics and Financial Officers’ Code of Ethics requiring disclosure under applicable SEC or NYSE rules on our website within four business days of the date of any such amendment or waiver in lieu of filing a Form 8-K pursuant to Item 5.05 thereof.

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

Also, certain geographic concentrations of our loan portfolio may occur or increase as we adjust our risk and loss tolerance and strategy to achieve our profitability goals. Any geographic concentration may expose us to an increased risk of loss if that geographic region experiences higher unemployment rates than average, natural disasters, weak economic conditions, or other adverse economic factors that disproportionately affect that region. See Note 5 of the Notes to Consolidated Financial Statements included in this report for quantification of our largest concentrations of net finance receivables.

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

We have previously acquired, and in the future may acquire, assets or businesses, including large portfolios of finance receivables, either through the direct purchase of such assets or the purchase of the equity of a company with such a portfolio. Since we will not have originated or serviced the loans we acquire, we may not be aware of legal or other deficiencies related to origination or servicing, and our review of the portfolio prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the portfolio.

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

If our estimates of allowance for finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance in Accounting Standards Codification (“ASC”) 450, Contingencies, and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing foreclosures, and general economic uncertainty may affect our allowance for finance receivable losses, our allowance for finance receivable losses may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

In June of 2016, the Financial Accounting Standards Board issued Accounting Standard Update ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. We believe the adoption of this ASU will have a material effect on our consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements included in this report for more information on this new accounting standard.

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

Our branch finance receivable origination process is decentralized. We train our employees individually on-site in the branch to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management and customer relations. In certain circumstances, subject to approval by district managers and/or directors of operations in certain cases, our branch officers have some authority to approve and structure loans within broadly written underwriting guidelines rather than having all loan terms approved centrally. As a result, there may be variability in finance receivable structure (e.g., whether or not collateral is taken for the loan) and loan portfolios among branch offices or regions, even when underwriting policies are followed. Moreover, we cannot be certain that every loan is made in accordance with our underwriting standards and rules, and we have in the past experienced some instances of loans extended that varied from our underwriting standards. The nature of our approval process could adversely affect our operating results and variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced, which could adversely affect our results of operations, financial condition and liquidity.

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

Moreover, the vast majority of our finance receivables are fixed-rate finance receivables, which generally decline in value if interest rates increase. As such, if changing market conditions cause interest rates to increase substantially, the value of our fixed-rate finance receivables could decline. Recent increases in market interest rates could negatively impact our net interest income and further increases in market interest rates could continue to negatively impact such net interest income, as well as our cash flow from operations and results of operations. Our consumer loans generally bear interest at a fixed rate and, accordingly, we are generally unable to increase the interest rate on such loans to offset any increases in our cost of funds as market interest rates increase. Additionally, because we are subject to applicable legal and regulatory restrictions in certain jurisdictions that limit the maximum interest rate that we may charge on certain of our consumer loans, our yield, as well as our cash flows from operations and results of operations, could be materially and adversely affected if we are unable to increase the interest rates charged on newly originated loans to offset any increases in our cost of funds as market interest rates increase. Accordingly, any increase in interest rates could negatively affect our results of operations, financial condition and liquidity.

We may be required to indemnify, or repurchase finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition and liquidity.

In 2016, we sold our interests in the SpringCastle Portfolio as a result of the SpringCastle Interests Sale, $602 million of personal loans in connection with the Lendmark Sale, and $308 million of our legacy real estate loan portfolio. We securitized $9.8 billion of our consumer loan portfolio as of December 31, 2017. In addition, we sold $6.4 billion of our legacy real estate loan portfolio in 2014. The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if:

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

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as hurricanes, tornados, earthquakes, pandemic disease, cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition or results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment. Examples include changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral). Because our customers do not affirmatively consent to collateral protection insurance at the time it is purchased, and hence do not directly agree to the amount charged for it, regulators may in the future prohibit our insurance companies from providing this insurance to our lending operations. Moreover, our insurance companies are predominately dependent on our lending operations as the primary source of business and product distribution. If our lending operations discontinue offering insurance products, including as a result of regulatory requirements, our insurance operations would need to find an alternate distribution partner for their products.

We are a party to various lawsuits and proceedings and may become a party to various lawsuits and proceedings in the future which, if resolved in a manner adverse to us, could materially adversely affect our results of operations, financial condition and liquidity.

In the normal course of business, from time to time, we have been named and may be named in the future as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages, or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including large punitive damage awards in certain jurisdictions that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our results of operations, financial condition and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Note 19 of the Notes to Consolidated Financial Statements included in this report.

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

Security breaches in our information systems, in the information systems of third parties or in our branches, central servicing facilities, or our internet lending platform or our proprietary company data held by third parties could adversely affect our reputation and could subject us to significant costs and regulatory penalties.

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

If goodwill and other intangible assets that we recorded in connection with the OneMain Acquisition becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in connection with the OneMain Acquisition. If the carrying amount of goodwill and other intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which the impairments become known. At December 31, 2017, our goodwill and other intangible assets totaled $1.4 billion and $440 million, respectively. While we have recorded no impairment charges on our goodwill and other intangible assets during 2017 and 2016, there can be no assurance that our future evaluations of goodwill and other intangible assets will not result in findings of impairments and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

In 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our real estate loans. Consequently, as of December 31, 2017, our real estate loans held for investment and held for sale totaled $128 million and $132 million, respectively.

Moreover, if we fail to realize the anticipated benefits of the restructuring of our business and associated liquidation of our legacy portfolios or are subjected to litigation or claims for indemnification for breaches of representations or warranties made in connection with our previous real estate loan sales, we may experience an adverse effect on our results of operations, financial condition and liquidity.

As part of our growth strategy, we have committed to building our consumer lending business. If we are unable to successfully implement our growth strategy, our results of operations, financial condition and liquidity may be materially adversely affected.

We believe that our future success depends on our ability to implement our growth strategy, the key feature of which has been to shift our primary focus to originating consumer loans as well as acquiring portfolios of consumer loans, pursuing acquisitions of companies, and/or establishing joint ventures or other strategic alliances or arrangements. We have also expanded into internet lending through our centralized operations.

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

•	finance future growth; and

•	successfully source, underwrite and integrate new acquisitions of loan portfolios and other businesses.

In order for us to realize the benefits associated with our new focus on originating and servicing consumer loans and growing our business, we must implement our strategic objectives in a timely and cost-effective manner as well as anticipate and address any risks to which we may become subject. In any event, we may not realize these benefits for many years, or our competitors may introduce more compelling products, services or enhancements. If we are not able to realize the benefits, or if we do not do so in a timely manner, our results of operations, financial condition and liquidity could be negatively affected which would have a material adverse effect on business.

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

State attorneys general have stated their intention to fill any void left by diminished CFPB enforcement and have a variety of tools at their disposal to enforce state and federal consumer financial laws. First, Section 1042 of the Dodd-Frank Act grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Dodd-Frank Act against entities within their jurisdiction. Even if an overhaul of the Dodd-Frank Act eliminates Section 1042, state attorneys general will retain their enforcement authority under state law with respect to unfair or deceptive practices. Under these statutes, state attorneys general may generally conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general. Should the CFPB decrease its enforcement activity under the Trump administration, we expect to see an increase in actions brought by state attorneys general.

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

The Apollo-Värde Transaction may be deemed a change of control for purposes of certain of our state lending and insurance licenses pursuant to which we operate our lending and insurance businesses. Accordingly, we may be required to obtain approvals for the change of control from some state lending or insurance regulators.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in this report.

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

The CFPB currently has supervisory authority over our real estate servicing activities, and likely will have supervisory authority over our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. Effective in January 2014, the CFPB finalized mortgage servicing regulations, which makes it more difficult and expensive to service mortgages. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has not yet promulgated regulations that designate “larger participants” for consumer finance companies. If we are designated as a “larger participant” for this market, we also will be subject to supervision and examination by the CFPB with respect to our consumer loan business. The CFPB has published regulations for “larger participants” in the market of auto finance, and we have been designated as a larger participant in this market. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things. See “Business—Regulation” included in this report for further information on the CFPB.

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

Changes in federal, state or local tax laws could have a material adverse impact on our financial position, results of operations and cash flows.

On December 22, 2017, the President signed Public Law 115-97 (the “Tax Act”) into law. The Tax Act contains substantial changes to the U.S. federal income tax code effective January 1, 2018, including a reduction in the federal corporate rate from 35% to 21%. In the long-term, we anticipate that we will have an overall benefit from the reduction in the tax rate slightly offset by potential deductions disallowed under the current law. However, we recognized an $81 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. Although we are not aware of any provision in the Tax Act or any other pending tax legislation that would have a material adverse impact on our financial performance, the ultimate impact of the Tax Act may differ from our current assessment due to changes in interpretations and assumptions made by us as well as the issuance of any further regulations or guidance that may alter the operation of the U.S. federal income tax code. At this time, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes. Further, the long-term impact of the Tax Act on the overall economy and our customers cannot be predicted so soon after the implementation of the Tax Act. Our customers are likely to experience varying effects from the provisions of the Tax Act both positive and negative. Consequently, there can be no assurance that the Tax Act will not negatively impact our operating results, financial condition, and future business operations.

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

Rules relating to securitizations rated by nationally-recognized statistical rating agencies require that the findings of any third-party due diligence service providers be made publicly available at least five (5) business days prior to the first sale of securities, which has led and will continue to lead us to incur additional costs in connection with each securitization.

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

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in this report.

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

Real estate loan servicing and loan modifications have come under increased scrutiny from government officials and others, which could make servicing our legacy real estate loan portfolio more costly and difficult.

Real estate loan servicers are under increased scrutiny. In addition, some states and municipalities have passed laws that impose additional duties on foreclosing lenders and real estate loan servicers, such as mandatory mediation or extensive requirements for maintenance of vacant properties, which, in some cases, begin even before a lender has taken title to property. These additional requirements can delay foreclosures, make it uneconomical to foreclose on mortgaged real estate or result in significant additional costs, which could materially adversely affect the value of our portfolio. The CFPB finalized mortgage servicing regulations that became effective in January 2014, which makes it more difficult and expensive to service real estate loans.

The U.S. Government implemented a number of federal programs to assist homeowners, including the Home Affordable Modification Program (HAMP), which expired on December 31, 2017. Loans subserviced for us by Nationstar Mortgage LLC and Select Portfolio Servicing, Inc. were subject to HAMP and were eligible for modification pursuant to HAMP guidelines. We have also implemented proprietary real estate loan modification programs in order to help real estate secured customers remain current on their loans. HAMP, our proprietary loan modification programs and other existing or future legislative or regulatory actions which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our existing portfolio.

RISKS RELATED TO THE APOLLO-VÄRDE TRANSACTION

Failure to complete the Apollo-Värde Transaction could negatively affect our share price, future business and financial results.

Completion of the Apollo-Värde Transaction is not assured and is subject to risks, including the risks that necessary regulatory approvals and clearances will not be obtained or that other closing conditions will not be satisfied. If the Apollo-Värde Transaction is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including:

• our share price may decline to the extent that the current market prices reflect an assumption by the market that the Apollo-Värde Transaction will be completed; and

• we may be subject to litigation related to any failure to complete the Apollo-Värde Transaction.

We will be subject to various uncertainties and contractual restrictions while the Apollo-Värde Transaction is pending that could adversely affect our financial results.

Uncertainty about the effect of the Apollo-Värde Transaction on counterparties to contracts, employees and other parties may have an adverse effect on us. These uncertainties could cause contract counterparties and others who deal with us to seek to change existing business relationships with us, and may impair our ability to attract, retain and motivate key personnel until the Apollo-Värde Transaction is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to completion of the Apollo-Värde Transaction, as our employees and prospective employees may experience uncertainty about their future roles with us following the Apollo-Värde Transaction.

The pursuit of the Apollo-Värde Transaction and the preparation involved may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results prior to and/or following the completion of the Apollo-Värde Transaction and could limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Apollo-Värde Transaction.

In addition, the Share Purchase Agreement entered into in connection with the Apollo-Värde Transaction imposes certain restrictions on us. Without the consent of the Apollo-Värde Group, we are restricted from making certain acquisitions and divestitures, entering into certain contracts, incurring certain indebtedness and expenditures, paying certain dividends, repurchasing or issuing securities outside of existing share repurchase and equity award programs, and taking other specified actions until the earlier of the completion of the Apollo-Värde Transaction or the termination of the Share Purchase Agreement. These restrictions may prevent or delay pursuit of strategic corporate or business opportunities that may arise prior to the consummation of the Apollo-Värde Transaction. Adverse effects arising during the pendency of the Apollo-Värde Transaction could be exacerbated by any delays in consummation of the Apollo-Värde Transaction or termination of the related Share Purchase Agreement.

RISKS RELATED TO OUR INDEBTEDNESS

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit may be significantly affected by disruption in the U.S. credit markets and the associated credit rating downgrades on our debt. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms, such as the Dodd-Frank Act, continue to create uncertainty around access to the capital markets. Historically, we funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Although market conditions have improved since the financial crisis, our traditional borrowing sources, including our ability to cost-effectively issue large amounts of unsecured debt in the capital markets, particularly issuances of commercial paper, have generally not been available to us. We have primarily raised capital through securitization transactions and, although there can be no assurances that we will be able to complete additional securitizations, we currently expect our near-term sources of capital markets funding to continue to derive from securitization transactions and unsecured debt offerings.

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

We currently have a significant amount of indebtedness. As of December 31, 2017, we had $15.1 billion of indebtedness outstanding. Interest expense on our indebtedness totaled $816 million in 2017.

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

The indenture governing OneMain’s unsecured debt (the OMFH Indenture) contains a number of restrictive covenants that impose significant operating and financial restrictions on OneMain and may limit our ability to integrate OneMain’s operations, including, but not limited to, restrictions on OMFH’s and its restricted subsidiaries’ ability to:

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

In addition, the OMFH Indenture includes a change of control repurchase provision which could require us to offer to repurchase all of the outstanding existing notes of OMFH issued thereunder if a change of control occurs and a corporate rating of OMFH is downgraded by both S&P and Moody’s as a result of such change of control.

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

Each of S&P, Moody’s, and Fitch rates SFC’s and OMFH’s debt. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

The table below outlines SFC’s and OMFH’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2017	Rating	Outlook

SFC:
S&P	B	Stable
Moody’s	B2	Positive
Fitch	B	Positive

OMFH:
S&P	B	Stable
Moody’s	B1	Positive
Fitch	B+	Positive

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

We have securitized, and may in the future securitize, certain of our finance receivables to generate cash to originate or purchase new finance receivables or pay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the trust typically issues non-recourse notes or certificates pursuant to the terms of an indenture or pooling and servicing agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the trust are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the trust securities, all residual interests, if any, in the cash flows from the finance receivables after payment of the trust securities, and a 100% beneficial interest in the issuing entity.

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

SFC, OMFG, and OMFH currently act as the servicers with respect to the consumer loan securitization trusts and related series of asset-backed securities. If SFC, OMFG, or OMFH defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and SFC, OMFG, or OMFH, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could have materially adverse consequences on our liquidity and cost of funds.

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

The Initial Stockholder, which is primarily owned by a private equity fund managed by an affiliate of Fortress, owned approximately 44% of our outstanding common stock as of December 31, 2017. As a result, the Initial Stockholder may have a significant influence on all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Initial Stockholder may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, the Initial Stockholder may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders. On December 27, 2017, SoftBank acquired Fortress. There are no assurances that the acquisition of Fortress by SoftBank will not have an impact on us.

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and the Company to acquire from the Initial Stockholder 54,937,500 shares of our common stock that was issued and outstanding as of such date, representing the entire holdings of our stock beneficially owned by Fortress. See additional information under “Business Overview” in Item 1 of this report. The Share Purchase Agreement is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 4, 2018, and such Current Report on Form 8-K, including Exhibit 10.1 thereto, is incorporated by reference herein in its entirety. Upon closing of the Apollo-Värde Transaction, we expect to enter into an Amended and Restated Stockholders’ Agreement, the expected terms of which are described in such Current Report on Form 8-K.

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

We do not anticipate paying any dividends on our common stock until leverage targets are met.

We have no plans to pay regular dividends on our common stock, and we anticipate that a significant amount of any free cash flow generated from our operations will be utilized to redeem or prepay outstanding indebtedness, and accordingly would not be available for dividends. See our “Dividend Policy” in Part II - Item 5 of this report for further information.

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

Upon closing of the Apollo-Värde Transaction, we expect to enter into an Amended and Restated Stockholders’ Agreement. See additional information under “Business Overview” in Item 1 of this report. The expected terms of the Amended and Restated Stockholders’ Agreement are described in our Current Report on Form 8-K filed with the SEC on January 4, 2018, and such Current Report on Form 8-K is incorporated by reference herein in its entirety.

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

Certain of the states in which we are licensed to originate loans and the states in which Springleaf and OneMain insurance subsidiaries are domiciled (Indiana and Texas) have laws or regulations which require regulatory approval for the acquisition of “control” of regulated entities. In addition, these Indiana and Texas insurance laws and regulations generally provide that no person may acquire control, directly or indirectly, of a domiciled insurer, unless the person has provided the required information to, and the acquisition is subsequently approved or not disapproved by, the Indiana Department of Insurance and also by the Texas Department of Insurance. Under state insurance laws or regulations, there exists a presumption of “control” when an acquiring party acquires as little as 10% of the voting securities of a regulated entity or of a company which itself controls (directly or indirectly) a regulated entity (the threshold is 10% under the insurance statutes of Indiana and Texas). Therefore, any person acquiring 10% or more of our common stock may need the prior approval of these two state insurance and/or licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede their ability to complete such purchase. The Apollo-Värde Transaction may be deemed a change of control for purposes of certain of our state lending and insurance licenses pursuant to which we operate our lending and insurance businesses. Accordingly, we may be required to obtain approvals for the change of control from some state lending or insurance regulators.

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

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets or the failure to close the Apollo-Värde Transaction.

As of December 31, 2017, approximately 44% of our outstanding common stock was held by the Initial Stockholder and, subject to the rights of the Apollo-Värde Group, can be resold into the public markets in the future in accordance with the requirements of the Securities Act of 1933, as amended (the Securities Act). A decline in the price of our common stock, whether as a result of sale of stock by the Initial Stockholder, the failure to close the Apollo-Värde Transaction or otherwise, might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

We have an aggregate of 1,864,395,771 shares of common stock authorized but unissued as of February 14, 2018. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our existing shareholders.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We generally conduct branch office operations, which consisted of over 1,600 branch offices at December 31, 2017, branch office administration, and centralized operations, including our servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; Fort Mill, South Carolina and Fort Worth, Texas, in leased premises. Our lease terms generally range from three to five years.

We lease administrative offices in Chicago, Illinois and Wilmington, Delaware, which have seven year leases that expire in 2021 and 2022, respectively, an administrative office in Irving, Texas under an eight year lease that expires in 2025, and an administrative office in Baltimore, Maryland, under an 11 year lease that expires in 2026, half of which has been sublet. We lease office space in Stamford, Connecticut, which has a six year lease that expires in 2022. We have a vacant office in Old Greenwich, Connecticut, that has a seven year lease that expires in 2021, the majority of which we have sublet. We also have a vacant office in Wilmington, Delaware, under a seven year lease that expires in 2020, the majority of which was terminated in 2016, and the remaining portion expires in 2018 under an early termination agreement.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2017, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings house our administrative offices and our centralized operations for our Consumer and Insurance, and Acquisitions and Servicing segments.

Item 3. Legal Proceedings.

See Note 19 of the Notes to Consolidated Financial Statements included in this report.

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

High and low sales prices of our common stock for each quarterly period during the past two years were as follows:

	High	Low

2017
First Quarter	$28.69	$21.56
Second Quarter	25.46	22.04
Third Quarter	29.34	24.37
Fourth Quarter	33.39	23.68

2016
First Quarter	$41.25	$18.55
Second Quarter	33.31	20.97
Third Quarter	32.28	20.32
Fourth Quarter	31.84	16.03

On February 14, 2018, there were seven registered holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On February 14, 2018, the closing price for our common stock, as reported on the NYSE, was $32.31.

DIVIDEND POLICY

We did not pay any dividends in 2017 or 2016, and we have not paid any dividends since our initial public offering in 2013. However, we plan to evaluate the potential for capital distributions in 2018 based on the achievement of our liquidity and target leverage objectives, among other factors. Any capital distribution, including any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant. There can be no assurances that we will make any capital distributions in 2018 or at any time thereafter and, even if we make capital distributions in 2018, there can be no assurances that we will continue to do so in the future. Until such time that we pay a dividend, our investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of our debt agreements limit the ability of certain of our subsidiaries to pay dividends. See Note 14 of the Notes to Consolidated Financial Statements included in this report for further information on insurance subsidiary dividends and Note 12 of the Notes to Consolidated Financial Statements included in this report for more information about our debt agreements. Under Delaware law, dividends may be payable only out of surplus, which is calculated as our net assets less our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The OMFH Indenture contains various covenants that restrict OMFH’s ability to engage in various activities, including, but not limited to, paying dividends or distributions on or purchases of OMFH’s equity interests or in the case of such restricted subsidiaries, incur limitations on the ability to pay dividends or make other payments.

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for our common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from October 16, 2013 (the date our common stock began trading on the NYSE) through December 31, 2017. This data assume simultaneous investments of $100 on October 16, 2013 and reinvestment of any dividends.

Stock Performance
$250
$200
$150
$100
$50
$0
10/16/13
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	10/16/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
OneMain Holdings, Inc.	$100.00	$131.26	$187.80	$215.68	$114.95	$134.94
NYSE Composite Index	100.00	106.12	113.28	108.65	121.61	144.39
NYSE Financial Sector Index	100.00	104.89	113.28	109.21	124.08	150.42

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data and other operating data. The consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our consolidated financial statements not included elsewhere herein.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and our audited consolidated financial statements and related notes included in this report.

(dollars in millions, except per share amounts)	At or for the Years Ended December 31,
	2017	2016	2015 (a)	2014	2013

Consolidated Statements of Operations Data:
Interest income	$3,196	$3,110	$1,930	$1,973	$2,141
Interest expense	816	856	715	734	920
Provision for finance receivable losses	955	932	716	423	435
Other revenues	560	773	262	746	153
Other expenses	1,554	1,739	987	701	782
Income (loss) before income tax expense (benefit)	431	356	(226)	861	157
Net income (loss)	183	243	(93)	589	157
Net income attributable to non-controlling interests	—	28	127	126	149
Net income (loss) attributable to OneMain Holdings, Inc.	183	215	(220)	463	8

Earnings (loss) per share:
Basic	$1.35	$1.60	$(1.72)	$4.03	$0.07
Diluted	1.35	1.59	(1.72)	4.02	0.07

Consolidated Balance Sheet Data:
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	$13,670	$12,457	$14,305	$6,210	$13,413
Total assets	19,433	18,123	21,190	10,929	15,336
Long-term debt	15,050	13,959	17,300	8,356	12,714
Total liabilities	16,155	15,057	18,460	8,997	13,335
OneMain Holdings, Inc. shareholders’ equity	3,278	3,066	2,809	2,061	1,618
Non-controlling interests	—	—	(79)	(129)	383
Total shareholders’ equity	3,278	3,066	2,730	1,932	2,001

Other Operating Data:
Ratio of earnings to fixed charges	1.51	1.40	(b)	2.16	1.17

(a)	Selected financial data for 2015 includes OneMain’s results effective from November 1, 2015, pursuant to our contractual agreements with Citigroup.

(b)	Earnings did not cover total fixed charges by $226 million in 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. See “Forward-Looking Statements” included in this report for more information. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in this report.

An index to our management’s discussion and analysis follows:

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 1,600 branch offices in 44 states as of December 31, 2017, is staffed with highly trained personnel and is complemented by our online personal loan origination capabilities and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining an unsecured personal loan via our website, www.onemainfinancial.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, we offer our customers credit and non-credit insurance.

In addition, we service loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At December 31, 2017, we had nearly 2.4 million personal loans representing $14.8 billion of net finance receivables, compared to 2.2 million personal loans totaling $13.6 billion at December 31, 2016.

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

Our non-originating legacy products include:

•
Real Estate Loans — In 2012, we ceased originating real estate loans and the portfolio is in a liquidating status. During 2016, we sold $308 million real estate loans held for sale. At December 31, 2017, we had $128 million of real estate loans held for investment, of which 91% were secured by first mortgages, compared to $144 million at December 31, 2016, of which 93% were secured by first mortgages. Real estate loans held for sale totaled $132 million and $153 million at December 31, 2017 and 2016, respectively.

•
Retail Sales Finance — We ceased purchasing retail sales contracts and revolving retail accounts in January of 2013. We continue to service the liquidating retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

OUR SEGMENTS

At December 31, 2017, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

Beginning in 2017, we include Real Estate, which was previously presented as a distinct reporting segment, in “Other.” See Note 22 of the Notes to Consolidated Financial Statements included in this report for further information on this change in our segment alignment and for more information about our segments. To conform to the new alignment of our segments, we have revised our prior period segment disclosures.

HOW WE ASSESS OUR BUSINESS PERFORMANCE

We closely monitor the primary drivers of pretax operating income, which consist of the following:

Net Interest Income

We track the spread between the interest income earned on our finance receivables and the interest expense incurred on our debt, and continually monitor the components of our yield and our cost of funds.

Net Credit Losses

The credit quality of our loans is driven by our long-standing underwriting philosophy, which takes into account the prospective customer’s household budget, and his or her willingness and capacity to repay the proposed loan. We closely analyze credit performance because the profitability of our loan portfolio is directly connected to net credit losses. We define net credit losses as gross charge-offs minus recoveries in the portfolio. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimates. We also monitor recovery rates because of their contribution to the reduction in the severity of our charge-offs.

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

Recent Developments and Outlook

INITIAL STOCKHOLDER SHARE SALES

On November 7, 2017, we entered into an Underwriting Agreement among the Company, the Initial Stockholder and Morgan Stanley & Co. LLC (the “Underwriter”), for the sale by the Initial Stockholder of 10,000,000 shares of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”), plus an option for the Underwriter to purchase up to an additional 1,500,000 shares of Common Stock within 30 days after the date of the Underwriting Agreement. The shares sold by the Initial Stockholder were beneficially owned by Fortress. The Company did not receive any proceeds from the sale of the shares by the Initial Stockholder. The transaction closed on November 10, 2017 and the underwriter purchased 1,000,000 shares under its over-allotment option on December 7, 2017.

On December 13, 2017, we entered into an Underwriting Agreement among the Company, the Initial Stockholder and the Underwriter, for the sale by the Initial Stockholder of 7,500,000 additional shares of the Company’s Common Stock, par value $0.01 per share. The shares sold by the Initial Stockholder were beneficially owned by Fortress. The Company did not receive any proceeds from the sale of the shares by the Initial Stockholder. The transaction closed on December 18, 2017.

At December 31, 2017, the Initial Stockholder owned approximately 44% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress. On December 27, 2017, SoftBank acquired Fortress and Fortress now operates within SoftBank as an independent business headquartered in New York. There can be no assurance that the Initial Stockholder will not offer or sell in the future any of its remaining shares beneficially owned by American International Group and its affiliates.

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and the Company to acquire from the Initial Stockholder 54,937,500 shares (representing approximately 40.6% of the outstanding shares of our common stock as of such date), representing the entire holdings of our stock beneficially owned by Fortress. The Apollo-Värde Transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions.

The Share Purchase Agreement is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 4, 2018, and such Current Report on Form 8-K, including Exhibit 10.1 thereto, is incorporated by reference herein in its entirety. Upon closing of the Apollo-Värde Transaction, we expect to enter into an Amended and Restated Stockholders’ Agreement, the expected terms of which are described in such Current Report on Form 8-K. Further, upon closing of the Apollo-Värde Transaction, we expect to recognize non-cash incentive compensation expense of approximately $108 million along with a capital contribution offset such that the overall impact to our shareholders’ equity will be neutral. See Note 24 of the Notes to Consolidated Financial Statements included in this report for further information.

SFC’s MEDIUM-TERM NOTE ISSUANCES

6.125% SFC Notes

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a Third Supplemental Indenture, dated as of May 15, 2017 (the “SFC Third Supplemental Indenture” ), pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis.

On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering. The initial 2022 SFC Notes and the Additional SFC Notes (collectively, the “6.125% SFC Notes”), are treated as a single class of debt securities and have the same terms, other than the issue date and the issue price.

SFC used a portion of these net proceeds to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC used the remaining net proceeds for general corporate purposes.

5.625% SFC Notes

On December 8, 2017, SFC issued $875 million aggregate principal amount of 5.625% Senior Notes due 2023 (the ‘‘5.625% SFC Notes’’) under the SFC Base Indenture as supplemented by a Fourth Supplemental Indenture dated as of December 8, 2017 (the “SFC Fourth Supplemental Indenture”), pursuant to which OMH provided a guarantee of the 5.625% SFC Notes on an unsecured basis. SFC used a portion of these net proceeds to repay at maturity approximately $557 million aggregate principal amount of its existing 6.90% Medium-Term Notes. SFC intends to use the remaining net proceeds for general corporate purposes, which may include additional debt repurchases and repayments.

See Note 2 and 12 of the Notes to Consolidated Financial Statements included in this report for further information on the SFC Offerings.

OMFH SECURITIZATION OFFERING

On December 11, 2017, OMFH, as sponsor, completed an offering of approximately $605 million of asset-backed notes in a private offering (the ‘‘December OMFH Securitization’’). The December OMFH Securitization included one class of senior asset-backed notes and four classes of subordinate asset-backed notes. The assets that were pledged consist of a pool of non-revolving, fixed-rate loans secured by automobiles, light-duty trucks and other vehicles. At least 5% of the initial note principal balance of each class of notes and the residual interest in the issuing entity were retained in satisfaction of the risk retention requirements of Section 941 of the Dodd-Frank Act.

See Note 13 of the Notes to Consolidated Financial Statements included in this report for further information on the December OMFH Securitization.

MATURITY OF SFC’S 6.90% MEDIUM-TERM NOTES

On December 15, 2017, the $557 million outstanding principal amount of SFC’s 6.90% Medium-Term Notes, Series J became due and payable.

See Note 12 of the Notes to Consolidated Financial Statements included in this report for further information on the maturity of SFC’s 6.90% medium-term notes.

REDEMPTION OF THE OMFH 2019 NOTES

On December 8, 2017, OMFH issued a notice of redemption to redeem all $700 million outstanding principal amount of its 6.75% Senior Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018.

See Notes 12 and 24 of the Notes to Consolidated Financial Statements included in this report for further information on the Redemption of the OMFH Notes.

THE TAX ACT

On December 22, 2017, the President signed into law the Tax Act, which contains substantial changes to the Internal Revenue Code effective January 1, 2018, including a reduction in the federal corporate tax rate from 35% to 21%. In the long-term, we anticipate that we will have an overall benefit from the reduction in the tax rate slightly offset by potential deductions disallowed under the current law. However, we recognized an $81 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. For further information see Note 18 of the Notes to Consolidated Financial Statements included in this report.

IMPACT OF HURRICANES HARVEY, IRMA AND MARIA

In August and September of 2017, our customers in certain areas of the United States and Puerto Rico were impacted by hurricanes Harvey, Irma and Maria. The estimated total hurricane-related impact recorded during 2017 was approximately $25 million, consisting primarily of increases in our loan loss reserve and borrower-related assistance programs. See additional discussion under “Results of Operations” and “Segment Results” below.

COST SYNERGIES

As of December 31, 2017, we had incurred approximately $239 million of acquisition-related transaction and integration expenses ($69 million incurred during 2017) from the OneMain Acquisition.

We achieved our estimated cost synergies from the OneMain Acquisition, including approximately $200 million in lower operating expenses, which were fully realized by the end of the fourth quarter of 2017. Furthermore, our transition services agreement with Citigroup terminated on May 1, 2017 in accordance with its terms, and we are no longer required to make any further payments under the agreement.

OUTLOOK

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities to strengthen our capital base through the following key initiatives:

•	Continuing the growth in receivables through enhanced marketing strategies and customer product options;

•	Growing secured lending originations with a goal of enhancing credit performance;

•	Leveraging our scale and cost discipline across the Company to deliver improved operating leverage;

•	Increasing tangible equity and reducing leverage; and

•	Maintaining a strong liquidity level with diversified funding sources.

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

(dollars in millions, except per share amounts)
Years Ended December 31,	2017	2016	2015

Interest income	$3,196	$3,110	$1,930
Interest expense	816	856	715
Provision for finance receivable losses	955	932	716
Net interest income after provision for finance receivable losses	1,425	1,322	499
Net gain on sale of SpringCastle interests	—	167	—
Other revenues	560	606	262
Acquisition-related transaction and integration expenses	69	108	62
Other expenses	1,485	1,631	925
Income (loss) before income tax expense (benefit)	431	356	(226)
Income tax expense (benefit)	248	113	(133)
Net income (loss)	183	243	(93)
Net income attributable to non-controlling interests	—	28	127
Net income (loss) attributable to OMH	$183	$215	$(220)

Share Data:
Weighted average number of shares outstanding:
Basic	135,249,314	134,718,588	127,910,680
Diluted	135,678,991	135,135,860	127,910,680
Earnings (loss) per share:
Basic	$1.35	$1.60	$(1.72)
Diluted	$1.35	$1.59	$(1.72)

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$14,957	$13,732	$15,559
Number of accounts	2,360,604	2,208,894	2,465,857
Finance receivables held for sale:
Net finance receivables	$132	$153	$793
Number of accounts	2,460	2,800	148,932
Finance receivables held for investment and held for sale: (b)
Average net receivables	$14,057	$14,463	$8,305
Yield	22.64%	21.37%	23.04%
Gross charge-off ratio	7.50%	6.05%	4.36%
Recovery ratio	(0.76)%	(0.51)%	(0.67)%
Net charge-off ratio	6.74%	5.54%	3.69%
30-89 Delinquency ratio	2.49%	2.31%	2.57%
Origination volume	$10,537	$9,475	$5,803
Number of accounts originated	1,442,895	1,326,574	991,051

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale, but excludes real estate loans held for sale in order to be comparable with our segment statistics disclosed in “Segment Results.”

Comparison of Consolidated Results for 2017 and 2016

Interest income increased $86 million in 2017 when compared to 2016 due to the net of the following:

•	Finance charges increased $147 million primarily due to the net of the following:

•
Yield on finance receivables held for investment increased primarily due to lower amortization of purchase premium on non-credit impaired finance receivables. This increase was partially offset by the continued shift of the portfolio towards secured personal loans and direct auto customers who tend to have loans with lower yields and lower charge-offs relative to our unsecured personal loans.

•
Average net receivables held for investment decreased primarily due to (i) the SpringCastle Interests Sale and (ii) our liquidating real estate loan portfolio, including transfers of $307 million of real estate loans to finance receivables held for sale during 2016. This decrease was partially offset by the continued growth in our personal loan portfolio.

•
Interest income on finance receivables held for sale decreased $61 million primarily due to (i) personal loans sold in the Lendmark Sale in May 2016, and (ii) the real estate loans in finance receivables held for sale during 2016 period, which were sold in the fourth quarter of 2016.

Interest expense decreased $40 million in 2017 when compared to 2016 due to the net of the following:

•
Average debt decreased primarily due to debt elimination associated with the SpringCastle Interests Sale and net debt issuance and repayment activity in 2017. This decrease was partially offset by net debt issuances during the past 12 months relating to SFC’s offerings of the 6.125% SFC Notes in May of 2017 and our securitization transactions. See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

•
Weighted average interest rate on our debt increased primarily due to (i) SFC’s offering of the 8.25% SFC Notes in April of 2016, (ii) the debt elimination associated with the SpringCastle Interests Sale, and (iii) the pay down of securitizations, which had a lower interest rate relative to our other indebtedness. This increase was partially offset by the repurchase of $600 million of unsecured notes, which had a higher interest rate relative to our other indebtedness.

Provision for finance receivable losses increased $23 million in 2017 when compared to 2016 primarily due to (i) the growth in our personal loan portfolio during the past 12 months, (ii) continued alignment and enhancement of our collection practices which resulted in higher provision from an increase in the loans now classified as TDR, (iii) a greater proportion of charge-offs from our purchased credit impaired finance receivables in 2016, which were not recorded as charge-offs through the allowance for finance receivable losses and (iv) the estimated impacts of hurricanes Harvey, Irma and Maria. Based on information currently available, we estimate the impact to net charge-offs attributable to these hurricanes to be $17 million and have increased our provision for finance receivable losses accordingly. This increase was partially offset by $22 million reduction in the impairment in the purchased credit impaired loans due to the increase in expected cash flows in that portfolio.

Net gain on sale of SpringCastle interests of $167 million in 2016 reflected the net gain associated with the sale of our equity interests in the SpringCastle Joint Venture on March 31, 2016.

Other revenues decreased $46 million in 2017 when compared to 2016 primarily due to (i) a decrease in insurance revenues of $29 million during 2017 primarily due to lower volume of loans with insurance products sold and a decrease in revenues from runoff business, (ii) a decrease of $18 million in 2017 due to net gain on sales of personal and real estate loans in 2016, (iii) a decrease in investment revenue of $13 million primarily due to lower realized gains on securities sold in the 2017 period, and (iv) a decrease of $12 million driven by higher net loss on repurchases and repayments of debt in 2017. This decrease was partially offset by (i) a $13 million increase in fee revenues from auto and home membership plans sold in the 2017 period, (ii) a $9 million lower market adjustment on finance receivables held for sale in 2017 compared to 2016 and (iii) an increase of $5 million of servicing fee income for the full year 2017 versus partial year 2016 related to the SpringCastle Portfolio.

Acquisition-related transaction and integration costs decreased $39 million in 2017 when compared to 2016 primarily due to (i) $32 million of lower compensation costs associated with severance and stock compensation costs in 2017, (ii) a $13 million claim reserve adjustment for pre-acquisition non-credit insurance policies, and (iii) $9 million of lower system conversions and project management servicing fees. These decreases were partially offset by $17 million in expenses associated with branch and administrative office consolidations. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses decreased $146 million in 2017 when compared to 2016 due to the following:

•
Other operating expenses decreased $132 million primarily due to (i) a decrease in Citigroup transition expenses of $55 million, (ii) lower professional and audit expenses of $33 million during the 2017 period, (iii) an increase in the deferral of origination costs of $22 million due to the increase in the number of loans originated in the 2017 period compared to prior year, and (iv) a decrease in amortization of other intangible assets of $18 million during the 2017 period.

•	Salaries and benefits decreased $31 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Insurance policy benefits and claims increased $17 million primarily due to the prior year favorable variances of $12 million in credit claim and benefit reserves and a $5 million increase in reserve for non-credit insurance products due to higher growth in sales.

Income taxes totaled $248 million for 2017 compared to $113 million for 2016. The increase is primarily due to the impact of the Tax Act and higher pretax earnings in 2017. The effective tax rate for 2017 was 57.5% compared to 31.8% for 2016. The effective tax rate for 2017 differed from the federal statutory rate primarily due to the recognition of the impact of the Tax Act and the effects of state income taxes. As a result of the Tax Act we recognized an $81 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. The effective tax rate for 2016 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio and the effects of state income taxes. See Note 18 of the Notes to Consolidated Financial Statements included in this report for further information on the effective tax rates.

Comparison of Consolidated Results for 2016 and 2015

Interest income increased $1.2 billion in 2016 when compared to 2015 due to the net of the following:

•	Finance charges increased $1.2 billion primarily due to the net of the following:

•
Average net receivables held for investment increased primarily due to (i) loans acquired in the OneMain Acquisition and (ii) the continued growth of our loan portfolio (primarily of our secured personal loans). This increase was partially offset by (i) the SpringCastle Interests Sale, (ii) the transfer of $608 million of our personal loans to finance receivables held for sale on September 30, 2015, and (iii) our liquidating real estate loan portfolio, including the transfers of $257 million and $50 million of real estate loans to finance receivables held for sale on June 30, 2016 and November 30, 2016, respectively.

•
Yield on finance receivables held for investment decreased primarily due to (i) the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans, and (ii) the effects of purchase accounting adjustments relating to the OneMain Acquisition.

•
Interest income on finance receivables held for sale increased $14 million primarily due to (i) the transfer of $608 million of our personal loans to held for sale on September 30, 2015, which were sold in the Lendmark Sale on May 2, 2016, and (ii) the transfers of $307 million of real estate loans to finance receivables held for sale during 2016, which were sold in the August 2016 Real Estate Loan Sale and December 2016 Real Estate Loan Sale.

Interest expense increased $141 million in 2016 when compared to 2015 due to the net of the following:

•
Average debt increased primarily due to (i) debt acquired in the OneMain Acquisition and (ii) net unsecured debt issued during the 2016 period. This increase was partially offset by (i) the elimination of the debt associated with the SpringCastle Interests Sale and (ii) net repayments under our conduit facilities. See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this report for further information on our long-term debt, consumer loan securitization transactions, and our conduit facilities.

•
Weighted average interest rate on our debt decreased primarily due to (i) debt acquired from the OneMain Acquisition, which generally has a lower weighted average interest rate relative to SFC's weighted average interest rate, and (ii) the repurchase of $600 million unsecured notes, which had a higher interest rate relative to our other indebtedness, in connection with SFC’s offering of the 8.25% SFC Notes, as defined in “Liquidity and Capital Resources” included in this report. The decrease was partially offset by (i) SFC’s offering of the 8.25% SFC Notes in April of 2016 and (ii) the elimination of debt associated with the SpringCastle Interests Sale, which generally had a lower interest rate relative to our other indebtedness.

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

Net gain on sale of SpringCastle interests of $167 million in 2016 reflected the net gain associated with the sale of our equity interest in the SpringCastle Joint Venture on March 31, 2016. See Note 2 of the Notes to Consolidated Financial Statements included in this report for further information on this sale.

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

Income taxes totaled $113 million for 2016 compared to benefit from income taxes of $133 million for 2015. The effective tax rate for 2016 was 31.8% compared to 59.0% for 2015. The effective tax rate for 2016 and 2015 differed from the federal statutory rate primarily due to the effect of the non-controlling interest in the previously owned SpringCastle Portfolio, partially offset by the effect of state income taxes. On March 31, 2016, the Company sold its equity interest in the SpringCastle Portfolio. See Note 18 of the Notes to Consolidated Financial Statements included in this report for further information on the effective rates.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain (loss) on sales of personal and real estate loans, net gain on sale of SpringCastle interests, SpringCastle transaction costs, losses resulting from repurchases and repayments of debt, debt refinance costs, net loss on liquidation of our United Kingdom subsidiary, and income attributable to non-controlling interests. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance and as a performance goal under the company’s executive compensation programs. Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income taxes attributable to OMH on a Segment Accounting Basis to adjusted pretax income (loss) attributable to OMH (non-GAAP) by segment were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$676	$688	$345
Adjustments:
Acquisition-related transaction and integration expenses	66	100	16
Net gain on sale of personal loans	—	(22)	—
Net loss on repurchases and repayments of debt	18	14	—
Debt refinance costs	—	4	—
Adjusted pretax income (non-GAAP)	$760	$784	$361

Acquisitions and Servicing
Income before income taxes - Segment Accounting Basis	$1	$225	$254
Adjustments:
Net gain on sale of SpringCastle interests	—	(167)	—
Acquisition-related transaction and integration expenses	—	1	1
SpringCastle transaction costs	—	1	—
Income attributable to non-controlling interests	—	(28)	(127)
Adjusted pretax income (non-GAAP)	$1	$32	$128

Other
Loss before income taxes - Segment Accounting Basis	$(41)	$(90)	$(284)
Adjustments:
Acquisition-related transaction and integration expenses	6	27	48
Net loss on sale of real estate loans	—	12	—
Net loss on liquidation of United Kingdom subsidiary	—	6	—
Net loss on repurchases and repayments of debt	—	1	—
Debt refinance costs	—	1	—
Adjusted pretax loss (non-GAAP)	$(35)	$(43)	$(236)

Acquisition-related transaction and integration expenses incurred as a result of the OneMain Acquisition and the Lendmark Sale include (i) compensation and employee benefit costs, such as retention awards and severance costs, (ii) accelerated amortization of acquired software assets, (iii) rebranding to the OneMain brand, (iv) branch infrastructure and other fixed asset integration costs, (v) information technology costs, such as internal platform development, software upgrades and licenses, and technology termination costs, (vi) legal fees and project management costs, (vii) system conversions, including human capital management, marketing, risk, and finance functions, and (viii) other costs and fees directly related to the OneMain Acquisition and integration.

Segment Results

See Note 22 of the Notes to Consolidated Financial Statements included in this report for (i) a description of our segments, (ii) reconciliations of segment totals to consolidated financial statement amounts, (iii) methodologies used to allocate revenues and expenses to each segment, and (iv) further discussion of the differences in our Segment Accounting Basis and GAAP.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2017	2016	2015

Interest income	$3,305	$3,328	$1,482
Interest expense	765	738	242
Provision for finance receivable losses	963	911	351
Net interest income after provision for finance receivable losses	1,577	1,679	889
Other revenues	565	604	276
Other expenses	1,382	1,499	804
Adjusted pretax income (non-GAAP)	$760	$784	$361

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$14,820	$13,455	$12,954
Number of accounts	2,355,682	2,200,584	2,202,091
Finance receivables held for sale:
Net finance receivables	$—	$—	$617
Number of accounts	—	—	145,736
Finance receivables held for investment and held for sale: (b)
Average net receivables	$13,860	$13,445	$5,734
Yield	23.84%	24.75%	25.85%
Gross charge-off ratio (c)	7.94%	7.82%	7.52%
Recovery ratio	(0.93)%	(0.77)%	(0.80)%
Net charge-off ratio (c)	7.01%	7.05%	6.72%
30-89 Delinquency ratio	2.44%	2.26%	2.23%
Origination volume	$10,537	$9,455	$5,715
Number of accounts originated	1,442,895	1,326,574	991,051

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale for the 2016 and 2015 periods in connection with the Lendmark Sale.

(c)
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

Comparison of Adjusted Pretax Income for 2017 and 2016

Interest income decreased $23 million in 2017 when compared to 2016 due to the net of the following:

•
Interest income on finance receivables held for sale decreased $56 million in 2017 due to the transfer of our personal loans to finance receivables held for sale in the 2015 period that were sold in the Lendmark Sale in May of 2016.

•	Finance charges increased $33 million primarily due to the net of the following:

•	Average net receivables held for investment increased primarily due to the continued growth in our personal loan portfolio.

•
Yield on finance receivables held for investment decreased primarily due to the continued shift of the portfolio towards secured personal loans and direct auto customers who tend to have loans with lower yields and lower charge offs relative to our unsecured personal loans.

Interest expense increased $27 million in 2017 when compared to 2016 primarily due to an increase in the utilization of financing from unsecured notes which generally have higher interest rates relative to our other indebtedness.

Provision for finance receivable losses increased $52 million in 2017 when compared to 2016 primarily due to (i) the growth in our personal loan portfolio during the past 12 months, (ii) continued alignment and enhancement of our collection practices which resulted in an increase in the loans now classified as TDR and (iii) the estimated impacts of hurricanes Harvey and Irma. Based on information currently available, we estimate the impact to net charge-offs attributable to these hurricanes to be $12 million and have increased our provision for finance receivable losses accordingly.

Other revenues decreased $39 million in 2017 when compared to 2016 primarily due to (i) a decrease in insurance revenues of $29 million during 2017 primarily due to lower volume of loans with insurance products sold and a decrease in revenue from runoff business and (ii) a decrease in investment revenue of $20 million primarily due to lower realized gains on securities sold and reinvestments into lower yielding assets. This decrease was offset by an increase in fee revenues of $10 million from auto and home membership plans sold in 2017.

Other expenses decreased $117 million in 2017 when compared to 2016 due to the net of the following:

•
Other operating expenses decreased $120 million primarily due to (i) a decrease in Citigroup transition expense of $55 million during the 2017 period, (ii) lower professional, travel, and audit expenses of $41 million during the 2017 period, and (iii) an increase in deferral of origination costs of $22 million related to higher loan originations.

•	Salaries and benefits decreased $20 million primarily due to a decrease in average staffing as a result of our integration of the two legacy companies.

•
Insurance policy benefits and claims increased $23 million primarily due to the unfavorable variances of $18 million in credit claim and benefit reserves compared to the prior year and a $5 million increase in reserves for non-credit insurance products due to higher growth in sales.

Comparison of Adjusted Pretax Income for 2016 and 2015

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

•	Yield decreased primarily due to the continued growth of secured personal loans, which generally have lower yields relative to our unsecured personal loans.

•
Interest income on finance receivables held for sale of $56 million and $43 million in 2016 and 2015, respectively, resulted from the transfer of personal loans to finance receivables held for sale on September 30, 2015 and sold in the Lendmark Sale on May 2, 2016.

Interest expense increased $496 million in 2016 when compared to 2015 primarily due to (i) interest expense of $284 million resulting from the OneMain Acquisition and (ii) a change in the methodology of allocating interest expense. See Note 22 of the Notes to Consolidated Financial Statements included in this report for the allocation methodologies.

Provision for finance receivable losses increased $560 million in 2016 when compared to 2015 primarily due to (i) provision for finance receivable losses of $512 million resulting from the OneMain Acquisition and (ii) higher net charge-offs on Springleaf personal loans reflecting growth during 2016. This increase was partially offset by the continued refinement of our estimates of allowance for finance receivable losses and their related assumptions based on ongoing integration and alignment of collection and charge-off practices.

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

ACQUISITIONS AND SERVICING

Adjusted pretax income attributable to OMH and selected financial statistics for Acquisitions and Servicing (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2017	2016	2015

Interest income	$—	$102	$463
Interest expense	—	20	87
Provision for finance receivable losses	—	14	68
Net interest income after provision for finance receivable losses	—	68	308
Other revenues	42	49	58
Other expenses	41	57	111
Adjusted pretax income (non-GAAP)	1	60	255
Pretax earnings attributable to non-controlling interests	—	28	127
Adjusted pretax income attributable to OMH (non-GAAP)	$1	$32	$128

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$—	$—	$1,703
Number of accounts	—	—	232,383
Average net receivables	$—	$414	$1,887
Yield	—%	24.56%	24.54%
Net charge-off ratio	—%	3.48%	3.49%
30-89 Delinquency ratio	—%	—%	4.40%

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment.

OTHER

“Other” consist of our non-originating legacy operations, which include (i) our liquidating real estate loan portfolio as discussed below and (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation).

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

Adjusted pretax loss of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015
Interest income	$23	$51	$76
Interest expense (a)	21	43	268
Provision for finance receivable losses (b)	7	6	(1)
Net interest income (loss) after provision for finance receivable losses	(5)	2	(191)
Other revenues (c)	3	(19)	3
Other expenses (d)	33	26	48
Adjusted pretax loss (non-GAAP)	$(35)	$(43)	$(236)

(a)
Interest expense for 2016 when compared to 2015 reflected a change in the methodology of allocating interest expense. See Note 22 of the Notes to Consolidated Financial Statements included in this report for the allocation methodologies table.

(b) Provision for finance receivable losses for 2017 includes a $5 million increase due to estimated net charge-offs attributable to the impact of hurricanes Harvey and Maria.

(c) Other revenues for purposes of our segment reporting presentation in Note 22 of the Notes to Consolidated Financial Statements included in this report, we have combined the lower of cost or fair value adjustments recorded on the date the real estate loans were transferred to finance receivables held for sale with the final gain (loss) on the sales of these loans.

(d)	Other expenses for 2015 reflected non-cash incentive compensation relating to the rights of certain executives to receive a portion of the cash proceeds received by the Initial Stockholder.

Net finance receivables held for investment of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)
December 31,	2017	2016	2015

Net finance receivables:
Personal loans	$—	$11	$17
Real estate loans	136	153	565
Retail sales finance	6	12	24
Total	$142	$176	$606

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2017
Personal loans	$14,820	$—	$3	$14,823
Real estate loans	—	136	(8)	128
Retail sales finance	—	6	—	6
Total	$14,820	$142	$(5)	$14,957

December 31, 2016
Personal loans	$13,455	$11	$111	$13,577
Real estate loans	—	153	(9)	144
Retail sales finance	—	12	(1)	11
Total	$13,455	$176	$101	$13,732
The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At December 31, 2017, 43% of our personal loans were secured by titled collateral, compared to 36% at December 31, 2016.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

December 31, 2017 *
FICO scores
660 or higher	$3,950	$42	$3	$3,995
620-659	3,919	21	1	3,941
619 or below	6,954	65	2	7,021
Total	$14,823	$128	$6	$14,957

December 31, 2016
FICO scores
660 or higher	$3,424	$41	$5	$3,470
620-659	3,383	23	2	3,408
619 or below	6,747	77	4	6,828
Unavailable	23	3	—	26
Total	$13,577	$144	$11	$13,732

*
The shift in FICO distribution includes the alignment in FICO versions across OMH. Effective March 31, 2017, the legacy Springleaf FICO scores were refreshed to FICO 08 version, which is comparable with the legacy OneMain FICO version.

DELINQUENCY

We consider the delinquency status of our finance receivables as the primary indicator of credit quality. We monitor delinquency trends to evaluate the risk of future credit losses and employ advanced analytical tools to manage our exposure and appetite. Our branch team members work with customers through occasional periods of financial difficulty and offer a variety of borrower assistance programs to help customers continue to make payments. Team members also actively engage in collection activities throughout the early stages of delinquency. We closely track and report the percentage of receivables that are contractually 30-89 days past due as a benchmark of portfolio quality, collections effectiveness, and as a strong indicator of losses in coming quarters.

When finance receivables are contractually 60 days past due, we consider them delinquent and transfer collections management of these accounts to our centralized operations, as these accounts are considered to be at increased risk for loss. Use of our centralized operations teams for managing late stage delinquency allows us to apply more advanced collections technologies/tools and drives operating efficiencies in servicing. At 90 days past due, we consider our finance receivables to be nonperforming.

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2017
Current	$14,119	$109	$—	$14,228
30-59 days past due	205	9	(2)	212
Delinquent (60-89 days past due)	157	4	(1)	160
Performing	14,481	122	(3)	14,600

Nonperforming (90+ days past due)	339	20	(2)	357
Total net finance receivables	$14,820	$142	$(5)	$14,957

Delinquency ratio
30-89 days past due	2.44%	8.60%	*	2.49%
30+ days past due	4.73%	22.75%	*	4.88%
60+ days past due	3.35%	16.66%	*	3.46%
90+ days past due	2.29%	14.15%	*	2.39%

December 31, 2016
Current	$12,799	$131	$103	$13,033
30-59 days past due	174	10	(1)	183
Delinquent (60-89 days past due)	130	4	—	134
Performing	13,103	145	102	13,350

Nonperforming (90+ days past due)	352	31	(1)	382
Total net finance receivables	$13,455	$176	$101	$13,732

Delinquency ratio
30-89 days past due	2.26%	8.32%	*	2.31%
30+ days past due	4.88%	25.88%	*	5.09%
60+ days past due	3.59%	20.16%	*	3.76%
90+ days past due	2.62%	17.56%	*	2.78%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the credit quality of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Year Ended December 31, 2017
Balance at beginning of period	$732	$—	$31	$(74)	$689
Provision for finance receivable losses	963	—	7	(15)	955
Charge-offs	(1,100)	—	(7)	53	(1,054)
Recoveries	129	—	4	(26)	107
Balance at end of period	$724	$—	$35	$(62)	$697

Allowance ratio	4.88%	—%	24.28%	(a)	4.66%

Year Ended December 31, 2016
Balance at beginning of period	$769	$4	$70	$(251)	$592
Provision for finance receivable losses	911	14	6	1	932
Charge-offs	(1,050)	(17)	(18)	210	(875)
Recoveries	102	3	8	(39)	74
Other (b)	—	(4)	(35)	5	(34)
Balance at end of period	$732	$—	$31	$(74)	$689

Allowance ratio	5.44%	—%	17.51%	(a)	5.01%

Year Ended December 31, 2015
Balance at beginning of period	$134	$3	$91	$(46)	$182
Provision for finance receivable losses	351	68	(1)	298	716
Charge-offs	(427)	(79)	(28)	174	(360)
Recoveries	46	12	8	(11)	55
Other (c)	665	—	—	(666)	(1)
Balance at end of period	$769	$4	$70	$(251)	$592

Allowance ratio	5.94%	0.25%	11.57%	(a)	3.81%

(a)	Not applicable.

(b)	Other consists of:

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 of the Notes to Consolidated Financial Statements included in this report for more information about the sale; and

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

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, along with the volume of our TDR activity, are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2016 due to the change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration.

In aggregate, our Consumer and Insurance allowance for finance receivable losses decreased by $8 million during 2017, inclusive of $12 million related to estimates of impacts to charge-offs resulting from hurricanes Harvey and Irma.

See Notes 4 and 6 of the Notes to Consolidated Financial Statements included in this report for more information about changes in the allowance for finance receivable losses.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2017
TDR net finance receivables	$481	$74	$(188)	$367
Allowance for TDR finance receivable losses	191	26	(70)	147

December 31, 2016
TDR net finance receivables	$421	$71	$(296)	$196
Allowance for TDR finance receivable losses	154	23	(97)	80

Upon the completion of our branch integration in the first quarter of 2017, we continued the alignment and enhancement of our collection processes, which in the second quarter of 2017 resulted in an increase in the loans now classified as TDRs, and accordingly, we reclassified the associated allowance for finance receivable losses. This resulted in a reduction to the allowance for non-TDR finance receivables and an increase to the allowance for TDR finance receivable losses. The allowance for non-TDR finance receivable losses continues to reflect our historical loss coverage.

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

SFC Issuance of 5.625% Senior Notes Due 2023

On December 8, 2017, SFC issued $875 million aggregate principal amount of the 5.625% SFC Notes under the SFC Fourth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 5.625% SFC Notes on an unsecured basis. SFC used a portion of the net proceeds from the sale of the 5.625% SFC Notes to repay at maturity approximately $557 million aggregate principal amount of SFC’s existing 6.90% Medium-Term Notes and for general corporate purposes. See Note 12 of the Notes to Consolidated Financial Statements included in this report for further information on the issuance.

SFC Issuance of 6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of the 6.125% SFC Notes under the SFC Third Supplemental Indenture, pursuant to which OMH provided a guarantee of the 6.125% SFC Notes on an unsecured basis. On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of the Additional SFC Notes in an add-on offering. SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC used the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes. See Note 12 of the Notes to Consolidated Financial Statements included in this report for further information on the issuance.

Securitizations and Borrowings from Revolving Conduit Facilities

During 2017, we (i) completed two consumer loan securitizations and two auto securitization, and (ii) exercised our right to redeem the 2014-A Notes and the 2014-1 Notes. At December 31, 2017, we had $9.8 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During 2017, we (i) terminated eight revolving conduit agreements and (ii) entered into seven new conduit facilities. At December 31, 2017, we had access to 10 conduit facilities with a total borrowing capacity of $5.1 billion. At December 31, 2017, no amounts were drawn under these facilities.

See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Subsequent to December 31, 2017, we completed the following transactions:

•
On January 8, 2018, we redeemed $700 million in aggregate principal amount of OMFH’s 6.75% Senior Notes due 2019. See Note 24 of the Notes to Consolidated Financial Statements included in this report for further information regarding this redemption.

•
On February 2, 2018, OneMain Financial B6 Warehouse Trust voluntarily terminated its note purchase agreement. Concurrently, we entered into the OneMain Financial Funding VIII LSA with the same third party lenders who were party to the terminated note purchase agreement with the OneMain Financial B6 Warehouse Trust. Under the OneMain Financial Funding VIII LSA, we may borrow up to a maximum principal balance of $450 million. See Note 24 of the Notes to Consolidated Financial Statements included in this report for further information.

•	We have drawn a net amount of $475 million under our various revolving conduit facilities.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At December 31, 2017, we had $987 million of cash and cash equivalents, which included $242 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes. During 2017, we generated net income attributable to OMH of $183 million. Our net cash outflow from operating and investing activities totaled $637 million in 2017. At December 31, 2017, our scheduled principal and interest payments for 2018 on our existing debt (excluding securitizations) totaled $1.1 billion. As of December 31, 2017, we had $5.0 billion UPB of unencumbered personal loans and $328 million UPB of unencumbered real estate loans (including $193 million held for sale). Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

See Notes 12 and 13 of the Notes to Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

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

We have not paid dividends since our initial public offering in 2013. However, we plan to evaluate the potential for capital distributions in 2018 based on the achievement of our liquidity and target leverage objectives, among other factors. Any capital distribution, including any declaration and payment of future dividends to holders of our common stock, will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant. There can be no assurances that we will make any capital distributions in 2018 or at any time thereafter and, even if we make capital distributions in 2018, there can be no assurances that we will continue to do so in the future. See “Dividend Policy” in Part II - Item 5 of this report for further information.

LIQUIDITY

Operating Activities

Net cash provided by operations of $1.6 billion for 2017 reflected net income of $183 million, the impact of non-cash items, and a favorable change in working capital of $17 million. Net cash provided by operations of $1.3 billion for 2016 reflected a net income of $243 million, the impact of non-cash items, and an unfavorable change in working capital of $119 million. Net cash provided by operations of $741 million for 2015 reflected a net loss of $93 million, the impact of non-cash items, and a favorable change in working capital of $103 million.

Investing Activities

Net cash used for investing activities of $2.2 billion for 2017 was primarily due to net principal originations of finance receivables held for investment and held for sale, partially offset by net sales, calls, and maturities of available-for-sale securities. Net cash used for investing activities of $106 million for 2016 was primarily due to net principal collections and originations of finance receivables held for investment and held for sale, partially offset by the SpringCastle Interests Sale, the Lendmark Sale, the August 2016 Real Estate Loan Sale, and the December 2016 Real Estate Loan Sale. Net cash used for investing activities of $2.2 billion for 2015 was primarily due to the OneMain Acquisition.

Financing Activities

Net cash provided by financing activities of $975 million for 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017 and the 5.625% SFC Notes in December 2017; offset primarily by the repayment at maturity of existing 6.90% Medium-Term Notes and the repurchase of existing 6.90% Medium-Term Notes. Net cash used for financing activities of $1.7 billion for 2016 was primarily due to net repayments of long term debt. Net cash provided by financing activities of $2.0 billion for 2015 reflected the debt issuances associated with the 2015-A and 2015-B securitizations.

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

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•	our inability to grow or maintain our personal loan portfolio with adequate profitability;

•	any inability to repay or default in the repayment of intercompany indebtedness owed to us by our affiliates or owed by us to our affiliates;

•	the effect of federal, state and local laws, regulations, or regulatory policies and practices;

•	potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans; and

•	the potential for disruptions in the debt and equity markets.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 14 of the Notes to Consolidated Financial Statements included in this report for further information on these restrictions and the dividends paid by our insurance subsidiaries during 2015 through 2017.

OUR DEBT AGREEMENTS

The debt agreements to which SFC, OMFH, and their subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 12 of the Notes to Consolidated Financial Statements included in this report for further information on the restrictive covenants under SFC’s and OMFH’s debt agreements, as well as the guarantees of SFC’s and OMFH’s long-term debt.

Contractual Obligations

At December 31, 2017, our material contractual obligations were as follows:

(dollars in millions)	2018 (a)	2019-2020	2021-2022	2023+	Securitizations	Total

Principal maturities on long-term debt:
Securitization debt (b)	$—	$—	$—	$—	$8,711	$8,711
Medium-term notes	700	1,995	2,446	1,175	—	6,316
Junior subordinated debt	—	—	—	350	—	350
Total principal maturities	700	1,995	2,446	1,525	8,711	15,377
Interest payments on debt (c)	385	740	372	580	587	2,664
Operating leases (d)	55	77	34	14	—	180
Total	$1,140	$2,812	$2,852	$2,119	$9,298	$18,221

(a)	On January 8, 2018, the Company redeemed all $700 million outstanding principal amount of OMFH’s 6.75% Senior Notes due 2019. See Note 24 for further information regarding this redemption.

(b)
On-balance sheet securitizations and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments. At December 31, 2017, there were no amounts drawn under our revolving conduit facilities.

(c)	Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2017.

(d)	Operating leases include annual rental commitments for leased office space, automobiles, and information technology and related equipment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated variable interest entities at December 31, 2017 or 2016, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of December 31, 2017, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. In our roll rate-based model, our finance receivable types are stratified by contractual delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

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

TDR FINANCE RECEIVABLES

When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. When we modify an account we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize or forgive past due interest or forgive principal. Account modifications that are deemed to be a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for impaired loans.

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

Recent Accounting Pronouncements

See Note 4 of the Notes to Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain of our assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 bp increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2017		2016
(dollars in millions)	+100 bp	-100 bp	+100 bp	-100 bp

Assets
Net finance receivables, less allowance for finance receivable losses	$(217)	$223	$(182)	$187
Finance receivables held for sale	(10)	12	(11)	13
Fixed-maturity investment securities	(62)	68	(69)	71

Liabilities
Long-term debt	$(375)	$236	$(327)	$193

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

Item 8. Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 21, 2018

We have served as the Company’s auditor since 2002.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2017	2016

Assets
Cash and cash equivalents	$987	$579
Investment securities	1,697	1,764
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $9.8 billion in 2017 and $9.5 billion in 2016)	14,823	13,577
Real estate loans	128	144
Retail sales finance	6	11
Net finance receivables	14,957	13,732
Unearned insurance premium and claim reserves	(590)	(586)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $465 million in 2017 and $501 million in 2016)	(697)	(689)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	13,670	12,457
Finance receivables held for sale	132	153
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $482 million in 2017 and $552 million in 2016)	498	568
Goodwill	1,422	1,422
Other intangible assets	440	492
Other assets	587	688

Total assets	$19,433	$18,123

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.7 billion in 2017 and $8.2 billion in 2016)	$15,050	$13,959
Insurance claims and policyholder liabilities	737	757
Deferred and accrued taxes	45	9
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2017 and $12 million in 2016)	323	332
Total liabilities	16,155	15,057
Commitments and contingent liabilities (Note 19)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 135,349,638 and 134,867,868 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	1,560	1,548
Accumulated other comprehensive income (loss)	11	(6)
Retained earnings	1,706	1,523
Total shareholders’ equity	3,278	3,066

Total liabilities and shareholders’ equity	$19,433	$18,123

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2017	2016	2015

Interest income:
Finance charges	$3,183	$3,036	$1,870
Finance receivables held for sale originated as held for investment	13	74	60
Total interest income	3,196	3,110	1,930

Interest expense	816	856	715

Net interest income	2,380	2,254	1,215

Provision for finance receivable losses	955	932	716

Net interest income after provision for finance receivable losses	1,425	1,322	499

Other revenues:
Insurance	420	449	211
Investment	73	86	52
Net loss on repurchases and repayments of debt	(29)	(17)	—
Net gain on sale of SpringCastle interests	—	167	—
Net gain on sales of personal and real estate loans and related trust assets	—	18	—
Other	96	70	(1)
Total other revenues	560	773	262

Other expenses:
Operating expenses:
Salaries and benefits	757	788	485
Acquisition-related transaction and integration expenses	69	108	62
Other operating expenses	544	676	344
Insurance policy benefits and claims	184	167	96
Total other expenses	1,554	1,739	987

Income (loss) before income tax expense (benefit)	431	356	(226)

Income tax expense (benefit)	248	113	(133)

Net income (loss)	183	243	(93)

Net income attributable to non-controlling interests	—	28	127

Net income (loss) attributable to OneMain Holdings, Inc.	$183	$215	$(220)

Share Data:
Weighted average number of shares outstanding:
Basic	135,249,314	134,718,588	127,910,680
Diluted	135,678,991	135,135,860	127,910,680
Earnings (loss) per share:
Basic	$1.35	$1.60	$(1.72)
Diluted	$1.35	$1.59	$(1.72)

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Net income (loss)	$183	$243	$(93)

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	21	36	(28)
Retirement plan liabilities adjustments	12	22	(9)
Foreign currency translation adjustments	6	4	(6)
Income tax effect:
Net unrealized (gains) losses on non-credit impaired available-for-sale securities	(7)	(13)	10
Retirement plan liabilities adjustments	(3)	(7)	3
Foreign currency translation adjustments	(2)	(1)	2
Other comprehensive income (loss), net of tax, before reclassification adjustments	27	41	(28)
Reclassification adjustments included in net income (loss):
Net realized gains on available-for-sale securities	(14)	(15)	(12)
Net realized gains on retirement plan liabilities	(2)	—	—
Net realized gain on foreign currency translation adjustments	—	(4)	—
Income tax effect:
Net realized gains on available-for-sale securities	5	5	4
Net realized gains on retirement plan liabilities	1	—	—
Reclassification adjustments included in net income (loss), net of tax	(10)	(14)	(8)
Other comprehensive income (loss), net of tax	17	27	(36)

Comprehensive income (loss)	200	270	(129)

Comprehensive income attributable to non-controlling interests	—	28	127

Comprehensive income (loss) attributable to OneMain Holdings, Inc.	$200	$242	$(256)

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders’ Equity

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066	$—	$3,066
Share-based compensation expense, net of forfeitures	—	17	—	—	17	—	17
Withholding tax on share-based compensation	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	17	—	17	—	17
Net income	—	—	—	183	183	—	183
Balance, December 31, 2017	$1	$1,560	$11	$1,706	$3,278	$—	$3,278

Balance, January 1, 2016	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730
Share-based compensation expense, net of forfeitures	—	22	—	—	22	—	22
Withholding tax on share-based compensation	—	(7)	—	—	(7)	—	(7)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	27	—	27	—	27
Net income	—	—	—	215	215	28	243
Balance, December 31, 2016	$1	$1,548	$(6)	$1,523	$3,066	$—	$3,066

Balance, January 1, 2015	$1	$529	$3	$1,528	$2,061	$(129)	$1,932
Sale of common stock, net of offering costs	—	976	—	—	976	—	976
Non-cash incentive compensation from Initial Stockholder	—	15	—	—	15	—	15
Share-based compensation expense, net of forfeitures	—	15	—	—	15	—	15
Excess tax benefit from share-based compensation	—	3	—	—	3	—	3
Withholding tax on vested RSUs	—	(5)	—	—	(5)	—	(5)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(77)	(77)
Other comprehensive loss	—	—	(36)	—	(36)	—	(36)
Net income (loss)	—	—	—	(220)	(220)	127	(93)
Balance, December 31, 2015	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Cash flows from operating activities
Net income (loss)	$183	$243	$(93)
Reconciling adjustments:
Provision for finance receivable losses	955	932	716
Depreciation and amortization	328	521	198
Deferred income tax charge (benefit)	30	(97)	(209)
Non-cash incentive compensation from Initial Stockholder	—	—	15
Net gain on liquidation of United Kingdom subsidiary	—	(4)	—
Net gain on sales of personal and real estate loans and related trust assets	—	(18)	—
Net loss on repurchases and repayments of debt	29	17	—
Share-based compensation expense, net of forfeitures	17	22	15
Net gain on sale of SpringCastle interests	—	(167)	—
Other	(4)	(8)	(4)
Cash flows due to changes in:
Other assets and other liabilities	13	(10)	(24)
Insurance claims and policyholder liabilities	(22)	(64)	27
Taxes receivable and payable	63	(47)	113
Accrued interest and finance charges	(37)	—	(14)
Other, net	—	2	1
Net cash provided by operating activities	1,555	1,322	741

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(2,275)	(1,203)	(1,037)
Proceeds on sales of finance receivables held for sale originated as held for investment	—	930	78
Purchase of OneMain Financial Holdings, LLC, net of cash and restricted cash acquired	—	—	(3,520)
Proceeds from sale of SpringCastle interests, net of restricted cash released	—	26	—
Cash received from CitiFinancial Credit Company	—	23	—
Available-for-sale securities purchased	(671)	(746)	(525)
Trading and other securities purchased	—	(17)	(1,482)
Available-for-sale securities called, sold, and matured	739	837	525
Trading and other securities called, sold, and matured	18	63	3,797
Proceeds from sale of real estate owned	4	8	14
Other, net	(7)	(27)	(36)
Net cash used for investing activities	(2,192)	(106)	(2,186)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	5,427	6,660	3,027
Proceeds from issuance of common stock, net of offering costs	—	—	976
Repayments of long-term debt	(4,447)	(8,320)	(1,960)
Distributions to joint venture partners	—	(18)	(77)
Excess tax benefit from share-based compensation	—	—	3
Withholding tax on vested RSUs and PRSUs	(5)	(7)	(5)
Net cash provided by (used for) financing activities	975	(1,685)	1,964

Consolidated Statements of Cash Flows (Continued)

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Effect of exchange rate changes on cash and cash equivalents	—	1	(1)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	338	(468)	518
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,147	1,615	1,097
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,485	$1,147	$1,615

Supplemental cash flow information
Cash and cash equivalents	$987	$579	$939
Restricted cash and restricted cash equivalents	498	568	676
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,485	$1,147	$1,615

Interest paid	(746)	$(765)	$(594)
Income taxes received (paid)	(156)	(249)	38

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$—	$1,945	$617
Transfer of finance receivables to real estate owned	9	8	11
Net unsettled investment security purchases	1	1	—

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2017

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

At December 31, 2017, the Initial Stockholder owned approximately 44% of OMH’s common stock. The Initial Stockholder is owned primarily by a private equity fund managed by an affiliate of Fortress. On December 27, 2017, SoftBank acquired Fortress and Fortress now operates within SoftBank as an independent business headquartered in New York.

See Note 24 regarding a definitive agreement entered into on January 3, 2018, among OMH, an investor group led by funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”) and Värde Partners, Inc. (“Värde” and together with Apollo, collectively, the “Apollo-Värde Group”) and the Initial Stockholder.

2. Significant Transactions

ONEMAIN ACQUISITION

On November 15, 2015, OMH completed its acquisition of OneMain from Citigroup for approximately $4.5 billion in cash (the OneMain Acquisition). OneMain is a leading consumer finance company in the United States, providing personal loans to primarily middle income households through a national, community based network. The results of OneMain are included in our consolidated results from November 1, 2015, pursuant to our contractual agreements with Citigroup.

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

The goodwill recognized from the OneMain Acquisition is reported in our Consumer and Insurance segment. We did not record any impairments to goodwill during 2017 and 2016. See Note 9 for the reconciliations of the carrying amounts of goodwill at the beginning and end of 2017 and 2016.

As of December 31, 2017, we had incurred approximately $239 million of acquisition-related transaction and integration expenses ($69 million incurred during 2017) in connection with the OneMain Acquisition and the Lendmark Sale, which we report as a component of operating expenses. These expenses primarily include transaction costs, technology termination and certain compensation and benefit related costs.

In connection with the closing of the OneMain Acquisition, on November 13, 2015, OMH and certain of its subsidiaries entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”), as well as the state attorneys general for Colorado, Idaho, Pennsylvania, Texas, Virginia, Washington and West Virginia. The Settlement Agreement resolved the inquiries of the DOJ and such attorneys general with respect to the OneMain Acquisition and allowed OMH to proceed with the closing. Pursuant to the Settlement Agreement, OMH agreed to divest 127 branches of SFC subsidiaries across 11 states as a condition for approval of the OneMain Acquisition. The Settlement Agreement required certain of OMH’s subsidiaries (the “Branch Sellers”) to operate these 127 branches as an ongoing, economically viable and competitive business until sold to the divestiture purchaser. The court overseeing the settlement appointed a third-party monitor to oversee management of the divestiture branches and ensure the Company’s compliance with the terms of the Settlement Agreement. The sale contemplated under the terms of the Settlement Agreement was consummated through the Lendmark Sale described below.

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

Notes to Consolidated Financial Statements, Continued

we would be able to consummate the Lendmark Sale prior to April 1, 2016, we requested two extensions of the closing deadline set forth in the Settlement Agreement. The DOJ granted our requests through May 13, 2016.

On May 2, 2016, we completed the Lendmark Sale for an aggregate cash purchase price of $624 million. Such sale was effective as of April 30, 2016, and included the sale to Lendmark of personal loans with an unpaid principal balance (“UPB”) as of March 31, 2016 of $600 million. We entered into a transition services agreement with Lendmark dated as of May 2, 2016 (the “Transition Services Agreement”), and our activities remained subject to the oversight of the Monitoring Trustee appointed by the court pursuant to the Settlement Agreement until the expiration of the Transition Services Agreement. The Transition Services Agreement expired on May 1, 2017.

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

SFC’s MEDIUM-TERM NOTE ISSUANCES

8.25% Senior Notes Due 2020

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a First Supplemental Indenture, dated as of December 3, 2014 (the “SFC First Supplemental Indenture”) and a Second Supplemental Indenture, dated as of April 11, 2016 (the “SFC Second Supplemental Indenture”), pursuant to which OMH provided a guarantee of the notes on an unsecured basis.

6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”) under the SFC Base Indenture, as supplemented by a Third Supplemental Indenture, dated as of May 15, 2017 (the “SFC Third Supplemental Indenture”), pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis.

On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering. The initial 2022 SFC Notes and the Additional SFC Notes (collectively, the “6.125% SFC Notes”), are treated as a single class of debt securities and have the same terms, other than the issue date and the issue price.

5.625% Senior Notes Due 2023

On December 8, 2017, SFC issued $875 million aggregate principal amount of 5.625% Senior Notes due 2023 (the ‘‘5.625% SFC Notes’’) under the SFC Base Indenture, as supplemented by a Fourth Supplemental Indenture dated as of December 8, 2017 (the “SFC Fourth Supplemental Indenture” and, collectively with the SFC Base Indenture, the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, and the SFC Third Supplemental Indenture, the “Indenture”), pursuant to which OMH provided a guarantee of the 5.625% SFC Notes on an unsecured basis.

See Note 12 for further information regarding our debt issuances.

INITIAL STOCKHOLDER SHARE SALES

On November 7, 2017, we entered into an Underwriting Agreement among the Company, the Initial Stockholder and Morgan Stanley & Co. LLC (the “Underwriter”), for the sale by the Initial Stockholder of 10,000,000 shares of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”), plus an option for the Underwriter to purchase up to an additional 1,500,000 shares of Common Stock within 30 days after the date of the Underwriting Agreement. The shares sold by the Initial Stockholder were beneficially owned by Fortress. The transaction closed on November 10, 2017 and the underwriter purchased 1,000,000 shares under its over-allotment option on December 7, 2017. The Company did not receive any proceeds from the sale of the shares by the Initial Stockholder.

Notes to Consolidated Financial Statements, Continued

On December 13, 2017, we entered into an Underwriting Agreement, among the Company, the Initial Stockholder and the Underwriter, for the sale by the Initial Stockholder of 7,500,000 additional shares of the Company’s Common Stock, par value $0.01 per share. The shares sold by the Initial Stockholder were beneficially owned by Fortress. The transaction closed on December 18, 2017. The Company did not receive any proceeds from the sale of the shares by the Initial Stockholder. After closing of the transaction, the Initial Stockholder owned approximately 44% of OMH’s common stock.

3. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using GAAP . The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned, except for certain indirect subsidiaries associated with a joint venture in which we owned a 47% equity interest prior to March 31, 2016), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2017 presentation, we reclassified certain items in prior periods of our consolidated financial statements. Also, to conform to the new alignment of our segments, as further discussed in Note 22, we have revised our prior period segment disclosures.

ACCOUNTING POLICIES

Operating Segments

Our segments coincide with how our businesses are managed. At December 31, 2017, our two segments include:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

In connection with the OneMain Acquisition, we include OneMain’s operations in our Consumer and Insurance segment.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include: (i) our liquidating real estate portfolio; (ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of the Springleaf United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

Beginning in 2017, management no longer views or manages our real estate assets as a separate operating segment. Therefore, we are now including Real Estate, which was previously presented as a distinct reporting segment, in “Other.” To conform to this new alignment of our segments, we have revised our prior period segment disclosures.

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a loan-by-loan basis. We classify finance receivables as held for investment due to our ability and intent to hold them until their contractual maturities. We carry finance receivables at amortized cost which includes accrued finance charges, net unamortized deferred origination costs and unamortized points and fees, unamortized net premiums and discounts on purchased finance receivables, and unamortized finance charges on precomputed receivables.

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

Notes to Consolidated Financial Statements, Continued

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

We stop accruing finance charges when four contractual payments become past due for personal loans and retail sales contracts and when the sixth contractual payment becomes past due for revolving retail accounts. For finance receivables serviced externally, including real estate loans, we stop accruing finance charges when the third or fourth contractual payment becomes past due depending on the type of receivable and respective third party servicer. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

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

Purchased Credit Impaired Finance Receivables

As part of each of our acquisitions, we identify a population of finance receivables for which it is determined that it is probable that we will be unable to collect all contractually required payments. The population of accounts identified generally consists of those finance receivables that are (i) 60 days or more past due at acquisition, (ii) which had been classified as TDR finance receivables as of the acquisition date, (iii) may have been previously modified, or (iv) had other indications of credit deterioration as of the acquisition date.

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

Notes to Consolidated Financial Statements, Continued

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

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, capitalize past due interest or forgive principal or interest. Additionally, as part of the modification, we may require trial payments. If the account is delinquent at the time of modification, the account is brought current for delinquency reporting. Account modifications that are deemed to be a TDR finance receivable are measured for impairment. Account modifications that are not classified as a TDR finance receivable are measured for impairment in accordance with our policy for allowance for finance receivable losses.

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

We base the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. In our roll rate-based model, our finance receivable types are stratified by contractual delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

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

We infrequently extend the charge-off period for individual personal and real estate loan accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies.

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

Notes to Consolidated Financial Statements, Continued

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

Goodwill

Goodwill represents the amount of purchase price over the fair value of net assets we acquired in connection with the OneMain Acquisition. We test goodwill for potential impairment annually as of October 1 of each year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

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

Notes to Consolidated Financial Statements, Continued

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

For intangible assets with a finite useful life, we review for impairment at least annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. The VOBA is the PVFP of purchased insurance contracts. The PVFP is dynamically amortized over the lifetime of the block of business and is subject to premium deficiency testing in accordance with Accounting Standards Codification (“ASC”) Topic 944, Financial Services — Insurance.

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

Notes to Consolidated Financial Statements, Continued

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

Acquisition-related Transaction and Integration Expenses

In connection with the OneMain Acquisition, we incur acquisition-related transaction and integration costs, including (i) compensation and employee benefit costs, such as retention awards and severance costs, (ii) accelerated amortization of acquired software assets, (iii) rebranding to the OneMain brand, (iv) branch infrastructure and other fixed asset integration costs, (v) information technology costs, such as internal platform development, software upgrades and licenses, and technology termination costs, (vi) legal fees and project management costs, (vii) system conversions, including human capital management, marketing, risk, and finance functions, and (viii) other costs and fees directly related to the OneMain Acquisition and integration.

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

Notes to Consolidated Financial Statements, Continued

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

Income Taxes

We recognize income taxes using the asset and liability method. We establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards.

Realization of our gross deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating and capital losses, deductible temporary differences and credits were generated. When we assess our ability to realize deferred tax assets, we consider all available evidence and we record valuation allowances to reduce deferred tax assets to the amounts that management conclude are more-likely-than-not to be realized.

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

The Tax Act was enacted on December 22, 2017 and we must reflect the changes associated with its provisions in 2017. The law is complex and has extensive implications for our federal and state current and deferred taxes and income tax expense. We recorded and reported the effects of the Tax Act in our financial statements in 2017. For further information, see Note 18 of the Notes to Consolidated Financial Statements included in this report.

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

PRIOR PERIOD REVISIONS

During the second quarter of 2015, we discovered that we had not charged-off certain bankrupt accounts in our SpringCastle Portfolio and we identified an error in the calculation of the allowance for our TDR personal loans. As a result of these findings, we recorded an out-of-period adjustment in the second quarter of 2015 related to prior periods, which increased provision for finance receivable losses by $8 million, decreased provision for income taxes by $3 million, and decreased basic and diluted earnings per share each by $0.03 for the three and six months ended June 30, 2015. The adjustment was not material to our results of operations for 2015.

4. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Investments

In March of 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that, when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method of accounting had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method of accounting. The amendment in this ASU became effective prospectively for the Company for fiscal periods beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 and concluded that it does not have an impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements, Continued

Business Combinations

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The amendments in this ASU became effective for the Company for annual periods beginning January 1, 2018. We elected to early adopt this ASU as of April 1, 2017 on a prospective basis. We concluded that the adoption of this ASU does not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. Management has reviewed this update and other ASU’s that were subsequently issued to further clarify the implementation guidance outlined in ASU 2014-09. The Company will adopt this ASU effective January 1, 2018. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of the Company’s revenues are generated from activities that are outside the scope of this ASU, and the adoption will not have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this ASU become effective for fiscal periods beginning January 1, 2018 using a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) shall be applied prospectively to equity investments that exist as of the date of adoption of this update. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

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

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. The amendments in this ASU become effective for the Company for fiscal periods beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of importing all identified leases into a new leasing system that will allow us to better account for the leases in accordance with the new guidance. We are assessing new system updates to ensure both qualitative and quantitative data requirements will be met at the time of adoption. The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. At December 31, 2017, the Company had $180 million of minimum lease commitments from these operating leases (refer to Note 19). We believe the adoption of this ASU will have a material effect on our consolidated financial statements, and we are in the process of quantifying the expected impact.

Notes to Consolidated Financial Statements, Continued

Allowance for Finance Receivables Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to make progress in developing an acceptable model to estimate the expected credit losses. After the model has been reviewed and validated in accordance with our governance policies, the Company will provide further disclosure regarding the estimated impact on our allowance for finance receivables losses. In addition to the development of the model, we are assessing the additional disclosure requirements from this update. We believe the adoption of this ASU will have a material effect on our consolidated financial statements, and we are in the process of quantifying the expected impacts.
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

Goodwill Impairment

In January of 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 of the impairment testing process. The amendments in this ASU will become effective for the Company for fiscal years beginning January 1, 2020. We believe the adoption of this ASU will not have a material impact on our consolidated financial statements.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension

Notes to Consolidated Financial Statements, Continued

cost and net periodic postretirement benefit costs. It requires that a company present the service cost component separately from other components of net benefit cost on the income statement. The amendments in this ASU become effective for the Company for fiscal periods beginning January 1, 2018. We concluded the adoption of this ASU will not have a material impact on our consolidated financial statements.

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
We do not believe that any other accounting pronouncements issued during 2017, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

Notes to Consolidated Financial Statements, Continued

5. Finance Receivables

Our finance receivable types include personal loans, real estate loans, and retail sales finance as defined below:

•
Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years. At December 31, 2017, we had over 2.4 million personal loans representing $14.8 billion of net finance receivables, compared to 2.2 million personal loans totaling $13.6 billion at December 31, 2016.

•
Real estate loans — are secured by first or second mortgages on residential real estate, generally have maximum original terms of 360 months, and are considered non-conforming. Real estate loans may be closed-end accounts or open-end home equity lines of credit and are primarily fixed-rate products. In 2012, we ceased originating real estate loans and the portfolio is in a liquidating status.

•
Retail sales finance — include retail sales contracts and revolving retail accounts. Retail sales contracts are closed-end accounts that represent a single purchase transaction, are secured by the personal property designated in the contract and generally have maximum original terms of 60 months. Revolving retail accounts are open-end accounts that can be used for financing repeated purchases from the same merchant, are secured by the goods purchased and generally require minimum monthly payments based on the amount financed calculated after the most recent purchase or outstanding balances. Our retail sales finance portfolio is in a liquidating status.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

December 31, 2017
Gross receivables *	$16,221	$127	$7	$16,355
Unearned finance charges and points and fees	(1,725)	—	(1)	(1,726)
Accrued finance charges	210	1	—	211
Deferred origination costs	117	—	—	117
Total	$14,823	$128	$6	$14,957

December 31, 2016
Gross receivables *	$15,405	$142	$12	$15,559
Unearned finance charges and points and fees	(2,062)	1	(1)	(2,062)
Accrued finance charges	151	1	—	152
Deferred origination costs	83	—	—	83
Total	$13,577	$144	$11	$13,732

*	Gross receivables are defined as follows:

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

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables —gross finance receivables equal the UPB for interest bearing accounts and the gross remaining    contractual payments for precompute accounts. Additionally, the remaining unearned premium, net of discount established at the    time of purchase, is included in both interest bearing and precompute accounts previously purchased as a performing receivable.

Notes to Consolidated Financial Statements, Continued

At December 31, 2017 and 2016, unused lines of credit extended to customers by the Company were immaterial.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2017		2016 *
(dollars in millions)	Amount	Percent	Amount	Percent

Texas	$1,302	9%	$1,196	9%
North Carolina	1,155	8	1,112	8
Pennsylvania	883	6	825	6
California	883	6	813	6
Ohio	726	5	660	5
Florida	678	5	579	4
Illinois	668	4	599	4
Virginia	641	4	623	5
Georgia	618	4	586	4
Indiana	608	4	539	4
Tennessee	520	3	465	3
Other	6,275	42	5,735	42
Total	$14,957	100%	$13,732	100%

*	December 31, 2016 concentrations of net finance receivables are presented in the order of December 31, 2017 state concentrations.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our primary credit quality indicator. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are contractually 60 days past due, we consider them delinquent and transfer collection of these accounts to our centralized operations, as these accounts are considered to be at increased risk for loss. At 90 days or more past due, we consider our finance receivables to be nonperforming.

Notes to Consolidated Financial Statements, Continued

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

December 31, 2017
Performing:
Current	$14,124	$98	$6	$14,228
30-59 days past due	204	8	—	212
60-89 days past due	157	3	—	160
Total performing	14,485	109	6	14,600
Nonperforming:
90-179 days past due	332	4	—	336
180 days or more past due	6	15	—	21
Total nonperforming	338	19	—	357
Total	$14,823	$128	$6	$14,957

December 31, 2016
Performing:
Current	$12,920	$102	$11	$13,033
30-59 days past due	174	9	—	183
60-89 days past due	130	4	—	134
Total performing	13,224	115	11	13,350
Nonperforming:
90-179 days past due	349	8	—	357
180 days or more past due	4	21	—	25
Total nonperforming	353	29	—	382
Total	$13,577	$144	$11	$13,732

We accrue finance charges on revolving retail finance receivables up to the date of charge-off at 180 days past due. Our revolving retail finance receivables that were more than 90 days past due and still accruing finance charges at December 31, 2017 and at December 31, 2016 were immaterial.

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

Our purchased credit impaired finance receivables consist of receivables purchased in connection with the OneMain Acquisition and the Fortress Acquisition.

Prior to March 31, 2016, our purchased credit impaired finance receivables also included the SpringCastle Portfolio, which was purchased in connection with the joint venture acquisition of the SpringCastle Portfolio. On March 31, 2016, we sold our interest in the SpringCastle Portfolio in connection with the SpringCastle Interests Sale.

We report the carrying amount (which initially was the fair value) of our purchased credit impaired finance receivables in net finance receivables, less allowance for finance receivable losses or in finance receivables held for sale as discussed below.

At December 31, 2017 and 2016, finance receivables held for sale totaled $132 million and $153 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 7 for further information on our finance receivables held for sale.

Notes to Consolidated Financial Statements, Continued

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	FA Loans (a)	Total

December 31, 2017
Carrying amount, net of allowance	$176	$57	$233
Outstanding balance (b)	243	94	337
Allowance for purchased credit impaired finance receivable losses	6	9	15

December 31, 2016
Carrying amount, net of allowance	$324	$70	$394
Outstanding balance (b)	444	107	551
Allowance for purchased credit impaired finance receivable losses	29	8	37

(a)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
December 31,	2017	2016

Carrying amount	$44	$54
Outstanding balance	72	83

(b)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

The allowance for purchased credit impaired finance receivable losses at December 31, 2017 and 2016, reflected the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Notes to Consolidated Financial Statements, Continued

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	OM Loans	SCP Loans	FA Loans	Total

Year Ended December 31, 2017
Balance at beginning of period	$59	$—	$60	$119
Accretion (a)	(34)	—	(5)	(39)
Reclassifications from (to) nonaccretable difference (b)	22	—	(2)	20
Balance at end of period	$47	$—	$53	$100

Year Ended December 31, 2016
Balance at beginning of period	$151	$375	$66	$592
Accretion (a)	(69)	(16)	(7)	(92)
Other (c)	(23)	—	—	(23)
Reclassifications from nonaccretable difference (b)	—	—	12	12
Transfers due to finance receivables sold	—	(359)	(11)	(370)
Balance at end of period	$59	$—	$60	$119

Year Ended December 31, 2015
Balance at beginning of period	$—	$452	$54	$506
Additions from OneMain Acquisition	166	—	—	166
Accretion (a)	(15)	(77)	(8)	(100)
Reclassifications from nonaccretable difference (b)	—	—	20	20
Balance at end of period	$151	$375	$66	$592

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Accretion	$4	$5	$6

(b)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.

(c)
Other reflects a measurement period adjustment in the first quarter of 2016 based on a change in the expected cash flows in the purchase credit impaired portfolio related to the OneMain Acquisition. The measurement period adjustment created a decrease of $23 million to the beginning balance of the OM Loans accretable yield.

Notes to Consolidated Financial Statements, Continued

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans (a)	Total

December 31, 2017
TDR gross finance receivables (b)	$318	$139	$457
TDR net finance receivables	318	140	458
Allowance for TDR finance receivable losses	135	12	147

December 31, 2016
TDR gross finance receivables	$151	$133	$284
TDR net finance receivables	152	134	286
Allowance for TDR finance receivable losses	69	11	80

(a) TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)
December 31,	2017	2016

TDR gross finance receivables	$90	$89
TDR net finance receivables	91	90

(b) As defined earlier in this Note.

As of December 31, 2017, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (b)	Total

Year Ended December 31, 2017
TDR average net receivables	$231	$—	$140	$371
TDR finance charges recognized	33	—	9	42

Year Ended December 31, 2016
TDR average net receivables	$95	$—	$175	$270
TDR finance charges recognized	12	—	11	23

Year Ended December 31, 2015
TDR average net receivables (c)	$35	$12	$198	$245
TDR finance charges recognized	3	1	11	15

Notes to Consolidated Financial Statements, Continued

(a)	TDR personal loans held for sale included in the table above were immaterial.

(b)	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Year Ended December 31, 2017
TDR average net receivables	$91
TDR finance charges recognized	6

Year Ended December 31, 2016
TDR average net receivables	$102
TDR finance charges recognized	6

Year Ended December 31, 2015
TDR average net receivables	$91
TDR finance charges recognized	5

(c)	TDR personal loan average net receivables for 2015 reflect a two-month average for OneMain’s TDR average net receivables.

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Real Estate Loans (b)	Total

Year Ended December 31, 2017
Pre-modification TDR net finance receivables	$327	$—	$16	$343
Post-modification TDR net finance receivables:
Rate reduction	$251	$—	$16	$267
Other (c)	75	—	—	75
Total post-modification TDR net finance receivables	$326	$—	$16	$342
Number of TDR accounts	45,560	—	510	46,070

Year Ended December 31, 2016
Pre-modification TDR net finance receivables	$211	$1	$16	$228
Post-modification TDR net finance receivables:
Rate reduction	$194	$1	$16	$211
Other (c)	12	—	1	13
Total post-modification TDR net finance receivables	$206	$1	$17	$224
Number of TDR accounts	29,435	157	364	29,956

Year Ended December 31, 2015
Pre-modification TDR net finance receivables	$48	$7	$21	$76
Post-modification TDR net finance receivables:
Rate reduction	$31	$6	$17	$54
Other (c)	12	—	5	17
Total post-modification TDR net finance receivables	$43	$6	$22	$71
Number of TDR accounts	8,425	721	385	9,531

Notes to Consolidated Financial Statements, Continued

(a)	TDR personal loans held for sale included in the table above were immaterial.

(b)	TDR real estate loans held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Year Ended December 31, 2017
Pre-modification TDR net finance receivables	$6
Post-modification TDR net finance receivables	$7
Number of TDR accounts	232

Year Ended December 31, 2016
Pre-modification TDR net finance receivables	$5
Post-modification TDR net finance receivables	$5
Number of TDR accounts	122

Year Ended December 31, 2015
Pre-modification TDR net finance receivables	$6
Post-modification TDR net finance receivables	$7
Number of TDR accounts	113

(c)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans (a)	Total

Year Ended December 31, 2017
TDR net finance receivables (b)	$89	$—	$4	$93
Number of TDR accounts	15,035	—	101	15,136

Year Ended December 31, 2016
TDR net finance receivables (b) (c)	$24	$—	$3	$27
Number of TDR accounts	3,693	19	61	3,773

Year Ended December 31, 2015
TDR net finance receivables (b)	$8	$2	$3	$13
Number of TDR accounts	1,655	147	46	1,848

Notes to Consolidated Financial Statements, Continued

(a)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)	Real Estate Loans

Year Ended December 31, 2017
TDR net finance receivables	$2
Number of TDR accounts	53

Year Ended December 31, 2016
TDR net finance receivables	$2
Number of TDR accounts	30

Year Ended December 31, 2015
TDR net finance receivables	$1
Number of TDR accounts	17

(b)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(c)
TDR SpringCastle Portfolio loans for the year ended December 31, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

6. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Real Estate Loans	Retail Sales Finance	Consolidated Total

Year Ended December 31, 2017
Balance at beginning of period	$669	$—	$19	$1	$689
Provision for finance receivable losses	949	—	6	—	955
Charge-offs	(1,048)	—	(5)	(1)	(1,054)
Recoveries	103	—	3	1	107
Balance at end of period	$673	$—	$23	$1	$697

Year Ended December 31, 2016
Balance at beginning of period	$541	$4	$46	$1	$592
Provision for finance receivable losses	909	14	9	—	932
Charge-offs	(846)	(17)	(11)	(1)	(875)
Recoveries	65	3	5	1	74
Other (a)	—	(4)	(30)	—	(34)
Balance at end of period	$669	$—	$19	$1	$689

Year Ended December 31, 2015
Balance at beginning of period	$132	$3	$46	$1	$182
Provision for finance receivable losses	634	67	13	2	716
Charge-offs	(261)	(78)	(18)	(3)	(360)
Recoveries	37	12	5	1	55
Other (b)	(1)	—	—	—	(1)
Balance at end of period	$541	$4	$46	$1	$592

(a)	Other consists of:

Notes to Consolidated Financial Statements, Continued

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture; and

•	the elimination of allowance for finance receivable losses due to the transfers of real estate loans held for investment to finance receivable held for sale during 2016.

(b)	Other consists of the elimination of allowance for finance receivable losses due to the transfer of personal loans held for investment to finance receivable held for sale during 2015.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Retail Sales Finance	Total

December 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$532	$2	$1	$535
Purchased credit impaired finance receivables	6	9	—	15
TDR finance receivables	135	12	—	147
Total	$673	$23	$1	$697

Finance receivables:
Collectively evaluated for impairment	$14,323	$57	$6	$14,386
Purchased credit impaired finance receivables	182	22	—	204
TDR finance receivables	318	49	—	367
Total	$14,823	$128	$6	$14,957

Allowance for finance receivable losses as a percentage of finance receivables	4.53%	18.66%	9.91%	4.66%

December 31, 2016
Allowance for finance receivable losses:
Collectively evaluated for impairment	$571	$—	$1	$572
Purchased credit impaired finance receivables	29	8	—	37
TDR finance receivables	69	11	—	80
Total	$669	$19	$1	$689

Finance receivables:
Collectively evaluated for impairment	$13,072	$76	$11	$13,159
Purchased credit impaired finance receivables	353	24	—	377
TDR finance receivables	152	44	—	196
Total	$13,577	$144	$11	$13,732

Allowance for finance receivable losses as a percentage of finance receivables	4.93%	13.31%	4.42%	5.01%

See Note 3 for additional information on the determination of the allowance for finance receivable losses.

Notes to Consolidated Financial Statements, Continued

7. Finance Receivables Held for Sale

We report finance receivables held for sale of $132 million at December 31, 2017 and $153 million at December 31, 2016, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At December 31, 2017 and 2016, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

See Note 3 for more information regarding our accounting policy for finance receivables held for sale.

SPRINGCASTLE PORTFOLIO

During March of 2016, we transferred $1.6 billion of loans of the SpringCastle Portfolio from held for investment to held for sale and simultaneously sold our interests in these finance receivables held for sale on March 31, 2016 in the SpringCastle Interests Sale and recorded a net gain in other revenues at the time of sale of $167 million.

PERSONAL LOANS

During 2015, we transferred $608 million of personal loans from held for investment to held for sale. On May 2, 2016, we sold personal loans held for sale with a carrying value of $602 million and recorded a net gain in other revenues at the time of sale of $22 million.

REAL ESTATE LOANS

On November 30, 2016, we transferred $50 million of real estate loans from held for investment to held for sale. In connection with the December 2016 Real Estate Loan Sale, we sold a portfolio of first and second lien mortgage loans with a carrying value of $58 million and recorded a net loss in other revenues of less than $1 million.

On June 30, 2016, we transferred $257 million of real estate loans from held for investment to held for sale. In connection with the August 2016 Real Estate Loan Sale, we sold a portfolio of second lien mortgage loans with a carrying value of $250 million and recorded a net loss in other revenues of $4 million.

We did not have any other material transfer activity to or from finance receivables held for sale during 2017, 2016 or 2015.

Notes to Consolidated Financial Statements, Continued

8. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2017
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$28	$—	$—	$28
Obligations of states, municipalities, and political subdivisions	135	—	—	135
Certificates of deposit and commercial paper	60	—	—	60
Non-U.S. government and government sponsored entities	126	—	(1)	125
Corporate debt	941	12	(5)	948
Mortgage-backed, asset-backed, and collateralized:
RMBS	100	—	(1)	99
CMBS	88	—	(1)	87
CDO/ABS	96	—	—	96
Total bonds	1,574	12	(8)	1,578
Preferred stock (a)	15	—	(1)	14
Common stock (a)	21	2	—	23
Other long-term investments	1	—	—	1
Total (b)	$1,611	$14	$(9)	$1,616

December 31, 2016
Fixed maturity available-for-sale securities:
Bonds
U.S. government and government sponsored entities	$31	$—	$—	$31
Obligations of states, municipalities, and political subdivisions	145	1	(1)	145
Non-U.S. government and government sponsored entities	119	—	(1)	118
Corporate debt	1,024	8	(7)	1,025
Mortgage-backed, asset-backed, and collateralized:
RMBS	101	—	(1)	100
CMBS	109	—	(1)	108
CDO/ABS	102	—	—	102
Total bonds	1,631	9	(11)	1,629
Preferred stock (a)	17	—	(1)	16
Common stock (a)	16	1	—	17
Other long-term investments	2	—	—	2
Total (b)	$1,666	$10	$(12)	$1,664

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b)
Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at December 31, 2017 and 2016, which is classified as a restricted investment and carried at cost.

Notes to Consolidated Financial Statements, Continued

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

December 31, 2017
Bonds:
U.S. government and government sponsored entities	$21	$—	$3	$—	$24	$—
Obligations of states, municipalities, and political subdivisions	65	—	20	—	85	—
Non-U.S. government and government sponsored entities	89	(1)	13	—	102	(1)
Corporate debt	387	(3)	93	(2)	480	(5)
RMBS	40	—	25	(1)	65	(1)
CMBS	40	—	38	(1)	78	(1)
CDO/ABS	48	—	26	—	74	—
Total bonds	690	(4)	218	(4)	908	(8)
Preferred stock	3	—	7	(1)	10	(1)
Common stock	3	—	—	—	3	—
Other long-term investments	1	—	—	—	1	—
Total	$697	$(4)	$225	$(5)	$922	$(9)

December 31, 2016
Bonds:
U.S. government and government sponsored entities	$18	$—	$—	$—	$18	$—
Obligations of states, municipalities, and political subdivisions	99	(1)	2	—	101	(1)
Non-U.S. government and government sponsored entities	55	(1)	1	—	56	(1)
Corporate debt	416	(6)	8	(1)	424	(7)
RMBS	74	(1)	1	—	75	(1)
CMBS	66	(1)	5	—	71	(1)
CDO/ABS	64	—	3	—	67	—
Total bonds	792	(10)	20	(1)	812	(11)
Preferred stock	6	—	8	(1)	14	(1)
Common stock	2	—	1	—	3	—
Total	$800	$(10)	$29	$(2)	$829	$(12)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 1,369 and 1,331 investment securities in an unrealized loss position at December 31, 2017 and 2016, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at December 31, 2017, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During 2017, we did not recognize any other-than-temporary impairment credit losses on available-for-sale securities in investment revenues. During each of the 2016 and 2015 periods, other-than-temporary impairment credit losses were immaterial.

Notes to Consolidated Financial Statements, Continued

There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities for the 2017, 2016 and 2015 periods.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Proceeds from sales and redemptions	$508	$518	$431

Realized gains	$15	$16	$15
Realized losses	(1)	(1)	(1)
Net realized gains	$14	$15	$14

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2017 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$224	$225
Due after 1 year through 5 years	530	531
Due after 5 years through 10 years	335	334
Due after 10 years	207	200
Mortgage-backed, asset-backed, and collateralized securities	282	284
Total	$1,578	$1,574

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $537 million and $465 million at December 31, 2017 and 2016, respectively.

TRADING AND OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)
December 31,	2017	2016

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	68	85
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	1
CMBS	—	1
CDO/ABS	4	5
Total bonds	74	93
Preferred stock	6	6
Total	$80	$99

Notes to Consolidated Financial Statements, Continued

The mark-to-market and net realized gains (losses) on our trading and other securities, which we report in investment revenues, were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Mark-to-market gains (losses) on trading and other securities held at year end	$(1)	$1	$—
Net realized gains (losses) on trading and other securities sold or redeemed during the year	—	7	(3)
Total	$(1)	$8	$(3)

Other securities are those securities for which the fair value option was elected. Our remaining trading securities were sold in the first quarter of 2016.

9. Goodwill and Other Intangible Assets

GOODWILL

Changes in the carrying amount of goodwill, all of which is reported in our Consumer and Insurance segment, were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016

Balance at beginning of period	$1,422	$1,440
Adjustments to purchase price allocation*	—	(18)
Balance at end of period	$1,422	$1,422

*	See Note 2 for details regarding this transaction.

Goodwill was recorded at the OMFH subsidiary level. We did not record any impairments to goodwill during 2017 and 2016.

Notes to Consolidated Financial Statements, Continued

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2017
Customer relationships	$223	$(92)	$131
Trade names	220	—	220
VOBA	141	(90)	51
Licenses	37	—	37
Other	13	(12)	1
Total	$634	$(194)	$440

December 31, 2016
Customer relationships	$223	$(58)	$165
Trade names	220	—	220
VOBA	141	(74)	67
Licenses	37	—	37
Other	13	(10)	3
Total	$634	$(142)	$492

Amortization expense totaled $52 million in 2017, $70 million in 2016, and $16 million in 2015. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

(dollars in millions)	Estimated Aggregate Amortization Expense

2018	$42
2019	39
2020	38
2021	32
2022	3

Notes to Consolidated Financial Statements, Continued

10. Other Assets

Components of other assets were as follows:

(dollars in millions)
December 31,	2017	2016

Deferred tax assets	$146	$180
Fixed assets, net *	144	167
Prepaid expenses and deferred charges	109	97
Ceded insurance reserves	95	102
Other investments	29	52
Current tax receivable	15	43
Cost basis investments	11	11
Other	38	36
Total	$587	$688

*	Fixed assets were net of accumulated depreciation of $202 million at December 31, 2017 and $268 million at December 31, 2016.

11. Transactions with Affiliates

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The subservicing fees paid to Nationstar were immaterial in 2017, 2016, and 2015.

INVESTMENT MANAGEMENT AGREEMENT

Logan Circle provides investment management services for Springleaf investments. Logan Circle was a wholly owned subsidiary of Fortress. On September 15, 2017, Fortress sold its interest in Logan Circle to MetLife and Logan Circle is no longer an affiliate of Fortress. Costs and fees incurred for these investment management services were immaterial in 2017, 2016, and 2015.

SALE OF EQUITY INTEREST IN SPRINGCASTLE JOINT VENTURE

On March 31, 2016, we sold our 47% equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue to act as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Servicing fees revenue totaled $37 million in 2017 and $32 million in 2016. At December 31, 2017 and 2016, servicing fees receivable from the SpringCastle Funding Trust totaled $3 million.

See Note 2 for more information regarding this transaction.

Notes to Consolidated Financial Statements, Continued

12. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$14,878	$15,436	$13,787	$14,340
Junior subordinated debt	172	189	172	158
Total	$15,050	$15,625	$13,959	$14,498

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2017	2016	2015	2017	2016

Senior debt	5.73%	5.60%	6.56%	5.56%	5.80%
Junior subordinated debt	6.41	12.26	12.26	6.37	12.26
Total	5.74	5.67	6.65	5.57	5.88

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at December 31, 2017 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.94%	5.25% - 8.25%	3.11%

2018	—	700	—	700
2019	—	696	—	696
2020	—	1,299	—	1,299
2021	—	1,446	—	1,446
2022	—	1,000	—	1,000
2023-2067	—	1,175	350	1,525
Securitizations (b)	8,711	—	—	8,711
Total principal maturities	$8,711	$6,316	$350	$15,377

Total carrying amount	$8,688	$6,190	$172	$15,050
Debt issuance costs (c)	$(24)	$(30)	$—	$(54)

(a)
The interest rates shown are the range of contractual rates in effect at December 31, 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.11% as of December 31, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At December 31, 2017, there were no amounts drawn under our revolving conduit facilities. See Note 13 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $20 million at December 31, 2017 and are reported in other assets.

Notes to Consolidated Financial Statements, Continued

SFC’s Medium-Term Note Issuances

5.625% Senior Notes Due 2023

On December 8, 2017, SFC issued $875 million aggregate principal amount of 5.625% Senior Notes due 2023 (the “5.625% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a Fourth Supplemental Indenture dated as of December 8, 2017 (the “SFC Fourth Supplemental Indenture”), pursuant to which OMH provided a guarantee of the 5.625% SFC Notes on an unsecured basis.

SFC used a portion of the net proceeds from the sale of the 5.625% SFC Notes to repay at maturity approximately $557 million aggregate principal amount of its existing 6.90% Medium-Term Notes. SFC intends to use the remaining net proceeds from the sale of the 5.625% SFC Notes for general corporate purposes, which may include additional debt repurchases and repayments.

6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”) under the SFC Base Indenture, as supplemented by a Third Supplemental Indenture, dated as of May 15, 2017 (the “SFC Third Supplemental Indenture”), pursuant to which OMH provided a guarantee of the 2022 SFC Notes on an unsecured basis.

On May 30, 2017, SFC issued and sold $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering. The initial 2022 SFC Notes and the Additional SFC Notes (collectively, the “6.125% SFC Notes”), are treated as a single class of debt securities and have the same terms, other than the issue date and the issue price.

SFC used a portion of the net proceeds from the sale of the Additional SFC Notes to repurchase approximately $466 million aggregate principal amount of its existing 6.90% Senior Notes due 2017 at a premium to par. SFC used the remaining net proceeds from the sale of the 6.125% SFC Notes for general corporate purposes.

8.25% Senior Notes Due 2020

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”) under the SFC Base Indenture, as supplemented by a Second Supplemental Indenture, dated as of April 11, 2016 (the “SFC Second Supplemental Indenture” and, collectively with the SFC Base Indenture and the SFC First Supplemental Indenture, the SFC Third Supplemental Indenture, and the SFC Fourth Supplemental Indenture thereto, the “Indenture”), pursuant to which OMH provided a guarantee of the 8.25% SFC notes on an unsecured basis.

SFC used a portion of the proceeds from the sale of the 8.25% SFC Notes to repurchase approximately $600 million aggregate principal amount of its existing senior notes that were scheduled to mature in 2017, at a premium to principal amount from certain beneficial owners, and certain of those beneficial owners purchased new 8.25% SFC Notes in the offering. SFC used the remaining net proceeds for general corporate purposes.

The 5.625% SFC Notes, 6.125% SFC Notes and 8.25% SFC Notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the Indenture. The notes will not have the benefit of any sinking fund.

The Indenture contain covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The Indenture also provides for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the SFC Notes to become, or to be declared, due and payable.

Notes to Consolidated Financial Statements, Continued

GUARANTY AGREEMENTS

5.625% SFC Notes

On December 8, 2017, OMH entered into the SFC Fourth Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.625% SFC Notes. As of December 31, 2017, $875 million aggregate principal amount of the 5.625% SFC Notes were outstanding.

6.125% SFC Notes

On May 15, 2017, OMH entered into the SFC Third Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 6.125% SFC Notes. As of December 31, 2017, $1.0 billion aggregate principal amount of the 6.125% SFC Notes were outstanding.

8.25% SFC Notes

On April 11, 2016, OMH entered into the SFC Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 8.25% SFC Notes. As of December 31, 2017, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the SFC Base Indenture and the SFC First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.25% SFC Notes. As of December 31, 2017, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consist of the following:

•	8.25% Senior Notes due 2023;

•	7.75% Senior Notes due 2021;

•	6.00% Senior Notes due 2020; and

•	the Junior Subordinated Debenture

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2017, approximately $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH 6.75% Notes and 7.25% Notes Indenture

On December 11, 2014, OMFH and certain of its subsidiaries entered into the OMFH Indenture, among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of the OMFH Notes. The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of December 31, 2017, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

On November 8, 2016, OMH entered into the OMFH Second Supplemental Indenture, pursuant to which OMH agreed to fully, unconditionally and irrevocably guarantee the outstanding OMFH Notes in accordance with and subject to the terms of the OMFH Indenture. Further, as permitted by the terms of the OMFH Indenture, OMFH intends to satisfy its reporting obligations

Notes to Consolidated Financial Statements, Continued

under the OMFH Indenture with respect to providing OMFH financial information to the holders of the OMFH Notes by furnishing financial information relating to the Company.

On December 8, 2017 OMFH provided notice to note holders to redeem all $700 million outstanding principal amount of the 2019 OMFH Notes on January 8, 2018, at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. See Note 24 for more detail on this redemption.

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

As of December 31, 2017, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. Effective January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture became a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.11% as of December 31, 2017. Prior to January 16, 2017, the interest rate on the UPB of the Junior Subordinated Debenture was a fixed rate of 6.00%.

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

Based upon SFC’s financial results for the 12 months ended December 31, 2017, a mandatory trigger event did not occur with respect to the interest payment due in January of 2018, as SFC was in compliance with both required ratios discussed above.

Notes to Consolidated Financial Statements, Continued

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

As of December 31, 2017, OMFH was in compliance with all of the covenants under its debt agreements.

13. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and conduit transactions. We have determined that SFC or OMFH is the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings. SFC or OMFH is deemed to be the primary beneficiary of each VIE because SFC or OMFH, as applicable, has the ability to direct the activities of the VIE that most significantly impact its economic performance, including the losses it absorbs and its right to receive economic benefits that are potentially significant. Such ability arises from SFC’s or OMFH’s and their affiliates’ contractual right to service the finance receivables securing the VIEs’ debt obligations. To the extent we retain any debt obligation or residual interest in an asset-backed financing facility, we are exposed to potentially significant losses and potentially significant returns.

The asset-backed debt obligations issued by the VIEs are supported by the expected cash flows from the underlying finance receivables securing such debt obligations. Cash inflows from these finance receivables are distributed to repay the debt obligations and related service providers in accordance with each transaction’s contractual priority of payments, referred to as the “waterfall.” The holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying finance receivables securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. With respect to any asset-backed financing transaction that has multiple classes of debt obligations, substantially all cash inflows will be directed to the senior debt obligations until fully repaid and, thereafter, to the subordinate debt obligations on a sequential basis. We retain an interest and credit risk in these financing transactions through our ownership of the residual interest in each VIE and, in some cases, the most subordinate class of debt obligations issued by the VIE, which are the first to absorb credit losses on the finance receivables securing the debt obligations. In addition, with respect to each financing transaction that is subject to the risk retention requirements of Section 941 of the Dodd-Frank Act, we retain at least 5% of the balance of each class of debt obligations and at least 5% of the residual interest in each VIE which, collectively, represents 5% of the economic interest in the credit risk of the securitized assets in satisfaction of the risk retention requirements. We expect that any credit losses in the pools of finance receivables securing the asset-backed debt obligations will likely be limited to our retained interests described above. We have no obligation to repurchase or replace qualified finance receivables that subsequently become delinquent or are otherwise in default.

Notes to Consolidated Financial Statements, Continued

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)
December 31,	2017	2016

Assets
Cash and cash equivalents	$4	$3
Finance receivables:
Personal loans	9,769	9,509
Allowance for finance receivable losses	465	501
Restricted cash and restricted cash equivalents	482	552
Other assets	20	14

Liabilities
Long-term debt	$8,688	$8,240
Other liabilities	15	16

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to five years during which no principal payments are required to be made on the related asset-backed notes, except for the ODART 2016-1 securitization which has no revolving period. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

Our securitized borrowings at December 31, 2017 consisted of the following:

(dollars in millions)	Issue Amount *	Current Note Amounts Outstanding *	Current Weighted Average Interest Rate	Original Revolving Period	Issue Date	Maturity Date

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,163	3.47%	3 years	02/26/2015	11/2024
SLFT 2015-B	314	314	3.78%	5 years	04/07/2015	05/2028
SLFT 2016-A (a)	532	500	3.10%	2 years	12/14/2016	11/2029
SLFT 2017-A (b)	652	619	2.98%	3 years	06/28/2017	07/2030
OMFIT 2014-2	1,185	320	4.16%	2 years	07/30/2014	09/2024
OMFIT 2015-1	1,229	1,229	3.74%	3 years	02/05/2015	03/2026
OMFIT 2015-2	1,250	750	3.40%	2 years	05/21/2015	07/2025
OMFIT 2015-3	293	293	4.21%	5 years	09/29/2015	11/2028
OMFIT 2016-1 (c)	500	459	4.01%	3 years	02/10/2016	02/2029
OMFIT 2016-2 (d)	890	816	4.50%	2 years	03/23/2016	03/2028
OMFIT 2016-3 (e)	350	317	4.33%	5 years	06/07/2016	06/2031
OMFIT 2017-1 (f)	947	900	2.66%	2 years	09/06/2017	09/2032
Total consumer securitizations		7,680

Auto Securitization:
ODART 2016-1 (g)	754	188	2.91%	—	07/19/2016	Various
ODART 2017-1 (h)	300	268	2.61%	1 year	02/01/2017	Various
ODART 2017-2 (i)	605	575	2.63%	1 year	12/11/2017	Various
Total auto securitizations		1,031

Total secured structured financings		$8,711

Notes to Consolidated Financial Statements, Continued

*
Issue Amount includes the retained interest amounts as detailed below while the Current Note Amounts Outstanding balances include pay-downs subsequent to note issuance and exclude retained interest amounts.

(a)	SLFT 2016-A Securitization. We initially retained $32 million of the asset-backed notes.

(b)	SLFT 2017-A Securitization. We initially retained $26 million of the Class A notes, $2 million of the Class B notes, $2 million of the Class C notes and $3 million of the Class D notes.

(c)	OMFIT 2016-1 Securitization. We initially retained $86 million of the Class C and Class D notes. On May 17, 2016, $45 million of the notes represented by Class C were sold.

(d)	OMFIT 2016-2 Securitization. We initially retained $157 million of the Class C and Class D notes. On July 25, 2016, $83 million of the notes represented by Class C were sold.

(e)	OMFIT 2016-3 Securitization. We initially retained $33 million of the Class D notes.

(f)
OMFIT 2017-1 Securitization. We initially retained $30 million of the Class A-1 notes, $6 million of the Class A-2 notes, $3 million of the Class B notes, $3 million of the Class C notes and $5 million of the Class D notes.

(g)
ODART 2016-1 Securitization. The maturity dates of the notes occur in January 2021 for the Class A notes, May 2021 for the Class B notes, September 2021 for the Class C notes and February 2023 for the Class D notes. We initially retained $54 million of the Class D notes.

(h)
ODART 2017-1 Securitization. The maturity dates of the notes occur in October 2020 for the Class A notes, June 2021 for the Class B notes, August 2021 for the Class C notes, December 2021 for the Class D notes, and January 2025 for the Class E notes. We initially retained $11 million of the Class A notes, $1 million of each of the Class B, Class C, and Class D notes, and the entire $18 million of the Class E notes.

(i)
ODART 2017-2 Securitization. The maturity dates of the notes occur in December 2021 for the Class A notes, November 2023 for the Class B notes, July 2024 for the Class C notes, October 2024 for the Class D notes, and November 2025 for the Class E notes. We initially retained $19 million of the Class A notes, $4 million of the Class B notes, $3 million of the Class C notes, $2 million of the Class D notes and $2 million of the Class E notes.

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

Call of 2014-1 Notes. On November 20, 2017, we exercised our right to redeem the 2014-1 Notes for a redemption price of $81 million. The outstanding principal balance of the asset-backed notes was $81 million on the date of the optional redemption.

REVOLVING CONDUIT FACILITIES

As of December 31, 2017, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End	Backed by Loans Acquired from Subsidiaries of	Due and Payable (a)

First Avenue Funding, LLC	$250	$—	June 2018	SFC - auto loans	(b)
Seine River Funding, LLC	500	—	December 2019	SFC - personal loans	December 2022
OneMain Financial B6 Warehouse Trust	600	—	February 2019	OMFH - personal loans	February 2021
Rocky River Funding, LLC	250	—	September 2019	OMFH - personal loans	October 2020
OneMain Financial Funding VII, LLC	650	—	October 2019	OMFH - personal loans	November 2021
Thur River Funding, LLC	350	—	June 2020	SFC - personal loans	February 2027
OneMain Financial Funding IX, LLC	600	—	June 2020	OMFH - personal loans	July 2021
Mystic River Funding, LLC	850	—	September 2020	SFC - personal loans	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	SFC - auto loans	October 2021
OneMain Financial Auto Funding I, LLC	750	—	October 2020	OMFH - auto loans	November 2027

Total	$5,050	$—

(a)
The date following the revolving period that the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying loans and will be due and payable in full.

Notes to Consolidated Financial Statements, Continued

(b)
For First Avenue Funding, LLC, principal amount of the notes, if any, will be reduced as cash payments are received on the underlying direct auto loans and will be due and payable in full 12 months following the maturity of the last direct auto loan held by First Avenue Funding, LLC.

During the 2017 period, we voluntarily terminated the following conduit facilities concurrently with the execution of certain conduit facilities set forth in the table above:

Termination Date

Midbrook 2013-VFN1 Trust	04/13/2017
OneMain Financial B5 Warehouse Trust	04/13/2017
Sumner Brook 2013-VFN1 Trust	06/29/2017
Whitford Brook 2014-VFN1 Trust	07/14/2017
OneMain Financial B3 Warehouse Trust	07/14/2017
Springleaf 2013-VFN1 Trust	09/28/2017
Second Avenue Funding LLC	09/29/2017
OneMain Financial B4 Warehouse Trust	11/08/2017

VIE INTEREST EXPENSE

Other than our retained interest in certain debt obligations issued by VIEs and residual interests in the remaining consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $323 million in 2017, $341 million in 2016, and $216 million in 2015.

DECONSOLIDATED VIES

As a result of the SpringCastle Interests Sale on March 31, 2016, we deconsolidated the securitization trust holding the underlying loans of the SpringCastle Portfolio and previously issued securitized interests, which were reported in long-term debt.

Notes to Consolidated Financial Statements, Continued

14. Insurance

INSURANCE RESERVES

Components of unearned insurance premium reserves, claim reserves and benefit reserves were as follows:

(dollars in millions)
December 31,	2017	2016

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$515	$508
Claim reserves	75	78
Subtotal (a)	590	586

Payable to third-party beneficiaries:
Unearned premium reserves	99	98
Benefit reserves	103	105
Claim reserves	18	20
Subtotal (b)	220	223

Non-finance receivable related:
Unearned premium reserves	81	86
Benefit reserves	375	388
Claim reserves	61	60
Subtotal (b)	517	534

Total	$1,327	$1,343

(a)	Reported as a contra-asset to net finance receivables.

(b)	Reported in insurance claims and policyholder liabilities.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $325 million and $333 million at December 31, 2017 and 2016, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $95 million and $102 million at December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements, Continued

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

(dollars in millions)
At or for the Years Ended December 31,	2017	2016	2015

Balance at beginning of period	$158	$177	$70
Less reinsurance recoverables	(26)	(26)	(22)
Net balance at beginning of period	132	151	48
Reserve for unpaid claims and loss adjustment expenses assumed in connection with the OneMain Acquisition	—	—	104
Additions for losses and loss adjustment expenses incurred to:
Current year	188	203	83
Prior years *	5	(20)	5
Total	193	183	88
Reductions for losses and loss adjustment expenses paid related to:
Current year	(115)	(124)	(63)
Prior years	(78)	(78)	(26)
Total	(193)	(202)	(89)
Foreign currency translation adjustment	(1)	—	—
Net balance at end of period	131	132	151
Plus reinsurance recoverables	23	26	26
Balance at end of period	$154	$158	$177

*
Reflects (i) a shortfall in the prior years’ net reserves of $5 million at December 31, 2017, primarily due to an unfavorable development on previously disclosed property and casualty policies and an unfavorable development on certain assumed credit disability policies (ii) a redundancy in the prior years’ net reserves of $20 million at December 31, 2016 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated, and (iii) a shortfall in the prior years’ net reserves of $5 million at December 31, 2015 primarily resulting from increased estimates for claims incurred in prior years as claims have developed.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2017, were as follows:

	Years Ended December 31,					At December 31, 2017
(dollars in millions)	2013 (a)	2014 (a)	2015 (a)	2016 (a)	2017	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2013	$140	$127	$125	$124	$124	$—	50,295	2.7%
2014	—	145	132	130	131	3	51,776	2.7%
2015	—	—	138	129	129	8	52,505	2.8%
2016	—	—	—	138	135	20	51,558	2.8%
2017	—	—	—	—	136	59	39,329	2.2%
Total					$655

(a)	Unaudited.

(b)	Includes expected development on reported claims.

(c)	Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Notes to Consolidated Financial Statements, Continued

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2017, were as follows:

	Years Ended December 31,
(dollars in millions)	2013 *	2014 *	2015 *	2016 *	2017
Credit Insurance
Accident Year
2013	$68	$105	$115	$121	$124
2014	—	71	110	121	128
2015	—	—	71	109	121
2016	—	—	—	75	115
2017	—	—	—	—	77
Total					$565

All outstanding liabilities before 2013, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$90

*	Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2017	2016 *	2015 *

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$90	$96	$105
Other short-duration insurance lines	22	20	25
Total	112	116	130

Reinsurance recoverable on unpaid claims:
Other short-duration insurance lines	20	22	22

Insurance lines other than short-duration	22	20	25
Total gross liability for unpaid claims and claim adjustment expense	$154	$158	$177

*	Unaudited.

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

There have been no significant changes in methodologies or assumptions during 2017.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2017, were as follows:

Years	1	2	3	4	5
Credit insurance	55.4%	29.4%	8.9%	4.8%	2.5%

Notes to Consolidated Financial Statements, Continued

STATUTORY ACCOUNTING

Springleaf and OneMain insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana DOI and the Texas DOI, respectively, which is a comprehensive basis of accounting other than GAAP. The primary differences between statutory accounting practices and GAAP are that under statutory accounting, policy acquisition costs are expensed as incurred, policyholder liabilities are generally valued using prescribed actuarial assumptions, and certain investment securities are reported at amortized cost. We are not required and did not apply purchase accounting to the insurance subsidiaries on a statutory basis.

Statutory net income (loss) for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Property and casualty:
Yosemite	$19	$11	$15
Triton	31	14	3

Life and health:
Merit	$37	$20	$(1)
AHL	34	71	11

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2017	2016

Property and casualty:
Yosemite	$42	$63
Triton	170	139

Life and health:
Merit	$79	$133
AHL	130	215

Springleaf and OneMain insurance companies are also subject to risk-based capital requirements adopted by the Indiana DOI and the Texas DOI, respectively. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2017 and 2016, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

DIVIDEND RESTRICTIONS

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” AHL and Triton paid extraordinary dividends to OMFH totaling $111 million in 2017, $105

Notes to Consolidated Financial Statements, Continued

million during 2016 and $68 million of ordinary dividends subsequent to the effective closing of the OneMain Acquisition in 2015. Merit and Yosemite paid extraordinary dividends to SFC totaling $125 million, $63 million, and $100 million during 2017, 2016, and 2015, respectively.

15. Other Liabilities

Components of other liabilities were as follows:

(dollars in millions)
December 31,	2017	2016

Accrued expenses and other liabilities	$119	$98
Salary and benefit liabilities	79	69
Accrued interest on debt	58	61
Retirement plans	13	31
Insurance liabilities	12	14
Loan principal warranty reserve	8	13
Other	34	46
Total	$323	$332

16. Capital Stock and Earnings (Loss) Per Share

CAPITAL STOCK

OMH has two classes of authorized capital stock: preferred stock and common stock. OMH may issue preferred stock in series. The OMH board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2017 were as follows:

	Preferred Stock *	Common Stock

Par value	$0.01	$0.01
Shares authorized	300,000,000	2,000,000,000

*	No shares of preferred stock were issued and outstanding at December 31, 2017 or 2016.

Changes in shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2017	2016	2015

Balance at beginning of period	134,867,868	134,494,172	114,832,895
Common shares issued	481,770	373,696	19,661,277
Balance at end of period	135,349,638	134,867,868	134,494,172

Equity Offering

On May 4, 2015, we completed an offering of 27,864,525 shares of common stock, consisting of 19,417,476 shares of common stock offered by us and 8,447,049 shares of common stock offered by the Initial Stockholder.

Notes to Consolidated Financial Statements, Continued

The net proceeds from this sale to the Company were approximately $976 million, after deducting the underwriting discounts and commissions and additional offering-related expenses totaling $24 million. The net proceeds of the offering were contributed to Independence to finance a portion of the OneMain Acquisition.

EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2017	2016	2015

Numerator (basic and diluted):
Net income (loss) attributable to OneMain Holdings, Inc.	$183	$215	$(220)
Denominator:
Weighted average number of shares outstanding (basic)	135,249,314	134,718,588	127,910,680
Effect of dilutive securities *	429,677	417,272	—
Weighted average number of shares outstanding (diluted)	135,678,991	135,135,860	127,910,680
Earnings (loss) per share:
Basic	$1.35	$1.60	$(1.72)
Diluted	$1.35	$1.59	$(1.72)

*
We have excluded the following shares in the diluted earnings (loss) per share calculation for 2017, 2016, and 2015 because these shares would be anti-dilutive, which could impact the earnings (loss) per share calculation in the future:

•2017: 59,863 performance-based shares and 674,472 service-based shares;
•2016: 508,340 performance-based shares and 778,121 service-based shares; and
•2015: 591,606 performance-based shares and 489,653 service-based shares

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

Notes to Consolidated Financial Statements, Continued

17. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	14	9	4	27
Reclassification adjustments from accumulated other comprehensive loss	(9)	(1)	—	(10)
Balance at end of period	$4	$4	$3	$11

Year Ended December 31, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income before reclassifications	23	15	3	41
Reclassification adjustments from accumulated other comprehensive loss	(10)	—	(4)	(14)
Balance at end of period	$(1)	$(4)	$(1)	$(6)

Year Ended December 31, 2015
Balance at beginning of period	$12	$(13)	$4	$3
Other comprehensive loss before reclassifications	(18)	(6)	(4)	(28)
Reclassification adjustments from accumulated other comprehensive loss	(8)	—	—	(8)
Balance at end of period	$(14)	$(19)	$—	$(33)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Unrealized gains on investment securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$14	$15	$12
Income tax effect	(5)	(5)	(4)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	9	10	8
Unrealized gains (losses) on retirement plan liabilities:
Reclassification from accumulated other comprehensive income (loss) to retirement plan liabilities adjustments, before taxes	$2	$—	$—
Income tax effect	(1)	—	—
Reclassification from accumulated other comprehensive income (loss) to retirement plan liabilities adjustments, net of taxes	1	—	—
Unrealized gains on foreign currency translation adjustments:
Reclassification from accumulated other comprehensive income (loss) to other revenues	—	4	—
Total	$10	$14	$8

Notes to Consolidated Financial Statements, Continued

18. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries file a consolidated life/non-life federal tax return with the IRS. AHL, an insurance subsidiary of OneMain, is not an eligible company under Internal Revenue Code Section 1504 and therefore, files separate federal life insurance tax returns. Income taxes from the consolidated federal and state tax returns are allocated to our eligible subsidiaries under a tax sharing agreement with OMH.

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2017, the Company had no undistributed foreign earnings.

Components of income (loss) before income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Income (loss) before income tax expense (benefit) - U.S. operations	$416	$338	$(238)
Income before income tax expense - foreign operations	15	18	12
Total	$431	$356	$(226)

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Current:
Federal	$208	$185	$68
Foreign	2	1	1
State	8	24	7
Total current	218	210	76

Deferred:
Federal	18	(81)	(178)
Foreign *	—	3	—
State	12	(19)	(31)
Total deferred	30	(97)	(209)
Total	$248	$113	$(133)

*	Deferred foreign income taxes were less than $1 million during the 2017 and 2015 periods and, therefore, are not quantified in the table above.

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands. During the 2016 and 2015 periods, expense from foreign income taxes also included United Kingdom operations.

Notes to Consolidated Financial Statements, Continued

Reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2017	2016	2015

Statutory federal income tax rate	35.00%	35.00%	35.00%

Impact of Tax Act	18.65	—	—
State income taxes, net of federal	2.86	1.05	7.06
Excess tax benefit on share-based compensation	0.41	(0.49)	—
Tax impact of United Kingdom subsidiary liquidation	—	(0.60)	—
Non-controlling interests	—	(2.77)	19.77
Nondeductible compensation	—	—	(2.40)
Other, net	0.55	(0.42)	(0.41)
Effective income tax rate	57.47%	31.77%	59.02%

The effective income tax rate for 2017, 2016, and 2015 differed from the statutory federal income tax rate primarily due to the recognition of the impact of the Tax Act, effects of the non-controlling interest in the previously owned SpringCastle Portfolio, state income taxes, and discrete expense from the 2016 tax year return-to-provision adjustment. The effective income tax rate is based on income (loss) before taxes, which includes income (loss) attributable to non-controlling interests. The income (loss) attributable to the non-controlling interest is not included in the taxable income in OMH, resulting in variances from the statutory federal income tax rate of (2.77)% and 19.77% in 2016 and 2015, respectively.

The difference in the effective income tax rate in 2017 as compared to 2016 is primarily due to the recognition of the impact of the Tax Act which increased our 2017 effective income tax rate by 18.65% as compared to 2016. As a result of the Tax Act we recognized an $81 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. The difference in the impact on the effective income tax rate due to non-controlling interest in 2016 as compared to 2015 is due to the fact that the net income attributable to non-controlling interest was a smaller percentage of the total income (loss) in 2016 as compared to 2015.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Balance at beginning of year	$16	$15	$4
Increases in tax positions for current years	1	2	10
Increases in tax positions for prior years	—	—	4
Lapse in statute of limitations	(2)	(1)	—
Settlements with tax authorities	—	—	(1)
Decreases in tax positions for prior years	—	—	(2)
Balance at end of year	$15	$16	$15

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the IRS. We are also under examination of various states for the years 2011 to 2016. Management believes it has adequately provided for taxes for such years.

Notes to Consolidated Financial Statements, Continued

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2017	2016

Deferred tax assets:
Allowance for loan losses	$149	$246
State taxes, net of federal	66	56
Mark-to-market	53	51
Pension/employee benefits	10	29
Acquisition costs	6	9
Federal and foreign net operating losses and tax attributes	5	4
Insurance reserves	3	—
Legal and warranty reserve	2	6
Other intangibles	2	1
Other	8	5
Total	304	407

Deferred tax liabilities:
Debt fair value adjustment	46	90
Goodwill	41	37
Deferred loan fees	14	12
Discount - debt exchange	11	16
Fixed assets	3	6
Deferred insurance commissions	2	1
Impact of tax accounting method change	—	38
Insurance reserves	—	2
Total	117	202

Net deferred tax assets before valuation allowance	187	205
Valuation allowance	(44)	(29)
Net deferred tax assets	$143	$176

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets. The decrease of our net deferred tax asset is mainly attributable to recording of an adjustment as of December 31, 2017 to reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the Tax Act.

During 2016 we liquidated our United Kingdom operations. As such, there are no net operating loss carryforwards (and no offsetting valuation allowances) related to our United Kingdom operations at December 31, 2016.

At December 31, 2017 we had state net operating loss carryforwards of $730 million, compared to $791 million at December 31, 2016. The state net operating loss carryforwards expire between 2018 and 2037. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit of $40 million and $26 million at December 31, 2017 and 2016, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

Notes to Consolidated Financial Statements, Continued

19. Lease Commitments, Rent Expense, and Contingent Liabilities

LEASE COMMITMENTS AND RENT EXPENSE

Annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Lease Commitments

2018	$55
2019	44
2020	33
2021	22
2022	12
2023+	14
Total	$180

In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $79 million in 2017, $84 million in 2016, and $39 million in 2015.

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

Federal Securities Class Actions

On February 10, 2017, a putative class action lawsuit, Galestan v. OneMain Holdings, Inc., et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and two of its officers. The lawsuit alleges violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning alleged integration issues after the acquisition of OMFH in November 2015, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 25, 2016 and November

Notes to Consolidated Financial Statements, Continued

7, 2016. The complaint seeks an award of unspecified compensatory damages, an award of interest, reasonable attorney’s fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On March 23, 2017, the court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. The plaintiff filed an amended complaint on June 13, 2017 challenging statements regarding the Company’s projections of future financial performance and certain statements regarding integration after the OneMain Acquisition. On September 29, 2017, pursuant to the Court’s Individual Rules and Practices, we sought permission to file a motion to dismiss the amended complaint. The Company believes that the allegations specified in the amended complaint are without merit, and intends to vigorously defend against the claims. As the lawsuit is in the preliminary stages, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from the lawsuit.

SALES RECOURSE OBLIGATIONS

At December 31, 2017, our reserve for sales recourse obligations totaled $8 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. We did not establish an additional reserve for sales recourse obligations associated with the personal loans sold in the Lendmark Sale or our real estate loan sales in 2016 based on the credit quality of the loans sold and the terms of each transaction.

The activity in our reserve for sales recourse obligations was as follows:

(dollars in millions)
At or for the Years Ended December 31,	2017	2016	2015

Balance at beginning of period	$13	$15	$24
Recourse losses	(1)	—	(2)
Provision for recourse obligations, net of recoveries *	(4)	(2)	(7)
Balance at end of period	$8	$13	$15

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

At December 31, 2017, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

Notes to Consolidated Financial Statements, Continued

20. Benefit Plans

PENSION PLANS

Retirement Plan

The Springleaf Financial Services Retirement Plan (the “Retirement Plan”) is a noncontributory defined benefit plan which is subject to the provisions of ERISA. Effective December 31, 2012, the Retirement Plan was frozen. U.S. salaried employees who were employed by a participating company, had attained age 21, and completed twelve months of continuous service were eligible to participate in the plan. Employees generally vested after 5 years of service. Prior to January 1, 2013, unreduced benefits were paid to retirees at normal retirement (age 65) and were based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Our current and former employees will not lose any vested benefits in the Retirement Plan that accrued prior to January 1, 2013.

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

401(K) PLANS

We sponsor voluntary savings plans for our employees.

Springleaf Financial Services 401(k) Plan

The Springleaf Financial Services 401(k) Plan (the “401(k) Plan”) for 2017, 2016, and 2015 provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees. We do not anticipate any changes to the Company’s matching contributions for 2018.

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

The OneMain employees were eligible to participate in the 401(k) Plan beginning on November 15, 2015. The salaries and benefit expense associated with this plan was $16 million in 2017, $21 million in 2016, and $20 million in 2015.

Notes to Consolidated Financial Statements, Continued

CommoLoCo Thrift Plan

The CommoLoCo Thrift Plan provided salary reduction contributions by employees and 100% matching contributions by the Company of up to 3% of annual salary and 50% matching contributions by the Company of the next 3% of annual salary depending on the respective employee’s years of service. The CommoLoCo Thrift Plan was terminated in 2016. There was no salaries and benefit expense associated with this plan for 2017 and 2016, and this expense was immaterial in 2015.

OBLIGATIONS AND FUNDED STATUS

The following table presents the funded status of the defined benefit pension plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation.

(dollars in millions)	Pension *
At or for the Years Ended December 31,	2017	2016	2015

Projected benefit obligation, beginning of period	$385	$388	$409
Interest cost	13	16	15
Actuarial loss (gain)	17	(6)	(24)
Benefits paid:
Plan assets	(14)	(13)	(12)
Settlement	(47)	—	—
Projected benefit obligation, end of period	354	385	388

Fair value of plan assets, beginning of period	354	333	359
Actual return on plan assets, net of expenses	47	33	(15)
Company contributions	1	1	1
Benefits paid:
Plan assets	(14)	(13)	(12)
Settlement	(47)	—	—
Fair value of plan assets, end of period	341	354	333
Funded status, end of period	$(13)	$(31)	$(55)

Other liabilities recognized in the consolidated balance sheet	$(13)	$(31)	$(55)

Pretax net gain (loss) recognized in accumulated other comprehensive income or loss	$4	$(7)	$(29)

*	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $10 million at December 31, 2017, 2016, and 2015.

The accumulated benefit obligation for U.S. pension benefit plans was $354 million at December 31, 2017 and $385 million at December 31, 2016.

Notes to Consolidated Financial Statements, Continued

Defined benefit pension plan obligations in which the PBO was in excess of the related plan assets and the ABO was in excess of the related plan assets were as follows:

(dollars in millions)	PBO and ABO Exceeds Fair Value of Plan Assets
December 31,	2017	2016

Projected benefit obligation	$354	$385
Accumulated benefit obligation	354	385
Fair value of plan assets	341	354

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)	Pension
Years Ended December 31,	2017	2016	2015

Components of net periodic benefit cost:
Interest cost	$13	$16	$15
Expected return on assets	(18)	(17)	(19)
Settlement gain	(2)	—	—
Net periodic benefit cost	(7)	(1)	(4)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	(12)	(22)	9
Amortization of net actuarial gain (loss)	2	—	—
Total recognized in other comprehensive income or loss	(10)	(22)	9

Total recognized in net periodic benefit cost and other comprehensive income or loss	$(17)	$(23)	$5

We have made the following estimates relating to our combined defined benefit pension plans:

•
the estimated net loss that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be less than $1 million for our combined defined benefit pension plans; and

•
the estimated prior service credit that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be zero for our combined defined benefit pension plans.

Notes to Consolidated Financial Statements, Continued

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension
December 31,	2017	2016

Projected benefit obligation:
Discount rate	3.49%	4.04%
Rate of compensation increase	—	—

Net periodic benefit costs:
Discount rate	4.04%	4.26%
Expected long-term rate of return on plan assets	5.28%	5.27%
Rate of compensation increase (average)	—	—

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2017 and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

At December 31, 2017, the actual asset allocation for the primary asset classes was 85% in fixed income securities, 14% in equity securities, and 1% in cash and cash equivalents. The 2018 target asset allocation for the primary asset classes is 84% in fixed income securities and 16% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 5.3% for the Retirement Plan and 5.8% for the CommoLoCo Retirement Plan for 2017. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Expected Cash Flows

Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax

Notes to Consolidated Financial Statements, Continued

and may not be deductible under the IRC. Supplemental and excess plans’ payments and postretirement plan payments are deductible when paid.

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2017 are as follows:

(dollars in millions)	Pension

2018	$15
2019	15
2020	15
2021	16
2022	16
2023-2027	85

FAIR VALUE MEASUREMENTS — PLAN ASSETS

The inputs and methodology used in determining the fair value of the plan assets are consistent with those used to measure our assets.

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2017
Assets:
Cash and cash equivalents	$2	$—	$—	$2
Equity securities:
U.S. (a)	—	23	—	23
International (b)	—	24	—	24
Fixed income securities:
U.S. investment grade (c)	—	281	—	281
U.S. high yield (d)	—	11	—	11
Total	$2	$339	$—	$341

December 31, 2016
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	—	17	—	17
International (b)	—	15	—	15
Fixed income securities:
U.S. investment grade (c)	—	310	—	310
U.S. high yield (d)	—	9	—	9
Total	$3	$351	$—	$354

(a)	Includes index mutual funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

(b)	Includes investment mutual funds in companies in emerging and developed markets.

Notes to Consolidated Financial Statements, Continued

(c)	Includes investment mutual funds in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)	Includes investment mutual funds in securities or debt obligations that have a rating below investment grade.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

21. Share-Based Compensation

OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the 2013 Omnibus Incentive Plan, which was amended and restated effective as of May 25, 2016, under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants. The amendment and restatement of the Omnibus Plan (i) extended the term of the Omnibus Plan from October 2023 to May 2026 and (ii) limited the number of cash and equity-based awards under the Omnibus Plan valued at more than $500,000 to non-employee directors during the calendar year.

As of December 31, 2017, 13,199,096 shares of common stock were reserved for issuance under the Omnibus Plan, including 1,411,236 shares subject to outstanding equity awards. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs and RSAs, stock appreciation rights, and other stock-based awards and cash awards.

Service-based Awards

In connection with the initial public offering on October 16, 2013 and subsequent to the offering, we have granted service-based RSUs and RSAs to certain of our executives and employees. The RSUs are subject to a graded vesting period of 4.2 years or less and do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The RSAs are subject to a graded vesting period of three years or less and provide the holders the right to vote and to earn dividends during the vesting period. The fair value for restricted units and awards is generally the closing market price of OMH’s common stock on the date of the award. For awards granted in connection with the initial public offering, the fair value is the offering price. Expense is amortized on a straight line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2017, 2016, and 2015 was $27.85, $26.14, and $47.44, respectively. The total fair value of service-based awards that vested during 2017, 2016, and 2015 was $18 million, $10 million, and $7 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2017	1,382,920	$35.86
Granted	407,184	27.85
Vested	(575,322)	31.86
Forfeited	(73,172)	38.10
Unvested at December 31, 2017	1,141,610	34.87	1.91

Notes to Consolidated Financial Statements, Continued

Performance-based Awards

During 2017, 2016 and 2015, OMH awarded PRSUs that may be earned based on the financial performance of OMH. Certain PRSUs are subject to the achievement of performance goals during the period between the grant date and December 31, 2017. These awards are also subject to a graded vesting period of two years after the attainment of the performance goal or December 31, 2017, whichever occurs earlier. The remaining PRSUs are subject to separate and independent performance goals for 2017, 2018, and 2019; therefore, a separate requisite service period exists for each year that begins on January 1 of the respective performance year. Vesting for these awards will occur on the filing date of this Annual Report on Form 10-K that occurs after the performance year or the date the actual performance outcome is determined, whichever is later. All of the PRSUs allow for partial vesting if a minimum level of performance is attained. The PRSUs do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The fair value for PRSUs is based on the closing market price of our stock on the date of the award.

Expense for performance-based shares is recognized over the requisite service period when it is probable that the performance goals will be achieved and is based on the total number of units expected to vest. Expense for awards with graded vesting is recognized under the accelerated method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. If minimum targets are not achieved by the end of the respective performance periods, all unvested shares related to those targets will be forfeited and canceled, and all expense recognized to that date is reversed.

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

The weighted average grant date fair value of performance-based awards issued in 2017 and 2015 was $24.98 and $34.45, respectively. No performance shares were granted during 2016. The total fair value of performance-based awards that vested during 2017 and 2016 was $2 million and $4 million, respectively. No performance-based awards vested in 2015.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2017	407,948	$25.94
Granted	90,072	24.98
Vested	(92,000)	24.78
Forfeited	(136,394)	25.70
Unvested at December 31, 2017	269,626	26.14	3.78

Total share-based compensation expense, net of forfeitures, for all stock-based awards totaled $17 million, $22 million, and $15 million, respectively, during 2017, 2016, and 2015. The total income tax benefit recognized for stock-based compensation was $6 million in 2017, $8 million in 2016, and $6 million in 2015. As of December 31, 2017, there was total unrecognized compensation expense of $23 million related to nonvested restricted stock that is expected to be recognized over a weighted average period of 1.9 years.

Incentive Units

In the fourth quarter of 2015, certain executives of the Company surrendered a portion of their incentive units in the Initial Stockholder and certain additional executives of the Company received a grant of incentive units in the Initial Stockholder. These incentive units are intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed

Notes to Consolidated Financial Statements, Continued

specified amounts. The incentive units are entitled to vote together with the holders of common units in the Initial Stockholder as a single class on all matters. The incentive units may not be sold or otherwise transferred and the executives are entitled to receive these distributions only while they are employed with the Company, unless the executive’s termination of employment results from the executive’s death, in which case the executive’s beneficiaries will be entitled to receive any future distributions. Because the incentive units only provide economic benefits in the form of distributions while the holders are employed, and the holder generally does not have the ability to monetize the incentive units due to the transfer restrictions, the substance of the arrangement is that of a profit sharing agreement. These incentive units provide benefits (in the form of distributions) in the event the Initial Stockholder makes distributions to one or more of its members that exceed certain specified amounts. In connection with the sale of our common stock by the Initial Stockholder in 2015, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $15 million in 2015 related to the incentive units with a capital contribution offset such that the impact to overall shareholders’ equity was neutral. No expense was recognized for these awards during 2017 or 2016.

Notes to Consolidated Financial Statements, Continued

22. Segment Information

Our segments coincide with how our businesses are managed. At December 31, 2017, our two segments included:

•
Consumer and Insurance — We originate and service personal loans and offer credit insurance (life insurance, disability insurance, involuntary unemployment insurance, and collateral protection insurance) and non-credit insurance through our branch network and our centralized operations. We also offer auto membership plans of an unaffiliated company. Our branch network conducts business in 44 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch network or through an internet portal. If the applicant is located near an existing branch, our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch, our centralized operations originate the loan.

•
Acquisitions and Servicing — We service the SpringCastle Portfolio. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans because the liens are subordinated to superior ranking security interests. See Note 2 for information regarding the SpringCastle Interest Sale and the acquisition and disposition of the SpringCastle Portfolio.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include (i)
our liquidating real estate loan portfolio as discussed below;(ii) our liquidating retail sales finance portfolio (including retail sales finance accounts from our legacy auto finance operation); (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of the United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

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
• Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale); and
• Consumer and Insurance - receives remainder of unallocated average debt.
The net effect of the change in debt allocation and asset base methodologies for 2015, had it been in place as of the beginning of the year, would be an increase in interest expense of $208 million for Consumer and Insurance and a decrease in interest expense of $208 million for Other.

For the period first quarter 2015 to the OneMain Acquisition
Total average unsecured debt was allocated to Consumer and Insurance and Other, such that the total debt allocated across each segment equaled 83% of the Consumer and Insurance asset base and 100% of the Other asset base. Any excess was allocated to Consumer and Insurance.

Average unsecured debt was allocated after average securitized debt to achieve the calculated average segment debt.
Asset base represented the following:
● Consumer and Insurance - average net finance receivables, including average net finance receivables held for sale; and
●  Other - average net finance receivables, including average net finance receivables held for sale, investments including proceeds from Real Estate sales, cash and cash equivalents, less proceeds from equity issuance in 2015, operating cash reserve and cash included in other segments.

Provision for finance receivable losses
Directly correlated with specific segment, except for allocations related to personal loans and retail in Other, which are based on the remaining delinquent accounts as a percentage of total delinquent accounts.

Other revenues	Directly correlated with a specific segment, except for:
● Net gain (loss) on repurchases and repayments of debt - Allocated to each of the segments based on the interest expense allocation of debt.
● Gains and losses on foreign currency exchange - Allocated to each of the segments based on the interest expense allocation of debt.
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

Notes to Consolidated Financial Statements, Continued

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

•	Assets - revalues assets based on their fair values at the effective date of the OneMain Acquisition and the Fortress Acquisition.

The following tables present information about the Company’s segments, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other *	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2017
Interest income	$3,305	$—	$23	$—	$(132)	$3,196
Interest expense	765	—	21	—	30	816
Provision for finance receivable losses	963	—	7	—	(15)	955
Net interest income (loss) after provision for finance receivable losses	1,577	—	(5)	—	(147)	1,425
Other revenues	547	42	3	—	(32)	560
Acquisition-related transaction and integration expenses	66	—	6	—	(3)	69
Other expenses	1,382	41	33	—	29	1,485
Income (loss) before income tax expense (benefit)	$676	$1	$(41)	$—	$(205)	$431

Assets	$16,955	$4	$289	$—	$2,185	$19,433

Notes to Consolidated Financial Statements, Continued

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other *	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2016
Interest income	$3,328	$102	$51	$—	$(371)	$3,110
Interest expense	738	20	43	—	55	856
Provision for finance receivable losses	911	14	6	—	1	932
Net interest income (loss) after provision for finance receivable losses	1,679	68	2	—	(427)	1,322
Net gain on sale of SpringCastle interests	—	167	—	—	—	167
Other revenues	612	49	(38)	(11)	(6)	606
Acquisition-related transaction and integration expenses	100	1	27	—	(20)	108
Other expenses	1,503	58	27	(11)	54	1,631
Income (loss) before income taxes expense (benefit)	688	225	(90)	—	(467)	356
Income before income taxes attributable to non-controlling interests	—	28	—	—	—	28
Income (loss) before income tax expense (benefit) attributable to OneMain Holdings, Inc.	$688	$197	$(90)	$—	$(467)	$328

Assets	$15,539	$5	$596	$—	$1,983	$18,123

At or for the Year Ended December 31, 2015
Interest income	$1,482	$463	$76	$—	$(91)	$1,930
Interest expense	242	87	268	(5)	123	715
Provision for finance receivable losses	351	68	(1)	—	298	716
Net interest income (loss) after provision for finance receivable losses	889	308	(191)	5	(512)	499
Other revenues	276	58	3	(57)	(18)	262
Acquisition-related transaction and integration expenses	16	1	48	—	(3)	62
Other expenses	804	111	48	(52)	14	925
Income (loss) before income tax expense (benefit)	345	254	(284)	—	(541)	(226)
Income before income taxes attributable to non-controlling interests	—	127	—	—	—	127
Income (loss) before income tax expense (benefit) attributable to OneMain Holdings, Inc.	$345	$127	$(284)	$—	$(541)	$(353)

Assets	$16,023	$1,789	$1,073	$—	$2,305	$21,190

*	Real Estate segment has been combined with “Other” for the prior period.

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

Notes to Consolidated Financial Statements, Continued

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2017
Assets
Cash and cash equivalents	$933	$54	$—	$987	$987
Investment securities	36	1,654	7	1,697	1,697
Net finance receivables, less allowance for finance receivable losses	—	—	15,656	15,656	14,260
Finance receivables held for sale	—	—	139	139	132
Restricted cash and restricted cash equivalents	498	—	—	498	498
Other assets *	—	—	12	12	12

Liabilities
Long-term debt	$—	$15,625	$—	$15,625	$15,050

December 31, 2016
Assets
Cash and cash equivalents	$506	$73	$—	$579	$579
Investment securities	31	1,724	9	1,764	1,764
Net finance receivables, less allowance for finance receivable losses	—	—	13,891	13,891	13,043
Finance receivables held for sale	—	—	159	159	153
Restricted cash and restricted cash equivalents	568	—	—	568	568
Other assets *	—	1	34	35	37

Liabilities
Long-term debt	$—	$14,498	$—	$14,498	$13,959

*
Other assets includes commercial mortgage loans and escrow advance receivables at December 31, 2017 and commercial mortgage loans, escrow advance receivables, and receivables related to sales of real estate loans and related trust assets at December 31, 2016.

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2017
Assets
Cash equivalents in mutual funds	$709	$—	$—	$709
Cash equivalents in securities	—	54	—	54
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	28	—	28
Obligations of states, municipalities, and political subdivisions	—	135	—	135
Certificates of deposit and commercial paper	—	60	—	60
Non-U.S. government and government sponsored entities	—	125	—	125
Corporate debt	—	946	2	948
RMBS	—	99	—	99
CMBS	—	87	—	87
CDO/ABS	—	95	1	96
Total bonds	—	1,575	3	1,578
Preferred stock	7	7	—	14
Common stock	23	—	—	23
Other long-term investments	—	—	1	1
Total available-for-sale securities (b)	30	1,582	4	1,616
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	66	2	68
RMBS	—	1	—	1
CMBS	—	—	—	—
CDO/ABS	—	4	—	4
Total bonds	—	72	2	74
Preferred stock	6	—	—	6
Total other securities	6	72	2	80
Total investment securities	36	1,654	6	1,696
Restricted cash in mutual funds	484	—	—	484
Total	$1,229	$1,708	$6	$2,943

(a)
Due to the insignificant activity within the Level 3 assets during 2017, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

(b)	Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at December 31, 2017, which is carried at cost.

Notes to Consolidated Financial Statements, Continued

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2016
Assets
Cash equivalents in mutual funds	$307	$—	$—	$307
Cash equivalents in securities	—	73	—	73
Investment securities:
Available-for-sale securities
Bonds:
U.S. government and government sponsored entities	—	31	—	31
Obligations of states, municipalities, and political subdivisions	—	145	—	145
Non-U.S. government and government sponsored entities	—	118	—	118
Corporate debt	—	1,025	—	1,025
RMBS	—	100	—	100
CMBS	—	108	—	108
CDO/ABS	—	98	4	102
Total bonds	—	1,625	4	1,629
Preferred stock	8	8	—	16
Common stock	17	—	—	17
Other long-term investments	—	—	2	2
Total available-for-sale securities (b)	25	1,633	6	1,664
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	83	2	85
RMBS	—	1	—	1
CMBS	—	1	—	1
CDO/ABS	—	5	—	5
Total bonds	—	91	2	93
Preferred stock	6	—	—	6
Total other securities	6	91	2	99
Total investment securities	31	1,724	8	1,763
Restricted cash in mutual funds	553	—	—	553
Total	$891	$1,797	$8	$2,696

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

We had no transfers between Level 1 and Level 2 during 2017 and 2016.

Notes to Consolidated Financial Statements, Continued

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *				Impairment Charges
(dollars in millions)	Level 1	Level 2	Level 3	Total

At or for the Year Ended December 31, 2017
Assets
Real estate owned	$—	$—	$6	$6	$3

At or for the Year Ended December 31, 2016
Assets
Finance receivables held for sale	$—	$—	$159	$159	$4
Real estate owned	—	—	5	5	2
Total	$—	$—	$164	$164	$6

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

We wrote down certain finance receivables held for sale reported in our Other segment to their fair value during the second quarter of 2016 and recorded the writedowns in other revenues.

We wrote down certain real estate owned reported in our Other segment to their fair value less cost to sell during 2017 and 2016 and recorded the writedowns in other revenues. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third-party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016 was as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2017	December 31, 2016
Finance receivables held for sale	Income approach	Market value for similar type loan transactions to obtain a price point	*	*
Real estate owned	Market approach	Third-party valuation	*	*

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

Notes to Consolidated Financial Statements, Continued

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

Restricted Cash and Restricted Cash Equivalents

The carrying amount of restricted cash and restricted cash equivalents approximates fair value.

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

Notes to Consolidated Financial Statements, Continued

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2017, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

24. Subsequent Events

Redemption of OMFH 2019 Notes

On December 8, 2017, the Company issued a notice of redemption to redeem all $700 million outstanding principal amount of OMFH’s 6.75% Senior Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we will recognize $1.2 million of net loss on repurchases and repayments of debt for the three months ended March 31, 2018.

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and the Company to acquire from the Initial Stockholder 54,937,500 shares of OMH common stock (representing approximately 40.6% of the outstanding shares of our common stock as of such date), representing the entire holdings of our stock beneficially owned by Fortress. This transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions.

Notes to Consolidated Financial Statements, Continued

25. Selected Quarterly Financial Data (Unaudited)

Our selected quarterly financial data for 2017 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$857	$808	$772	$759
Interest expense	204	207	203	202
Provision for finance receivable losses	231	243	236	245
Other revenues	146	152	121	141
Other expenses	381	389	388	396
Income before income taxes	187	121	66	57
Income taxes	148	52	24	24
Net income	$39	$69	$42	$33

Earnings per share:
Basic	$0.29	$0.52	$0.31	$0.25
Diluted	0.29	0.51	0.30	0.25

Our selected quarterly financial data for 2016 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$768	$770	$741	$831
Interest expense	201	215	214	226
Provision for finance receivable losses	258	263	214	197
Other revenues	147	158	165	303
Other expenses	427	417	436	459
Income before income taxes	29	33	42	252
Income taxes	2	8	16	87
Net income	27	25	26	165
Net income attributable to non-controlling interests	—	—	—	28
Net income attributable to OneMain Holdings, Inc.	$27	$25	$26	$137

Earnings per share:
Basic	$0.20	$0.19	$0.19	$1.02
Diluted	0.20	0.19	0.19	1.01

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

As of December 31, 2017, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2017 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2017. This report can be found included in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end (the “Proxy Statement”).

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

Consolidated Balance Sheets, December 31, 2017 and 2016

Consolidated Statements of Operations, years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2017, 2016, and 2015

Consolidated Statements of Cash Flows, years ended December 31, 2017, 2016, and 2015

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules:

Schedule I - Condensed Financial Information of Registrant is included in Part IV - Item 15(c).

All other schedules have been omitted because they are either not required or inapplicable.

(3)    Exhibits:

Exhibits are listed in the Exhibit Index below.

(b)	Exhibits

The exhibits required to be included in this portion of Part IV - Item 15(b) are listed in the Exhibit Index to this report.

(c)	Schedule I - Condensed Financial Information of Registrant

Schedule I — Condensed Financial Information of Registrant

ONEMAIN HOLDINGS, INC.
Condensed Balance Sheets

(dollars in millions)
December 31,	2017	2016

Assets
Cash and cash equivalents	$1	$1
Investment in subsidiaries	3,147	2,941
Note receivable from affiliate	150	142
Total assets	$3,298	$3,084

Liabilities and Shareholders’ Equity
Long-term debt	$1	$—
Payable to affiliates	16	15
Deferred and accrued taxes	3	3
Total liabilities	20	18
Shareholders’ equity	3,278	3,066
Total liabilities and shareholders’ equity	$3,298	$3,084

See Notes to Condensed Financial Statements.

ONEMAIN HOLDINGS, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Interest income from affiliate	$9	$8	$13
Investment income	—	—	1
Operating expenses	3	—	—
Income before provision for income taxes	6	8	14
Provision for income taxes	1	3	5
Equity in undistributed net income (loss) from subsidiaries	178	210	(229)
Net income (loss)	183	215	(220)
Other comprehensive income (loss), net of tax	17	27	(36)
Comprehensive income (loss)	$200	$242	$(256)

See Notes to Condensed Financial Statements.

ONEMAIN HOLDINGS, INC.
Condensed Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2017	2016	2015

Net cash provided by operating activities	$—	$—	$23

Cash flows from investing activities
Capital contributions to subsidiaries	—	—	(1,100)
Principal collections on note receivable from affiliate	—	—	96
Net cash used for investing activities	—	—	(1,004)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs paid	—	—	976
Net cash provided by financing activities	—	—	976

Net change in cash and cash equivalents	—	—	(5)
Cash and cash equivalents at beginning of period	1	1	6
Cash and cash equivalents at end of period	$1	$1	$1

Supplemental non-cash financing activities
Increase in payable to affiliate for stock offering costs	$—	$—	$2

See Notes to Condensed Financial Statements.

ONEMAIN HOLDINGS, INC.
Notes to Condensed Financial Statements

1. Organization and Purpose

OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) is referred to in this schedule as “OMH.” OMH is a Delaware corporation.

Springleaf Holdings, LLC, a subsidiary of AGF Holding Inc., was incorporated on August 5, 2013. In connection with its formation, Springleaf Holdings, LLC issued 100 common interests to AGF Holding Inc., its sole member. Springleaf Holdings, LLC was formed solely to acquire, through a series of restructuring transactions, all of the common stock of Springleaf Finance, Inc. (“SFI”), an Indiana corporation. Springleaf Holdings, LLC did not engage in any significant activities from the date of its formation on August 5, 2013 to October 9, 2013 other than those incidental to its formation, including the issuance of common interests in the amount of $1,000 on August 9, 2013.

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

3. Note Receivable from Affiliate

Note receivable from affiliate reflects a master note with SFI. The interest rate on the unpaid principal balance is the lender’s cost of funds rate, which was 5.87% at December 31, 2017. Interest income on the master note totaled $9 million, $8 million and $13 million in 2017, 2016, and 2015, respectively.

4. Payable to Affiliates

Payable to affiliates primarily reflects offering costs incurred in conjunction with the public offerings in 2013 and 2015 and tax liabilities that were paid by affiliates on behalf of OMH. No interest was charged for these transactions.

5. Subsidiary Debt Guarantee

5.625% SFC Notes

On December 8, 2017, OMH entered into the SFC Fourth Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.625% SFC Notes. As of December 31, 2017, $875 million aggregate principal amount of the 5.625% SFC Notes were outstanding.

6.125% SFC Notes

On May 15, 2017, OMH entered into the SFC Third Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 6.125% SFC Notes. As of December 31, 2017, $1.0 billion aggregate principal amount of the 6.125% SFC Notes were outstanding.

8.25% SFC Notes

On April 11, 2016, OMH entered into the SFC Second Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 8.25% SFC Notes. As of December 31, 2017, $1.0 billion aggregate principal amount of the 8.25% SFC Notes were outstanding.

5.25% SFC Notes

On December 3, 2014, OMH entered into the SFC Base Indenture and the SFC First Supplemental Indenture, pursuant to which it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of principal, premium (if any) and interest on the 5.25% SFC Notes. As of December 31, 2017, $700 million aggregate principal amount of the 5.25% SFC Notes were outstanding.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consist of the following:

•	8.25% Senior Notes due 2023;

•	7.75% Senior Notes due 2021;

•	6.00% Senior Notes due 2020; and

•	the Junior Subordinated Debenture

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2017, approximately $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into the OMFH Indenture, among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of the OMFH Notes. The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of December 31, 2017, $1.5 billion aggregate principal amount of the OMFH Notes were outstanding.

On November 8, 2016, OMH entered into a second supplemental indenture to the OMFH Indenture (the “OMFH Second Supplemental Indenture”), pursuant to which OMH agreed to fully, unconditionally and irrevocably guarantee the outstanding OMFH Notes in accordance with and subject to the terms of the OMFH Indenture. Further, as permitted by the terms of the OMFH Indenture, OMFH intends to satisfy its reporting obligations under the OMFH Indenture with respect to providing OMFH financial information to the holders of the OMFH Notes by furnishing financial information relating to the Company.

On December 8, 2017 OMFH provided notice to note holders to redeem all $700 million outstanding principal amount of the 2019 OMFH Notes on January 8, 2018, at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. See Note 24 for more detail on this redemption.

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

4.2
Indenture, dated as of May 29, 2013, between Springleaf Finance Corporation and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 of Springleaf Finance Corporation’s (File No. 1-06155) Current Report on Form 8-K filed on May 29, 2013.

4.3
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

4.5.1
First Supplemental Indenture, dated as of December 3, 2014, by and among Springleaf Finance Corporation, OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.), as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 3, 2014.

4.5.2
Second Supplemental Indenture, dated as of April 11, 2016, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 11, 2016.

Exhibit

4.5.3
Third Supplemental Indenture, dated as of May 15, 2017, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 15, 2017.

4.5.4
Fourth Supplemental Indenture, dated as of December 8, 2017, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 8, 2017.

4.6
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

4.6.1
First Supplemental Indenture, dates as of May 21, 2015, among OneMain Financial Holdings, LLC (formerly OneMain Financial Holdings, Inc.), OMF HY, Inc. and The Bank of New York Mellon, as trustee. Incorporated by reference to Exhibit 4.7.1 to our Annual Report on Form 10-K for the period ending December 31, 2016, filed on February 21, 2017.

4.6.2
Second Supplemental Indenture, dated as of November 8, 2016, among OneMain Financial Holdings, LLC (formerly OneMain Financial Holdings, Inc.), as Issuer, OMF HY, Inc., as Co-Obligor, OneMain Holdings, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee. Incorporated by reference to Exhibit 4.7.2 to our Annual Report on Form 10-K for the period ended December 31, 2016, filed on February 21, 2017.

10.0	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Form S-1 filed on October 1, 2013.

10.1 **	OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016.

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

10.1.5 **
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit 10.1.5 to our Annual Report on Form 10-K for the period ended December 31, 2016, filed on February 21, 2017.

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

Exhibit

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

10.4.3**
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

10.7**
Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Robert Hurzeler, dated as of April 13, 2015, to be effective as of January 1, 2016. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015.

10.8**
Offer Letter by Springleaf Finance, Inc. and Springleaf General Services Corporation to Lawrence Skeats, dated as of January 3, 2014. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015.

10.9**
Severance and Release Agreement, dated as of March 31, 2016, for Mary McDowell. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 5, 2017.

10.9.1**
Consulting Agreement dated as of April 1, 2016, between OneMain Holdings, inc. and Mary McDowell. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 5, 2017.

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

Exhibit

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2018.

ONEMAIN HOLDINGS, INC.

By:	/s/	Scott T. Parker
Scott T. Parker
(Executive Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2018.

/s/	Jay N. Levine	/s/	Douglas L. Jacobs
	Jay N. Levine		Douglas L. Jacobs
(President, Chief Executive Officer, and Director — Principal Executive Officer)		(Director)

/s/	Scott T. Parker	/s/	Anahaita N. Kotval
	Scott T. Parker		Anahaita N. Kotval
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)		(Director)

/s/	Michael A. Hedlund	/s/	Ronald M. Lott
	Michael A. Hedlund		Ronald M. Lott
(Senior Vice President and Group Controller — Principal Accounting Officer)		(Director)

/s/	Wesley R. Edens
Wesley R. Edens
(Chairman of the Board and Director)

/s/	Roy A. Guthrie
Roy A. Guthrie
(Director)