Form 10-Q
period 2018-03-31
OneMain Holdings, Inc.
filed 2018-05-03
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At May 1, 2018, there were 135,705,927 shares of the registrant’s common stock, $0.01 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2017 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
5.625% SFC Notes	$875 million of 5.625% Senior Notes due 2023 issued by SFC on December 8, 2017 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
6.875% SFC Notes	$1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 issued by SFC on March 12, 2018 and guaranteed by OMH
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OMFH
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
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

GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables

Term or Abbreviation	Definition

Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
Initial Stockholder	Springleaf Financial Holdings, LLC
IRS	Internal Revenue Service
Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

LIBOR	London Interbank Offered Rate
Logan Circle	Logan Circle Partners, L.P.
Merit	Merit Life Insurance Co., an insurance subsidiary of SFC
MetLife	MetLife, Inc.
Nationstar	Nationstar Mortgage LLC, dba “Mr. Cooper”
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NRZ	New Residential Investment Corp.
ODART	OneMain Direct Auto Receivables Trust
OM Loans	purchased credit impaired personal loans acquired in the OneMain Acquisition
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021
OMFH Supplemental Indenture	Second Supplemental Indenture dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OMFH, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
OneMain Financial Funding VII LSA
Loan and Security Agreement, dated April 13, 2017, among OneMain Financial Funding VII, LLC, certain third party lenders and other third parties pursuant to which OneMain Financial Funding VII, LLC may borrow up to $650 million

OneMain Financial Funding VIII LSA
Loan and Security Agreement, dated February 2, 2018, among OneMain Financial Funding VIII, LLC, certain third party lenders and other third parties pursuant to which OneMain Financial Funding VIII, LLC may borrow up to $450 million

OneMain Financial Funding IX LSA
Loan and Security Agreement, dated July 14, 2017, among OneMain Financial Funding IX, LLC, certain third party lenders and other third parties pursuant to which OneMain Financial Funding IX, LLC may borrow up to $600 million

Other Securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes
collectively, of SFC’s 8.25% Senior Notes due 2023, 7.75% Senior Notes due 2021, and 6.00% Senior Notes due 2020, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation

Term or Abbreviation	Definition

SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	First Supplemental Indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture dated as of December 8, 2017, to the SFC Base Indenture
SFC Fifth Supplemental Indenture	Fifth Supplemental Indenture dated as of March 12, 2018, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Notes	collectively, the issued and outstanding senior unsecured notes issued pursuant to the SFC senior Notes Indenture
SFC Second Supplemental Indenture	Second Supplemental Indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Senior Notes Indentures
the SFC Base Indenture as supplemented by the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental Indenture, the SFC Fourth Supplemental Indenture, and the SFC Fifth Supplemental Indenture

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

SpringCastle Portfolio	loans acquired through the SpringCastle Joint Venture
Springleaf	OMH and its subsidiaries (other than OneMain)
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables
Texas DOI	Texas Department of Insurance
Triton	Triton Insurance Company, an insurance subsidiary of OMFH
Trust preferred securities
capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
UPB	unpaid principal balance for interest bearing accounts and the gross remaining contractual payments less the unaccreted balance of unearned finance charges for precompute accounts
Värde	Värde Partners, Inc.
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company, an insurance subsidiary of SFC

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$1,807	$987
Investment securities	1,706	1,697
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $10.0 billion in 2018 and $9.8 billion in 2017)	14,858	14,823
Other receivables	129	134
Net finance receivables	14,987	14,957
Unearned insurance premium and claim reserves	(585)	(590)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $461 million in 2018 and $465 million in 2017)	(689)	(697)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	13,713	13,670
Finance receivables held for sale	126	132
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $657 million in 2018 and $482 million in 2017)	679	498
Goodwill	1,422	1,422
Other intangible assets	428	440
Other assets	586	587

Total assets	$20,467	$19,433

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $9.0 billion in 2018 and $8.7 billion in 2017)	$15,898	$15,050
Insurance claims and policyholder liabilities	728	737
Deferred and accrued taxes	72	45
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2018 and $14 million in 2017)	387	323
Total liabilities	17,085	16,155
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 135,696,512 and 135,349,638 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	1,563	1,560
Accumulated other comprehensive income (loss)	(12)	11
Retained earnings	1,830	1,706
Total shareholders’ equity	3,382	3,278

Total liabilities and shareholders’ equity	$20,467	$19,433

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions, except per share amounts)	Three Months Ended March 31,
	2018	2017

Interest income:
Finance charges	$859	$756
Finance receivables held for sale originated as held for investment	3	3
Total interest income	862	759

Interest expense	200	202

Net interest income	662	557

Provision for finance receivable losses	254	245

Net interest income after provision for finance receivable losses	408	312

Other revenues:
Insurance	105	103
Investment	13	19
Other	19	19
Total other revenues	137	141

Other expenses:
Operating expenses:
Salaries and benefits	194	186
Acquisition-related transaction and integration expenses	10	23
Other operating expenses	128	142
Insurance policy benefits and claims	45	45
Total other expenses	377	396

Income before income taxes	168	57

Income taxes	44	24

Net income	$124	$33

Share Data:
Weighted average number of shares outstanding:
Basic	135,596,279	135,218,586
Diluted	135,897,296	135,573,167
Earnings per share:
Basic	$0.91	$0.25
Diluted	$0.91	$0.25

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Net income	$124	$33

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(24)	10
Foreign currency translation adjustments	(3)	—
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	4	(3)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(23)	7
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	—	(4)
Income tax effect:
Net realized gains on available-for-sale securities	—	1
Reclassification adjustments included in net income, net of tax	—	(3)
Other comprehensive income (loss), net of tax	(23)	4

Comprehensive income	$101	$37

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2018	$1	$1,560	$11	$1,706	$3,278
Non-cash incentive compensation from Initial Stockholder	—	4	—	—	4
Share-based compensation expense, net of forfeitures	—	5	—	—	5
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	(23)	—	(23)
Net income	—	—	—	124	124
Balance, March 31, 2018	$1	$1,563	$(12)	$1,830	$3,382

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	4	—	4
Net income	—	—	—	33	33
Balance, March 31, 2017	$1	$1,550	$(2)	$1,556	$3,105

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net income	$124	$33
Reconciling adjustments:
Provision for finance receivable losses	254	245
Depreciation and amortization	67	98
Deferred income tax charge	11	25
Non-cash incentive compensation from Initial Stockholder	4	—
Share-based compensation expense, net of forfeitures	5	7
Other	7	(2)
Cash flows due to changes in other assets and other liabilities	83	38
Net cash provided by operating activities	555	444

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	(333)	30
Available-for-sale securities purchased	(197)	(132)
Available-for-sale securities called, sold, and matured	156	162
Trading and Other Securities called, sold, and matured	8	—
Other, net	(15)	(1)
Net cash provided by (used for) investing activities	(381)	59

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	2,805	366
Repayment of long-term debt	(1,972)	(666)
Withholding tax on share-based compensation	(6)	(5)
Net cash provided by (used for) financing activities	827	(305)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	1,001	198
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,485	1,147
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$2,486	$1,345

Supplemental cash flow information
Cash and cash equivalents	$1,807	$787
Restricted cash and restricted cash equivalents	679	558
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$2,486	$1,345

Supplemental non-cash activities
Net unsettled investment security purchases	(5)	(19)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At March 31, 2018, the Initial Stockholder owned approximately 40.5% of OMH’s common stock. The Initial Stockholder is owned by a private equity fund managed by an affiliate of Fortress. On December 27, 2017, SoftBank acquired Fortress and Fortress now operates within SoftBank as an independent business headquartered in New York.

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and the Company to acquire from the Initial Stockholder 54,937,500 shares of OMH common stock representing the entire holdings of our stock beneficially owned by Fortress. This transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions.

On February 21, 2018, OMH entered into an underwriting agreement among OMH, the Initial Stockholder and Morgan Stanley & Co. LLC as underwriter in connection with the sale by Springleaf Financial Holdings, LLC of 4,179,678 shares of its Common Stock. These shares were beneficially owned by AIG Capital Corporation (“AIG”), a subsidiary of American International Group, Inc., and represented the entire holdings of our stock beneficially owned by AIG. As disclosed in Note 21 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. In connection with the sale of our common stock by the Initial Stockholder on February 21, 2018, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $4 million in the first quarter of 2018 related to the incentive units with a capital contribution offset such that the impact to overall shareholders’ equity was neutral.

OMH is a financial services holding company whose principal subsidiaries are SFI and Independence. SFI’s principal subsidiary is SFC, and Independence’s principal subsidiary is OMFH. SFC and OMFH are financial services holding companies with subsidiaries engaged in the consumer finance and insurance businesses.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using GAAP. These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2018 presentation, we have reclassified certain items in prior periods of our condensed consolidated financial statements.

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed below.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. Management has reviewed this update and other ASU’s that were subsequently issued to further clarify the implementation guidance outlined in ASU 2014-09. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of the Company’s revenues are generated from activities that are outside the scope of this ASU. We adopted the amendments of these ASU’s as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income for financial liabilities measured under the fair value option, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. In February of 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall, which made technical corrections, and improvements to the codification, specifically related to ASU 2016-01. The Company has adopted these ASU’s as of January 1, 2018 using a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) shall be applied prospectively to equity investments that exist as of the date of adoption of this update. We adopted all other amendments of these ASU’s as of January 1, 2018 and presented this change on a retrospective basis for all periods presented. We concluded that this ASU does not have a material impact on our consolidated financial statements.

In March of 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU shortens the amortization period for the premium from the adjustment of yield over the contractual life of the instrument to the earliest call date. The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. As the Company’s existing accounting policy was in accordance with the amendments of this ASU, we elected to early adopt as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the amendments of this ASU as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Income Taxes

In October of 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted the amendments of this ASU as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present the service cost component separately from other components of net benefit cost on the income statement. We adopted the amendments of this ASU as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

In May of 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. We adopted the amendments of this ASU as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

Goodwill Impairment

In January of 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by eliminating Step 2 of the impairment testing process. The amendments in this ASU will become effective for the Company for fiscal years beginning January 1, 2020. We elected to early adopt as of January 1, 2018 and concluded that it does not have a material impact on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. Management has reviewed this update and other ASU’s that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-02.

The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of implementing a new leasing system that will allow us to better account for the leases in accordance with the new guidance. We are assessing new system updates to ensure both qualitative and quantitative data requirements will be met at the time of adoption. The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. At December 31, 2017, the Company had approximately $180 million of minimum lease commitments from these operating leases (refer to Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K). The adoption of this ASU will result in an increase in our reported assets and liabilities on the consolidated balance sheets due to the recognition of the right-of-use asset and lease liability, and we are in the process of quantifying the expected impact.

Allowance for Finance Receivables Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach. Therefore, we would expect changes in the allowance for finance receivable losses will be driven primarily by the nature and growth of the Company’s loan portfolio and the economic environment at that time.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to make progress in developing an acceptable model to estimate the expected credit losses. After the model has been reviewed and validated in accordance with our governance policies, the Company will provide further disclosure regarding the estimated impact on our allowance for finance receivables losses. In addition to the development of the model, we are assessing the additional disclosure requirements from this update. We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses and a corresponding one-time cumulative effect reduction to retained earnings in the consolidated balance sheet as of the beginning of the year of adoption. We are in the process of quantifying the expected impacts.

Income Taxes

In February of 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income, which permits the reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings from the passage of the Tax Act. This update requires additional disclosures describing the nature of the stranded tax effects. The amendments within this ASU become effective for the Company for fiscal years beginning after January 1, 2019, with early adoption permitted. We believe that the adoption of this ASU will not have a material impact on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the three months ended March 31, 2018, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivable types include personal loans and other receivables as defined below:

•	Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years.

•
Other receivables — consist of our loan portfolios in a liquidating status. We ceased originating real estate loans and purchasing retail sales contracts and revolving retail accounts. We continue to service or sub-service the liquidating real estate loans and retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

Beginning in 2018, we combined real estate and retail sales finance loans into “Other Receivables.” Previously, we presented real estate and retail sales finance loans as distinct receivable types. In order to conform to this new alignment, we have revised our prior period finance receivable disclosures.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

March 31, 2018
Gross receivables (a)(b)	$14,710	$128	$14,838
Unearned points and fees	(169)	—	(169)
Accrued finance charges	198	1	199
Deferred origination costs	119	—	119
Total	$14,858	$129	$14,987

December 31, 2017
Gross receivables (a)(b)	$14,664	$133	$14,797
Unearned points and fees	(168)	—	(168)
Accrued finance charges	210	1	211
Deferred origination costs	117	—	117
Total	$14,823	$134	$14,957

(a)	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the UPB and the remaining unearned premium, net of discount established at the time of purchase to reflect the finance receivable balance at its initial fair value;

•	Finance receivables originated subsequent to the OneMain Acquisition and the Fortress Acquisition — gross finance receivables equal the UPB;

•
Purchased credit impaired finance receivables — gross finance receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts; and

•
TDR finance receivables — gross finance receivables equal the UPB and, if applicable, the remaining unearned premium, net of discount established at the time of purchase if previously purchased as a performing receivable.

(b)	As of January 1, 2018, we have reclassified unearned finance charges to gross receivables. To conform to this presentation, we have reclassified the prior period.

At March 31, 2018 and December 31, 2017, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the value and recoverability of collateral, if any, securing a loan at loan origination and the delinquency status of our finance receivables as our primary credit quality indicators. At March 31, 2018 and December 31, 2017, 43% of our personal loans were secured by titled collateral. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Other Receivables	Total

March 31, 2018
Performing
Current	$14,213	$103	$14,316
30-59 days past due	174	7	181
60-89 days past due	134	2	136
Total performing	14,521	112	14,633
Nonperforming
90-179 days past due	329	3	332
180 days or more past due	8	14	22
Total nonperforming	337	17	354
Total	$14,858	$129	$14,987

December 31, 2017
Performing
Current	$14,124	$104	$14,228
30-59 days past due	204	8	212
60-89 days past due	157	3	160
Total performing	14,485	115	14,600
Nonperforming
90-179 days past due	332	4	336
180 days or more past due	6	15	21
Total nonperforming	338	19	357
Total	$14,823	$134	$14,957

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

At March 31, 2018 and December 31, 2017, finance receivables held for sale totaled $126 million and $132 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

OM Loans
Carrying amount, net of allowance	$152	$176
Outstanding balance (a)	209	243
Allowance for purchased credit impaired finance receivable losses	—	6

FA Loans (b)
Carrying amount, net of allowance	$54	$57
Outstanding balance (a)	91	94
Allowance for purchased credit impaired finance receivable losses	9	9

(a)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

Carrying amount	$42	$44
Outstanding balance	69	72

The allowance for purchased credit impaired finance receivable losses at March 31, 2018 and December 31, 2017, reflected the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

OM Loans
Balance at beginning of period	$47	$59
Accretion	(6)	(11)
Reclassifications from nonaccretable difference (a)	8	—
Balance at end of period	$49	$48

FA Loans
Balance at beginning of period	$53	$60
Accretion (b)	(1)	(1)
Balance at end of period	$52	$59

(a)	Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

(b)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were immaterial for the three months ended March 31, 2018 and 2017.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

March 31, 2018
TDR gross finance receivables (b)	$356	$138	$494
TDR net finance receivables	355	139	494
Allowance for TDR finance receivable losses	153	12	165

December 31, 2017
TDR gross finance receivables (b)	$318	$139	$457
TDR net finance receivables	318	140	458
Allowance for TDR finance receivable losses	135	12	147

(a)	Other Receivables held for sale included in the table above were as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

TDR gross finance receivables	$88	$90
TDR net finance receivables	89	91

(b)	As defined earlier in this Note.

As of March 31, 2018, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Three Months Ended March 31, 2018
TDR average net receivables	$337	$139	$476
TDR finance charges recognized	11	2	13

Three Months Ended March 31, 2017
TDR average net receivables	$153	$134	$287
TDR finance charges recognized	6	2	8

*	Other Receivables held for sale included in the table above were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

TDR average net receivables	$90	$89
TDR finance charges recognized	1	1

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

Three Months Ended March 31, 2018
Pre-modification TDR net finance receivables	$94	$2	$96
Post-modification TDR net finance receivables:
Rate reduction	$70	$2	$72
Other (b)	24	—	24
Total post-modification TDR net finance receivables	$94	$2	$96
Number of TDR accounts	14,730	29	14,759

Three Months Ended March 31, 2017
Pre-modification TDR net finance receivables	$44	$3	$47
Post-modification TDR net finance receivables:
Rate reduction	$39	$3	$42
Other (b)	4	—	4
Total post-modification TDR net finance receivables	$43	$3	$46
Number of TDR accounts	6,438	64	6,502

(a)	Other Receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

Personal loans held for investment that were modified as TDR personal loans within the previous 12 months and for which there was a default during the period to cause the TDR personal loans to be considered nonperforming (90 days or more past due) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2018	2017

TDR net finance receivables *	$18	$12
Number of TDR accounts	2,719	1,793

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the three months ended March 31, 2018 and 2017 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Consolidated Total

Three Months Ended March 31, 2018
Balance at beginning of period	$673	$24	$697
Provision for finance receivable losses	254	—	254
Charge-offs	(289)	(1)	(290)
Recoveries	27	1	28
Balance at end of period	$665	$24	$689

Three Months Ended March 31, 2017
Balance at beginning of period	$669	$20	$689
Provision for finance receivable losses	244	1	245
Charge-offs	(296)	(1)	(297)
Recoveries	29	—	29
Balance at end of period	$646	$20	$666

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

March 31, 2018
Allowance for finance receivable losses:
Collectively evaluated for impairment	$512	$3	$515
Purchased credit impaired finance receivables	—	9	9
TDR finance receivables	153	12	165
Total	$665	$24	$689

Finance receivables:
Collectively evaluated for impairment	$14,351	$58	$14,409
Purchased credit impaired finance receivables	152	21	173
TDR finance receivables	355	50	405
Total	$14,858	$129	$14,987

Allowance for finance receivable losses as a percentage of finance receivables	4.47%	18.72%	4.60%

December 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$532	$3	$535
Purchased credit impaired finance receivables	6	9	15
TDR finance receivables	135	12	147
Total	$673	$24	$697

Finance receivables:
Collectively evaluated for impairment	$14,323	$63	$14,386
Purchased credit impaired finance receivables	182	22	204
TDR finance receivables	318	49	367
Total	$14,823	$134	$14,957

Allowance for finance receivable losses as a percentage of finance receivables	4.53%	18.27%	4.66%

5. Finance Receivables Held for Sale

We report finance receivables held for sale of $126 million at March 31, 2018 and $132 million at December 31, 2017, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At March 31, 2018 and December 31, 2017, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

We did not have any material transfers to or from finance receivables held for sale during the three months ended March 31, 2018 and 2017.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$29	$—	$—	$29
Obligations of states, municipalities, and political subdivisions	132	—	(1)	131
Certificates of deposit and commercial paper	39	—	—	39
Non-U.S. government and government sponsored entities	128	1	(2)	127
Corporate debt	980	5	(16)	969
Mortgage-backed, asset-backed, and collateralized:
RMBS	122	—	(3)	119
CMBS	86	—	(1)	85
CDO/ABS	99	—	(1)	98
Total	$1,615	$6	$(24)	$1,597

December 31, 2017
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$28	$—	$—	$28
Obligations of states, municipalities, and political subdivisions	135	—	—	135
Certificates of deposit and commercial paper	60	—	—	60
Non-U.S. government and government sponsored entities	126	—	(1)	125
Corporate debt	941	12	(5)	948
Mortgage-backed, asset-backed, and collateralized:
RMBS	100	—	(1)	99
CMBS	88	—	(1)	87
CDO/ABS	96	—	—	96
Total	$1,574	$12	$(8)	$1,578

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

March 31, 2018
U.S. government and government sponsored entities	$18	$—	$10	$—	$28	$—
Obligations of states, municipalities, and political subdivisions	91	(1)	19	—	110	(1)
Non-U.S. government and government sponsored entities	100	(2)	12	—	112	(2)
Corporate debt	669	(13)	86	(3)	755	(16)
RMBS	71	(2)	24	(1)	95	(3)
CMBS	45	—	34	(1)	79	(1)
CDO/ABS	56	(1)	23	—	79	(1)
Total	$1,050	$(19)	$208	$(5)	$1,258	$(24)

December 31, 2017
U.S. government and government sponsored entities	$21	$—	$3	$—	$24	$—
Obligations of states, municipalities, and political subdivisions	65	—	20	—	85	—
Non-U.S. government and government sponsored entities	89	(1)	13	—	102	(1)
Corporate debt	387	(3)	93	(2)	480	(5)
RMBS	40	—	25	(1)	65	(1)
CMBS	40	—	38	(1)	78	(1)
CDO/ABS	48	—	26	—	74	—
Total	$690	$(4)	$218	$(4)	$908	$(8)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 1,718 and 1,229 investment securities in an unrealized loss position at March 31, 2018 and December 31, 2017, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2018, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended March 31, 2018 and 2017, we recognized less than $1 million of other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues.

During the three months ended March 31, 2018 and 2017, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Proceeds from sales and redemptions	$71	$113

Net realized gains *	$—	$4

*	Realized losses on available-for-sale securities sold or redeemed during the three months ended March 31, 2018 and 2017 were less than $1 million.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2018 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$166	$166
Due after 1 year through 5 years	556	562
Due after 5 years through 10 years	363	369
Due after 10 years	210	211
Mortgage-backed, asset-backed, and collateralized securities	302	307
Total	$1,597	$1,615

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $493 million and $537 million at March 31, 2018 and December 31, 2017, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	62	68
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	1
CDO/ABS	3	4
Total bonds	67	74
Preferred stock *	19	20
Common stock *	22	23
Other long-term investments	1	1
Total	$109	$118

*	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Unrealized gains (losses) on other securities held at March 31, 2018 and 2017 were $2 million for the three months ended March 31, 2018 and were immaterial for the three months ended March 31, 2017. Net realized gains (losses) on other securities sold or redeemed during the 2018 and 2017 periods were immaterial for the three months ended March 31, 2018 and 2017. We report these gains and losses in investment revenues.

7. Transactions with Affiliates

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. On February 12, 2018, Nationstar’s parent, Nationstar Mortgage Holdings Inc. (“NSM”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). In connection with the closing of the transactions contemplated by the Merger Agreement, investment funds managed by affiliates of Fortress have agreed to elect to receive cash merger consideration with respect to no less than 50% of the shares in NSM held by such funds and, following such closing, will no longer indirectly own a majority interest in Nationstar. The subservicing fees paid to Nationstar were immaterial for the three months ended March 31, 2018 and 2017.

SERVICING AGREEMENT

In 2016, we sold our equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Servicing fees revenue totaled $8 million for the three months ended March 31, 2018, compared to $10 million for the three months ended March 31, 2017. At March 31, 2018 and December 31, 2017, the servicing fees receivable from the SpringCastle Funding Trust totaled $3 million.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at March 31, 2018 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.94%	5.25% - 8.25%	3.47%

Second quarter 2018	$—	$400	$—	$400
Remainder of 2018	—	—	—	—
2019	—	696	—	696
2020	—	1,299	—	1,299
2021	—	1,046	—	1,046
2022	—	1,000	—	1,000
2023-2067	—	2,424	350	2,774
Securitizations (b)	9,043	—	—	9,043
Total principal maturities	$9,043	$6,865	$350	$16,258

Total carrying amount	$9,015	$6,711	$172	$15,898
Debt issuance costs (c)	$(28)	$(45)	$—	$(73)

(a)
The interest rates shown are the range of contractual rates in effect at March 31, 2018. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.47% as of March 31, 2018.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At March 31, 2018, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $20 million at March 31, 2018 and are reported in other assets.

SFC’S OFFERING OF 6.875% SENIOR NOTES DUE 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 (the “6.875% SFC Notes”) under an Indenture dated as of December 3, 2014 (the “SFC Base Indenture”), as supplemented by a Fifth Supplemental Indenture, dated as of March 12, 2018 (the “SFC Fifth Supplemental Indenture” and, collectively, with the SFC Base Indenture, the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental Indenture, and the SFC Fourth Supplemental Indenture, the “SFC Senior Notes Indentures”), pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis.

SFC intends to use the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which may include debt repurchases and repayments.

The 6.875% SFC Notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

The notes may be redeemed at any time and from time to time, at the option of SFC, in whole or in part at a “make-whole” redemption price specified in the SFC Senior Notes Indentures. The notes will not have the benefit of any sinking fund.

GUARANTY AGREEMENTS

OMH entered into the SFC Base Indenture and the following SFC supplemental indentures, pursuant to which OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis the payments of principal, premium (if any) and interest on the following notes:

Guarantee Agreement	Date Entered	SFC Supplemental Indentures	Interest rate	March 31, 2018 Outstanding balance (dollars in millions)

6.875% SFC Notes	3/12/2018	SFC Fifth Supplemental Indenture	6.875%	$1,250
5.625% SFC Notes	12/8/2017	SFC Fourth Supplemental Indenture	5.625%	875
6.125% SFC Notes	5/15/2017	SFC Third Supplemental Indenture	6.125%	1,000
8.25% SFC Notes	4/11/2016	SFC Second Supplemental Indenture	8.25%	1,000
5.25% SFC Notes	12/3/2014	SFC First Supplemental Indenture	5.25%	700

The supplemental indentures listed above contain covenants that, among other things, (i) limit SFC’s ability to create liens on assets and (ii) restrict SFC’s ability to consolidate, merge or sell its assets. The SFC Senior Notes Indentures also provide for events of default which, if any of them were to occur, would permit or require the principal of and accrued interest on the SFC Notes to become, or to be declared, due and payable. We describe our guarantee agreements in Note 12 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

Other SFC Notes

On December 30, 2013, OMH entered into SFC Guaranty Agreements whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes. The Other SFC Notes consisted of the following:

•	8.25% Senior Notes due 2023;

•	7.75% Senior Notes due 2021;

•	6.00% Senior Notes due 2020; and

•	the Junior Subordinated Debenture.

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of March 31, 2018, $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

On December 11, 2014, OMFH and certain of its subsidiaries entered into the OMFH Indenture, among OMFH, the guarantors listed therein and The Bank of New York Mellon, as trustee, in connection with OMFH’s issuance of the OMFH Notes. The OMFH Notes are OMFH’s unsecured senior obligations, guaranteed on a senior unsecured basis by each of its wholly owned domestic subsidiaries, other than certain subsidiaries, including its insurance subsidiaries and securitization subsidiaries. As of March 31, 2018, $800 million aggregate principal amount of the OMFH Notes were outstanding.

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

On December 8, 2017, OMFH provided notice to note holders to redeem on January 8, 2018, all $700 million outstanding principal amount of OMFH Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized $1.2 million of net loss on repurchases and repayments of debt for the three months ended March 31, 2018.

On March 19, 2018, OMFH provided notice to note holders to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018, at a redemption price in cash equal to 103.625%, plus accrued and unpaid interest to the redemption date on the principal amount. See Note 18 for more detail on this redemption.

The OMH guarantees of OMFH’s long-term debt discussed above are subject to customary release provisions.

9. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and conduit transactions. We have determined that either of SFC or OMFH is the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings.

See Note 3 and Note 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K for more detail regarding VIEs.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	March 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$4	$4
Finance receivables:
Personal loans	9,978	9,769
Allowance for finance receivable losses	461	465
Restricted cash and restricted cash equivalents	657	482
Other assets	21	20

Liabilities
Long-term debt	$9,015	$8,688
Other liabilities	15	15

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

Our securitized borrowings at March 31, 2018 consisted of the following:

(dollars in millions)	Issue Amount (a)	Current Note Amounts Outstanding	Current Weighted Average Interest Rate	Original Revolving Period	Issue Date	Maturity Date

Consumer Securitizations:
SLFT 2015-A	$1,163	$1,053	3.50%	3 years	02/26/15	11/2024
SLFT 2015-B	314	314	3.78%	5 years	04/07/15	05/2028
SLFT 2016-A (b)	532	500	3.10%	2 years	12/14/16	11/2029
SLFT 2017-A (b)	652	619	2.98%	3 years	06/28/17	07/2030
OMFIT 2014-2	1,185	235	4.59%	2 years	07/30/14	09/2024
OMFIT 2015-1	1,229	1,052	3.83%	3 years	02/05/15	03/2026
OMFIT 2015-2	1,250	593	3.62%	2 years	05/21/15	07/2025
OMFIT 2015-3	293	293	4.21%	5 years	09/29/15	11/2028
OMFIT 2016-1 (b)	500	459	4.01%	3 years	02/10/16	02/2029
OMFIT 2016-2 (b)	890	786	4.52%	2 years	03/23/16	03/2028
OMFIT 2016-3 (b)	350	317	4.33%	5 years	06/07/16	06/2031
OMFIT 2017-1 (b)	947	900	2.70%	2 years	09/06/17	09/2032
OMFIT 2018-1 (c)	632	600	3.60%	3 years	02/28/18	03/2029
OMFIT 2018-2 (d)	368	350	3.87%	5 years	03/19/18	03/2033
Total consumer securitizations		8,071

Auto Securitizations:
ODART 2016-1 (b)	754	142	3.19%	—	07/19/16	Various
ODART 2017-1 (b)	300	255	2.63%	1 year	02/01/17	Various
ODART 2017-2 (b)	605	575	2.63%	1 year	12/11/17	Various
Total auto securitizations		972

Total secured structured financings		$9,043

(a)
Issue Amount includes the retained interest amounts as applicable and as noted below while the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.

(b)
For these borrowings, we describe our consumer and auto securitizations initial retained amounts in Note 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

(c)	OMFIT 2018-1 Securitization. We initially retained approximately $32 million of the asset-backed notes.

(d)	OMFIT 2018-2 Securitization. We initially retained approximately $18 million of the asset-backed notes.

REVOLVING CONDUIT FACILITIES

As of March 31, 2018, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End	Backed by Loans Acquired from Subsidiaries of	Due and Payable (a)

First Avenue Funding, LLC	$250	$—	June 2018	SFC - auto loans	(b)
Seine River Funding, LLC	500	—	December 2019	SFC - personal loans	December 2022
Rocky River Funding, LLC	250	—	September 2019	OMFH - personal loans	October 2020
OneMain Financial Funding VII, LLC	650	—	October 2019	OMFH - personal loans	November 2021
Thur River Funding, LLC	350	—	June 2020	SFC - personal loans	February 2027
OneMain Financial Funding IX, LLC	600	—	June 2020	OMFH - personal loans	July 2021
Mystic River Funding, LLC	850	—	September 2020	SFC - personal loans and auto loans	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	SFC - auto loans	October 2021
OneMain Financial Auto Funding I, LLC	750	—	October 2020	OMFH - auto loans	November 2027
OneMain Financial Funding VIII, LLC (c)	450	—	January 2021	OMFH - personal loans	February 2023
Total	$4,900	$—

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

(c)	On February 2, 2018, we entered in to the OneMain Financial Funding VIII LSA concurrently with the voluntary termination of the note purchase agreement with the OneMain Financial B6 Warehouse Trust.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no obligation, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three months ended March 31, 2018 totaled $87 million, compared to $80 million for the three months ended March 31, 2017.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2018	2017

Balance at beginning of period	$154	$158
Less reinsurance recoverables	(23)	(26)
Net balance at beginning of period	131	132
Additions for losses and loss adjustment expenses incurred to:
Current year	50	52
Prior years *	(4)	(4)
Total	46	48
Reductions for losses and loss adjustment expenses paid related to:
Current year	(15)	(13)
Prior years	(35)	(40)
Total	(50)	(53)
Net balance at end of period	127	127
Plus reinsurance recoverables	23	27
Balance at end of period	$150	$154

*
Reflects (i) a redundancy in the prior years’ net reserves of $4 million at March 31, 2018 primarily due to favorable development of credit disability and unemployment claims during the year and (ii) a redundancy in the prior years’ net reserves of $4 million at March 31, 2017 primarily due to credit disability and credit involuntary unemployment insurance claims developing more favorably than anticipated.

11. Earnings Per Share

The computation of earnings per share was as follows:

(dollars in millions, except per share data)	Three Months Ended March 31,
	2018	2017

Numerator (basic and diluted):
Net income attributable to OneMain Holdings, Inc.	$124	$33
Denominator:
Weighted average number of shares outstanding (basic)	135,596,279	135,218,586
Effect of dilutive securities *	301,017	354,581
Weighted average number of shares outstanding (diluted)	135,897,296	135,573,167
Earnings per share:
Basic	$0.91	$0.25
Diluted	$0.91	$0.25

*    We have excluded the following shares in the diluted earnings per share calculation for the three months ended March 31, 2018 and 2017 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

	Three Months Ended March 31,
	2018	2017

Performance-based shares	97,161	30,685
Service-based shares	321,237	755,631

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2018
Balance at beginning of period	$4	$4	$3	$11
Other comprehensive loss before reclassifications	(20)	—	(3)	(23)
Balance at end of period	$(16)	$4	$—	$(12)

Three Months Ended March 31, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	7	—	—	7
Reclassification adjustments from accumulated other comprehensive income (loss)	(3)	—	—	(3)
Balance at end of period	$3	$(4)	$(1)	$(2)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$—	$4
Income tax effect	—	(1)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$—	$3

13. Income Taxes

We had a net deferred tax asset of $135 million and $143 million at March 31, 2018 and December 31, 2017, respectively. The decrease in net deferred tax asset of $8 million was primarily due to amortization of tax goodwill and the change in debt fair value adjustment.

The effective tax rate for the three months ended March 31, 2018 was 26.2%, compared to 41.5% for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes and discrete tax expense for non-deductible compensation. The effective tax rate for the three months ended March 31, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes and discrete expense from share-based compensation.

We are currently under examination of our U.S. federal tax return for the years 2011 to 2013 by the IRS. We are also under examination of various states for the years 2011 to 2016. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $16 million at March 31, 2018 and $15 million at December 31, 2017. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

SALES RECOURSE OBLIGATIONS

At March 31, 2018, our reserve for sales recourse obligations totaled $9 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. During the three months ended March 31, 2018 and 2017, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At March 31, 2018, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plans

During the three months ended March 31, 2018 and 2017, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At March 31, 2018, our two segments included Consumer and Insurance and Acquisitions and Servicing. The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loan portfolio and our liquidating retail sales finance portfolio.

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

The accounting policies of the segments are the same as those disclosed in Note 3 and Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2018
Interest income	$873	$—	$5	$(16)	$862
Interest expense	194	—	5	1	200
Provision for finance receivable losses	258	—	(2)	(2)	254
Net interest income after provision for finance receivable losses	421	—	2	(15)	408
Other revenues	106	9	(2)	24	137
Acquisition-related transaction and integration expenses	10	—	—	—	10
Other expenses	343	8	10	6	367
Income (loss) before income tax expense (benefit)	$174	$1	$(10)	$3	$168

Assets	$18,033	$—	$255	$2,179	$20,467

At or for the Three Months Ended March 31, 2017
Interest income	$798	$—	$6	$(45)	$759
Interest expense	186	—	6	10	202
Provision for finance receivable losses	239	—	1	5	245
Net interest income (loss) after provision for finance receivable losses	373	—	(1)	(60)	312
Other revenues	137	12	—	(8)	141
Acquisition-related transaction and integration expenses	20	—	6	(3)	23
Other expenses	348	11	6	8	373
Income (loss) before income tax expense (benefit)	$142	$1	$(13)	$(73)	$57

Assets	$15,335	$2	$701	$1,935	$17,973

17. Fair Value Measurements

The fair value of a financial instrument is the amount that would be expected to be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. The accounting policies of our Fair Value Measurements are the same as those disclosed in Note 3 and Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2018
Assets
Cash and cash equivalents	$1,753	$54	$—	$1,807	$1,807
Investment securities	35	1,665	6	1,706	1,706
Net finance receivables, less allowance for finance receivable losses	—	—	15,661	15,661	14,298
Finance receivables held for sale	—	—	134	134	126
Restricted cash and restricted cash equivalents	679	—	—	679	679
Other assets *	—	—	11	11	11

Liabilities
Long-term debt	$—	$16,379	$—	$16,379	$15,898

December 31, 2017
Assets
Cash and cash equivalents	$933	$54	$—	$987	$987
Investment securities	36	1,654	7	1,697	1,697
Net finance receivables, less allowance for finance receivable losses	—	—	15,656	15,656	14,260
Finance receivables held for sale	—	—	139	139	132
Restricted cash and restricted cash equivalents	498	—	—	498	498
Other assets *	—	—	12	12	12

Liabilities
Long-term debt	$—	$15,625	$—	$15,625	$15,050

*	Other assets include commercial mortgage loans and escrow advance receivable.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 *

March 31, 2018
Assets
Cash equivalents in mutual funds	$1,475	$—	$—	$1,475
Cash equivalents in securities	—	54	—	54
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	29	—	29
Obligations of states, municipalities, and political subdivisions	—	131	—	131
Certificates of deposit and commercial paper	—	39	—	39
Non-U.S. government and government sponsored entities	—	127	—	127
Corporate debt	—	967	2	969
RMBS	—	119	—	119
CMBS	—	85	—	85
CDO/ABS	—	97	1	98
Total available-for-sale securities	—	1,594	3	1,597
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	60	2	62
RMBS	—	1	—	1
CDO/ABS	—	3	—	3
Total bonds	—	65	2	67
Preferred stock	13	6	—	19
Common stock	22	—	—	22
Other long-term investments	—	—	1	1
Total other securities	35	71	3	109
Total investment securities	35	1,665	6	1,706
Restricted cash in mutual funds	662	—	—	662
Total	$2,172	$1,719	$6	$3,897

*
Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 (a)

December 31, 2017
Assets
Cash equivalents in mutual funds	$709	$—	$—	$709
Cash equivalents in securities	—	54	—	54
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	28	—	28
Obligations of states, municipalities, and political subdivisions	—	135	—	135
Certificates of deposit and commercial paper	—	60	—	60
Non-U.S. government and government sponsored entities	—	125	—	125
Corporate debt	—	946	2	948
RMBS	—	99	—	99
CMBS	—	87	—	87
CDO/ABS	—	95	1	96
Total available-for-sale securities (b)	—	1,575	3	1,578
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	66	2	68
RMBS	—	1	—	1
CDO/ABS	—	4	—	4
Total bonds	—	72	2	74
Preferred stock	13	7	—	20
Common stock	23	—	—	23
Other long-term investments	—	—	1	1
Total other securities	36	79	3	118
Total investment securities	36	1,654	6	1,696
Restricted cash in mutual funds	484	—	—	484
Total	$1,229	$1,708	$6	$2,943

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

We had no transfers between Level 1 and Level 2 during the three months ended March 31, 2018.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three months ended March 31, 2018 and 2017.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 23 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

18. Subsequent Events

Partial Redemption of OMFH 2021 Notes

On March 19, 2018, OMFH provided notice of redemption to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018 at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on April 18, 2018. In connection with the redemption, we will recognize approximately $4 million of net loss on repurchases and repayments of debt for the three months ended June 30, 2018.

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

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the CFPB, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the enactment of the Tax Act;

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

We also direct readers to the other risks and uncertainties discussed in other documents we filed with the SEC.

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 1,600 branch offices in 44 states as of March 31, 2018, is staffed with expert personnel and is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining a personal loan via our website, www.omf.com. (The information on our website is not incorporated by reference into this report.) In connection with our personal loan business, our insurance subsidiaries offer our customers credit and non-credit insurance.

In addition, we service loans owned by us and service or subservice loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At March 31, 2018, we had over 2.3 million personal loans representing $14.9 billion of net finance receivables, compared to 2.4 million personal loans totaling $14.8 billion at December 31, 2017.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies, Merit, Yosemite, AHL and Triton. We also offer home and auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•
Other Receivables — We ceased originating real estate loans in 2012 and purchasing retail sales contracts and revolving retail accounts in 2013. We continue to service or sub-service the liquidating real estate loans and retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts.

OUR SEGMENTS

At March 31, 2018, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

See Note 16 of the Notes to Condensed Consolidated Financial Statements included in this report for more information about our segments.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with the Initial Stockholder and the Company to acquire from the Initial Stockholder 54,937,500 shares of our common stock representing the entire holdings of our stock beneficially owned by Fortress. The Apollo-Värde Transaction is expected to close in the second quarter of 2018 and is subject to regulatory approvals and other customary closing conditions.

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

AIG Secondary Offering

On February 21, 2018, OMH entered into an underwriting agreement among OMH, the Initial Stockholder and Morgan Stanley & Co. LLC as underwriter in connection with the sale by Springleaf Financial Holdings, LLC of 4,179,678 shares of its Common Stock. These shares were beneficially owned by AIG Capital Corporation (“AIG”), a subsidiary of American International Group, Inc., and represented the entire holdings of our stock beneficially owned by AIG. As disclosed in Note 21 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if the Initial Stockholder makes distributions to one or more of its common members that exceed specified amounts. In connection with the sale of our common stock by the Initial Stockholder on February 21, 2018, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $4 million in the first quarter of 2018 related to the incentive units with a capital contribution offset such that the impact to overall shareholders’ equity was neutral.

Redemption of OMFH 2019 Notes

OMFH redeemed all $700 million outstanding principal amount of OMFH’s 6.75% Senior Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest on January 8, 2018. For further information see “Liquidity and Capital Resources” in Item 2 included in this report.

6.875% Senior Notes Due 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% SFC Notes under the SFC Base Indenture, as supplemented by the SFC Fifth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis. For further information see Note 8 of the Notes to Condensed Consolidated Financial Statements included in this report.

Partial Redemption of OMFH 2021 Notes

On March 19, 2018, OMFH provided notice to note holders to redeem on April 18, 2018, $400 million in aggregate principal amount of OMFH Notes due 2021 at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on April 18, 2018.

The Tax Act

On December 22, 2017, President Trump signed into law the Tax Act, which contains substantial changes to the Internal Revenue Code effective January 1, 2018, including a reduction in the federal corporate tax rate from 35% to 21%. For further information see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Cost Synergies

As of March 31, 2018, we had incurred approximately $249 million of acquisition-related transaction and integration expenses ($10 million incurred during 2018) from the OneMain Acquisition.

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

We continue to execute our strategy to increase the proportion of our loan originations secured by titled collateral (which typically have lower yields and credit losses relative to unsecured personal loans). As we continue to increase secured loans as a proportion of our total loan portfolio, our yields may be lower in future periods relative to our historical yields; however, we also expect a proportional improvement in net credit losses over time as our portfolio matures and as secured loans become a greater proportion of our total loan portfolio.

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

(dollars in millions, except per share amounts)	At or for the Three Months Ended March 31,
	2018	2017

Interest income	$862	$759
Interest expense	200	202
Provision for finance receivable losses	254	245
Net interest income after provision for finance receivable losses	408	312
Other revenues	137	141
Acquisition-related transaction and integration expenses	10	23
Other expenses	367	373
Income before income taxes	168	57
Income taxes	44	24
Net income	$124	$33

Share Data:
Weighted average number of shares outstanding:
Basic	135,596,279	135,218,586
Diluted	135,897,296	135,573,167
Earnings per share:
Basic	$0.91	$0.25
Diluted	$0.91	$0.25

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$14,987	$13,388
Number of accounts	2,348,676	2,154,034
Finance receivables held for sale:
Net finance receivables	$126	$148
Number of accounts	2,345	2,714
Finance receivables held for investment:
Average net receivables	$14,986	$13,513
Yield	23.25%	22.67%
Gross charge-off ratio	7.85%	8.91%
Recovery ratio	(0.75)%	(0.89)%
Net charge-off ratio	7.10%	8.02%
30-89 Delinquency ratio	2.11%	2.21%
Origination volume	$2,540	$1,812
Number of accounts originated	324,730	243,652

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three Months Ended March 31, 2018 and 2017

Interest income increased $103 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to continued growth in our loan portfolio and higher yield primarily driven by the reduction in amortization of purchase premium on our non-credit impaired finance receivables.

Interest expense decreased $2 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to lower weighted average interest rate offset by the increase in average debt balance primarily due to the issuance of 6.125% SFC Notes and 5.625% SFC Notes and our securitization transactions.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $9 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily driven by the growth in the loan portfolio partially offset by lower net charge-offs resulting from lower levels of delinquency and greater levels of secured loans.

Other revenues decreased $4 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to a decrease in investment income of $6 million due to lower realized gains on investment securities sold and mark-to-market losses on securities partially offset by an increase in insurance revenue of $2 million.

Acquisition-related transaction and integration costs decreased $13 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to a decrease in professional services and contractor expenses and decrease in rent expense and supplies related to branch closures. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses decreased $6 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to the net of the following:

•
Other operating expenses decreased $14 million primarily due to (i) lower lending-related costs of $12 million, (ii) a decrease in expenses of $7 million charged by Citigroup in first quarter 2017 after the termination of our Transition Services Agreement with Citigroup and (iii) $4 million lower information technology expenses. The decrease was partially offset by an increase in advertising and marketing costs of $11 million.

•
Salaries and benefits increased $8 million primarily due to the increase in non-cash incentive compensation expense of $4 million relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock that were beneficially owned by AIG and an increase in $2 million in discretionary bonuses.

Income taxes totaled $44 million for the three months ended March 31, 2018 compared to $24 million for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 was 26.2% compared to 41.5% for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes and discrete tax expense for non-deductible compensation. The effective tax rate for the three months ended March 31, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes and discrete expense from share-based compensation.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance and as a performance goal under the company’s executive compensation programs. We describe our adjusted pretax income (loss) in our “Results of Operations” of the Management’s Discussion and Analysis of Financial Condition in Part II - Item 7 included in our 2017 Annual Report on Form 10-K.

Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income taxes on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$174	$142
Adjustments:
Acquisition-related transaction and integration expenses	10	20
Net loss on repurchases and repayments of debt	27	1
Adjusted pretax income (non-GAAP)	$211	$163

Acquisitions and Servicing
Income before income taxes - Segment Accounting Basis	$1	$1
Adjustments	—	—
Adjusted pretax income (non-GAAP)	$1	$1

Other
Loss before income tax benefit - Segment Accounting Basis	$(10)	$(13)
Adjustments:
Acquisition-related transaction and integration expenses	—	6
Adjusted pretax loss (non-GAAP)	$(10)	$(7)

We describe our acquisition-related transaction and integration expenses in our “Results of Operations” of the Management’s Discussion and Analysis of Financial Condition in Part II - Item 7 included in our 2017 Annual Report on Form 10-K.

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

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended March 31,
	2018	2017

Interest income	$873	$798
Interest expense	194	186
Provision for finance receivable losses	258	239
Net interest income after provision for finance receivable losses	421	373
Other revenues	133	138
Other expenses	343	348
Adjusted pretax income (non-GAAP)	$211	$163

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$14,870	$13,157
Number of accounts	2,344,236	2,147,394
Finance receivables held for investment:
Average net receivables	$14,860	$13,261
Yield	23.83%	24.39%
Gross charge-off ratio	8.10%	9.58%
Recovery ratio	(0.89)%	(1.11)%
Net charge-off ratio	7.21%	8.47%
30-89 Delinquency ratio	2.08%	2.17%
Origination volume	$2,540	$1,812
Number of accounts originated	324,730	243,652

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three Months Ended March 31, 2018 and 2017

Interest income increased $75 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to continued growth in our loan portfolio and partially offset by lower interest income due to lower yield on the portfolio driven by higher levels of secured loans which generally have a lower rate than unsecured loans.

Interest expense increased $8 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily due to an increase in average debt for the three months ended March 31, 2018.

Provision for finance receivable losses increased $19 million for the three months ended March 31, 2018 when compared to the same period in 2017 primarily driven by growth in the loan portfolio partially offset by lower net charge-offs resulting from lower levels of delinquency and greater levels of secured loans.

Other revenues decreased $5 million for the three months ended March 31, 2018 when compared to the same period in 2017 as investment revenue decreased by $11 million due to lower realized gains on securities sold and mark-to-market losses on securities offset by an increase in insurance revenues of $2 million and an increase of $4 million due to greater home and auto membership fees related to the increase in loan volume.

Other expenses decreased $5 million for the three months ended March 31, 2018 when compared to the same period in 2017 due to the net of the following:

•
Other operating expenses decreased $12 million primarily due to (i) lower lending-related costs of $12 million, (ii) a decrease in Citigroup transition expenses of $7 million, and (iii) a decrease in information technology expenses of $4 million. The decrease was offset by an increase in advertising and marketing expenses of $12 million.

•	Salaries and benefits increased $7 million primarily due to an increase in discretionary bonuses and branch variable incentives.

ACQUISITIONS AND SERVICING

Adjusted pretax income (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Other revenues	$9	$12
Other expenses	8	11
Adjusted pretax income (non-GAAP)	$1	$1

OTHER

“Other” consists of our non-originating legacy operations, which include other receivables consisting of (i) our liquidating real estate loan portfolio and (ii) our liquidating retail sales finance portfolio.

Adjusted pretax loss of the Other components (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	Three Months Ended March 31,
	2018	2017

Interest income	$5	$6
Interest expense	5	6
Provision for finance receivable losses	(2)	1
Net interest income (loss) after provision for finance receivable losses	2	(1)
Other revenues	(2)	—
Other expenses *	10	6
Adjusted pretax loss (non-GAAP)	$(10)	$(7)

*
Other expenses in 2018 include $4 million of non-cash incentive compensation expense related to the rights of certain executives to a portion of the cash proceeds from the sale of our common stock by the Initial Stockholder. See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this report.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	March 31,
	2018	2017
Net finance receivables held for investment:
Personal loans	$—	$6
Other receivables	136	158
Total	$136	$164

Net finance receivables held for sale:
Other receivables	$133	$151

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2018
Personal loans	$14,870	$—	$(12)	$14,858
Other receivables	—	136	(7)	129
Total	$14,870	$136	$(19)	$14,987

December 31, 2017
Personal loans	$14,820	$—	$3	$14,823
Other receivables	—	142	(8)	134
Total	$14,820	$142	$(5)	$14,957

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. We consider the value and recoverability of collateral, if any, securing a loan at loan origination and the delinquency status of our finance receivables as the primary indicators of credit quality. At March 31, 2018 and December 31, 2017, 43% of our personal loans were secured by titled collateral.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

March 31, 2018
FICO scores
660 or higher	$3,883	$43	$3,926
620-659	3,924	22	3,946
619 or below	7,051	64	7,115
Total	$14,858	$129	$14,987

December 31, 2017
FICO scores
660 or higher	$3,950	$45	$3,995
620-659	3,919	22	3,941
619 or below	6,954	67	7,021
Total	$14,823	$134	$14,957

DELINQUENCY

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

When finance receivables are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. Use of our centralized operations teams for managing late stage delinquency allows us to apply more advanced collections technologies/ tools and drives operating efficiencies in servicing. At 90 days contractually past due, we consider our finance receivables to be nonperforming.

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2018
Current	$14,222	$109	$(15)	$14,316
30-59 days past due	175	7	(1)	181
Delinquent (60-89 days past due)	135	2	(1)	136
Performing	14,532	118	(17)	14,633

Nonperforming (90+ days past due)	338	18	(2)	354
Total net finance receivables	$14,870	$136	$(19)	$14,987

Delinquency ratio
30-89 days past due	2.08%	6.91%	*	2.11%
30+ days past due	4.35%	20.04%	*	4.47%
60+ days past due	3.18%	14.84%	*	3.27%
90+ days past due	2.27%	13.12%	*	2.36%

December 31, 2017
Current	$14,119	$109	$—	$14,228
30-59 days past due	205	9	(2)	212
Delinquent (60-89 days past due)	157	4	(1)	160
Performing	14,481	122	(3)	14,600

Nonperforming (90+ days past due)	339	20	(2)	357
Total net finance receivables	$14,820	$142	$(5)	$14,957

Delinquency ratio
30-89 days past due	2.44%	8.60%	*	2.49%
30+ days past due	4.73%	22.75%	*	4.88%
60+ days past due	3.35%	16.66%	*	3.46%
90+ days past due	2.29%	14.15%	*	2.39%

*	Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the growth, credit quality, and collateral mix of the finance receivable portfolios and changes in economic conditions.

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2018
Balance at beginning of period	$724	$35	$(62)	$697
Provision for finance receivable losses	258	(2)	(2)	254
Charge-offs	(297)	(2)	9	(290)
Recoveries	33	1	(6)	28
Balance at end of period	$718	$32	$(61)	$689

Allowance ratio	4.83%	23.19%	(a)	4.60%

Three Months Ended March 31, 2017
Balance at beginning of period	$732	$31	$(74)	$689
Provision for finance receivable losses	239	1	5	245
Charge-offs	(313)	(2)	18	(297)
Recoveries	36	—	(7)	29
Balance at end of period	$694	$30	$(58)	$666

Allowance ratio	5.28%	18.24%	(a)	4.97%

(a)	Not applicable

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, the collateral mix, along with the volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

March 31, 2018
TDR net finance receivables	$500	$74	$(169)	$405
Allowance for TDR finance receivable losses	204	24	(63)	165

December 31, 2017
TDR net finance receivables	$481	$74	$(188)	$367
Allowance for TDR finance receivable losses	191	26	(70)	147

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

Redemption of OMFH 2019 Notes

On December 8, 2017, OMFH issued a notice of redemption to redeem all $700 million outstanding principal amount of OMFH’s 6.75% Senior Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized approximately $1 million of net loss on repurchases and repayments of debt for the three months ended March 31, 2018.

Partial Redemption of OMFH 2021 Notes

On March 19, 2018, OMFH provided notice of redemption to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018 at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on April 18, 2018. In connection with the redemption, we will recognize approximately $4 million of net loss on repurchases and repayments of debt for the three months ended June 30, 2018.

Termination of OneMain Financial B6 Warehouse Trust

On February 2, 2018, OneMain Financial B6 Warehouse Trust voluntarily terminated its note purchase agreement.
Concurrently with such termination, we entered into the OneMain Financial Funding VIII LSA with the same third party lenders who were party to the terminated note purchase agreement with the OneMain Financial B6 Warehouse Trust. Under the OneMain Financial Funding VIII LSA, we may borrow up to a maximum principal balance of $450 million.

SFC’s Offering of 6.875% Senior Notes Due 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of the 6.875% SFC Notes under the SFC Base Indenture, as supplemented by the SFC Fifth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis. SFC intends to use the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which may include debt repurchases and repayments. See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information of the issuance.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2018, we completed two consumer loan securitizations. At March 31, 2018, we had approximately $10.1 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During the three months ended March 31, 2018, we (i) terminated one revolving conduit agreement and (ii) entered into one new revolving conduit agreement.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

SFC entered into various transaction agreements with OMFH in connection with the following securitizations sponsored by OMFH:

•	the OneMain Financial Issuance Trust 2017-1 (“OMFIT 2017-1”),

•	the OneMain Direct Auto Receivables Trust 2017-2 (“ODART 2017-2”), and

•	the OneMain Financial Issuance Trust 2018-1 (“OMFIT 2018-1”).

In addition, OMFH is party to various transaction agreements entered into with SFC in connection with the closing of the OneMain Financial Issuance Trust 2018-2 (“OMFIT 2018-2”) revolving pool consumer loan securitization sponsored by SFC.

The terms of the foregoing securitization transaction agreements permit each of SFC and OMFH, as applicable, to sell, upon customary terms and conditions, including indemnification and repurchase provisions for breaches of representations and warranties, eligible consumer loans or auto loans, as applicable, during the revolving period. Through March 31, 2018, SFC has sold no loans pursuant to OMFIT 2017-1, ODART 2017-2 or OMFIT 2018-1 and OMFH has sold no loans pursuant to OMFIT 2018-2.

Subsequent to March 31, 2018, we completed the following revolving conduit facility transaction:

•	On April 9, 2018, we borrowed $50 million under the Thur River Funding LSA

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At March 31, 2018, we had $1.8 billion of cash and cash equivalents, which included $201 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2018, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

During the three months ended March 31, 2018, we generated net income of $124 million. Our net cash inflow from operating and investing activities totaled $174 million for the three months ended March 31, 2018. At March 31, 2018, our remaining scheduled principal and interest payments for 2018 on our existing debt (excluding securitizations) totaled $791 million. As of March 31, 2018, we had $4.8 billion UPB of unencumbered personal loans and $316 million UPB of unencumbered real estate loans (including $186 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $555 million for the three months ended March 31, 2018 reflected net income of $124 million, the impact of non-cash items, and favorable change in working capital of $83 million. Net cash provided by operations of $444 million for the three months ended March 31, 2017 reflected net income of $33 million, the impact of non-cash items, and a favorable change in working capital of $38 million.

Investing Activities

Net cash used for investing activities of $381 million for the three months ended March 31, 2018 was primarily due to net principal originations of finance receivables held for investment and held for sale and net purchases of available-for-sale securities, partially offset by calls, and maturities of available-for-sale securities. Net cash provided by investing activities of $59 million for the three months ended March 31, 2017 was primarily due to net principal collections of finance receivables held for investment and held for sale and net sales, calls, and maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities of $827 million for the three months ended March 31, 2018 was primarily due to net issuance of long-term debt. Net cash used for financing activities of $305 million at March 31, 2017 was primarily due to net repayments of long-term debt.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries did not pay any dividends during the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.47% as of March 31, 2018.

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

Based upon SFC’s financial results for the three months ended March 31, 2018, a mandatory trigger event did not occur with respect to the interest payment due in April of 2018, as SFC was in compliance with both required ratios discussed above.

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

As of March 31, 2018, OMFH was in compliance with all of the covenants under its debt agreements.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. See Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our structured financings.

In addition to the structured financings, we had access to 10 conduit facilities with a total borrowing capacity of $4.9 billion as of March 31, 2018, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report. At March 31, 2018, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to March 31, 2018.

Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2018 or December 31, 2017, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of March 31, 2018, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•	allowance for finance receivable losses;

•	purchased credit impaired finance receivables;

•	TDR finance receivables;

•	fair value measurements; and

•	goodwill and other intangible assets.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II - Item 7A included in our 2017 Annual Report on Form 10-K.

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

As of March 31, 2018, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

Share repurchase activity for the three months ended March 31, 2018 was as follows:

Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2018 - January 31, 2018	—	$—	—	—
February 1, 2018 - February 28, 2018	7,953	33.01	—	—
March 1, 2018 - March 31, 2018	—	—	—	—
Total	7,953

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

4.1
Fifth Supplemental Indenture, dated as of March 12, 2018, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 12, 2018.

10.1
Share Purchase Agreement, dated as of January 3, 2018, by and among OneMain Holdings, Inc, Springleaf Financial Holdings, LLC, and OMH Holdings, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2018.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	May 3, 2018	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)