Form 10-Q
period 2018-06-30
OneMain Holdings, Inc.
filed 2018-08-03
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 1, 2018, there were 135,787,008 shares of the registrant’s common stock, $0.01 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2017 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018
2022 SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and guaranteed by OMH
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
5.625% SFC Notes	$875 million of 5.625% Senior Notes due 2023 issued by SFC on December 8, 2017 and guaranteed by OMH
6.125% SFC Notes	collectively, the 2022 SFC Notes and the Additional SFC Notes
6.875% SFC Notes	$1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 issued by SFC on March 12, 2018 and guaranteed by OMH
7.125% SFC Notes	$900 million of 7.125% Senior Notes due 2026 issued by SFC on May 11, 2018 and guaranteed by OMH
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Additional SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and guaranteed by OMH
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OMFH
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction
the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018

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

Term or Abbreviation	Definition

GAAP	generally accepted accounting principles in the United States of America
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
IRS	Internal Revenue Service
Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

LIBOR	London Interbank Offered Rate
Merit	Merit Life Insurance Co., an insurance subsidiary of SFC
Nationstar	Nationstar Mortgage LLC, dba “Mr. Cooper”
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NRZ	New Residential Investment Corp.
ODART	OneMain Direct Auto Receivables Trust
OM Loans	purchased credit impaired personal loans acquired in the OneMain Acquisition
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021
OMFH Supplemental Indenture	Second Supplemental Indenture dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OMFH, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
Other Securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes
collectively, SFC’s 8.25% Senior Notes due 2023, 7.75% Senior Notes due 2021, and 6.00% Senior Notes due 2020, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	First Supplemental Indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture dated as of December 8, 2017, to the SFC Base Indenture
SFC Fifth Supplemental Indenture	Fifth Supplemental Indenture dated as of March 12, 2018, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes

Term or Abbreviation	Definition

SFC Notes	collectively, the issued and outstanding senior unsecured notes issued pursuant to the SFC Senior Notes Indentures
SFC Second Supplemental Indenture	Second Supplemental Indenture dated as of April 11, 2016, to the SFC Base Indenture
SFC Senior Notes Indentures
the SFC Base Indenture as supplemented by the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental Indenture, the SFC Fourth Supplemental Indenture, the SFC Fifth Supplemental Indenture and the SFC Sixth Supplemental Indenture

SFC Sixth Supplemental Indenture	Sixth Supplemental Indenture dated as of May 11, 2018, to the SFC Base Indenture
SFC Third Supplemental Indenture	Third Supplemental Indenture dated as of May 15, 2017, to the SFC Base Indenture
SFC Trust Guaranty Agreement
agreement entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities in connection with the Junior Subordinated Debenture

SFH
Springleaf Financial Holdings LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress that sold 54,937,500 shares of OMH’s common stock to the Apollo-Värde Group in the Apollo-Värde Transaction

SFI	Springleaf Finance, Inc.
Share Purchase Agreement
Share Purchase Agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and the Company to acquire from SFH 54,937,500 shares of our common stock that was issued and outstanding as of such date, representing the entire holdings of our stock beneficially owned by Fortress

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2018	December 31, 2017

Assets
Cash and cash equivalents	$556	$987
Investment securities	1,720	1,697
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $9.1 billion in 2018 and $9.8 billion in 2017)	15,384	14,823
Other receivables	124	134
Net finance receivables	15,508	14,957
Unearned insurance premium and claim reserves	(611)	(590)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $459 million in 2018 and $465 million in 2017)	(702)	(697)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,195	13,670
Finance receivables held for sale	123	132
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $569 million in 2018 and $482 million in 2017)	587	498
Goodwill	1,422	1,422
Other intangible assets	409	440
Other assets	628	587

Total assets	$19,640	$19,433

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.1 billion in 2018 and $8.7 billion in 2017)	$15,054	$15,050
Insurance claims and policyholder liabilities	690	737
Deferred and accrued taxes	3	45
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2018 and 2017)	404	323
Total liabilities	16,151	16,155
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 135,780,755 and 135,349,638 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	1,674	1,560
Accumulated other comprehensive income (loss)	(21)	11
Retained earnings	1,835	1,706
Total shareholders’ equity	3,489	3,278

Total liabilities and shareholders’ equity	$19,640	$19,433

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest income:
Finance charges	$902	$768	$1,761	$1,524
Finance receivables held for sale originated as held for investment	3	4	6	7
Total interest income	905	772	1,767	1,531

Interest expense	220	203	420	405

Net interest income	685	569	1,347	1,126

Provision for finance receivable losses	260	236	514	481

Net interest income after provision for finance receivable losses	425	333	833	645

Other revenues:
Insurance	107	104	212	207
Investment	19	20	32	39
Net loss on repurchases and repayments of debt	(7)	(27)	(8)	(28)
Other	21	24	41	44
Total other revenues	140	121	277	262

Other expenses:
Operating expenses:
Salaries and benefits	306	191	500	377
Acquisition-related transaction and integration expenses	28	14	39	37
Other operating expenses	137	137	264	279
Insurance policy benefits and claims	51	46	96	91
Total other expenses	522	388	899	784

Income before income taxes	43	66	211	123

Income taxes	36	24	80	48

Net income	$7	$42	$131	$75

Share Data:
Weighted average number of shares outstanding:
Basic	135,678,914	135,249,610	135,637,825	135,234,143
Diluted	135,969,045	135,513,427	135,933,399	135,543,342
Earnings per share:
Basic	$0.05	$0.31	$0.96	$0.55
Diluted	$0.05	$0.30	$0.96	$0.55

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$7	$42	$131	$75

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(13)	10	(37)	20
Foreign currency translation adjustments	(2)	4	(5)	4
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	3	(4)	7	(7)
Retirement plan liability adjustments	2	—	2	—
Foreign currency translation adjustments	(1)	(2)	(1)	(2)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(11)	8	(34)	15
Reclassification adjustments included in net income:
Net realized gains on available-for-sale securities	—	(4)	—	(8)
Income tax effect:
Net realized gains on available-for-sale securities	—	1	—	2
Reclassification adjustments included in net income, net of tax	—	(3)	—	(6)
Other comprehensive income (loss), net of tax	(11)	5	(34)	9

Comprehensive income (loss)	$(4)	$47	$97	$84

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, January 1, 2018	$1	$1,560	$11	$1,706	$3,278
Non-cash incentive compensation from SFH	—	110	—	—	110
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on share-based compensation	—	(9)	—	—	(9)
Other comprehensive income (loss)	—	—	(34)	—	(34)
Impact of AOCI reclassification due to the Tax Act	—	—	2	(2)	—
Net income	—	—	—	131	131
Balance, June 30, 2018	$1	$1,674	$(21)	$1,835	$3,489

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066
Share-based compensation expense, net of forfeitures	—	9	—	—	9
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	9	—	9
Net income	—	—	—	75	75
Balance, June 30, 2017	$1	$1,552	$3	$1,598	$3,154

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net income	$131	$75
Reconciling adjustments:
Provision for finance receivable losses	514	481
Depreciation and amortization	131	182
Deferred income tax charge (benefit)	7	(11)
Net loss on repurchases and repayments of debt	8	28
Non-cash incentive compensation from SFH	110	—
Share-based compensation expense, net of forfeitures	13	9
Other	8	—
Cash flows due to changes in other assets and other liabilities	22	(24)
Net cash provided by operating activities	944	740

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(1,116)	(884)
Available-for-sale securities purchased	(394)	(351)
Available-for-sale securities called, sold, and matured	280	382
Trading and other securities called, sold, and matured	20	6
Other, net	(30)	(7)
Net cash used for investing activities	(1,240)	(854)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,739	2,633
Repayment of long-term debt	(3,776)	(2,254)
Withholding tax on share-based compensation	(9)	(5)
Net cash provided by (used for) financing activities	(46)	374

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(342)	260
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,485	1,147
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,143	$1,407

Supplemental cash flow information
Cash and cash equivalents	$556	$862
Restricted cash and restricted cash equivalents	587	545
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,143	$1,407

Supplemental non-cash activities
Transfer of finance receivables to real estate owned	$3	$5
Net unsettled investment security purchases	(1)	(3)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At December 31, 2017, prior to the transactions described below, Springleaf Financial Holdings LLC (“SFH”), owned approximately 44% of OMH’s common stock. SFH was owned primarily by a private equity fund managed by an affiliate of Fortress.

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with SFH and the Company to acquire from SFH 54,937,500 shares of OMH common stock, par value $0.01 per share, at a purchase price per share of $26.00, representing the entire holdings of our stock beneficially owned by Fortress. This transaction closed on June 25, 2018 for an aggregate purchase price of approximately $1.4 billion in cash.

The Share Purchase Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 4, 2018. Upon closing of the Apollo-Värde Transaction, we entered into an Amended and Restated Stockholders’ Agreement, the terms of which are described in our Current Report on Form 8-K, filed with the SEC on June 25, 2018. As disclosed in Note 21 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if SFH makes distributions to one or more of its common members that exceed specified amounts. In connection with the Apollo-Värde Transaction, certain executive officers who are holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH as a result of their ownership interests in SFH. Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

On February 21, 2018, OMH entered into an underwriting agreement among OMH, SFH and Morgan Stanley & Co. LLC as underwriter in connection with the sale by SFH of 4,179,678 shares of its common stock. These shares were beneficially owned by AIG Capital Corporation (“AIG”), a subsidiary of American International Group, Inc., and represented the entire holdings of our stock beneficially owned by AIG. In connection with this sale of our common stock by SFH, certain executive officers who are holders of SFH incentive units, as described above, received a distribution of approximately $4 million in the first quarter of 2018. Consistent with the accounting for distribution from the Apollo-Värde Transaction described above, the Company recognized non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. Again, the impact to the Company was non-cash, equity neutral and not tax deductible.

At June 30, 2018, the Apollo-Värde Group owned approximately 40.5% of OMH’s common stock.

OMH is a financial services holding company whose principal subsidiary is SFI. SFI’s principal subsidiary is SFC. On June 22, 2018, SFI entered into a contribution agreement with OMH, whereby OMH contributed all of the common interests of Independence to SFI. Immediately thereafter, SFI entered into a separate contribution agreement with SFC, pursuant to which SFI contributed all of the common interests of Independence to SFC. As a result of the contribution from SFI to SFC, Independence became a wholly owned direct subsidiary of SFC on June 22, 2018. Independence, through its wholly owned subsidiary OMFH and OMFH’s subsidiaries, and SFC engage in the consumer finance and insurance businesses.

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2017 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed in Note 2 below.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2014-09. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of the Company’s revenues are generated from activities that are outside the scope of this ASU. We adopted the amendments of this ASU as of January 1, 2018 and concluded they do not have a material impact on our consolidated financial statements.

Financial Instruments

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which simplifies the impairment assessment of equity investments. The update requires equity investments to be measured at fair value with changes recognized in net income. This ASU eliminates the requirement to disclose the methods and assumptions to estimate fair value for financial instruments, requires the use of the exit price for disclosure purposes, requires the change in liability due to a change in credit risk to be presented in other comprehensive income for financial liabilities measured under the fair value option, requires separate presentation of financial assets and liabilities by measurement category and form of asset (securities and loans), and clarifies the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. In February of 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall, which made technical corrections and improvements to the codification, specifically related to ASU 2016-01. The Company has adopted these ASUs as of January 1, 2018 using a cumulative-effect adjustment to the balance sheet. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) shall be applied prospectively to equity investments that exist as of the date of adoption of this update. We adopted all other amendments of these ASUs as of January 1, 2018 and presented this change on a retrospective basis for all periods presented. We concluded that these ASUs do not have a material impact on our consolidated financial statements.

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

Statement of Cash Flows

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

Income Taxes

In October of 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

In February of 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassifications of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings from the passage of the Tax Act. This update requires additional disclosures describing the nature of the stranded tax effects. The amendments within this ASU become effective for the Company for fiscal years beginning after January 1, 2019, with early adoption permitted. We elected to early adopt as of April 1, 2018 and reclassified $2 million of stranded tax effects resulting in a decrease to retained earnings and an increase to accumulated other comprehensive income.

Compensation and Benefits

In March of 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, to improve the presentation of the net periodic pension cost and net periodic postretirement benefit costs. It requires that a company present the service cost component separately from other components of net benefit cost on the income statement. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

In May of 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

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

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-02.

The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of implementing a new leasing system that will allow us to better account for the leases in accordance with the new guidance. We are assessing new system updates to ensure both qualitative and quantitative data requirements will be met at the time of adoption. The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. At December 31, 2017, the Company had approximately $180 million of minimum lease commitments from these operating leases (refer to Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K). The adoption of this ASU will result in an increase in our reported assets and liabilities on the consolidated balance sheets due to the recognition of the right-of-use asset and lease liability, and we are in the process of quantifying the expected impact.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to refine the development of an acceptable model to estimate the expected credit losses. After the model has been reviewed and validated in accordance with our governance policies, the Company will provide further disclosure regarding the estimated impact on our allowance for finance receivables losses. In addition to the development of the model, we are assessing the additional disclosure requirements from this update and the impact the adoption may have on any available-for-sale securities held by the Company. We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses and a corresponding one-time cumulative effect reduction to retained earnings in the consolidated balance sheet as of the beginning of the year of adoption. We are in the process of quantifying the expected impacts.

We do not believe that any other accounting pronouncements issued during the six months ended June 30, 2018, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

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

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

June 30, 2018
Gross receivables (a)(b)	$15,216	$123	$15,339
Unearned points and fees	(176)	—	(176)
Accrued finance charges	219	1	220
Deferred origination costs	125	—	125
Total	$15,384	$124	$15,508

December 31, 2017
Gross receivables (a)(b)	$14,664	$133	$14,797
Unearned points and fees	(168)	—	(168)
Accrued finance charges	210	1	211
Deferred origination costs	117	—	117
Total	$14,823	$134	$14,957

(a)	Gross receivables are defined as follows:

•
Finance receivables purchased as a performing receivable — gross finance receivables equal the UPB and the remaining unearned discount, net of premium established at the time of purchase to reflect the finance receivable balance at its initial fair value;

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

At June 30, 2018 and December 31, 2017, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the value and concentration of secured loans and the delinquency status of our finance receivables as our primary credit quality indicators. At June 30, 2018 and December 31, 2017, 44% and 43% of our personal loans were secured by titled collateral, respectively. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Other Receivables	Total

June 30, 2018
Performing
Current	$14,766	$95	$14,861
30-59 days past due	193	9	202
60-89 days past due	133	3	136
Total performing	15,092	107	15,199
Nonperforming
90-179 days past due	284	4	288
180 days or more past due	8	13	21
Total nonperforming	292	17	309
Total	$15,384	$124	$15,508

December 31, 2017
Performing
Current	$14,124	$104	$14,228
30-59 days past due	204	8	212
60-89 days past due	157	3	160
Total performing	14,485	115	14,600
Nonperforming
90-179 days past due	332	4	336
180 days or more past due	6	15	21
Total nonperforming	338	19	357
Total	$14,823	$134	$14,957

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

At June 30, 2018 and December 31, 2017, finance receivables held for sale totaled $123 million and $132 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

OM Loans
Carrying amount, net of allowance	$127	$176
Outstanding balance (a)	180	243
Allowance for purchased credit impaired finance receivable losses	—	6

FA Loans (b)
Carrying amount, net of allowance	$53	$57
Outstanding balance (a)	90	94
Allowance for purchased credit impaired finance receivable losses	9	9

(a)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

Carrying amount	$41	$44
Outstanding balance	68	72

The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

OM Loans
Balance at beginning of period	$49	$48	$47	$59
Accretion	(8)	(9)	(14)	(20)
Reclassifications from (to) nonaccretable difference *	11	10	19	10
Balance at end of period	$52	$49	$52	$49

FA Loans
Balance at beginning of period	$52	$59	$53	$60
Accretion	(1)	(2)	(2)	(3)
Reclassifications from (to) nonaccretable difference *	—	(2)	—	(2)
Balance at end of period	$51	$55	$51	$55

*	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower)
estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

June 30, 2018
TDR gross finance receivables (b)	$377	$136	$513
TDR net finance receivables	380	136	516
Allowance for TDR finance receivable losses	158	12	170

December 31, 2017
TDR gross finance receivables (b)	$318	$139	$457
TDR net finance receivables	318	140	458
Allowance for TDR finance receivable losses	135	12	147

(a)	Other Receivables held for sale included in the table above were as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

TDR gross finance receivables	$87	$90
TDR net finance receivables	87	91

(b)	As defined earlier in this Note.

As of June 30, 2018, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Three Months Ended June 30, 2018
TDR average net receivables	$367	$137	$504
TDR finance charges recognized	11	2	13

Three Months Ended June 30, 2017
TDR average net receivables	$197	$140	$337
TDR finance charges recognized	9	2	11

Six Months Ended June 30, 2018
TDR average net receivables	$352	$138	$490
TDR finance charges recognized	22	4	26

Six Months Ended June 30, 2017
TDR average net receivables	$175	$138	$313
TDR finance charges recognized	15	4	19

* Other Receivables held for sale included in the table above were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

TDR average net receivables	$88	$91	$89	$90
TDR finance charges recognized	2	2	3	3

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

Three Months Ended June 30, 2018
Pre-modification TDR net finance receivables	$84	$—	$84
Post-modification TDR net finance receivables:
Rate reduction	$63	$—	$63
Other (b)	21	—	21
Total post-modification TDR net finance receivables	$84	$—	$84
Number of TDR accounts	12,778	15	12,793

Three Months Ended June 30, 2017
Pre-modification TDR net finance receivables	$115	$10	$125
Post-modification TDR net finance receivables:
Rate reduction	$79	$10	$89
Other (b)	35	—	35
Total post-modification TDR net finance receivables	$114	$10	$124
Number of TDR accounts	14,583	350	14,933

Six Months Ended June 30, 2018
Pre-modification TDR net finance receivables	$179	$2	$181
Post-modification TDR net finance receivables:
Rate reduction	$132	$2	$134
Other (b)	47	—	47
Total post-modification TDR net finance receivables	$179	$2	$181
Number of TDR accounts	27,508	44	27,552

Six Months Ended June 30, 2017
Pre-modification TDR net finance receivables	$159	$13	$172
Post-modification TDR net finance receivables:
Rate reduction	$118	$13	$131
Other (b)	39	—	39
Total post-modification TDR net finance receivables	$157	$13	$170
Number of TDR accounts	21,021	414	21,435

(a)	Other Receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

Personal loans held for investment that were modified as TDR personal loans within the previous 12 months and for which there was a default during the period to cause the TDR personal loans to be considered nonperforming (90 days or more past due) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017

TDR net finance receivables *	$18	$30	$35	$42
Number of TDR accounts	2,622	4,805	5,341	6,598

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the three and six months ended June 30, 2018 and 2017 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

Three Months Ended June 30, 2018
Balance at beginning of period	$665	$24	$689
Provision for finance receivable losses	261	(1)	260
Charge-offs	(278)	—	(278)
Recoveries	30	1	31
Balance at end of period	$678	$24	$702

Three Months Ended June 30, 2017
Balance at beginning of period	$646	$20	$666
Provision for finance receivable losses	235	1	236
Charge-offs	(253)	(2)	(255)
Recoveries	28	1	29
Balance at end of period	$656	$20	$676

Six Months Ended June 30, 2018
Balance at beginning of period	$673	$24	$697
Provision for finance receivable losses	515	(1)	514
Charge-offs	(567)	(1)	(568)
Recoveries	57	2	59
Balance at end of period	$678	$24	$702

Six Months Ended June 30, 2017
Balance at beginning of period	$669	$20	$689
Provision for finance receivable losses	479	2	481
Charge-offs	(549)	(3)	(552)
Recoveries	57	1	58
Balance at end of period	$656	$20	$676

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

June 30, 2018
Allowance for finance receivable losses:
Collectively evaluated for impairment	$520	$3	$523
Purchased credit impaired finance receivables	—	9	9
TDR finance receivables	158	12	170
Total	$678	$24	$702

Finance receivables:
Collectively evaluated for impairment	$14,877	$54	$14,931
Purchased credit impaired finance receivables	127	21	148
TDR finance receivables	380	49	429
Total	$15,384	$124	$15,508

Allowance for finance receivable losses as a percentage of finance receivables	4.41%	19.25%	4.53%

December 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$532	$3	$535
Purchased credit impaired finance receivables	6	9	15
TDR finance receivables	135	12	147
Total	$673	$24	$697

Finance receivables:
Collectively evaluated for impairment	$14,323	$63	$14,386
Purchased credit impaired finance receivables	182	22	204
TDR finance receivables	318	49	367
Total	$14,823	$134	$14,957

Allowance for finance receivable losses as a percentage of finance receivables	4.53%	18.27%	4.66%

5. Finance Receivables Held for Sale

We reported finance receivables held for sale of $123 million at June 30, 2018 and $132 million at December 31, 2017, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At June 30, 2018 and December 31, 2017, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

We did not have any material transfers to or from finance receivables held for sale during the three and six months ended June 30, 2018 and 2017.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$23	$—	$—	$23
Obligations of states, municipalities, and political subdivisions	135	—	(1)	134
Certificates of deposit and commercial paper	26	—	—	26
Non-U.S. government and government sponsored entities	134	—	(2)	132
Corporate debt	1,034	3	(26)	1,011
Mortgage-backed, asset-backed, and collateralized:
RMBS	118	1	(3)	116
CMBS	83	—	(1)	82
CDO/ABS	95	—	(1)	94
Total	$1,648	$4	$(34)	$1,618

December 31, 2017
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$28	$—	$—	$28
Obligations of states, municipalities, and political subdivisions	135	—	—	135
Certificates of deposit and commercial paper	60	—	—	60
Non-U.S. government and government sponsored entities	126	—	(1)	125
Corporate debt	941	12	(5)	948
Mortgage-backed, asset-backed, and collateralized:
RMBS	100	—	(1)	99
CMBS	88	—	(1)	87
CDO/ABS	96	—	—	96
Total	$1,574	$12	$(8)	$1,578

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses

June 30, 2018
U.S. government and government sponsored entities	$12	$—	$8	$—	$20	$—
Obligations of states, municipalities, and political subdivisions	84	(1)	17	—	101	(1)
Non-U.S. government and government sponsored entities	63	(1)	57	(1)	120	(2)
Corporate debt	741	(22)	99	(4)	840	(26)
RMBS	80	(2)	32	(1)	112	(3)
CMBS	42	—	33	(1)	75	(1)
CDO/ABS	57	(1)	18	—	75	(1)
Total	$1,079	$(27)	$264	$(7)	$1,343	$(34)

December 31, 2017
U.S. government and government sponsored entities	$21	$—	$3	$—	$24	$—
Obligations of states, municipalities, and political subdivisions	65	—	20	—	85	—
Non-U.S. government and government sponsored entities	89	(1)	13	—	102	(1)
Corporate debt	387	(3)	93	(2)	480	(5)
RMBS	40	—	25	(1)	65	(1)
CMBS	40	—	38	(1)	78	(1)
CDO/ABS	48	—	26	—	74	—
Total	$690	$(4)	$218	$(4)	$908	$(8)

*	Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, are not quantified in the table above.

On a lot basis, we had 1,872 and 1,229 investment securities in an unrealized loss position at June 30, 2018 and December 31, 2017, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at June 30, 2018, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three months ended June 30, 2018, we did not recognize any other-than-temporary impairment credit losses and during the six months ended June 30, 2018 we recognized less than $1 million of other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues. During the three and six months ended June 30, 2017, we did not recognize any other-than-temporary impairment credit losses on our available-for-sale securities in investment revenues.

During the three and six months ended June 30, 2018 and 2017, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Proceeds from sales and redemptions	$69	$167	$140	$280

Realized gains	$—	$5	$—	$9
Realized losses	—	(1)	—	(1)
Net realized gains (losses)	$—	$4	$—	$8

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2018 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$148	$148
Due after 1 year through 5 years	596	604
Due after 5 years through 10 years	385	396
Due after 10 years	197	204
Mortgage-backed, asset-backed, and collateralized securities	292	296
Total	$1,618	$1,648

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $500 million and $537 million at June 30, 2018 and December 31, 2017, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	51	68
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	1
CDO/ABS	3	4
Total bonds	56	74
Preferred stock *	22	20
Common stock *	23	23
Other long-term investments	1	1
Total	$102	$118

*	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held at June 30, 2018 and 2017, were less than $1 million and $3 million for the three and six months ended June 30, 2018, respectively, and were less than $1 million for the three and six months ended June 30, 2017. Net realized gains and losses on other securities sold or redeemed during the 2018 and 2017 periods were immaterial for the three and six months ended June 30, 2018 and 2017. We report these gains and losses in investment revenues.

7. Transactions with Affiliates

Upon closing of the Apollo-Värde Transaction, on June 25, 2018, Fortress and its affiliates are no longer considered related-parties or affiliates. See Note 1 for additional information regarding the Apollo-Värde Transaction.

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The subservicing fees paid to Nationstar, prior to the closing of the Apollo-Värde Transaction, were immaterial for the three and six months ended June 30, 2018 and 2017.

SERVICING AGREEMENT

In 2016, we sold our equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Prior to the closing of the Apollo-Värde Transaction, servicing fees revenue totaled $8 million and $16 million for the three and six months ended June 30, 2018, respectively, compared to $10 million and $20 million for the three and six months ended June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, the servicing fees receivable from the SpringCastle Funding Trust that were incurred prior to the closing of the Apollo-Värde Transaction totaled $2 million and $3 million, respectively.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at June 30, 2018 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.04% - 6.94%	5.25% - 8.25%	4.10%

Remainder of 2018	—	—	—	—
2019	—	696	—	696
2020	—	1,299	—	1,299
2021	—	646	—	646
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024-2067	—	2,149	350	2,499
Securitizations (b)	8,119	—	—	8,119
Total principal maturities	$8,119	$6,965	$350	$15,434

Total carrying amount	$8,094	$6,788	$172	$15,054
Debt issuance costs (c)	$(24)	$(55)	$—	$(79)

(a)
The interest rates shown are the range of contractual rates in effect at June 30, 2018. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.10% as of June 30, 2018.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At June 30, 2018, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $24 million at June 30, 2018 and are reported in other assets.

SFC’S OFFERING OF 7.125% SENIOR NOTES DUE 2026

On May 11, 2018, SFC issued $900 million aggregate principal amount of 7.125% Senior Notes due 2026 (the “7.125% SFC Notes”) under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee of the 7.125% SFC Notes on an unsecured basis.

SFC used a portion of the net proceeds from this offering to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021 and will use the remaining proceeds for other general corporate purposes, which may include other debt repurchases and repayments.

SFC’S OFFERING OF 6.875% SENIOR NOTES DUE 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 (the “6.875% SFC Notes”) under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis.

SFC used the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which included debt repurchases.

The 6.875% and 7.125% SFC Notes are SFC’s senior unsecured obligations and rank equally in right of payment to all of SFC’s other existing and future unsubordinated indebtedness from time to time outstanding. The notes are effectively subordinated to all of SFC’s secured obligations to the extent of the value of the assets securing such obligations and structurally subordinated to any existing and future obligations of SFC’s subsidiaries with respect to claims against the assets of such subsidiaries.

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

GUARANTY AGREEMENTS

OMH entered into the SFC Base Indenture and the following SFC supplemental indentures, pursuant to which OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis the payments of principal, premium (if any) and interest on the following notes:

Guarantee Agreement	Date Entered	SFC Supplemental Indentures	Interest rate	June 30, 2018 Outstanding balance (dollars in millions)

7.125% SFC Notes	5/11/2018	SFC Sixth Supplemental Indenture	7.125%	$900
6.875% SFC Notes	3/12/2018	SFC Fifth Supplemental Indenture	6.875%	1,250
5.625% SFC Notes	12/8/2017	SFC Fourth Supplemental Indenture	5.625%	875
6.125% SFC Notes	5/15/2017	SFC Third Supplemental Indenture	6.125%	1,000
8.25% SFC Notes	4/11/2016	SFC Second Supplemental Indenture	8.25%	1,000
5.25% SFC Notes	12/3/2014	SFC First Supplemental Indenture	5.25%	700

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

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of June 30, 2018, $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

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

On November 8, 2016, OMH entered into the OMFH Supplemental Indenture, pursuant to which OMH agreed to fully, unconditionally and irrevocably guarantee the outstanding OMFH Notes in accordance with and subject to the terms of the OMFH Indenture. Further, as permitted by the terms of the OMFH Indenture up to the point of redemption of the OMFH Notes described below, OMFH satisfied its reporting obligations under the OMFH Indenture with respect to providing OMFH financial information to the holders of the OMFH Notes by furnishing financial information relating to the Company.

On December 8, 2017, OMFH provided notice to note holders to redeem on January 8, 2018, all $700 million outstanding principal amount of OMFH Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized $1 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

On March 19, 2018, OMFH provided notice to note holders to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018, at a redemption price in cash equal to 103.625%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on April 18, 2018. In connection with the redemption, we recognized $4 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

On May 14, 2018, OMFH provided notice to note holders to redeem the remaining $400 million in aggregate principal amount of OMFH Notes due 2021 on June 13, 2018, at a redemption price in cash equal to 103.625%, plus accrued and unpaid interest to the redemption date. In connection with the redemption, we recognized $3 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

On June 13, 2018, OMFH redeemed the remaining principal amount of the OMFH Notes due 2021 and received notice of satisfaction and discharge with respect to the OMFH Notes. As of June 30, 2018, OMFH is no longer subject to the covenants or other terms of the OMFH Indenture.

9. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and conduit transactions. We have determined that we are the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	June 30, 2018	December 31, 2017

Assets
Cash and cash equivalents	$3	$4
Finance receivables:
Personal loans	9,135	9,769
Allowance for finance receivable losses	459	465
Restricted cash and restricted cash equivalents	569	482
Other assets	24	20

Liabilities
Long-term debt	$8,094	$8,688
Other liabilities	15	15

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

Our securitized borrowings at June 30, 2018 consisted of the following:

(dollars in millions)	Issue Amount (a)	Current Note Amounts Outstanding (a)	Current Weighted Average Interest Rate	Original Revolving Period	Issue Date	Maturity Date

Consumer Securitizations:
SLFT 2015-A	$1,163	$817	3.60%	3 years	02/26/15	11/2024
SLFT 2015-B	314	314	3.78%	5 years	04/07/15	05/2028
SLFT 2016-A (b)	532	500	3.10%	2 years	12/14/16	11/2029
SLFT 2017-A (b)	652	619	2.98%	3 years	06/28/17	07/2030
OMFIT 2014-2	1,185	164	5.06%	2 years	07/30/14	09/2024
OMFIT 2015-1	1,229	834	4.00%	3 years	02/05/15	03/2026
OMFIT 2015-2	1,250	462	3.91%	2 years	05/21/15	07/2025
OMFIT 2015-3	293	293	4.21%	5 years	09/29/15	11/2028
OMFIT 2016-1 (b)	500	459	4.01%	3 years	02/10/16	02/2029
OMFIT 2016-2 (b)	890	616	4.63%	2 years	03/23/16	03/2028
OMFIT 2016-3 (b)	350	317	4.33%	5 years	06/07/16	06/2031
OMFIT 2017-1 (b)	947	900	2.73%	2 years	09/06/17	09/2032
OMFIT 2018-1 (c)	632	600	3.60%	3 years	02/28/18	03/2029
OMFIT 2018-2 (d)	368	350	3.87%	5 years	03/19/18	03/2033
Total consumer securitizations		7,245

Auto Securitizations:
ODART 2016-1 (b)	754	99	3.70%	—	07/19/16	Various
ODART 2017-1 (b)	300	200	2.76%	1 year	02/01/17	Various
ODART 2017-2 (b)	605	575	2.63%	1 year	12/11/17	Various
Total auto securitizations		874

Total secured structured financings		$8,119

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

(c)	OMFIT 2018-1 Securitization. We initially retained approximately $32 million of the asset-backed notes.

(d)	OMFIT 2018-2 Securitization. We initially retained approximately $18 million of the asset-backed notes.

REVOLVING CONDUIT FACILITIES

As of June 30, 2018, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Advance Maximum Balance	Amount Drawn	Revolving Period End	Collateral Type	Due and Payable (a)

Seine River Funding, LLC	$500	$—	December 2019	Personal loans	December 2022
Rocky River Funding, LLC (b)	400	—	June 2020	Personal loans	July 2021
Thur River Funding, LLC	350	—	June 2020	Personal loans	February 2027
OneMain Financial Funding IX, LLC	600	—	June 2020	Personal loans	July 2021
Mystic River Funding, LLC	850	—	September 2020	Personal loans and auto loans	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	Auto loans	October 2021
OneMain Financial Funding VIII, LLC (c)	450	—	January 2021	Personal loans	February 2023
OneMain Financial Auto Funding I, LLC (d)	850	—	June 2021	Auto loans	July 2028
OneMain Financial Funding VII, LLC (e)	850	—	June 2021	Personal loans	July 2023
Thayer Brook Funding, LLC (f)	250	—	July 2021	Auto loans	August 2022
Total	$5,350	$—

(a)
The date following the revolving period that the principal balance of the outstanding loans, if any, will be reduced as cash payments are received on the underlying loans and will be due and payable in full.

(b)
On June 27, 2018, we amended the loan and security agreement with Rocky River Funding, LLC to, among other things, (i) increase the advance maximum balance from $250 million to $400 million and (ii) extend the revolving period ending September 2019 to June 2020 thereby extending the final maturity to July 2021.

(c)
On February 2, 2018, we entered into a loan and security agreement with OneMain Financial Funding VIII, LLC concurrently with the voluntary termination of the note purchase agreement with the OneMain Financial B6 Warehouse Trust.

(d)
On June 26, 2018, we amended the loan and security agreement with OneMain Financial Auto Funding I, LLC, to, among other things, (i) increase the advance maximum balance from $750 million to $850 million and (ii) extend the revolving period ending October 2020 to June 2021 thereby extending the final maturity to July 2028.

(e)
On May 31, 2018, we amended the loan and security agreement with OneMain Financial Funding VII, LLC to, among other things, (i) increase the advance maximum balance from $650 million to $850 million and (ii) extend the revolving period ending October 2019 to June 2021 thereby extending the final maturity to July 2023.

(f)	On June 28, 2018, we entered into a new loan and security agreement with Thayer Brook Funding, LLC.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and six months ended June 30, 2018 totaled $87 million and $173 million, compared to $78 million and $158 million for the three and six months ended June 30, 2017.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Six Months Ended June 30,
(dollars in millions)	2018	2017

Balance at beginning of period	$154	$158
Less reinsurance recoverables	(23)	(26)
Net balance at beginning of period	131	132
Additions for losses and loss adjustment expenses incurred to:
Current year	102	96
Prior years *	(5)	2
Total	97	98
Reductions for losses and loss adjustment expenses paid related to:
Current year	(47)	(45)
Prior years	(51)	(58)
Total	(98)	(103)
Net balance at end of period	130	127
Plus reinsurance recoverables	4	25
Transfer of reserves	(19)	—
Balance at end of period	$115	$152

*
Reflects (i) a redundancy in the prior years’ net reserves of $5 million at June 30, 2018 primarily due to favorable development of credit disability and unemployment claims during the year and (ii) a shortfall in the prior years’ net reserves of $2 million at June 30, 2017 primarily due to adverse development on ordinary life and credit disability during the year.

11. Earnings Per Share

The computation of earnings per share was as follows:

(dollars in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator (basic and diluted):
Net income attributable to OneMain Holdings, Inc.	$7	$42	$131	$75
Denominator:
Weighted average number of shares outstanding (basic)	135,678,914	135,249,610	135,637,825	135,234,143
Effect of dilutive securities *	290,131	263,817	295,574	309,199
Weighted average number of shares outstanding (diluted)	135,969,045	135,513,427	135,933,399	135,543,342
Earnings per share:
Basic	$0.05	$0.31	$0.96	$0.55
Diluted	$0.05	$0.30	$0.96	$0.55

*    We have excluded the following shares in the diluted earnings per share calculation for the three and six months ended June 30, 2018 and 2017 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Performance-based shares	45,467	25,089	71,314	27,887
Service-based shares	159,698	795,321	240,467	775,476

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2018
Balance at beginning of period	$(16)	$4	$—	$(12)
Other comprehensive income (loss) before reclassifications	(10)	2	(3)	(11)
Impact of AOCI reclassification due to the Tax Act	2	(3)	3	2
Balance at end of period	$(24)	$3	$—	$(21)

Three Months Ended June 30, 2017
Balance at beginning of period	$3	$(4)	$(1)	$(2)
Other comprehensive income before reclassifications	6	—	2	8
Reclassification adjustments from accumulated other comprehensive loss	(3)	—	—	(3)
Balance at end of period	$6	$(4)	$1	$3

Six Months Ended June 30, 2018
Balance at beginning of period	$4	$4	$3	$11
Other comprehensive income (loss) before reclassifications	(30)	2	(6)	(34)
Impact of AOCI reclassification due to the Tax Act	2	(3)	3	2
Balance at end of period	$(24)	$3	$—	$(21)

Six Months Ended June 30, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	13	—	2	15
Reclassification adjustments from accumulated other comprehensive loss	(6)	—	—	(6)
Balance at end of period	$6	$(4)	$1	$3

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Unrealized gains on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$—	$4	$—	$8
Income tax effect	—	(1)	—	(2)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$—	$3	$—	$6

13. Income Taxes

We had a net deferred tax asset of $142 million and $143 million at June 30, 2018 and December 31, 2017, respectively.

The effective tax rate for the six months ended June 30, 2018 was 38.0%, compared to 39.0% for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation and state income taxes. The effective tax rate for the six months ended June 30, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes and discrete expense from share-based compensation.

We are currently under examination of our U.S. federal tax return for the years 2012 and 2013 by the IRS. We are also under examination of various states for the years 2011 to 2016. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $16 million at June 30, 2018 and $15 million at December 31, 2017. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

Federal Securities Class Actions

On February 10, 2017, a putative class action lawsuit, Galestan v. OneMain Holdings, Inc., et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and two of its officers. The lawsuit alleges violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning alleged integration issues after the OneMain Acquisition in November 2015, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 25, 2016 and November 7, 2016. The complaint seeks an award of unspecified compensatory damages, an award of interest, reasonable attorney’s fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On March 23, 2017, the court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. The plaintiff filed an amended complaint on June 13, 2017 challenging statements regarding the Company’s projections of future financial performance and certain statements regarding integration after the OneMain Acquisition. On September 29, 2017, pursuant to the Court’s Individual Rules and Practices, we sought permission to file a motion to dismiss the amended complaint. The Company believes that the allegations specified in the amended complaint are without merit, and intends to vigorously defend against the claims. As the lawsuit is in the preliminary stages, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from the lawsuit.

SALES RECOURSE OBLIGATIONS

At June 30, 2018, our reserve for sales recourse obligations totaled $8 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. During the three and six months ended June 30, 2018 and 2017, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At June 30, 2018, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plans

During the three and six months ended June 30, 2018 and 2017, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At June 30, 2018, our two segments were Consumer and Insurance and Acquisitions and Servicing. The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loan portfolio and our liquidating retail sales finance portfolio.

Due to the nature of the OneMain Acquisition and the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of Consumer and Insurance, Acquisitions and Servicing, and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense, loan loss reserves, and acquisition costs to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables and long-term debt at acquisition, as well as the amortization/accretion in future periods).

The accounting policies of the segments are the same as those disclosed in Note 3 and Note 22 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

The following tables present information about the Company’s segments, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2018
Interest income	$911	$—	$5	$(11)	$905
Interest expense	212	—	5	3	220
Provision for finance receivable losses	261	—	(3)	2	260
Net interest income after provision for finance receivable losses	438	—	3	(16)	425
Other revenues	106	8	—	26	140
Acquisition-related transaction and integration expenses	22	—	—	6	28
Other expenses	368	8	112	6	494
Income (loss) before income tax expense (benefit)	$154	$—	$(109)	$(2)	$43

Three Months Ended June 30, 2017
Interest income	$801	$—	$6	$(35)	$772
Interest expense	189	—	5	9	203
Provision for finance receivable losses	234	—	—	2	236
Net interest income after provision for finance receivable losses	378	—	1	(46)	333
Other revenues	127	10	1	(17)	121
Acquisition-related transaction and integration expenses	14	—	—	—	14
Other expenses	347	10	10	7	374
Income (loss) before income tax expense (benefit)	$144	$—	$(8)	$(70)	$66

At or for the Six Months Ended June 30, 2018
Interest income	$1,784	$—	$9	$(26)	$1,767
Interest expense	406	—	9	5	420
Provision for finance receivable losses	519	—	(5)	—	514
Net interest income after provision for finance receivable losses	859	—	5	(31)	833
Other revenues	211	17	(2)	51	277
Acquisition-related transaction and integration expenses	32	—	—	7	39
Other expenses	711	16	122	11	860
Income (loss) before income tax expense (benefit)	$327	$1	$(119)	$2	$211

Assets	$17,258	$—	$248	$2,134	$19,640

At or for the Six Months Ended June 30, 2017
Interest income	$1,599	$—	$12	$(80)	$1,531
Interest expense	375	—	11	19	405
Provision for finance receivable losses	473	—	1	7	481
Net interest income after provision for finance receivable losses	751	—	—	(106)	645
Other revenues	264	22	1	(25)	262
Acquisition-related transaction and integration expenses	34	—	6	(3)	37
Other expenses	695	21	16	15	747
Income (loss) before income tax expense (benefit)	$286	$1	$(21)	$(143)	$123

Assets	$16,420	$5	$352	$1,921	$18,698

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2018
Assets
Cash and cash equivalents	$524	$32	$—	$556	$556
Investment securities	38	1,677	5	1,720	1,720
Net finance receivables, less allowance for finance receivable losses	—	—	16,198	16,198	14,806
Finance receivables held for sale	—	—	133	133	123
Restricted cash and restricted cash equivalents	587	—	—	587	587
Other assets *	—	—	11	11	11

Liabilities
Long-term debt	$—	$15,450	$—	$15,450	$15,054

December 31, 2017
Assets
Cash and cash equivalents	$933	$54	$—	$987	$987
Investment securities	36	1,654	7	1,697	1,697
Net finance receivables, less allowance for finance receivable losses	—	—	15,656	15,656	14,260
Finance receivables held for sale	—	—	139	139	132
Restricted cash and restricted cash equivalents	498	—	—	498	498
Other assets *	—	—	12	12	12

Liabilities
Long-term debt	$—	$15,625	$—	$15,625	$15,050

*	Other assets include commercial mortgage loans and escrow advance receivable.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 *

June 30, 2018
Assets
Cash equivalents in mutual funds	$368	$—	$—	$368
Cash equivalents in securities	—	32	—	32
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	23	—	23
Obligations of states, municipalities, and political subdivisions	—	134	—	134
Certificates of deposit and commercial paper	—	26	—	26
Non-U.S. government and government sponsored entities	—	132	—	132
Corporate debt	—	1,009	2	1,011
RMBS	—	116	—	116
CMBS	—	82	—	82
CDO/ABS	—	93	1	94
Total available-for-sale securities	—	1,615	3	1,618
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	50	1	51
RMBS	—	1	—	1
CDO/ABS	—	3	—	3
Total bonds	—	55	1	56
Preferred stock	15	7	—	22
Common stock	23	—	—	23
Other long-term investments	—	—	1	1
Total other securities	38	62	2	102
Total investment securities	38	1,677	5	1,720
Restricted cash in mutual funds	570	—	—	570
Total	$976	$1,709	$5	$2,690

*
Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

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

We had no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and six months ended June 30, 2018 and 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements involve inherent risks, uncertainties and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	the inability to obtain, or delays in obtaining, cost savings and synergies from the OneMain Acquisition and risks and other uncertainties associated with the integration of the companies;

•	any litigation, fines or penalties that could arise relating to the OneMain Acquisition or Apollo-Värde Transaction;

•	effects, if any, of the Apollo-Värde Transaction, including effects on our business or operational strategies, goals or objectives or our relationships with our employees or third parties;

•	various risks relating to continued compliance with the Settlement Agreement;

•
changes in general economic conditions, including the interest rate environment in which we conduct business and the financial markets through which we can access capital and also invest cash flows from our Consumer and Insurance segment;

•	levels of unemployment and personal bankruptcies;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, or other events disrupting business or commerce;

•
effects on our business, reputation and our financial position, results of operations and cash flows of any cyberbreach or other cyber-related incident involving our information systems or the loss, theft or unauthorized disclosure of personally identifiable information of our present or former customers, including any costs, fines or penalties incurred in connection therewith not covered by insurance, whether as a result of litigation, governmental investigations, business interruption, remediation efforts or otherwise;

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 1,600 branch offices in 44 states as of June 30, 2018 is staffed with expert personnel and is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers credit and non-credit insurance.

In addition, we service loans owned by us and service or subservice loans owned by third-parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. At June 30, 2018, we had nearly 2.4 million personal loans, representing $15.4 billion of net finance receivables, compared to 2.4 million personal loans totaling $14.8 billion at December 31, 2017.

•
Insurance Products — We offer our customers credit insurance (life insurance, disability insurance, and involuntary unemployment insurance) and non-credit insurance through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We also offer home and auto membership plans of an unaffiliated company.

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

At June 30, 2018, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

See Note 16 of the Notes to Condensed Consolidated Financial Statements included in this report for more information about our segments.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with SFH and the Company to acquire from SFH 54,937,500 shares of our common stock representing the entire holdings of our stock beneficially owned by Fortress. The Apollo-Värde Transaction closed on June 25, 2018 for an aggregate purchase price of approximately $1.4 billion in cash.

As disclosed in Note 21 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if SFH makes distributions to one or more of its common members that exceed specified amounts. In connection with the Apollo-Värde Transaction, certain executive officers who are holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH as a result of their ownership interests in SFH.  Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

AIG Secondary Offering

On February 21, 2018, OMH entered into an underwriting agreement among OMH, SFH and Morgan Stanley & Co. LLC as underwriter in connection with the sale by SFH of 4,179,678 shares of its common stock. These shares were beneficially owned by AIG and represented the entire holdings of our stock beneficially owned by AIG. In connection with this sale of our common stock by SFH, certain executive officers who are holders of SFH incentive units, as described above, received a distribution of approximately $4 million in the first quarter of 2018. Consistent with the accounting for distribution from the Apollo-Värde Transaction described above, the Company recognized non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

Cost Synergies

As of June 30, 2018, we had incurred approximately $278 million of acquisition-related transaction and integration expenses ($39 million incurred during 2018) from the OneMain Acquisition.

As part of our continuing integration efforts from the OneMain Acquisition, on May 29, 2018, the Company entered into a Share Purchase Agreement with a third-party to sell all of the issued and outstanding shares of Yosemite. The transaction is expected to close in the third quarter of 2018 and is subject to regulatory approval and other customary closing conditions. The Company classified assets and liabilities of Yosemite that are subject to sale as held-for-sale as of June 30, 2018 and are reflected in other assets and other liabilities, respectively. Additionally, we recorded an impairment loss of $14 million in acquisition-related transaction and integration expenses for the three and six months ended June 30, 2018.

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

We continue to execute our strategy to increase the proportion of our loan originations secured by titled collateral (which typically have lower yields and credit losses relative to unsecured personal loans). Our yields have stabilized in the portfolio; and we expect an improvement in net credit losses over time as the portion of our secured portfolio continues to increase.

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

(dollars in millions, except per share amounts)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2018	2017	2018	2017

Interest income	$905	$772	$1,767	$1,531
Interest expense	220	203	420	405
Provision for finance receivable losses	260	236	514	481
Net interest income after provision for finance receivable losses	425	333	833	645
Other revenues	140	121	277	262
Acquisition-related transaction and integration expenses	28	14	39	37
Other expenses	494	374	860	747
Income before income taxes	43	66	211	123
Income taxes	36	24	80	48
Net income	$7	$42	$131	$75

Share Data:
Weighted average number of shares outstanding:
Basic	135,678,914	135,249,610	135,637,825	135,234,143
Diluted	135,969,045	135,513,427	135,933,399	135,543,342
Earnings per share:
Basic	$0.05	$0.31	$0.96	$0.55
Diluted	$0.05	$0.30	$0.96	$0.55

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$15,508	$14,050	$15,508	$14,050
Number of accounts	2,373,671	2,231,010	2,373,671	2,231,010
Finance receivables held for sale:
Net finance receivables	$123	$141	$123	$141
Number of accounts	2,277	2,614	2,277	2,614
Finance receivables held for investment:
Average net receivables	$15,239	$13,681	$15,113	$13,597
Yield	23.74%	22.53%	23.50%	22.60%
Gross charge-off ratio	7.32%	7.46%	7.58%	8.18%
Recovery ratio	(0.82)%	(0.84)%	(0.79)%	(0.87)%
Net charge-off ratio	6.50%	6.62%	6.79%	7.31%
30-89 Delinquency ratio	2.18%	2.19%	2.18%	2.19%
Origination volume	$3,216	$2,953	$5,756	$4,765
Number of accounts originated	393,561	398,240	718,291	641,892

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three Months Ended June 30, 2018 and 2017

Interest income increased $133 million for the three months ended June 30, 2018 when compared to the prior year quarter due to continued growth in our loan portfolio and higher yield primarily driven by lower amortization of purchase premium on our non-credit impaired finance receivables.

Interest expense increased $17 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily due to the increase in average outstanding debt related to the issuance of the 6.875% and 7.125% SFC Notes, partially offset by lower interest expense due to a decrease in the weighted average interest rate resulting from the redemption of the OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $24 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily driven by the growth in the loan portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Other revenues increased $19 million for the three months ended June 30, 2018 primarily due to a higher net loss on repurchase of debt in the prior year quarter.

Acquisition-related transaction and integration costs increased $14 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily due to asset impairment and intangible write-off related to Yosemite.

Other expenses increased $120 million for the three months ended June 30, 2018 when compared to the same period in 2017 primarily due to the non-cash incentive compensation expense of $106 million relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock that were beneficially owned by Fortress.

Income taxes totaled $36 million for the three months ended June 30, 2018 compared to $24 million for the same period in 2017. The effective tax rate for the three months ended June 30, 2018 was 83.7% compared to 36.7% for the same period in 2017. The effective tax rate for the three months ended June 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete expense for non-deductible compensation expense and state income taxes. The effective tax rate for the three months ended June 30, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes.

Comparison of Consolidated Results for the Six Months Ended June 30, 2018 and 2017

Interest income increased $236 million for the six months ended June 30, 2018 when compared to the same prior year period due to continued growth in our loan portfolio and higher yield primarily driven by lower amortization of purchase premium on our non-credit impaired finance receivables.

Interest expense increased $15 million for the six months ended June 30, 2018 when compared to the same prior year period primarily due to the increase in average outstanding debt related to the issuance of the 6.875% and 7.125% SFC Notes partially offset by lower interest expense due to a decrease in the weighted average interest rate resulting from the redemption of OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $33 million for the six months ended June 30, 2018 when compared to the same prior year period primarily driven by the growth in the loan portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Other revenues increased $15 million for the six months ended June 30, 2018 primarily due to higher net losses on repurchase of debt in the prior year period.

Other expenses increased $113 million for the six months ended June 30, 2018 when compared to the same period in 2017 primarily due to the increase in non-cash incentive compensation expense of $106 million relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock that were beneficially owned by Fortress.

Income taxes totaled $80 million for the six months ended June 30, 2018 compared to $48 million for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 was 38.0% compared to 39.0% for the same period in 2017. The effective tax rate for the six months ended June 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation and state income taxes. The effective tax rate for the six months ended June 30, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes and discrete expense from share-based compensation.

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

The reconciliations of income (loss) before income taxes on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$154	$144	$327	$286
Adjustments:
Acquisition-related transaction and integration expenses	22	14	32	34
Net loss on repurchases and repayments of debt	35	16	62	17
Adjusted pretax income (non-GAAP)	$211	$174	$421	$337

Acquisitions and Servicing
Income before income taxes - Segment Accounting Basis	$—	$—	$1	$1
Adjustments:	—	—	—	—
Adjusted pretax income (non-GAAP)	$—	$—	$1	$1

Other
Loss before income tax benefit - Segment Accounting Basis	$(109)	$(8)	$(119)	$(21)
Adjustments:
Non-cash incentive compensation expense	106	—	106	—
Acquisition-related transaction and integration expenses	—	—	—	6
Adjusted pretax loss (non-GAAP)	$(3)	$(8)	$(13)	$(15)

We describe our acquisition-related transaction and integration expenses in our “Results of Operations” of the Management’s Discussion and Analysis of Financial Condition in Part II - Item 7 included in our 2017 Annual Report on Form 10-K.

Segment Results

See Note 16 of the Notes to Condensed Consolidated Financial Statements included in this report for (i) a description of our segments, (ii) reconciliations of segment totals to condensed consolidated financial statement amounts and (iii) methodologies used to allocate revenues and expenses to each segment.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2018	2017	2018	2017

Interest income	$911	$801	$1,784	$1,599
Interest expense	212	189	406	375
Provision for finance receivable losses	261	234	519	473
Net interest income after provision for finance receivable losses	438	378	859	751
Other revenues	141	143	273	281
Other expenses	368	347	711	695
Adjusted pretax income (non-GAAP)	$211	$174	$421	$337

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$15,406	$13,856	$15,406	$13,856
Number of accounts	2,369,661	2,224,930	2,369,661	2,224,930
Finance receivables held for investment:
Average net receivables	$15,130	$13,469	$14,995	$13,365
Yield	24.14%	23.85%	23.99%	24.12%
Gross charge-off ratio	7.56%	7.91%	7.82%	8.74%
Recovery ratio	(0.94)%	(1.01)%	(0.91)%	(1.06)%
Net charge-off ratio	6.62%	6.90%	6.91%	7.68%
30-89 Delinquency ratio	2.13%	2.13%	2.13%	2.13%
Origination volume	$3,216	$2,953	$5,756	$4,765
Number of accounts originated	393,561	398,240	718,291	641,892

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three Months Ended June 30, 2018 and 2017

Interest income increased $110 million for the three months ended June 30, 2018 when compared to the prior year quarter due to continued growth in our loan portfolio.

Interest expense increased $23 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily due to the increase in average outstanding debt related to the issuance of the 6.875% and 7.125% SFC Notes, partially offset by lower interest expense due to a decrease in weighted average interest rate resulting from the redemption of the OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

Provision for finance receivable losses increased $27 million for the three months ended June 30, 2018 when compared to the prior year quarter primarily driven by growth in the loan portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Other expenses increased $21 million for the three months ended June 30, 2018 when compared to the prior year quarter due largely to increased costs commensurate with the growth in our operations.

Comparison of Adjusted Pretax Income for the Six Months Ended June 30, 2018 and 2017

Interest income increased $185 million for the six months ended June 30, 2018 when compared to the same period in 2017 due to continued growth in our loan portfolio.

Interest expense increased $31 million for the six months ended June 30, 2018 when compared to the same prior year period primarily due to the increase in average outstanding debt related to the issuance of 6.875% and 7.125% SFC Notes and, partially offset by lower interest expense due to a decrease in the weighted average interest rate resulting from the redemption of the OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

Provision for finance receivable losses increased $46 million for the six months ended June 30, 2018 when compared to the same period in 2017 primarily driven by the growth in the loan portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

ACQUISITIONS AND SERVICING

Adjusted pretax income (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Other revenues	8	10	$17	$22
Other expenses	8	10	16	21
Adjusted pretax income (non-GAAP)	$—	$—	$1	$1

OTHER

“Other” consists of our non-originating legacy operations, which include other receivables consisting of (i) our liquidating real estate loan portfolio and (ii) our liquidating retail sales finance portfolio.

Adjusted pretax loss of the Other components (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest income	$5	$6	$9	$12
Interest expense	5	5	9	11
Provision for finance receivable losses	(3)	—	(5)	1
Net interest income after provision for finance receivable losses	3	1	5	—
Other revenues	—	1	(2)	1
Other expenses	6	10	16	16
Adjusted pretax loss (non-GAAP)	$(3)	$(8)	$(13)	$(15)

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	June 30,
	2018	2017
Net finance receivables held for investment:
Personal loans	$—	$6
Other receivables	131	150
Total	$131	$156

Net finance receivables held for sale:
Other receivables	$130	$146

Credit Quality

FINANCE RECEIVABLE COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2018
Personal loans	$15,406	$—	$(22)	$15,384
Other receivables	—	131	(7)	124
Total	$15,406	$131	$(29)	$15,508

December 31, 2017
Personal loans	$14,820	$—	$3	$14,823
Other receivables	—	142	(8)	134
Total	$14,820	$142	$(5)	$14,957

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by consumer goods, automobiles, or other personal property or are unsecured. We consider the value and concentration of secured loans and the delinquency status of our finance receivables as the primary indicators of credit quality. At June 30, 2018 and December 31, 2017, 44% and 43% of our personal loans were secured by titled collateral, respectively.

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

Our customers are described as prime at one end of the credit spectrum and sub-prime at the other. Our customers’ demographics are in many respects near the national median but may vary from national norms in terms of credit and repayment histories. Many of our customers have experienced some level of prior financial difficulty or have limited credit experience and require higher levels of servicing and support from our branch network.

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

June 30, 2018
FICO scores
660 or higher	$4,122	$43	$4,165
620-659	4,084	21	4,105
619 or below	7,178	60	7,238
Total	$15,384	$124	$15,508

December 31, 2017
FICO scores
660 or higher	$3,950	$45	$3,995
620-659	3,919	22	3,941
619 or below	6,954	67	7,021
Total	$14,823	$134	$14,957

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2018
Current	$14,785	$101	$(25)	$14,861
30-59 days past due	194	9	(1)	202
Delinquent (60-89 days past due)	134	3	(1)	136
Performing	15,113	113	(27)	15,199

Nonperforming (90+ days past due)	293	18	(2)	309
Total net finance receivables	$15,406	$131	$(29)	$15,508

Delinquency ratio
30-89 days past due	2.13%	9.59%	*	2.18%
30+ days past due	4.03%	23.15%	*	4.17%
60+ days past due	2.77%	16.15%	*	2.87%
90+ days past due	1.90%	13.56%	*	1.99%

December 31, 2017
Current	$14,119	$109	$—	$14,228
30-59 days past due	205	9	(2)	212
Delinquent (60-89 days past due)	157	4	(1)	160
Performing	14,481	122	(3)	14,600

Nonperforming (90+ days past due)	339	20	(2)	357
Total net finance receivables	$14,820	$142	$(5)	$14,957

Delinquency ratio
30-89 days past due	2.44%	8.60%	*	2.49%
30+ days past due	4.73%	22.75%	*	4.88%
60+ days past due	3.35%	16.66%	*	3.46%
90+ days past due	2.29%	14.15%	*	2.39%

*	Not applicable.

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

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2018
Balance at beginning of period	$718	$32	$(61)	$689
Provision for finance receivable losses	261	(3)	2	260
Charge-offs	(285)	—	7	(278)
Recoveries	35	1	(5)	31
Balance at end of period	$729	$30	$(57)	$702

Three Months Ended June 30, 2017
Balance at beginning of period	$694	$30	$(58)	$666
Provision for finance receivable losses	234	—	2	236
Charge-offs	(266)	(4)	15	(255)
Recoveries	35	1	(7)	29
Balance at end of period	$697	$27	$(48)	$676

Six Months Ended June 30, 2018
Balance at beginning of period	$724	$35	$(62)	$697
Provision for finance receivable losses	519	(5)	—	514
Charge-offs	(582)	(2)	16	(568)
Recoveries	68	2	(11)	59
Balance at end of period	$729	$30	$(57)	$702

Allowance ratio	4.73%	22.76%	(a)	4.53%

Six Months Ended June 30, 2017
Balance at beginning of period	$732	$31	$(74)	$689
Provision for finance receivable losses	473	1	7	481
Charge-offs	(579)	(6)	33	(552)
Recoveries	71	1	(14)	58
Balance at end of period	$697	$27	$(48)	$676

Allowance ratio	5.03%	17.69%	(a)	4.81%

(a)	Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, the collateral mix, along with the volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The level of allowance for finance receivables losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

June 30, 2018
TDR net finance receivables	$508	$73	$(152)	$429
Allowance for TDR finance receivable losses	205	23	(58)	170

December 31, 2017
TDR net finance receivables	$481	$74	$(188)	$367
Allowance for TDR finance receivable losses	191	26	(70)	147

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

Redemption of OMFH 2019 Notes

On December 8, 2017, OMFH issued a notice of redemption to redeem all $700 million outstanding principal amount of OMFH’s 6.75% Senior Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized approximately $1 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

Redemption of OMFH 2021 Notes

On March 19, 2018, OMFH provided notice of redemption to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018 at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on April 18, 2018. In connection with the redemption, we recognized approximately $4 million of net loss on repurchases and repayments of debt for the six months ended June 30, 2018.

On May 14, 2018, OMFH provided notice of redemption to redeem the remaining $400 million in aggregate principal amount of the OMFH Notes due 2021 on June 13, 2018, at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on June 13, 2018. In connection with the redemption, we recognized approximately $3 million of net loss on repurchase and repayments of debt for the six months ended June 30, 2018.

Termination of First Avenue Funding LLC

On June 10, 2018, First Avenue Funding LLC voluntarily terminated its note purchase agreement.

Termination of OneMain Financial B6 Warehouse Trust

On February 2, 2018, OneMain Financial B6 Warehouse Trust voluntarily terminated its note purchase agreement. Concurrently with such termination, we entered into a loan and security agreement with OneMain Financial Funding VIII, LLC with the same third party lenders who were party to the terminated note purchase agreement with the OneMain Financial B6 Warehouse Trust. Under the loan and security agreement with OneMain Financial Funding VIII, LLC, we may borrow up to a maximum principal balance of $450 million.

SFC’s Offering of 6.875% Senior Notes Due 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of the 6.875% SFC Notes under the SFC Base Indenture, as supplemented by the SFC Fifth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis. SFC used the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which included debt repurchases. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information of the issuance.

SFC’s Offering of 7.125% Senior Notes Due 2026

On May 11, 2018, SFC issued $900 million aggregate principal amount of 7.125% SFC Notes under the SFC Base Indenture, as supplemented by the SFC Sixth Supplemental Indenture, pursuant to which OMH provided a guarantee of the 7.125% SFC Notes on an unsecured basis. SFC used the net proceeds from the sale of the 7.125% SFC Notes to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021 and will use the remaining proceeds for other general corporate purposes, which may include other debt repurchases and repayments. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information of the issuance.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2018, we completed two consumer loan securitizations. At June 30, 2018, we had approximately $9.2 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During the six months ended June 30, 2018, we (i) terminated two revolving conduit agreements, (ii) entered into two new conduit facilities, (iii) extended the revolving period on three existing conduit facilities, and (iv) amended three existing conduit facilities to increase the maximum principal balance.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Subsequent to June 30, 2018, we completed the following transactions:

•	On July 5, 2018, we borrowed $50 million under the loan and security agreement with Thur River Funding, LLC.

•
On July 24, 2018, we issued $947 million in notes backed by direct auto loans (“ODART 2018-1”). The maturity dates of the ODART 2018-1 notes occur in December 2024 with respect to the Class A notes, April 2025 with respect to the Class B notes, October 2025 with respect to the Class C notes and January 2028 with respect to the Class D notes. We initially retained approximately $47 million distributed among each class of the notes.

•
On August 1, 2018, we amended the loan and security agreement with OneMain Financial Funding VIII, LLC to, among other things, (i) increase the advance maximum balance from $450 million to $650 million and (ii) extend the revolving period ending January 2021 to August 2021 thereby extending the final maturity to September 2023.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses (including acquisition-related transaction and integration expenses), payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At June 30, 2018, we had $556 million of cash and cash equivalents, which included $271 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2018, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

During the six months ended June 30, 2018, we generated net income of $131 million. Our net cash outflow from operating and investing activities totaled $296 million for the six months ended June 30, 2018. At June 30, 2018, our remaining scheduled principal and interest payments for 2018 on our existing debt (excluding securitizations) totaled $234 million. As of June 30, 2018, we had $6.2 billion UPB of unencumbered personal loans and $308 million UPB of unencumbered real estate loans (including $182 million held for sale).

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

LIQUIDITY

Operating Activities

Net cash provided by operations of $944 million for the six months ended June 30, 2018 reflected net income of $131 million, the impact of non-cash items, and a favorable change in working capital of $22 million. Net cash provided by operations of $740 million for the six months ended June 30, 2017 reflected net income of $75 million, the impact of non-cash items, and an unfavorable change in working capital of $24 million.

Investing Activities

Net cash used for investing activities of $1.2 billion for the six months ended June 30, 2018 was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales and maturities of available-for-sale securities. Net cash used for investing activities of $854 million for the six months ended June 30, 2017 was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales and maturities of available-for-sale securities.

Financing Activities

Net cash used for financing activities of $46 million for the six months ended June 30, 2018 was primarily due to net repayments of long-term debt. Net cash provided by financing activities of $374 million for the six months ended June 30, 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017.

Liquidity Risks and Strategies

SFC’s and OMFH’s credit ratings are non-investment grade, which have a significant impact on our cost of, and access to, capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness.

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited to, the following:

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” Our insurance subsidiaries did not pay any dividends during the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.10% as of June 30, 2018.

Pursuant to the terms of the Junior Subordinated Debenture, upon the occurrence of a mandatory trigger event, SFC is required to defer interest payments to the holders of the Junior Subordinated Debenture (and not make dividend payments to SFI) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the Junior Subordinated Debenture otherwise payable on the next interest payment date and pays such amount to the holders of the Junior Subordinated Debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters.

Based upon SFC’s financial results for the three months ended June 30, 2018, a mandatory trigger event did not occur with respect to the interest payment due in July of 2018, as SFC was in compliance with both required ratios discussed above.

OMFH Debt Agreements

On June 13, 2018, OMFH redeemed the remaining principal amount of the OMFH Notes due 2021 and received notice of satisfaction and discharge with respect to the OMFH Notes. As of June 30, 2018, OMFH is no longer subject to the covenants or other terms of the OMFH Indenture.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. See Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our structured financings.

In addition to the structured financings, we had access to 10 conduit facilities with a total borrowing capacity of $5.4 billion as of June 30, 2018, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report. At June 30, 2018, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to June 30, 2018.

Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2018 or December 31, 2017, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of June 30, 2018, we had no repurchase activity related to these sales.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2018.

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

As of June 30, 2018, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our 2017 Annual Report on Form 10-K, other than as set forth below.

The risk factors under the heading “Risks Related to the Apollo-Värde Transaction” are hereby amended and restated with the following:

Uncertainties regarding the effects of the Apollo-Värde Transaction could adversely affect our business and financial results.

The Apollo-Värde Transaction closed on June 25, 2018. Uncertainty about the effects of the Apollo-Värde Transaction on counterparties to contracts, employees and other parties may have an adverse effect on us. These uncertainties could cause contract counterparties and others who deal with us to seek to change existing business relationships with us, and may impair our ability to attract, retain and motivate key personnel for a period of time following the completion of the Apollo-Värde Transaction. In addition, the transition and integration process following the completion of the Apollo-Värde Transaction may place a significant burden on management and internal resources. Any significant diversion of management attention away from our ongoing business and any difficulties encountered during the transition and integration process could adversely affect our financial results following the completion of the Apollo-Värde Transaction.

The first, fourth and fifth risk factors under the heading “Risks Related to Our Organization and Structure” are hereby amended and restated with the following:

The Apollo-Värde Group is our largest stockholder, and the Apollo-Värde Group may exercise significant influence over us, including through its ability to designate a majority of the members of our board of directors, and its interests may conflict with the interests of our other stockholders.

On June 25, 2018, the Apollo-Värde Group completed its purchase of 54,937,500 shares beneficially owned by SFH, representing approximately 40.5% of our outstanding common stock as of such date. As a result, the Apollo-Värde Group is our largest stockholder and has significant influence on all matters requiring a stockholder vote, including the election of our directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders, including delaying, deterring or preventing a change in control of us or a merger, takeover or other business combination that may be otherwise favorable to us or our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

In connection with the closing of the Apollo-Värde Transaction, we entered into an amended and restated stockholders agreement (the “stockholders agreement”) with the Apollo-Värde Group, which provides the Apollo-Värde Group with the right to designate a majority of the members of our board of directors, plus one director, for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees continue to beneficially own, directly or indirectly, at least 33% of our issued and outstanding common stock. With such representation on our board of directors, the Apollo-Värde Group will be able to exercise significant influence over decisions affecting us, including our direction and policies, the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets and decisions affecting our capital structure.  The interests of the Apollo-Värde Group may not always coincide with our interests or the interests of our other stockholders. Apollo-Värde Group may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders.

In addition, the Apollo-Värde Group and its affiliates may conduct business with any business that is competitive or in the same line of business as us, do business with any of our clients, customers or vendors, make investments in the kind of property in which we may make investments or acquire the same or similar types of assets that we may seek to acquire. Affiliates of the Apollo-Värde Group are in the business of making or advising on investments in companies and may hold, and from time to time in the future may acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are vendors or customers of ours. The Apollo-Värde Group may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Certain provisions of a stockholders agreement with the Apollo-Värde Group, our restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock.

In connection with the closing of the Apollo-Värde Transaction, we entered into the stockholders agreement with the Apollo-Värde Group. Certain provisions of the stockholders agreement, our restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of us, which could adversely affect the price of our common stock. These provisions, among others, provide for:

•	a classified board of directors with staggered three-year terms;

•
removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 30% of our issued and outstanding common stock, directors may be removed with or without cause with the affirmative vote of a majority of the then issued and outstanding voting interest of stockholders entitled to vote);

•
provisions in our restated certificate of incorporation and amended and restated bylaws prevent stockholders from calling special meetings of our stockholders (provided, however, that for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 20% of our issued and outstanding common stock, any stockholders that collectively beneficially own at least 20% of our issued and outstanding common stock may call special meetings of our stockholders);

•	advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;

•
under the stockholders agreement, certain rights to the Apollo-Värde Group and certain of its affiliates and permitted transferees with respect to the designation of directors for nomination and election to our board of directors, including the ability to appoint a majority of the members of our board of directors, plus one director, for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees continue to beneficially own, directly or indirectly at least 33% of our issued and outstanding common stock;

•
no provision in our restated certificate of incorporation or amended and restated bylaws permits cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

•
our restated certificate of incorporation and our amended and restated bylaws only permit action by our stockholders outside a meeting by unanimous written consent, provided, however, that for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 20% of our issued and outstanding common stock (including the Apollo-Värde Group’s proportionate interest in shares of our common stock held by the SFH), our stockholders may act without a meeting by written consent of a majority of our stockholders; and

•
under our restated certificate of incorporation, our board of directors has authority to cause the issuance of preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by the Apollo-Värde Group, our management or our board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of our common stock and the ability of public stockholders to realize any potential change of control premium.

Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.

The Apollo-Värde Group and its affiliates engage in other investments and business activities in addition to their ownership of us. Under our restated certificate of incorporation, the Apollo-Värde Group and its affiliates have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If the Apollo-Värde Group and its affiliates, or any of their respective officers, directors or employees, acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

In the event that any of our directors and officers who is also a director, officer or employee of any of the Apollo-Värde Group or its affiliates acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acts in good faith, then even if the Apollo-Värde Group or its affiliates pursues or acquires the corporate opportunity or if the Apollo-Värde Group or its affiliates do not present the corporate opportunity to us, such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us.

The third risk factor under the heading “Risks Related to Our Common Stock” is hereby amended and restated with the following:

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

As of June 30, 2018, approximately 40.5% of our outstanding common stock was held by the Apollo-Värde Group and, subject to certain restrictions set forth in the stockholders agreement, can be resold into the public markets in the future in accordance with the requirements of the Securities Act of 1933, as amended. A decline in the price of our common stock, whether as a result of sale of stock by the Apollo-Värde Group or otherwise, might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Sixth Supplemental Indenture, dated as of May 11, 2018, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 7.125% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 11, 2018.

10.1
Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. and OMH Holdings, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2018.

10.2	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 25, 2018.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

32.1	Section 1350 Certifications.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	August 3, 2018	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)