Form 10-Q
period 2018-09-30
OneMain Holdings, Inc.
filed 2018-11-05
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 26, 2018, there were 135,794,189 shares of the registrant’s common stock, $0.01 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2017 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
5.625% SFC Notes	$875 million of 5.625% Senior Notes due 2023 issued by SFC on December 8, 2017 and guaranteed by OMH
6.125% SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and $500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and, in each case, guaranteed by OMH
6.875% SFC Notes	$1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 issued by SFC on March 12, 2018 and guaranteed by OMH
7.125% SFC Notes	$900 million of 7.125% Senior Notes due 2026 issued by SFC on May 11, 2018 and $700 million of 7.125% Senior Notes due 2026 issued by SFC on August 10, 2018 and, in each case, guaranteed by OMH
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OMFH
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AIG Share Sale	sale by SFH of 4,179,678 shares of OMH common stock pursuant to an Underwriting Agreement entered into February 21, 2018 among OMH, SFH and Morgan Stanley & Co. LLC
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction
the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average debt	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
BCFP	Bureau of Consumer Financial Protection, formerly known as Consumer Financial Protection Bureau (CFPB)
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
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

Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance portfolio	collectively, retail sales contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	First Supplemental Indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture dated as of December 8, 2017, to the SFC Base Indenture
SFC Fifth Supplemental Indenture	Fifth Supplemental Indenture dated as of March 12, 2018, to the SFC Base Indenture

Term or Abbreviation	Definition

SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	Second Supplemental Indenture dated as of April 11, 2016, to the SFC Base Indenture
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
Share Purchase Agreement
a share purchase agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and the Company to acquire from SFH 54,937,500 shares of our common stock that was issued and outstanding as of such date, representing the entire holdings of our stock beneficially owned by Fortress

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
TDR finance receivables
troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2018	December 31, 2017

Assets
Cash and cash equivalents	$1,243	$987
Investment securities	1,707	1,697
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $9.0 billion in 2018 and $9.8 billion in 2017)	15,750	14,823
Other receivables	—	134
Net finance receivables	15,750	14,957
Unearned insurance premium and claim reserves	(631)	(590)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $451 million in 2018 and $465 million in 2017)	(706)	(697)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,413	13,670
Finance receivables held for sale	207	132
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $478 million in 2018 and $482 million in 2017)	495	498
Goodwill	1,422	1,422
Other intangible assets	398	440
Other assets	583	587
Total assets	$20,468	$19,433
Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.1 billion in 2018 and $8.7 billion in 2017)	$15,731	$15,050
Insurance claims and policyholder liabilities	689	737
Deferred and accrued taxes	24	45
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2018 and $14 million in 2017)	384	323
Total liabilities	16,828	16,155
Commitments and contingent liabilities (Note 14)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 135,791,943 and 135,349,638 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	1,678	1,560
Accumulated other comprehensive income (loss)	(22)	11
Retained earnings	1,983	1,706
Total shareholders’ equity	3,640	3,278
Total liabilities and shareholders’ equity	$20,468	$19,433

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income:
Finance charges	$930	$805	$2,692	$2,329
Finance receivables held for sale originated as held for investment	3	3	8	10
Total interest income	933	808	2,700	2,339

Interest expense	227	207	647	612

Net interest income	706	601	2,053	1,727

Provision for finance receivable losses	256	243	770	724

Net interest income after provision for finance receivable losses	450	358	1,283	1,003

Other revenues:
Insurance	106	107	318	314
Investment	18	19	50	58
Net loss on repurchases and repayments of debt	—	(1)	(9)	(29)
Other	20	27	62	71
Total other revenues	144	152	421	414

Other expenses:
Operating expenses:
Salaries and benefits	197	185	697	562
Acquisition-related transaction and integration expenses	9	22	47	59
Other operating expenses	141	134	406	413
Insurance policy benefits and claims	48	48	144	139
Total other expenses	395	389	1,294	1,173

Income before income taxes	199	121	410	244

Income taxes	51	52	131	100

Net income	$148	$69	$279	$144

Share Data:
Weighted average number of shares outstanding:
Basic	135,756,479	135,253,493	135,677,811	135,240,664
Diluted	136,107,045	135,711,212	135,991,716	135,599,369
Earnings per share:
Basic	$1.09	$0.52	$2.05	$1.07
Diluted	$1.09	$0.51	$2.05	$1.07

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$148	$69	$279	$144

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(3)	3	(40)	23
Foreign currency translation adjustments	1	3	(4)	7
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	1	(1)	7	(8)
Retirement plan liability adjustments	—	—	2	—
Foreign currency translation adjustments	—	(1)	(1)	(3)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(1)	4	(36)	19
Reclassification adjustments included in net income:
Net realized losses (gains) on available-for-sale securities	—	(4)	1	(12)
Income tax effect:
Net realized gains on available-for-sale securities	—	2	—	4
Reclassification adjustments included in net income, net of tax	—	(2)	1	(8)
Other comprehensive income (loss), net of tax	(1)	2	(35)	11

Comprehensive income	$147	$71	$244	$155

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2018	$1	$1,560	$11	$1,706	$3,278
Non-cash incentive compensation from SFH	—	110	—	—	110
Share-based compensation expense, net of forfeitures	—	17	—	—	17
Withholding tax on share-based compensation	—	(9)	—	—	(9)
Other comprehensive loss	—	—	(35)	—	(35)
Impact of AOCI reclassification due to the Tax Act	—	—	2	(2)	—
Net income	—	—	—	279	279
Balance, September 30, 2018	$1	$1,678	$(22)	$1,983	$3,640

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066
Share-based compensation expense, net of forfeitures	—	14	—	—	14
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	11	—	11
Net income	—	—	—	144	144
Balance, September 30, 2017	$1	$1,557	$5	$1,667	$3,230

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in millions)	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities
Net income	$279	$144
Reconciling adjustments:
Provision for finance receivable losses	770	724
Depreciation and amortization	191	265
Deferred income tax charge (benefit)	6	(32)
Net loss on repurchases and repayments of debt	9	29
Non-cash incentive compensation from SFH	110	—
Share-based compensation expense, net of forfeitures	17	14
Other	9	(12)
Cash flows due to changes in other assets and other liabilities	65	108
Net cash provided by operating activities	1,456	1,240

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(1,703)	(1,582)
Available-for-sale securities purchased	(548)	(508)
Available-for-sale securities called, sold, and matured	438	619
Trading and other securities purchased	(9)	—
Trading and other securities called, sold, and matured	30	9
Other, net	(24)	(1)
Net cash used for investing activities	(1,816)	(1,463)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	5,474	3,743
Repayment of long-term debt	(4,852)	(3,176)
Withholding tax on share-based compensation	(9)	(5)
Net cash provided by financing activities	613	562

Effect of exchange rate changes on cash and cash equivalents	—	1

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	253	340
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,485	1,147
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	1,738	1,487

Supplemental cash flow information
Cash and cash equivalents	1,243	916
Restricted cash and restricted cash equivalents	495	571
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,738	$1,487

Supplemental non-cash activities
Transfer of finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$111	$—
Transfer of finance receivables to real estate owned	5	7

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

1. Business and Basis of Presentation

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, the “Company,” “we,” “us,” or “our.” OMH is a Delaware corporation. At December 31, 2017, prior to the Apollo-Värde and AIG Share Sale transactions described below, Springleaf Financial Holdings LLC (“SFH”), owned approximately 44% of OMH’s common stock. SFH was owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”). At September 30, 2018, an investor group led by funds managed by Apollo and Värde (the “Apollo-Värde Group”) owned approximately 40.5% of OMH’s common stock.

OMH is a financial services holding company whose principal subsidiary is Springleaf Finance, Inc. (“SFI”). SFI’s principal subsidiary is Springleaf Finance Corporation (“SFC”). On June 22, 2018, SFI entered into a contribution agreement with OMH, whereby OMH contributed all of the common interests of Independence Holdings, LLC (“Independence”) to SFI. Immediately thereafter, SFI entered into a separate contribution agreement with SFC, pursuant to which SFI contributed all of the common interests of Independence to SFC. As a result of the contribution from SFI to SFC, Independence became a wholly owned direct subsidiary of SFC on June 22, 2018. Independence, through its wholly owned subsidiary OneMain Financial Holdings, LLC (“OMFH”) and OMFH’s subsidiaries, and SFC engage in the consumer finance and insurance businesses.

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a share purchase agreement with SFH and the Company to acquire from SFH 54,937,500 shares of OMH’s common stock, par value $0.01 per share, at a purchase price per share of $26.00, representing the entire holdings of our common stock beneficially owned by Fortress (the “Share Purchase Agreement”). This transaction (the “Apollo-Värde Transaction”) closed on June 25, 2018 for an aggregate purchase price of approximately $1.4 billion in cash. The Share Purchase Agreement was filed as Exhibit 10.1, to our Current Report on Form 8-K filed with the SEC on January 4, 2018. As provided for in the Share Purchase Agreement, in accordance with the Amended and Restated Stockholders’ Agreement, the Apollo-Värde Group has the ability to designate six (6) of the nine (9) directors.

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

AIG Share Sale Transaction

On February 21, 2018, the Company entered into an underwriting agreement among OMH, SFH and Morgan Stanley & Co. LLC as underwriter in connection with the sale by SFH of 4,179,678 shares of its common stock. These shares were beneficially owned by AIG Capital Corporation (“AIG”), a subsidiary of American International Group, Inc., and represented the entire holdings of our stock beneficially owned by AIG. In connection with this sale of our common stock by SFH, certain executive officers who are holders of SFH incentive units, as described above, received a distribution of approximately $4 million in the first quarter of 2018. Consistent with the accounting for distribution from the Apollo-Värde Transaction described above, the Company recognized non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. Again, the impact to the Company was non-cash, equity neutral and not tax deductible.

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

The amendments in this ASU become effective for the Company for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the process of implementing a new leasing system that will allow us to better account for the leases in accordance with the new guidance. We are in the final phase of assessing new system updates to ensure both qualitative and quantitative data requirements will be met at the time of adoption. The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. At December 31, 2017, the Company had approximately $180 million of minimum lease commitments from these operating leases (refer to

Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K). The adoption of this ASU will result in an increase in our reported assets and liabilities on the consolidated balance sheets due to the recognition of the right-of-use asset and lease liability, and we are in the process of quantifying the expected impact.

In July of 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which allows for a transition option to adopt the standard on the date of initial application as opposed to the modified retrospective approach. We plan to make the election to adopt the standard using this transition relief.

Allowance for Finance Receivable Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets over their expected lives based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model will require earlier recognition of credit losses than the incurred loss approach. Therefore, we would expect ongoing changes in the allowance for finance receivable losses will be driven primarily by the nature and growth of the Company’s loan portfolio and the economic environment at that time.

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

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to refine the development of an acceptable model to estimate the expected credit losses in accordance with our model governance policies. After the model has been subject to a parallel testing phase in 2019, the Company will provide further disclosure regarding the estimated impact on our allowance for finance receivable losses. In addition to the development of the model, we are assessing the additional disclosure requirements from this update and the impact the adoption may have on any available-for-sale securities held by the Company. We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses and a corresponding one-time cumulative effect reduction to retained earnings in the consolidated balance sheet as of the beginning of the year of adoption.

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The amendments in this ASU become effective for fiscal years beginning January 1, 2021. We are currently evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during the nine months ended September 30, 2018, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivables consist of personal loans and, prior to September 30, 2018, also included other receivables as defined below:

•	Personal loans — are secured by consumer goods, automobiles, or other personal property or are unsecured, typically non-revolving with a fixed-rate and a fixed, original term of three to six years.

•
Other receivables — consist of our loan portfolios in a liquidating status. We ceased originating real estate loans in 2012 and purchasing retail sales contracts and revolving retail accounts (“retail sales finance portfolio”) in 2013. We continue to service or sub-service the liquidating real estate loans and retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. Beginning in 2018, we combined real estate loans and retail sales finance portfolio into “Other Receivables.” Previously, we presented real estate loans and retail sales finance portfolio as distinct receivable types. In order to conform to this new alignment, we have revised our prior period finance receivable disclosures.

On September 30, 2018, we transferred our real estate loans previously classified as Other Receivables from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. See Notes 4 and 5 included in this report for additional information related to this transfer.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

September 30, 2018
Gross receivables (a)(b)	$15,579	$—	$15,579
Unearned points and fees	(193)	—	(193)
Accrued finance charges	233	—	233
Deferred origination costs	131	—	131
Total	$15,750	$—	$15,750

December 31, 2017
Gross receivables (a)(b)	$14,664	$133	$14,797
Unearned points and fees	(168)	—	(168)
Accrued finance charges	210	1	211
Deferred origination costs	117	—	117
Total	$14,823	$134	$14,957

(a)	Gross receivables are defined as follows:

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

At September 30, 2018 and December 31, 2017, unused lines of credit extended to customers by the Company were immaterial.

CREDIT QUALITY INDICATOR

We consider the value and concentration of secured loans and the delinquency status of our finance receivables as our primary credit quality indicators. At September 30, 2018 and December 31, 2017, 46% and 43% of our personal loans were secured by titled collateral, respectively. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Other Receivables	Total

September 30, 2018
Performing
Current	$15,063	$—	$15,063
30-59 days past due	215	—	215
60-89 days past due	152	—	152
Total performing	15,430	—	15,430
Nonperforming
90-179 days past due	314	—	314
180 days or more past due	6	—	6
Total nonperforming	320	—	320
Total	$15,750	$—	$15,750

December 31, 2017
Performing
Current	$14,124	$104	$14,228
30-59 days past due	204	8	212
60-89 days past due	157	3	160
Total performing	14,485	115	14,600
Nonperforming
90-179 days past due	332	4	336
180 days or more past due	6	15	21
Total nonperforming	338	19	357
Total	$14,823	$134	$14,957

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

At September 30, 2018 and December 31, 2017, finance receivables held for sale totaled $207 million and $132 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 5 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)	September 30, 2018	December 31, 2017

OM Loans
Carrying amount, net of allowance	$107	$176
Outstanding balance (a)	156	243
Allowance for purchased credit impaired finance receivable losses	—	6

FA Loans (b)
Carrying amount, net of allowance	$51	$57
Outstanding balance (a)	87	94
Allowance for purchased credit impaired finance receivable losses	—	9

(a)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)	September 30, 2018	December 31, 2017

Carrying amount	$51	$44
Outstanding balance	87	72

The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017

OM Loans
Balance at beginning of period	$52	$49	$47	$59
Accretion	(7)	(7)	(21)	(27)
Reclassifications from (to) nonaccretable difference (a)	—	—	19	10
Balance at end of period	$45	$42	$45	$42

FA Loans
Balance at beginning of period	$51	$55	$53	$60
Accretion (b)	(1)	(1)	(3)	(4)
Reclassifications from (to) nonaccretable difference (a)	—	—	—	(2)
Balance at end of period	$50	$54	$50	$54

(a)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower)
estimated undiscounted cash flows.

(b)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were immaterial for the three and nine months ended September 30, 2018 and 2017.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

September 30, 2018
TDR gross finance receivables (b)	$407	$132	$539
TDR net finance receivables	410	133	543
Allowance for TDR finance receivable losses	160	—	160

December 31, 2017
TDR gross finance receivables (b)	$318	$139	$457
TDR net finance receivables	318	140	458
Allowance for TDR finance receivable losses	135	12	147

(a)	Other Receivables held for sale included in the table above were as follows:

(dollars in millions)	September 30, 2018	December 31, 2017

TDR gross finance receivables	$132	$90
TDR net finance receivables	133	91

(b)	As defined earlier in this Note.

As of September 30, 2018, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Three Months Ended September 30, 2018
TDR average net receivables	$396	$134	$530
TDR finance charges recognized	11	2	13

Three Months Ended September 30, 2017
TDR average net receivables	$268	$142	$410
TDR finance charges recognized	9	3	12

Nine Months Ended September 30, 2018
TDR average net receivables	$366	$136	$502
TDR finance charges recognized	34	6	40

Nine Months Ended September 30, 2017
TDR average net receivables	$206	$139	$345
TDR finance charges recognized	24	7	31

*    Other Receivables held for sale included in the table above were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017

TDR average net receivables	$102	$92	$93	$90
TDR finance charges recognized	1	2	4	5

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

Three Months Ended September 30, 2018
Pre-modification TDR net finance receivables	$91	$1	$92
Post-modification TDR net finance receivables:
Rate reduction	$73	$1	$74
Other (b)	18	—	18
Total post-modification TDR net finance receivables	$91	$1	$92
Number of TDR accounts	13,729	17	13,746

Three Months Ended September 30, 2017
Pre-modification TDR net finance receivables	$77	$1	$78
Post-modification TDR net finance receivables:
Rate reduction	$60	$2	$62
Other (b)	17	—	17
Total post-modification TDR net finance receivables	$77	$2	$79
Number of TDR accounts	11,272	63	11,335

Nine Months Ended September 30, 2018
Pre-modification TDR net finance receivables	$270	$2	$272
Post-modification TDR net finance receivables:
Rate reduction	$206	$3	$209
Other (b)	64	—	64
Total post-modification TDR net finance receivables	$270	$3	$273
Number of TDR accounts	41,237	61	41,298

Nine Months Ended September 30, 2017
Pre-modification TDR net finance receivables	$236	$14	$250
Post-modification TDR net finance receivables:
Rate reduction	$178	$15	$193
Other (b)	56	—	56
Total post-modification TDR net finance receivables	$234	$15	$249
Number of TDR accounts	32,293	477	32,770

(a)	Other Receivables held for sale included in the table above were immaterial.

(b)	“Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

Personal loans held for investment that were modified as TDR personal loans within the previous 12 months and for which there was a default during the period to cause the TDR personal loans to be considered nonperforming (90 days or more past due) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017

TDR net finance receivables *	$12	$21	$48	$63
Number of TDR accounts	1,880	3,759	7,221	10,357

*	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the three and nine months ended September 30, 2018 and 2017 that defaulted during the previous 12-month period were immaterial.

4. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

Three Months Ended September 30, 2018
Balance at beginning of period	$678	$24	$702
Provision for finance receivable losses	257	(1)	256
Charge-offs	(255)	(1)	(256)
Recoveries	26	1	27
Other*	—	(23)	(23)
Balance at end of period	$706	$—	$706

Three Months Ended September 30, 2017
Balance at beginning of period	$656	$20	$676
Provision for finance receivable losses	238	5	243
Charge-offs	(245)	(1)	(246)
Recoveries	24	1	25
Balance at end of period	$673	$25	$698

Nine Months Ended September 30, 2018
Balance at beginning of period	$673	$24	$697
Provision for finance receivable losses	772	(2)	770
Charge-offs	(821)	(2)	(823)
Recoveries	82	3	85
Other*	—	(23)	(23)
Balance at end of period	$706	$—	$706

Nine Months Ended September 30, 2017
Balance at beginning of period	$669	$20	$689
Provision for finance receivable losses	717	7	724
Charge-offs	(794)	(4)	(798)
Recoveries	81	2	83
Balance at end of period	$673	$25	$698

*
Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in Other Receivables from held for investment to finance receivables held for sale. See Note 3 included in this report for further information.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

September 30, 2018
Allowance for finance receivable losses:
Collectively evaluated for impairment	$546	$—	$546
TDR finance receivables	160	—	160
Total	$706	$—	$706

Finance receivables:
Collectively evaluated for impairment	$15,233	$—	$15,233
Purchased credit impaired finance receivables	107	—	107
TDR finance receivables	410	—	410
Total	$15,750	$—	$15,750

Allowance for finance receivable losses as a percentage of finance receivables	4.48%	—%	4.48%

December 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$532	$3	$535
Purchased credit impaired finance receivables	6	9	15
TDR finance receivables	135	12	147
Total	$673	$24	$697

Finance receivables:
Collectively evaluated for impairment	$14,323	$63	$14,386
Purchased credit impaired finance receivables	182	22	204
TDR finance receivables	318	49	367
Total	$14,823	$134	$14,957

Allowance for finance receivable losses as a percentage of finance receivables	4.53%	18.27%	4.66%

5. Finance Receivables Held for Sale

We reported finance receivables held for sale of $207 million at September 30, 2018 and $132 million at December 31, 2017, which are carried at the lower of cost or fair value and consist entirely of real estate loans. At September 30, 2018 and December 31, 2017, the fair value of our finance receivables held for sale exceeded the cost. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale.

On September 30, 2018, we transferred $88 million of real estate loans (net of allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future.

We did not have any other material transfers to or from finance receivables held for sale during the three and nine months ended September 30, 2018 and 2017.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$20	$—	$—	$20
Obligations of states, municipalities, and political subdivisions	97	—	(2)	95
Certificates of deposit and commercial paper	52	—	—	52
Non-U.S. government and government sponsored entities	144	—	(3)	141
Corporate debt	1,037	3	(26)	1,014
Mortgage-backed, asset-backed, and collateralized:
RMBS	125	—	(3)	122
CMBS	75	—	(2)	73
CDO/ABS	94	1	(1)	94
Total	$1,644	$4	$(37)	$1,611

December 31, 2017
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$28	$—	$—	$28
Obligations of states, municipalities, and political subdivisions	135	—	—	135
Certificates of deposit and commercial paper	60	—	—	60
Non-U.S. government and government sponsored entities	126	—	(1)	125
Corporate debt	941	12	(5)	948
Mortgage-backed, asset-backed, and collateralized:
RMBS	100	—	(1)	99
CMBS	88	—	(1)	87
CDO/ABS	96	—	—	96
Total	$1,574	$12	$(8)	$1,578

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2018
U.S. government and government sponsored entities	$9	$—	$11	$—	$20	$—
Obligations of states, municipalities, and political subdivisions	68	(1)	23	(1)	91	(2)
Non-U.S. government and government sponsored entities	70	(1)	61	(2)	131	(3)
Corporate debt	714	(19)	166	(7)	880	(26)
RMBS	72	(2)	46	(1)	118	(3)
CMBS	24	(1)	46	(1)	70	(2)
CDO/ABS	54	—	28	(1)	82	(1)
Total	$1,011	$(24)	$381	$(13)	$1,392	$(37)

December 31, 2017
U.S. government and government sponsored entities	$21	$—	$3	$—	$24	$—
Obligations of states, municipalities, and political subdivisions	65	—	20	—	85	—
Non-U.S. government and government sponsored entities	89	(1)	13	—	102	(1)
Corporate debt	387	(3)	93	(2)	480	(5)
RMBS	40	—	25	(1)	65	(1)
CMBS	40	—	38	(1)	78	(1)
CDO/ABS	48	—	26	—	74	—
Total	$690	$(4)	$218	$(4)	$908	$(8)

On a lot basis, we had 2,003 and 1,229 investment securities in an unrealized loss position at September 30, 2018 and December 31, 2017, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at September 30, 2018, we had no plans to sell any investment securities with unrealized losses, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During the three and nine months ended September 30, 2018 and 2017, other-than-temporary impairment credit losses we recognized in investment revenues were immaterial.

During the three and nine months ended September 30, 2018 and 2017, there were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Proceeds from sales and redemptions	$118	$157	$258	$437

Realized gains	$1	$4	$1	$13
Realized losses	(1)	—	(1)	(1)
Net realized gains (losses)	$—	$4	$—	$12

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2018 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$173	$174
Due after 1 year through 5 years	555	563
Due after 5 years through 10 years	384	396
Due after 10 years	210	217
Mortgage-backed, asset-backed, and collateralized securities	289	294
Total	$1,611	$1,644

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $507 million and $537 million at September 30, 2018 and December 31, 2017, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2018	December 31, 2017

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	46	68
Mortgage-backed, asset-backed, and collateralized:
RMBS	1	1
CDO/ABS	3	4
Total bonds	51	74
Preferred stock *	20	20
Common stock *	24	23
Other long-term investments	1	1
Total	$96	$118

*	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains and losses on other securities held at September 30, 2018 and 2017 were immaterial for the three and nine months then ended. Net realized gains and losses on other securities sold or redeemed during the 2018 and 2017 periods were also immaterial for the three and nine months then ended. We report these gains and losses in investment revenues.

7. Transactions with Affiliates

Upon closing of the Apollo-Värde Transaction, on June 25, 2018, Fortress and its affiliates are no longer considered related-parties or affiliates. See Note 1 for additional information regarding the Apollo-Värde Transaction.

SUBSERVICING AGREEMENT

Nationstar subservices the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The subservicing fees paid to Nationstar, prior to the closing of the Apollo-Värde Transaction, were immaterial.

SERVICING AGREEMENT

In 2016, we sold our equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Prior to the closing of the Apollo-Värde Transaction on June 25, 2018, servicing fees revenue totaled $16 million for the six months ended June 30, 2018. For the three and nine months ended September 30, 2017 these fees were $9 million and $29 million, respectively. At December 31, 2017, the servicing fees receivable from the SpringCastle Funding Trust were immaterial.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at September 30, 2018 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.16% - 6.94%	5.25% - 8.25%	4.09%

Fourth quarter 2018	$—	$—	$—	$—
2019	—	696	—	696
2020	—	1,299	—	1,299
2021	—	646	—	646
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024-2067	—	2,849	350	3,199
Securitizations (b)	8,092	—	—	8,092
Total principal maturities	$8,092	$7,665	$350	$16,107

Total carrying amount	$8,065	$7,494	$172	$15,731
Debt issuance costs (c)	$(26)	$(62)	$—	$(88)

(a)
The interest rates shown are the range of contractual rates in effect at September 30, 2018. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.09% as of September 30, 2018.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At September 30, 2018, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $25 million at September 30, 2018 and are reported in other assets.

SFC’S OFFERINGS OF 7.125% SENIOR NOTES DUE 2026

SFC issued a total of $1.6 billion aggregate principal amount of 7.125% Senior Notes due 2026 (the “7.125% SFC Notes”) under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee of the 7.125% SFC Notes on an unsecured basis. SFC issued $900 million of the 7.125% SFC Notes on May 11, 2018 and $700 million of the 7.125% SFC Notes on August 10, 2018.

SFC used a portion of the net proceeds to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021 and will use the remaining proceeds for other general corporate purposes, which may include other debt repurchases and repayments.

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

GUARANTY AGREEMENTS

OMH entered into the SFC Base Indenture and the following SFC supplemental indentures, pursuant to which OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis the payments of principal, premium (if any) and interest on the following notes:

Guarantee Agreement	Date Entered	SFC Supplemental Indentures	Interest rate	September 30, 2018 Outstanding balance (dollars in millions)

7.125% SFC Notes	5/11/2018	SFC Sixth Supplemental Indenture	7.125%	$1,600
6.875% SFC Notes	3/12/2018	SFC Fifth Supplemental Indenture	6.875%	1,250
5.625% SFC Notes	12/8/2017	SFC Fourth Supplemental Indenture	5.625%	875
6.125% SFC Notes	5/15/2017	SFC Third Supplemental Indenture	6.125%	1,000
8.25% SFC Notes	4/11/2016	SFC Second Supplemental Indenture	8.25%	1,000
5.25% SFC Notes	12/3/2014	SFC First Supplemental Indenture	5.25%	700

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

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of September 30, 2018, $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

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

On December 8, 2017, OMFH provided notice to note holders to redeem on January 8, 2018, all $700 million outstanding principal amount of OMFH Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized $1 million of net loss on repurchases and repayments of debt for the nine months ended September 30, 2018.

On March 19, 2018, OMFH provided notice to note holders to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018, at a redemption price in cash equal to 103.625%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on April 18, 2018. In connection with the redemption, we recognized $4 million of net loss on repurchases and repayments of debt for the nine months ended September 30, 2018.

On May 14, 2018, OMFH provided notice to note holders to redeem the remaining $400 million in aggregate principal amount of OMFH Notes due 2021 on June 13, 2018, at a redemption price in cash equal to 103.625%, plus accrued and unpaid interest to the redemption date. In connection with the redemption, we recognized $3 million of net loss on repurchases and repayments of debt for the nine months ended September 30, 2018.

On June 13, 2018, OMFH redeemed the remaining principal amount of the OMFH Notes due 2021 and received notice of satisfaction and discharge with respect to the OMFH Notes. As such, OMFH is no longer subject to the covenants or other terms of the OMFH Indenture.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts were as follows:

(dollars in millions)	September 30, 2018	December 31, 2017

Assets
Cash and cash equivalents	$4	$4
Finance receivables:
Personal loans	9,041	9,769
Allowance for finance receivable losses	451	465
Restricted cash and restricted cash equivalents	478	482
Other assets	25	20

Liabilities
Long-term debt	$8,065	$8,688
Other liabilities	15	15

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to five years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

Our securitized borrowings at September 30, 2018 consisted of the following:

(dollars in millions)	Issue Amount (a)	Current Note Amounts Outstanding (a)	Current Weighted Average Interest Rate	Original Revolving Period	Issue Date	Maturity Date

Consumer Securitizations:
SLFT 2015-A	$1,163	$625	3.73%	3 years	02/26/15	11/2024
SLFT 2015-B	314	314	3.78%	5 years	04/07/15	05/2028
SLFT 2016-A (b)	532	500	3.10%	2 years	12/14/16	11/2029
SLFT 2017-A (b)	652	619	2.98%	3 years	06/28/17	07/2030
OMFIT 2015-1	1,229	655	4.22%	3 years	02/05/15	03/2026
OMFIT 2015-2	1,250	359	4.30%	2 years	05/21/15	07/2025
OMFIT 2015-3	293	293	4.21%	5 years	09/29/15	11/2028
OMFIT 2016-1 (b)	500	459	4.01%	3 years	02/10/16	02/2029
OMFIT 2016-2 (b)	890	473	4.80%	2 years	03/23/16	03/2028
OMFIT 2016-3 (b)	350	317	4.33%	5 years	06/07/16	06/2031
OMFIT 2017-1 (b)	947	900	2.74%	2 years	09/06/17	09/2032
OMFIT 2018-1 (c)	632	600	3.60%	3 years	02/28/18	03/2029
OMFIT 2018-2 (d)	368	350	3.87%	5 years	03/19/18	03/2033
Total consumer securitizations		6,464

Auto Securitizations:
ODART 2017-1 (b)	300	153	2.94%	1 year	02/01/17	Various
ODART 2017-2 (b)	605	575	2.63%	1 year	12/11/17	Various
ODART 2018-1 (e)	947	900	3.56%	2 years	07/24/18	Various
Total auto securitizations		1,628

Total securitizations		$8,092

(a)
Issue Amount includes the retained interest amounts as applicable and, as noted below, the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.

(b)
For these borrowings, we describe our consumer and auto securitizations initial retained amounts in Note 13 of the Notes to Consolidated Financial Statements in Part II - Item 8 included in our 2017 Annual Report on Form 10-K.

(c)	OMFIT 2018-1 Securitization. We initially retained approximately $32 million of the asset-backed notes.

(d)	OMFIT 2018-2 Securitization. We initially retained approximately $18 million of the asset-backed notes.

(e)	ODART 2018-1 Securitization. We initially retained approximately $47 million of the asset-backed notes.

REVOLVING CONDUIT FACILITIES

As of September 30, 2018, our borrowings under conduit facilities consisted of the following:

(dollar in millions)	Advance Maximum Balance	Amount Drawn	Revolving Period End	Collateral Type	Due and Payable (a)

Seine River Funding, LLC	$500	$—	December 2019	Personal loans	December 2022
Rocky River Funding, LLC (b)	400	—	June 2020	Personal loans	July 2021
Thur River Funding, LLC	350	—	June 2020	Personal loans	February 2027
OneMain Financial Funding IX, LLC	600	—	June 2020	Personal loans	July 2021
Mystic River Funding, LLC	850	—	September 2020	Personal loans and auto loans	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	Auto loans	October 2021
OneMain Financial Funding VIII, LLC (c)	650	—	August 2021	Personal loans	September 2023
OneMain Financial Auto Funding I, LLC (d)	850	—	June 2021	Auto loans	July 2028
OneMain Financial Funding VII, LLC (e)	850	—	June 2021	Personal loans	July 2023
Thayer Brook Funding, LLC (f)	250	—	July 2021	Auto loans	August 2022
Hubbard River Funding, LLC (g)	250	—	September 2021	Personal loans	October 2023
Total	$5,800	$—

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

(c)
On February 2, 2018, we entered into a loan and security agreement with OneMain Financial Funding VIII, LLC concurrently with the voluntary termination of the note purchase agreement with the OneMain Financial B6 Warehouse Trust. On August 1, 2018, we amended this agreement to, among other things, (i) increase the advance maximum balance from $450 million to $650 million and (ii) extend the revolving period ending January 2021 to August 2021 thereby extending the final maturity to September 2023.

(d)
On June 26, 2018, we amended the loan and security agreement with OneMain Financial Auto Funding I, LLC to, among other things, (i) increase the advance maximum balance from $750 million to $850 million and (ii) extend the revolving period ending October 2020 to June 2021 thereby extending the final maturity to July 2028.

(e)
On May 31, 2018, we amended the loan and security agreement with OneMain Financial Funding VII, LLC to, among other things, (i) increase the advance maximum balance from $650 million to $850 million and (ii) extend the revolving period ending October 2019 to June 2021 thereby extending the final maturity to July 2023.

(f)	On June 28, 2018, we entered into a new loan and security agreement with Thayer Brook Funding, LLC.

(g)	On September 28, 2018, we entered into a new loan and security agreement with Hubbard River Funding, LLC.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs for the three and nine months ended September 30, 2018 totaled $86 million and $259 million, compared to $81 million and $239 million for the three and nine months ended September 30, 2017.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable) were as follows:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2018	2017

Balance at beginning of period	$154	$158
Less reinsurance recoverables	(23)	(26)
Net balance at beginning of period	131	132
Additions for losses and loss adjustment expenses incurred to:
Current year	152	149
Prior years *	(5)	—
Total	147	149
Reductions for losses and loss adjustment expenses paid related to:
Current year	(81)	(82)
Prior years	(63)	(69)
Total	(144)	(151)
Foreign currency translation adjustment	—	(1)
Net balance at end of period	134	129
Plus reinsurance recoverables	4	25
Transfer of reserves	(19)	—
Balance at end of period	$119	$154

*
Reflects (i) a redundancy in the prior years’ net reserves of $5 million at September 30, 2018 primarily due to favorable development of credit disability and unemployment claims during the year and (ii) a redundancy in the prior years’ net reserves of less than $1 million at September 30, 2017 primarily due to favorable development on ordinary life and credit disability during the year.

11. Earnings Per Share

The computation of earnings per share was as follows:

(dollars in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Numerator (basic and diluted):
Net income	$148	$69	$279	$144
Denominator:
Weighted average number of shares outstanding (basic)	135,756,479	135,253,493	135,677,811	135,240,664
Effect of dilutive securities *	350,566	457,719	313,905	358,705
Weighted average number of shares outstanding (diluted)	136,107,045	135,711,212	135,991,716	135,599,369
Earnings per share:
Basic	$1.09	$0.52	$2.05	$1.07
Diluted	$1.09	$0.51	$2.05	$1.07

*    We have excluded the following shares in the diluted earnings per share calculation for the three and nine months ended September 30, 2018 and 2017 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Performance-based shares	10,415	69,321	51,014	41,698
Service-based shares	162,223	577,557	214,386	709,503

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of potentially dilutive shares outstanding during the period using the treasury stock method. The potentially dilutive shares represent outstanding unvested RSUs and RSAs.

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2018
Balance at beginning of period	$(24)	$3	$—	$(21)
Other comprehensive income (loss) before reclassifications	(2)	—	1	(1)
Balance at end of period	$(26)	$3	$1	$(22)

Three Months Ended September 30, 2017
Balance at beginning of period	$6	$(4)	$1	$3
Other comprehensive income (loss) before reclassifications	2	—	2	4
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	(2)
Balance at end of period	$6	$(4)	$3	$5

Nine Months Ended September 30, 2018
Balance at beginning of period	$4	$4	$3	$11
Other comprehensive income (loss) before reclassifications	(33)	2	(5)	(36)
Reclassification adjustments from accumulated other comprehensive income (loss)	1	—	—	1
Impact of AOCI reclassification due to the Tax Act	2	(3)	3	2
Balance at end of period	$(26)	$3	$1	$(22)

Nine Months Ended September 30, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income (loss) before reclassifications	15	—	4	19
Reclassification adjustments from accumulated other comprehensive income (loss)	(8)	—	—	(8)
Balance at end of period	$6	$(4)	$3	$5

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Unrealized gains (losses) on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$—	$4	$(1)	$12
Income tax effect	—	(2)	—	(4)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	$—	$2	$(1)	$8

13. Income Taxes

We had a net deferred tax asset of $143 million at September 30, 2018 and December 31, 2017, respectively.

The effective tax rate for the nine months ended September 30, 2018 was 32.0%, compared to 40.8% for the same period in 2017. The effective tax rate for the nine months ended September 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation and state income taxes. The effective tax rate for the nine months ended September 30, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes and discrete expense from the 2016 tax year return-to-provision adjustment.

We are currently under examination of our U.S. federal tax return for the years 2014 to 2016 by the IRS. We are also under examination of various states for the years 2011 to 2017. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $16 million at September 30, 2018 and $15 million at December 31, 2017. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

SALES RECOURSE OBLIGATIONS

At September 30, 2018, our reserve for sales recourse obligations totaled $7 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. During the three and nine months ended September 30, 2018 and 2017, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations.

At September 30, 2018, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

15. Benefit Plans

During the three and nine months ended September 30, 2018 and 2017, the components of net periodic benefit cost with respect to our defined benefit pension plans were immaterial. We do not currently fund post retirement benefits.

16. Segment Information

Our segments coincide with how our businesses are managed. At September 30, 2018, our two segments were Consumer and Insurance and Acquisitions and Servicing. The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loans and our liquidating retail sales finance portfolios.

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

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2018
Interest income	$935	$—	$4	$(6)	$933
Interest expense	218	—	4	5	227
Provision for finance receivable losses	253	—	—	3	256
Net interest income after provision for finance receivable losses	464	—	—	(14)	450
Other revenues	140	8	1	(5)	144
Acquisition-related transaction and integration expenses	9	—	—	—	9
Other expenses	369	8	5	4	386
Income (loss) before income tax expense (benefit)	$226	$—	$(4)	$(23)	$199

Three Months Ended September 30, 2017
Interest income	$831	$—	$6	$(29)	$808
Interest expense	195	—	5	7	207
Provision for finance receivable losses	245	—	6	(8)	243
Net interest income (loss) after provision for finance receivable losses	391	—	(5)	(28)	358
Other revenues	145	10	(1)	(2)	152
Acquisition-related transaction and integration expenses	22	—	—	—	22
Other expenses	343	10	7	7	367
Income (loss) before income tax expense (benefit)	$171	$—	$(13)	$(37)	$121

At or for the Nine Months Ended September 30, 2018
Interest income	$2,718	$—	$14	$(32)	$2,700
Interest expense	624	—	13	10	647
Provision for finance receivable losses	772	—	(5)	3	770
Net interest income after provision for finance receivable losses	1,322	—	6	(45)	1,283
Other revenues	352	25	(2)	46	421
Acquisition-related transaction and integration expenses	41	—	—	6	47
Other expenses	1,078	25	127	17	1,247
Income (loss) before income tax expense (benefit)	$555	$—	$(123)	$(22)	$410

Assets	$18,152	$—	$238	$2,078	$20,468

At or for the Nine Months Ended September 30, 2017
Interest income	$2,430	$—	$18	$(109)	$2,339
Interest expense	570	—	16	26	612
Provision for finance receivable losses	718	—	7	(1)	724
Net interest income (loss) after provision for finance receivable losses	1,142	—	(5)	(134)	1,003
Other revenues	409	32	—	(27)	414
Acquisition-related transaction and integration expenses	56	—	6	(3)	59
Other expenses	1,038	31	23	22	1,114
Income (loss) before income tax expense (benefit)	$457	$1	$(34)	$(180)	$244

Assets	$16,916	$4	$304	$1,826	$19,050

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2018
Assets
Cash and cash equivalents	$1,210	$33	$—	$1,243	$1,243
Investment securities	37	1,665	5	1,707	1,707
Net finance receivables, less allowance for finance receivable losses	—	—	16,445	16,445	15,044
Finance receivables held for sale	—	—	242	242	207
Restricted cash and restricted cash equivalents	495	—	—	495	495
Other assets *	—	—	16	16	16

Liabilities
Long-term debt	$—	$16,125	$—	$16,125	$15,731

December 31, 2017
Assets
Cash and cash equivalents	$933	$54	$—	$987	$987
Investment securities	36	1,654	7	1,697	1,697
Net finance receivables, less allowance for finance receivable losses	—	—	15,656	15,656	14,260
Finance receivables held for sale	—	—	139	139	132
Restricted cash and restricted cash equivalents	498	—	—	498	498
Other assets *	—	—	12	12	12

Liabilities
Long-term debt	$—	$15,625	$—	$15,625	$15,050

*	Other assets at September 30, 2018 and December 31, 2017 include miscellaneous receivables related to our liquidating loan portfolios.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 *

September 30, 2018
Assets
Cash equivalents in mutual funds	$508	$—	$—	$508
Cash equivalents in securities	—	33	—	33
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	20	—	20
Obligations of states, municipalities, and political subdivisions	—	95	—	95
Certificates of deposit and commercial paper	—	52	—	52
Non-U.S. government and government sponsored entities	—	141	—	141
Corporate debt	—	1,012	2	1,014
RMBS	—	122	—	122
CMBS	—	73	—	73
CDO/ABS	—	93	1	94
Total available-for-sale securities	—	1,608	3	1,611
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	45	1	46
RMBS	—	1	—	1
CDO/ABS	—	3	—	3
Total bonds	—	50	1	51
Preferred stock	13	7	—	20
Common stock	24	—	—	24
Other long-term investments	—	—	1	1
Total other securities	37	57	2	96
Total investment securities	37	1,665	5	1,707
Restricted cash in mutual funds	480	—	—	480
Total	$1,025	$1,698	$5	$2,728

*
Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

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

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and nine months ended September 30, 2018 and 2017.

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

•
changes in federal, state or local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act (which, among other things, established the BCFP, which has broad authority to regulate and examine financial institutions, including us), that affect our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the enactment of the Tax Act;

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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 1,600 branch offices in 44 states as of September 30, 2018 is staffed with expert personnel and is complemented by our online consumer loan origination business and centralized operations, which allows us to reach customers located outside our branch footprint. Our digital platform provides current and prospective customers the option of obtaining a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers credit and non-credit insurance.

In addition, we service loans owned by us and service or subservice loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances or arrangements from time to time.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network and over the Internet through our centralized operations to customers who generally need timely access to cash. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by automobiles, or other personal property or are unsecured. At September 30, 2018, we had nearly 2.4 million personal loans, representing $15.8 billion of net finance receivables, compared to 2.4 million personal loans totaling $14.8 billion at December 31, 2017.

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

Our non-originating legacy products include:

•
Other Receivables — We ceased originating real estate loans in 2012 and purchasing retail sales contracts and revolving retail accounts in 2013. We continue to service or sub-service the liquidating real estate loans and retail sales contracts and will provide revolving retail sales financing services on our revolving retail accounts. Effective on September 30, 2018, our real estate loans previously classified as Other Receivables were transferred from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. See Notes 3, 4 and 5 of the Notes to Condensed Consolidated Financial Statements included in this report for more information about Other Receivables.

OUR SEGMENTS

At September 30, 2018, we had two operating segments:

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

AIG Share Sale Transaction

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

Appointment of New Member of the Board of Directors, President, and Chief Executive Officer at OMH

On July 13, 2018, we announced that our Company’s Board of Directors had appointed Douglas H. Shulman as the Company’s next President and Chief Executive Officer. Mr. Shulman succeeds Jay N. Levine who will remain Chairman of the Board. On September 8, 2018, Mr. Shulman began his first day of employment and was also appointed to the Company’s Board of Directors.

Cost Synergies

As of September 30, 2018, we had incurred approximately $286 million of total acquisition-related transaction and integration expenses ($47 million incurred during 2018) from the OneMain Acquisition.

As part of our continuing integration efforts in connection with the OneMain Acquisition, on May 29, 2018, the Company entered into a share purchase agreement with a third party to sell all of the issued and outstanding shares of our Yosemite insurance company subsidiary. The transaction closed in the third quarter of 2018. We recorded an impairment loss of $14 million in acquisition-related transaction and integration expenses in the second quarter of 2018. There was no loss on the sale of Yosemite recorded in the quarter ended September 30, 2018.

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

Assuming the U.S. economy continues to experience moderate growth, we expect to continue our long history of strong credit performance. We believe the strong credit quality of our loan portfolio will continue as the result of our disciplined underwriting practices and ongoing collection efforts. We have continued to see some migration of customer activity away from traditional channels, such as direct mail, to online channels (primarily serviced through our branch network), where we believe we are well suited to capture volume due to our scale, technology, and deployment of advanced analytics.

Results of Operations

CONSOLIDATED RESULTS

See the table below for our consolidated operating results and selected financial statistics. A further discussion of our operating results for each of our operating segments is provided under “Segment Results” below.

(dollars in millions, except per share amounts)	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income	$933	$808	$2,700	$2,339
Interest expense	227	207	647	612
Provision for finance receivable losses	256	243	770	724
Net interest income after provision for finance receivable losses	450	358	1,283	1,003
Other revenues	144	152	421	414
Acquisition-related transaction and integration expenses	9	22	47	59
Other expenses	386	367	1,247	1,114
Income before income taxes	199	121	410	244
Income taxes	51	52	131	100
Net income	$148	$69	$279	$144

Share Data:
Weighted average number of shares outstanding:
Basic	135,756,479	135,253,493	135,677,811	135,240,664
Diluted	136,107,045	135,711,212	135,991,716	135,599,369
Earnings per share:
Basic	$1.09	$0.52	$2.05	$1.07
Diluted	$1.09	$0.51	$2.05	$1.07

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$15,750	$14,496	$15,750	$14,496
Number of accounts	2,382,331	2,306,735	2,382,331	2,306,735
Finance receivables held for sale:
Net finance receivables	$207	$137	$207	$137
Number of accounts	4,424	2,533	4,424	2,533
Finance receivables held for investment:
Average net receivables	$15,695	$14,297	$15,307	$13,830
Yield	23.51%	22.35%	23.51%	22.52%
Gross charge-off ratio	6.46%	6.83%	7.19%	7.71%
Recovery ratio	(0.70)%	(0.67)%	(0.76)%	(0.80)%
Net charge-off ratio	5.76%	6.16%	6.43%	6.91%
30-89 Delinquency ratio	2.33%	2.43%	2.33%	2.43%
Origination volume	$2,899	$2,640	$8,655	$7,405
Number of accounts originated	345,680	369,720	1,063,971	1,011,612

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three and Nine Months Ended September 30, 2018 and 2017

Interest income increased $125 million and $361 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017 due to continued growth in our loan portfolio and higher yield primarily driven by lower amortization of purchase premium on our non-credit impaired finance receivables. The yield in the 2017 periods was negatively impacted by hurricanes Harvey and Irma. The yield in the 2018 periods is slightly reduced by the continued portfolio shift towards more secured loans, which have lower yields.

Interest expense increased $20 million and $35 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017 primarily due to the increase in average outstanding debt related to the issuance of the 6.875% and 7.125% SFC Notes, partially offset by the redemption of the OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $13 million and $46 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017 primarily driven by the growth in the loan portfolio. This increase was partially offset by the 2017 provision of $17 million due to estimated future net charge-offs attributable to the hurricanes Harvey, Irma and Maria. The level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Other revenues decreased $8 million for the three months ended September 30, 2018 when compared to the same period in 2017 primarily due to lower revenue received in 2018 on third party credit insurance policies which were canceled in 2017.
For the nine months ended September 30, 2018, other revenues increased $7 million when compared to the same period in 2017 primarily due to lower loss on repurchases and repayments of debt in the 2018 period offset by the lower revenue received in 2018 on canceled insurance policies noted above.
Acquisition-related transaction and integration costs decreased $13 million and $12 million for the three and nine months ended September 30, 2018, respectively, primarily due to branch and office consolidation expenses that were incurred in the 2017 periods.

Other expenses increased $19 million for the three months ended September 30, 2018 when compared to the same period in 2017 primarily reflecting our initiatives to reinvest in the business and growth in our operations.
For the nine months ended September 30, 2018, other expenses increased $133 million when compared to the same period in 2017 primarily due to the non-cash incentive compensation expense of $106 million relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock that were beneficially owned by Fortress.

Income taxes totaled $51 million for the three months ended September 30, 2018 compared to $52 million for the same period in 2017. The effective tax rate for the three months ended September 30, 2018 was 25.7% compared to 42.7% for the same period in 2017. For the nine months ended September 30, 2018 income taxes totaled $131 million compared to $100 million for the same period in 2017. The effective tax rate for the nine months ended September 30, 2018 was 32.0% compared to 40.8% for the same period in 2017.

The effective tax rate for the three months ended September 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes. The effective tax rate for the three months ended September 30, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes and discrete expense from the 2016 tax year return-to-provision adjustment.

The effective tax rate for the nine months ended September 30, 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete expense for non-deductible compensation expense and state income taxes. The effective tax rate for the nine months ended September 30, 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the effect of state income taxes and discrete expense from the 2016 tax year return-to-provision adjustment.

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

The reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment were as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$226	$171	$555	$457
Adjustments:
Acquisition-related transaction and integration expenses	9	22	41	56
Net loss on repurchases and repayments of debt	—	1	63	18
Adjusted pretax income (non-GAAP)	$235	$194	$659	$531

Acquisitions and Servicing
Income before income taxes - Segment Accounting Basis	$—	$—	$—	$1
Adjustments:	—	—	—	—
Adjusted pretax income (non-GAAP)	$—	$—	$—	$1

Other
Loss before income tax benefit - Segment Accounting Basis	$(4)	$(13)	$(123)	$(34)
Adjustments:
Non-cash incentive compensation expense	—	—	106	—
Acquisition-related transaction and integration expenses	—	—	—	6
Adjusted pretax loss (non-GAAP)	$(4)	$(13)	$(17)	$(28)

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

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income	$935	$831	$2,718	$2,430
Interest expense	218	195	624	570
Provision for finance receivable losses	253	245	772	718
Net interest income after provision for finance receivable losses	464	391	1,322	1,142
Other revenues	140	146	415	427
Other expenses	369	343	1,078	1,038
Adjusted pretax income (non-GAAP)	$235	$194	$659	$531

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$15,777	$14,334	$15,777	$14,334
Number of accounts	2,382,331	2,301,321	2,382,331	2,301,321
Finance receivables held for investment:
Average net receivables	$15,619	$14,119	$15,203	$13,617
Yield	23.74%	23.35%	23.91%	23.85%
Gross charge-off ratio	6.61%	7.20%	7.41%	8.20%
Recovery ratio	(0.79)%	(0.83)%	(0.87)%	(0.98)%
Net charge-off ratio	5.82%	6.37%	6.54%	7.22%
30-89 Delinquency ratio	2.34%	2.39%	2.34%	2.39%
Origination volume	$2,899	$2,639	$8,655	$7,405
Number of accounts originated	345,680	369,720	1,063,971	1,011,612

*	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three and Nine Months Ended September 30, 2018 and 2017

Interest income increased $104 million and $288 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017 due primarily to the continued growth in our loan portfolio. The yield in the 2017 periods was negatively impacted by hurricanes Harvey and Irma. The yield in the 2018 periods is slightly reduced by the continued portfolio shift towards more secured loans, which have lower yields.

Interest expense increased $23 million and $54 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017 primarily due to the increase in average outstanding debt related to the issuance of the 6.875% and 7.125% SFC Notes, partially offset by the redemption of the OMFH 6.75% and 7.25% Senior Notes due 2019 and 2021.

Provision for finance receivable losses increased $8 million and $54 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017 primarily driven by growth in the loan portfolio. This increase was partially offset by the 2017 provision of $12 million due to estimated future net charge-offs attributable to the hurricanes Harvey and Irma. The level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

Other revenues decreased $6 million and $12 million for the three and nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to lower revenue received in 2018 on third party credit insurance policies which were canceled in 2017.
Other expenses increased $26 million and $40 million for the three months and nine months ended September 30, 2018 when compared to the same periods in 2017 primarily reflecting our initiatives to reinvest in the business and growth in our operations.
ACQUISITIONS AND SERVICING

Adjusted pretax income for Acquisition and Servicing (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Other revenues	$8	$10	$25	$32
Other expenses	8	10	25	31
Adjusted pretax income (non-GAAP)	$—	$—	$—	$1

OTHER

“Other” consists of our non-originating legacy operations, which include other receivables consisting of (i) our liquidating real estate loan portfolio and (ii) our liquidating retail sales finance portfolio.

Adjusted pretax income (loss) of the Other components (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income	$4	$6	$14	$18
Interest expense	4	5	13	16
Provision for finance receivable losses *	—	6	(5)	7
Net interest income (loss) after provision for finance receivable losses	—	(5)	6	(5)
Other revenues	1	(1)	(2)	—
Other expenses	5	7	21	23
Adjusted pretax income (loss) (non-GAAP)	$(4)	$(13)	$(17)	$(28)

*
For the three and nine months ended September 30, 2017 our provision for finance receivable losses includes approximately $5 million estimated increase in future net charge-offs attributable to the impact of hurricanes Harvey and Maria.

Net finance receivables of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)	September 30,
	2018 *	2017
Net finance receivables held for investment:
Other receivables	$—	$148

Net finance receivables held for sale:
Other receivables	$215	$142

*
On September 30, 2018, we transferred our real estate loans previously classified as Other Receivables from held for investment to held for sale. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

Credit Quality

FINANCE RECEIVABLES COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

September 30, 2018
Personal loans	$15,777	$—	$(27)	$15,750

December 31, 2017
Personal loans	$14,820	$—	$3	$14,823
Other receivables	—	142	(8)	134
Total	$14,820	$142	$(5)	$14,957

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are typically non-revolving with a fixed-rate and a fixed, original term of three to six years and are secured by automobiles, or other personal property or are unsecured. We consider the value and concentration of secured loans and the delinquency status of our finance receivables as the primary indicators of credit quality. At September 30, 2018 and December 31, 2017, 46% and 43% of our personal loans were secured by titled collateral, respectively.

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

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

September 30, 2018
FICO scores
660 or higher	$4,021	$—	$4,021
620-659	4,128	—	4,128
619 or below	7,601	—	7,601
Total	$15,750	$—	$15,750

December 31, 2017
FICO scores
660 or higher	$3,950	$45	$3,995
620-659	3,919	22	3,941
619 or below	6,954	67	7,021
Total	$14,823	$134	$14,957

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

September 30, 2018
Current	$15,086	$—	$(23)	$15,063
30-59 days past due	216	—	(1)	215
Delinquent (60-89 days past due)	153	—	(1)	152
Performing	15,455	—	(25)	15,430

Nonperforming (90+ days past due)	322	—	(2)	320
Total net finance receivables	$15,777	$—	$(27)	$15,750

Delinquency ratio
30-89 days past due	2.34%	*	*	2.33%
30+ days past due	4.38%	*	*	4.36%
60+ days past due	3.01%	*	*	3.00%
90+ days past due	2.04%	*	*	2.04%

December 31, 2017
Current	$14,119	$109	$—	$14,228
30-59 days past due	205	9	(2)	212
Delinquent (60-89 days past due)	157	4	(1)	160
Performing	14,481	122	(3)	14,600

Nonperforming (90+ days past due)	339	20	(2)	357
Total net finance receivables	$14,820	$142	$(5)	$14,957

Delinquency ratio
30-89 days past due	2.44%	8.60%	*	2.49%
30+ days past due	4.73%	22.75%	*	4.88%
60+ days past due	3.35%	16.66%	*	3.46%
90+ days past due	2.29%	14.15%	*	2.39%

*	Not applicable.

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

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2018
Balance at beginning of period	$729	$30	$(57)	$702
Provision for finance receivable losses	253	—	3	256
Charge-offs	(260)	(1)	5	(256)
Recoveries	31	1	(5)	27
Other (a)	—	(30)	7	(23)
Balance at end of period	$753	$—	$(47)	$706

Three Months Ended September 30, 2017
Balance at beginning of period	$697	$27	$(48)	$676
Provision for finance receivable losses	245	6	(8)	243
Charge-offs	(257)	(1)	12	(246)
Recoveries	30	1	(6)	25
Balance at end of period	$715	$33	$(50)	$698

Nine Months Ended September 30, 2018
Balance at beginning of period	$724	$35	$(62)	$697
Provision for finance receivable losses	772	(5)	3	770
Charge-offs	(842)	(3)	22	(823)
Recoveries	99	3	(17)	85
Other (a)	—	(30)	7	(23)
Balance at end of period	$753	$—	$(47)	$706

Allowance ratio	4.77%	(b)	(b)	4.48%

Nine Months Ended September 30, 2017
Balance at beginning of period	$732	$31	$(74)	$689
Provision for finance receivable losses	718	7	(1)	724
Charge-offs	(836)	(7)	45	(798)
Recoveries	101	2	(20)	83
Balance at end of period	$715	$33	$(50)	$698

Allowance ratio	4.99%	23.21%	(b)	4.81%

(a) Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in Other Receivables from held for investment to finance receivables held for sale. See Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report for further information.

(b)	Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, the collateral mix, along with the volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

September 30, 2018
TDR net finance receivables	$524	$—	$(114)	$410
Allowance for TDR finance receivable losses	202	—	(42)	160

December 31, 2017
TDR net finance receivables	$481	$74	$(188)	$367
Allowance for TDR finance receivable losses	191	26	(70)	147

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

Redemption of OMFH 2019 Notes

On December 8, 2017, OMFH issued a notice of redemption to redeem all $700 million outstanding principal amount of OMFH’s 6.75% Senior Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized approximately $1 million of net loss on repurchases and repayments of debt for the nine months ended September 30, 2018.

Redemption of OMFH 2021 Notes

On March 19, 2018, OMFH provided notice of redemption to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 on April 18, 2018 at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on April 18, 2018. In connection with the redemption, we recognized approximately $4 million of net loss on repurchases and repayments of debt for the nine months ended September 30, 2018.

On May 14, 2018, OMFH provided notice of redemption to redeem the remaining $400 million in aggregate principal amount of the OMFH Notes due 2021 on June 13, 2018, at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on June 13, 2018. In connection with the redemption, we recognized approximately $3 million of net loss on repurchase and repayments of debt for the nine months ended September 30, 2018.

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

SFC’s Offerings of 7.125% Senior Notes Due 2026

SFC issued a total of $1.6 billion aggregate principal amount of 7.125% Senior Notes due 2026 under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee of the 7.125% SFC Notes on an unsecured basis. SFC issued $900 million of the 7.125% SFC Notes on May 11, 2018 and $700 million of the 7.125% SFC Notes on August 10, 2018.

SFC used a portion of the net proceeds to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021 and will use the remaining proceeds for other general corporate purposes, which may include other debt repurchases and repayments.

See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding these issuances.

Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2018, we (i) completed two consumer loan securitizations and one auto securitization and (ii) exercised our right to redeem one consumer loan securitization and one auto securitization. At September 30, 2018, we had approximately $9.1 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During the nine months ended September 30, 2018, we (i) terminated two revolving conduit agreements, (ii) entered into three new conduit facilities, (iii) extended the revolving period on four existing conduit facilities, and (iv) amended four existing conduit facilities to increase the maximum principal balance.

See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Subsequent to September 30, 2018, we completed the following transactions:

•	On October 10, 2018, we borrowed $50 million under the loan and security agreement with Thur River Funding, LLC.

•
On October 19, 2018, we amended the loan and security agreement with Seine River Funding, LLC to, among other things, (i) increase the advance maximum balance from $500 million to $650 million and (ii) extend the revolving period ending December 2019 to October 2021 thereby extending the final maturity to November 2024.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At September 30, 2018, we had $1.2 billion of cash and cash equivalents, which included $264 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2018, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

During the nine months ended September 30, 2018, we generated net income of $279 million. Our net cash outflow from operating and investing activities totaled $360 million for the nine months ended September 30, 2018. At September 30, 2018, our remaining scheduled principal and interest payments for 2018 on our existing debt (excluding securitizations) totaled $140 million. As of September 30, 2018, we had $6.6 billion UPB of unencumbered personal loans and $294 million UPB of unencumbered real estate loans. These real estate loans are included in held for sale.

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

We have not paid dividends since our initial public offering in 2013. However, we plan to evaluate the potential for capital distributions based on the achievement of our liquidity and target leverage objectives, among other factors. Any capital distribution, including any declaration and payment of future dividends to holders of our common stock, will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant. There can be no assurances that we will make any capital distributions and, even if we make capital distributions, there can be no assurances that we will continue to do so in the future.

LIQUIDITY

Operating Activities

Net cash provided by operations of $1.5 billion for the nine months ended September 30, 2018 reflected net income of $279 million, the impact of non-cash items, and a favorable change in working capital of $65 million. Net cash provided by operations of $1.2 billion for the nine months ended September 30, 2017 reflected net income of $144 million, the impact of non-cash items, and a favorable change in working capital of $108 million.

Investing Activities

Net cash used for investing activities of $1.8 billion for the nine months ended September 30, 2018 was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales and maturities of available-for-sale securities. Net cash used for investing activities of $1.5 billion for the nine months ended September 30, 2017 was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales and maturities of available-for-sale securities.

Financing Activities

Net cash provided by financing activities of $613 million for the nine months ended September 30, 2018 was primarily due to net issuances of long-term debt, including SFC’s offering of the 6.875% SFC Notes in March of 2018 and SFC’s offerings of the 7.125% SFC Notes in May and August of 2018. Net cash provided by financing activities of $562 million for the nine months ended September 30, 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” During the nine months ended September 30, 2018, Yosemite paid extraordinary dividends to SFC totaling $42 million and Triton paid extraordinary dividends to OMFH totaling $45 million. Merit and AHL did not pay any dividends during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, Merit, Yosemite and Triton did not pay any dividends and AHL paid extraordinary dividends to OMFH totaling $111 million.

As of September 30, 2018, the Company sold all of the issued and outstanding shares of Yosemite to a third party. See “Recent Developments and Outlook” for further information.

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

As of September 30, 2018, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the UPB of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.09% as of September 30, 2018.

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

Based upon SFC’s financial results for the three months ended September 30, 2018, a mandatory trigger event did not occur with respect to the interest payment due in October of 2018, as SFC was in compliance with both required ratios discussed above.

OMFH Debt Agreements

On June 13, 2018, OMFH redeemed the remaining principal amount of the OMFH Notes due 2021 and received notice of satisfaction and discharge with respect to the OMFH Notes. As such, OMFH is no longer subject to the covenants or other terms of the OMFH Indenture.

Structured Financings

We execute private securitizations under Rule 144A of the Securities Act of 1933. See Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report for further information on our structured financings.

In addition to the structured financings, we had access to 11 conduit facilities with a total borrowing capacity of $5.8 billion as of September 30, 2018, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements included in this report. At September 30, 2018, no amounts were drawn under these facilities.

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to September 30, 2018.

Our overall funding costs are positively impacted by our increased usage of securitizations, as we typically execute these transactions at interest rates below those of our unsecured debt.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2018 or December 31, 2017, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of September 30, 2018, we had no repurchase activity related to these sales.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2018.

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

As of September 30, 2018, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our 2017 Annual Report on Form 10-K, except for changes previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 3, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 5, 2018, Dinesh Goyal will be joining the Company as Executive Vice President and Chief Credit Officer.  On that date, David Hogan, Executive Vice President, Credit and Analytics, will transition from his current role and assume a new role in the Company's strategy group.

Item 6. Exhibits.

Exhibit Number	Description

10.1*
Employment Agreement, dated as of July 10, 2018, among OneMain Holdings, Inc., OneMain General Services Corporation and Douglas H. Shulman. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2018.

10.2*
Letter Agreement, effective as of September 8, 2018, by and between OneMain Holdings, Inc. and Jay N. Levine. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 12, 2018.

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
   (iv) Condensed Consolidated Statements of Shareholders’ Equity,
   (v) Condensed Consolidated Statements of Cash Flows, and
   (vi) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	November 5, 2018	By:	/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)