Form 10-K
period 2018-12-31
OneMain Holdings, Inc.
filed 2019-02-15
CIK 1584207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2018 was $2,534,246,125.

At January 31, 2019, there were 135,989,760 shares of the registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2013 Omnibus Incentive Plan	incentive plan under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants
2017 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	Springleaf Financial Services 401(k) Plan
5.25% SFC Notes	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014 and guaranteed by OMH
5.625% SFC Notes	$875 million of 5.625% Senior Notes due 2023 issued by SFC on December 8, 2017 and guaranteed by OMH
6.125% SFC Notes	$500 million of 6.125% Senior Notes due 2022 issued by SFC on May 15, 2017 and $500 million of 6.125% Senior Notes due 2022 issued by SFC on May 30, 2017 and, in each case, guaranteed by OMH
6.875% SFC Notes	$1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 issued by SFC on March 12, 2018 and guaranteed by OMH
7.125% SFC Notes	$900 million of 7.125% Senior Notes due 2026 issued by SFC on May 11, 2018 and $700 million of 7.125% Senior Notes due 2026 issued by SFC on August 10, 2018 and, in each case, guaranteed by OMH
8.25% SFC Notes	$1.0 billion of 8.25% Senior Notes due 2020 issued by SFC on April 11, 2016 and guaranteed by OMH
ABO	accumulated benefit obligation
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segments
AHL	American Health and Life Insurance Company, an insurance subsidiary of OMFH
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AIG Share Sale Transaction	sale by SFH of 4,179,678 shares of OMH common stock pursuant to an Underwriting Agreement entered into February 21, 2018 among OMH, SFH and Morgan Stanley & Co. LLC
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction
the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
August 2016 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of second lien real estate loans for aggregate cash proceeds of $246 million on August 3, 2016
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Blackstone	collectively, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership—NQ—ESC L.P.
BPS	basis points
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
Citigroup	CitiFinancial Credit Company
CMBS	commercial mortgage-backed securities
Contribution	On June 22, 2018, SFC entered into a Contribution Agreement with SFI, a wholly-owned subsidiary of OMH. Pursuant to the Contribution Agreement, Independence was contributed by SFI to SFC.
December 2016 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of first and second lien real estate loans for aggregate cash proceeds of $58 million on December 19, 2016

Term or Abbreviation	Definition

December 2018 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of real estate, classified in finance receivables held for sale, for aggregate cash proceeds of $100 million on December 21, 2018.
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
ERISA	Employee Retirement Income Security Act of 1974
Exchange Act	Securities Exchange Act of 1934, as amended
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
FA Loans	purchased credit impaired finance receivables related to the Fortress Acquisition
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FICO score	a credit score created by Fair Isaac Corporation
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

GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
HAMP	Home Affordable Modification Program
Indenture	the SFC Base Indenture, together with all subsequent Supplemental Indentures
Independence	Independence Holdings, LLC
Indiana DOI	Indiana Department of Insurance
Investment Company Act	Investment Company Act of 1940
IRS	Internal Revenue Service
Junior Subordinated Debenture
$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

KBRA	Kroll Bond Rating Agency, Inc.
Lendmark Sale	the sale of 127 Springleaf branches to Lendmark Financial Service, LLC, effective April 30, 2016
LIBOR	London Interbank Offered Rate
Loss ratio
annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales or real estate owned, and operating expenses related to real estate owned as a percentage of average real estate loans

Merit	Merit Life Insurance Co., an insurance subsidiary of SFC
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
Moody’s	Moody’s Investors Service, Inc.
Nationstar	Nationstar Mortgage LLC, dba “Mr. Cooper”
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NRZ	New Residential Investment Corp.
ODART	OneMain Direct Auto Receivables Trust
OM Loans	purchased credit impaired personal loans acquired in the OneMain Acquisition
OMFG	OneMain Financial Group, LLC
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021

Term or Abbreviation	Definition

OMFH Supplemental Indenture	Second Supplemental Indenture dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OMFH, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
Other securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes
collectively, SFC’s 8.25% Senior Notes due 2023, 7.75% Senior Notes due 2021, and 6.00% Senior Notes due 2020, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH

PBO	projected benefit obligation
PRSUs	performance-based RSUs
PVFP	present value of future profits
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance portfolio	collectively, retail sales finance contracts and revolving retail accounts
Retirement Plan	Springleaf Financial Services Retirement Plan
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SCP Loans	purchased credit impaired loans acquired through the SpringCastle Joint Venture
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our segments, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SERP	Supplemental Executive Retirement Plan
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture dated as of December 3, 2014
SFC First Supplemental Indenture	First Supplemental Indenture dated as of December 3, 2014, to the SFC Base Indenture
SFC Fifth Supplemental Indenture	Fifth Supplemental Indenture dated as of March 12, 2018, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture dated as of December 8, 2017, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any) and interest on the Other SFC Notes
SFC Second Supplemental Indenture	Second Supplemental Indenture dated as of April 11, 2016, to the SFC Base Indenture
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
Springleaf Financial Holdings, LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress that sold 54,937,500 shares of OMH’s common stock to the Apollo-Värde Group in the Apollo-Värde Transaction

SFI	Springleaf Finance, Inc.
Share Purchase Agreement
a share purchase agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and the Company to acquire from SFH 54,937,500 shares of our common stock that was issued and outstanding as of such date, representing the entire holdings of our stock beneficially owned by Fortress

Term or Abbreviation	Definition

SLFT	Springleaf Funding Trust
SpringCastle Interests Sale	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
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

Texas DOI	Texas Department of Insurance
TILA	Truth In Lending Act
Triton	Triton Insurance Company, an insurance subsidiary of OMFH
Trust preferred securities
capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies

Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
UPB	unpaid principal balance for interest bearing accounts and the gross remaining contractual payments less the unaccreted balance of unearned finance charges for precompute accounts
Värde	Värde Partners, Inc.
VOBA	value of business acquired
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company, a former insurance subsidiary of SFC. In the third quarter of 2018, the Company sold all of the issued and outstanding shares in Yosemite to a third party.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements are subject to risks, uncertainties, assumptions and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements that speak only as of the date they were made. We do not undertake any obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will,” are intended to identify forward-looking statements. Important factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•	adverse changes in general economic conditions, including the interest rate environment and the financial markets;

•
risks related to the acquisition or sale of assets or businesses or the formation, termination or operation of joint ventures or other strategic alliances, including increased loan delinquencies or net charge-offs, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers;

•
our estimates of the allowance for finance receivable losses may not be adequate to absorb actual losses, causing our provision for finance receivable losses to increase, which would adversely affect our results of operations;

•	increased levels of unemployment and personal bankruptcies;

•	our strategy of increasing the proportion of secured loans may lead to declines in or slower growth in our personal loan receivables and portfolio yield;

•	adverse changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•	our decentralized branch loan approval process could expose us to greater than historical delinquencies and charge-offs;

•	natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or branches or other operating facilities;

•	war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, or other events disrupting business or commerce;

•
a failure in or breach of our operational or security systems or infrastructure or those of third parties, including as a result of cyber-attacks; or other cyber-related incidents involving the loss, theft or unauthorized disclosure of personally identifiable information, or “PII,” of our present or former customers;

•	our credit risk scoring models may be inadequate to properly assess the risk of customer unwillingness or lack of capacity to repay;

•	adverse changes in our ability to attract and retain employees or key executives to support our businesses;

•
increased competition, lack of customer responsiveness to our distribution channels, an inability to make technological improvements, and the ability of our competitors to offer a more attractive range of personal loan products than we offer;

•
changes in federal, state or local laws, regulations, or regulatory policies and practices that adversely affect our ability to conduct business or the manner in which we are permitted to conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the Tax Act;

•	risks associated with our insurance operations, including insurance claims that exceed our expectations or insurance losses that exceed our reserves;

•	we may be unable to successfully implement our growth strategy for our consumer lending business or successfully acquire portfolios of personal loans;

•	declines in collateral values or increases in actual or projected delinquencies or net charge-offs;

•
potential liability relating to finance receivables which we have sold or securitized or may sell or securitize in the future if it is determined that there was a non-curable breach of a representation or warranty made in connection with such transactions;

•	the costs and effects of any actual or alleged violations of any federal, state or local laws, rules or regulations, including any litigation associated therewith;

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

•
the ownership of our common stock continues to be highly concentrated, which may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest;

•	the effects of any downgrade of our debt ratings by credit rating agencies, which could have a negative impact on our cost of and/or access to capital;

•
our substantial indebtedness, which could prevent us from meeting our obligations under our debt instruments and limit our ability to react to changes in the economy or our industry or our ability to incur additional borrowings;

•	our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•	changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•	management estimates and assumptions, including estimates and assumptions about future events, may prove to be incorrect;

•	any failure to achieve the SpringCastle Portfolio performance requirements, which could, among other things, cause us to lose our loan servicing rights over the SpringCastle Portfolio; and

•	various risks relating to continued compliance with the Settlement Agreement with the U.S. Department of Justice.

We also direct readers to the other risks and uncertainties discussed in “Risk Factors” in Part I - Item 1A of this report and in other documents we file with the SEC.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this report that could cause actual results to differ before making an investment decision to purchase our common stock and should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

PART I

Item 1. Business.

BUSINESS OVERVIEW

OneMain Holdings, Inc. is referred to in this report as “OMH” or, collectively with its subsidiaries, whether directly or indirectly owned, “the Company,” “we,” “us,” or “our.”

As one of the nation’s largest consumer finance companies, we:

•	provide responsible personal loan products;

•	offer optional credit and non-credit insurance products;

•	service loans owned by us and service loans owned by third-parties;

•	pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and

•	may establish joint ventures or enter into other strategic alliances.

We provide origination, underwriting and servicing of personal loans, primarily to non-prime customers. We believe we are well positioned for future growth, with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2018, we had $16.2 billion of personal loans due from approximately 2.4 million customer accounts across 44 states.

Our network of over 1,600 branches and expert personnel is complemented by our online personal loan origination capabilities and centralized operations, which allows us to reach customers located outside our branch network. Our digital platform provides our current and prospective customers the option of obtaining a personal loan via our website, www.omf.com.

We also pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios and other financial assets, as well as fee-based opportunities in servicing loans for others in connection with potential strategic portfolio acquisitions through our centralized operations. See “Centralized Operations” below for further information on our centralized servicing centers. We service loans acquired through a joint venture in which we previously owned a 47% equity interest in the SpringCastle Portfolio. On March 31, 2016, the SpringCastle Portfolio was sold in connection with the SpringCastle Interests Sale.

Prior to June 25, 2018, Springleaf Financial Holdings, LLC (“SFH”), owned approximately 44% of OMH’s common stock. SFH was owned primarily by a private equity fund managed by an affiliate of Fortress.

On June 25, 2018, an investor group led by funds managed by affiliates of Apollo and Värde (the “Apollo-Värde Group”) completed its purchase from SFH of 54,937,500 shares of our common stock at a purchase price per share of $26.00 for an aggregate purchase price of approximately $1.4 billion in cash (the “Apollo-Värde Transaction”). Upon closing of the Apollo-Värde Transaction, we entered into an Amended and Restated Stockholders’ Agreement, the terms of which are described in our Current Report on Form 8-K filed with the SEC on June 25, 2018. As provided for in the Amended and Restated Stockholders’ Agreement, the Apollo-Värde Group has designated six of our nine directors.

At December 31, 2018, the Apollo-Värde Group owned approximately 40.5% of OMH’s common stock and is OMH’s largest stockholder.

On June 22, 2018, Springleaf Finance, Inc. (“SFI”), a separate wholly owned direct subsidiary of OMH, entered into a contribution agreement with Springleaf Finance Corporation (“SFC”), a wholly owned direct subsidiary of SFI and a wholly owned indirect subsidiary of OMH, pursuant to which all of the common interests of Independence Holdings, LLC (“Independence”) were contributed to SFC (the “Contribution”). As a result of the Contribution and effective as of June 22, 2018, (i) Independence became a wholly owned direct subsidiary of SFC and (ii) Independence’s direct and indirect subsidiaries, including OMFH, became indirect subsidiaries of SFC. Independence, through its principal subsidiary OMFH, engages in the consumer finance and insurance businesses.

The following chart summarizes our organization structure. The chart is provided for illustrative purposes only and does not represent all of OMH’s subsidiaries or obligations.

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving consumers who have limited access to credit from banks, credit card companies and other traditional lenders. Using November 2018 data from Experian, we estimated that there are approximately 100 million U.S. borrowers in our target market, who collectively have approximately $1.2 trillion of outstanding borrowings in the form of personal installment loans, vehicle loans and leases, and credit cards. We believe this large market provides for an attractive market opportunity.

We are one of the few national participants in the consumer installment lending industry. Our national branch network, combined with the capabilities resident in our centralized operations, provide a platform to efficiently and responsibly serve this market of consumers. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry. See also “Competition” included in this report.

SEGMENTS

Our segments coincide with how our businesses are managed. At December 31, 2018, our two segments include:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include our liquidating real estate loans and our liquidating retail sales finance portfolios. See Note 22 of the Notes to the Consolidated Financial Statements included in this report for more information.

On September 30, 2018, our real estate loans previously classified as Other Receivables were transferred from held for investment to held for sale. Subsequent to the transfer, we sold a portfolio of real estate loans with a carrying value of $82 million (the “December 2018 Real Estate Loan Sale”). See Notes 2, 5, 6 and 7 of the Notes to the Consolidated Financial Statements included in this report for more information.

Consumer and Insurance

We originate and service secured and unsecured personal loans and offer optional credit and non-credit insurance and related products through our combined branch network, our digital platform, and our centralized operations. Personal loan origination and servicing, along with our insurance products, forms the core of our operations. Our branch operations included over 1,600 branch offices in 44 states as of December 31, 2018. In addition, our centralized support operations provide underwriting and servicing support to branch operations.

Our insurance business is conducted through our insurance subsidiaries, AHL, Merit, and Triton, which are wholly owned subsidiaries. As of September 30, 2018, the Company sold all of the issued and outstanding shares of its former insurance subsidiary, Yosemite, to a third party. Merit and AHL are life and health insurance companies licensed to write credit life, credit disability, and non-credit insurance products. Merit is licensed in 46 states, the District of Columbia, and the U.S. Virgin Islands, and AHL is licensed in 49 states, the District of Columbia, and Canada. Triton is a property and casualty insurance company licensed to write credit involuntary unemployment and collateral protection insurance. Triton is licensed in 50 states, the District of Columbia, and Canada. See Note 14 of the Notes to the Consolidated Financial Statements included in this report for further information.

Products and Services. Our personal loan portfolio is comprised of assets that have performed through various market conditions. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. Our secured personal loans include direct auto loans which are typically larger in size based on the collateral of newer cars with higher values. Our loans have no pre-payment penalties.

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

We offer optional non-credit insurance policies, which are primarily traditional level-term life policies with very limited underwriting.

We offer optional membership plans for home and auto from an unaffiliated company. We have no risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this product in other revenues — other. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer.

We also offer a Guaranteed Asset Protection (“GAP”) waiver product. GAP waiver is a non-insurance product for coverage in an event of a total loss to the auto, all or part of the difference between what the customer owes on their auto loan and the payment amount made by the customer’s primary auto insurance.

Should a customer fail to maintain required insurance on property pledged as collateral for the finance receivable, we obtain collateral protection insurance, at the customer’s expense, that protects the value of that collateral.

Customer Development. We staff each of our branch offices with local, well-trained personnel who have significant experience in the industry. Our business model revolves around an origination, underwriting, and servicing process that leverages our local community presence. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also leads to additional lending opportunities.

We solicit prospective customers, as well as current and former customers, through a variety of direct mail offers, targeted online advertising, and local marketing. We use proprietary modeling, along with data purchased from credit bureaus, alternative data providers, and our existing data/experience to acquire and develop new and profitable customer relationships.

Our digital platform allows current and prospective customers the ability to apply for a personal loan online, at omf.com. Many of our new customer applications are sourced online, delivered via targeted marketing, search engine tools, banner advertisements, e-mail, and internet loan aggregators. Most online applications are closed in a branch; however, we do close a small portion of our loans remotely outside the branch.

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which considers each prospective customer’s household budget, and his or her willingness and capacity to repay the loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s expected willingness and capacity to repay. We develop these models using numerous factors, including past customer credit repayment experience and application data, and periodically revalidate these models based on recent portfolio performance. Our underwriting process in the branches and for loan applications received through our website that are not automatically declined includes the development of a budget (net of taxes and monthly expenses) for the applicant. We obtain a security interest in titled property for our secured personal loans.

Our customers are primarily considered non-prime and often require significantly higher levels of servicing than prime customers. As a result, we tend to charge these customers higher interest rates to compensate us for the related credit risks and servicing costs.

Account Servicing. Account servicing and collections for personal loans are handled at the branch office where the personal loans were originated, or in our centralized service centers. All servicing and collection activity is conducted and documented on proprietary systems which log and maintain, within our centralized information systems, a permanent record of all transactions and notations made with respect to the servicing and/or collection of a personal loan and may be also be used to assess a personal loan application. The proprietary systems permit all levels of branch office management to review on a daily basis the individual and collective performance of all branch offices for which they are responsible.

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

CENTRALIZED OPERATIONS

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•	mail and telephone solicitations;

•	payment processing;

•	originating “out of network” loans;

•	servicing of delinquent real estate loans and certain personal loans;

•	bankruptcy process for loans in Chapter 7, 11, 12 and 13 proceedings;

•	litigation requests for wage garnishments and other actions against borrowers;

•	collateral protection insurance tracking;

•	repossessing and re-marketing of titled collateral;

•	sales and retention of customers; and

•	charge-off recovery operations.

We currently have servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; London, Kentucky; Evansville, Indiana; Fort Mill, South Carolina; and Fort Worth, Texas. We believe these facilities position us for additional portfolio purchases or fee-based servicing, as well as additional flexibility in the servicing of our lending products.

OPERATIONAL CONTROLS

We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operations. We evaluate internal systems, processes and controls to mitigate operational risk and control and monitor our businesses through a variety of methods including the following:

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

•
Our privacy and information security incident response plan establishes a privacy and information security response team that responds to information security incidents by identifying, evaluating, responding to, investigating, and resolving information security incidents impacting our information systems.

•	Our executive information system is available to headquarters and field operations management to review the status of activity through the close of business of the prior day.

•
Our branch operations management structure, Regional Quality Coordinators and Compliance Field Examination team are designed to control a large, decentralized organization with succeeding levels of supervision staffed with more experienced personnel.

•	Our branch operations compensation plan aligns with corporate strategies and is based on profitability, credit quality, and compliance.

•
Our compliance department assesses our compliance with federal and state laws and regulations, as well as our compliance with our internal policies and procedures; oversees training to ensure team members have a sufficient level of understanding of the laws and regulations that impact their job responsibilities; and manages our regulatory examination process.

•	Our Executive Office of Customer Care maintains our consumer complaint resolution and reporting process.

•	Our internal audit department audits our business for adherence to operational policy and procedure and compliance with federal and state laws and regulations.

PRIVACY, DATA PROTECTION, INFORMATION AND CYBER SECURITY

Regulatory and legislative activity in the areas of privacy, data protection and information and cyber security continues to increase worldwide. We have established and continue to maintain policies that provide a framework for compliance with applicable privacy, data protection and information and cyber security laws and meet evolving customer privacy expectations.

Our regulators, including the CFPB, are increasingly focused on ensuring that our privacy, data protection and information and cyber security-related policies and practices are adequate to inform customers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to appropriately safeguard their personal information and account access.

Our consumer loan business is subject to the privacy, disclosure and safeguarding provisions of the Gramm-Leach-Bliley Act (GLBA) and the CFPB’s Regulation P, which implements the statute. Among other things, the GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities and the sensitivity of customer information that we process. Various states also have adopted laws, rules and regulations pertaining to privacy and/or information and cyber security that may be more stringent and/or expansive than federal requirements. Certain of these requirements may apply to the personal information of our employees and contractors as well as to our customers. Various U.S. federal regulators and U.S. states and territories have also enacted data security breach notification requirements that are applicable to us.

REGULATION

Federal Laws

Various federal laws and regulations govern loan origination, servicing and collections, including:

•	the Dodd-Frank Act (which, among other things, created the CFPB);

•	the Equal Credit Opportunity Act (which, among other things, prohibits discrimination against creditworthy applicants) and the CFPB’s Regulation B, which implements this statute;

•	the Fair Credit Reporting Act (which, among other things, governs the use of credit bureau reports and reporting information to credit bureaus);

•	the Truth in Lending Act (which, among other things, governs disclosure of applicable charges and other terms of consumer credit) and the CFPB’s Regulation Z, which implements this statute;

•	the Fair Debt Collection Practices Act (which, among other things, governs practices in collecting certain debts);

•	the Gramm-Leach-Bliley Act (which, among other things, governs the handling of personal financial information) and the CFPB’s Regulation P, which implements this statute;

•
the Military Lending Act (which, among other things, governs certain consumer lending to active-duty military servicemembers and their spouses and covered dependents and limits, the interest rate and certain fees, charges and premium they may be charged on certain loans);

•
the Servicemembers Civil Relief Act, which, among other things, can impose limitations on the interest rate and the servicer’s ability to collect on a loan originated with an obligor who is on active duty status and up to nine months thereafter;

•	the Real Estate Settlement Procedures Act and the CFPB’s Regulation X (both of which regulate the making and servicing of closed end residential mortgage loans);

•
the Federal Trade Commission’s Consumer Claims and Defenses Rule, also known as the “Holder in Due Course” Rule (which, among other things, allows a consumer to assert, against the assignees of certain credit contracts, certain claims that the consumer may have against the originator of the credit contracts); and

•	the Federal Trade Commission Act (which, among other things, prohibits unfair and deceptive acts and practices).

The Dodd-Frank Act and the regulations promulgated thereunder have affected and are likely in the future to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that became effective January 10, 2014 and are applicable to the remaining real estate loan portfolio serviced by or for Springleaf. Amendments to some sections of these mortgage servicing regulations became effective on October 19, 2017 and some became effective on April 19, 2018. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the new protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third party debt collectors and will continue to be responsible for oversight of their procedures and controls.

The CFPB has supervisory, examination and enforcement authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as any nonbank that it has reasonable cause to determine has engaged or is engaging in conduct that poses risks to consumers with regard to consumer financial products or services. In addition to the authority to bring nonbanks under the CFPB’s supervisory authority based on risk determinations, the CFPB also has authority under the Dodd-Frank Act to supervise nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including mortgage originators, brokers and servicers) and payday lenders. Currently, the CFPB has supervisory authority over the Company with respect to mortgage servicing and mortgage origination, which allows the CFPB to conduct an examination of our mortgage servicing practices and our prior mortgage origination practices.

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market and the consumer installment lending market. On June 30, 2015, the CFPB published its final rule for designating “larger participants” in the auto financing market. With the adoption of this regulation, we are considered a larger participant in the auto financing market and are subject to supervision and examination by the CFPB for our direct auto loan business, including loans that are secured by autos and refinances of loans secured by autos that were for the purchase of autos. In its Spring 2018 rulemaking agenda, the CFPB stated that it had decided to classify as “inactive” certain rulemakings previously identified in the expectation that the final decisions on proceeding will be made by the next permanent director. The larger-participant rule for consumer installment loans was one of the rulemaking initiatives designated as inactive. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger participant rule for consumer installment loans.

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

The investigation and enforcement provisions of Title X of the Dodd Frank Act may adversely affect our business if the CFPB or one or more state attorneys general or state regulators believe that we have violated any federal consumer financial protection laws, including the prohibition in Title X against unfair, deceptive or abusive acts or practices. The CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. The CFPB has the authority to impose monetary penalties for violations of federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties for minor, reckless and knowing violations of federal consumer financial laws (including the CFPB’s own rules). Also, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions against state-chartered companies, among others, for enforcement of the provisions of Title X of the Dodd-Frank Act, including CFPB regulations issued under Title X, and to secure remedies provided under Title X or other law.

The Dodd-Frank Act also requires that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are created, transferred, sold, or conveyed through issuance of asset-backed securities with an exception for securitizations that are wholly composed of “qualified residential mortgages.” The risk retention requirement has reduced the amount of financing typically obtained from our securitization transactions and has imposed compliance costs on our securitizations and costs with respect to certain of our financing transactions, as we describe in Note 13 of the Notes to the Consolidated Financial Statements included in this report. In addition, the SEC adopted significant revisions to Regulation AB, imposing new requirements for asset-level disclosures for asset-backed securities backed by real estate related assets, auto related assets, or backed by debt securities. This could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

State Laws

Various state laws and regulations also govern personal loans and real estate secured loans. Many states have laws and regulations that are similar to the federal laws referred to above, but the degree and nature of such laws and regulations vary from state to state. While federal laws preempt similar state laws in some instances, many times compliance with state laws and regulations is still required.

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

•	require the filing of reports with regulators and compliance with state regulatory capital requirements;

•	impose maximum term, amount, interest rate, and limit other charges;

•	impose consumer privacy rights and other obligations that may require us to notify customers, employees, state attorneys general, regulators and others in the event of a security breach;

•	regulate whether and under what circumstances we may offer insurance and other ancillary products in connection with a lending transaction; and

•	provide for additional consumer protections.

There is a clear trend of increased state regulation on loan origination, servicing and collection, as well as more detailed reporting, more detailed examinations, and coordination of examinations among the states.

State authorities also regulate and supervise our insurance business. The extent of such regulation varies by product and by state, but relates primarily to the following:

•	licensing;

•	conduct of business, including marketing and sales practices;

•	periodic financial and market conduct examination of the affairs of insurers;

•	form and content of required financial reports;

•	standards of solvency;

•	limitations on the payment of dividends and other affiliate transactions;

•	types of products offered;

•	approval of policy forms and premium rates;

•	formulas used to calculate any unearned premium refund due to an insured customer;

•	permissible investments;

•	deposits of securities for the benefit of policyholders;

•	reserve requirements for unearned premiums, losses, and other purposes; and

•	claims processing.

The Canadian federal and provincial insurance regulators regulate and supervise the insurance made available to borrowers through a third party Canadian lender. Its regulation and supervision relate primarily to the following:

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

COMPETITION

We operate primarily in the consumer installment lending industry, focusing on the non-prime customer. As of December 31, 2018, we maintained a national network of brick and mortar branches.

There are a number of local, regional and internet competitors in the consumer installment lending industry serving the large population of non-prime customers. We also compete with other types of financial institutions within our geographic network and over the Internet, including community banks and credit unions, that offer similar products and services. We believe that competition between consumer installment lenders occurs primarily on the basis of price, speed of service, flexibility of loan terms offered, and the quality of customer service provided.

We believe that we possess several competitive strengths that position us to capitalize on the significant growth and expansion opportunity within our industry, and to compete effectively with other lenders in our industry. The capabilities resident in our national branch system provide us with a proven distribution channel for our personal loan and optional insurance products, allowing us to provide same-day fulfillment to approved customers and giving us a distinct competitive advantage over many industry participants who do not have—and cannot replicate without significant investment—a similar network. Our digital platform and our centralized operations also enhance our nationwide network by allowing us to serve customers who reside outside of our branch network. We believe our deep understanding of local markets and customers, together with our proprietary underwriting process, data analytics, and decisioning tools allow us to price, manage and monitor risk effectively through changing economic conditions. In addition, our high-touch relationship-based servicing model is a major contributor to our superior loan performance and distinguishes us from our competitors.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” included in this report for discussion of our seasonal trends.

EMPLOYEES

As of December 31, 2018, we had approximately 10,200 employees.

AVAILABLE INFORMATION

OMH files annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including OMH) file electronically with the SEC.

These reports are also available free of charge through our website, www.omf.com under “Investor Relations,” as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

In addition, our Code of Business Conduct and Ethics (the “Code of Ethics”), our Code of Ethics for Principal Executive and Senior Financial Officers (the “Financial Officers’ Code of Ethics”), our Corporate Governance Guidelines and the charters of the committees of our Board of Directors are posted on our website at www.omf.com under “Investor Relations” and printed copies are available upon request. We intend to disclose any material amendments to or waivers of our Code of Ethics and Financial Officers’ Code of Ethics requiring disclosure under applicable SEC or NYSE rules on our website within four business days of the date of any such amendment or waiver in lieu of filing a Form 8-K pursuant to Item 5.05 thereof.

The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links.

Item 1A. Risk Factors.

We face a variety of risks that are inherent in our business. Accordingly, you should carefully consider the following discussion of risks of which we are currently aware that could affect our businesses, results of operations and financial condition. In addition to the factors discussed in this report and in other documents we file with the SEC that could adversely affect our businesses, results of operations and financial condition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

RISKS RELATED TO OUR BUSINESS

Our consolidated results of operations and financial condition and our borrowers’ ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult operating environment for our businesses and other companies in our industries. Many factors, including factors that are beyond our control, may impact our consolidated results of operations or financial condition and/or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, energy costs and interest rates; events such as natural disasters, acts of war, terrorism, catastrophes; events that affect our borrowers, such as major medical expenses, divorce or death; and the quality of any collateral underlying our receivables. If we experience an economic downturn or if the U.S. economy is unable to continue or sustain its recovery from the most recent economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our investments. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us.

Moreover, our customers are primarily non-prime borrowers. Non-prime borrowers have historically been, and may in the future become, more likely to be affected, or more severely affected, by adverse macroeconomic conditions than prime borrowers. If a borrower defaults under a finance receivable held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the outstanding principal and accrued but unpaid interest on the finance receivable, which could adversely affect our cash flows from operations. In addition, foreclosure of a real estate loan (part of our legacy real estate loan portfolio) is an expensive and lengthy process that can negatively affect our anticipated return on the foreclosed loan. The cost to service our loans may also increase without a corresponding increase in our finance charge income.

Also, certain geographic concentrations of our loan portfolio may occur or increase as we adjust our risk and loss tolerance and strategy to achieve our profitability goals. Any geographic concentration may expose us to an increased risk of loss if that geographic region experiences higher unemployment rates than average, natural disasters, weak economic conditions, or other adverse economic factors that disproportionately affect that region. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for quantification of our largest concentrations of net finance receivables.

If aspects of our business, including the quality of our finance receivables portfolio or our borrowers, are significantly affected by economic changes or any other conditions in the future, we cannot be certain that our policies and procedures for underwriting, processing and servicing loans will adequately adapt to such changes. If we fail to adapt to changing economic conditions or other factors, or if such changes adversely affect our borrowers’ willingness or capacity to repay their loans, our results of operations, financial condition and liquidity would be materially adversely affected.

There are risks associated with the acquisition or sale of assets or businesses and the formation, termination or operation of joint ventures or other strategic alliances, including the possibility of increased delinquencies and losses, difficulties with integrating loans into our servicing platform and disruption to our ongoing business, which could have a material adverse effect on our results of operations, financial condition and liquidity.

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

The ability to integrate and successfully service newly acquired loan portfolios will depend in large part on the success of our development and integration of expanded servicing capabilities, including additional personnel. We may fail to realize some or all of the anticipated benefits of the transaction if the integration process takes longer, or is costlier, than expected. Our failure to meet the challenges involved in successfully integrating the acquired portfolios with our current business or otherwise to realize any of the anticipated benefits of the transaction could impair our operations. In addition, the integration of future large portfolio or other asset or business acquisitions and the formation, termination or operation of joint ventures or other strategic alliances are complex, time-consuming and expensive processes that, without proper planning and effective and timely implementation, could significantly disrupt our business.

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

Our strategy of increasing the proportion of secured loan originations within our loan portfolio may lead to declines in, or slower growth than anticipated, of our personal loan net finance receivables and yield, which could have a material adverse effect on our business, results of operations and growth prospects.

Secured loans typically carry lower yields relative to unsecured personal loans. If we are unable to successfully convert lower credit tier customers to our secured loan products or otherwise increase new originations of secured personal loans, this will adversely affect our ability to grow personal loan net finance receivables. In addition, as secured loans continue to represent a larger proportion of our loan portfolio, our yields may be lower than our yields in prior periods.

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

In June of 2016, the Financial Accounting Standards Board issued Accounting Standard Update ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities will be required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach currently required. The new approach will require entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU will become effective for the Company for fiscal years beginning January 1, 2020. We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses, an increase to deferred tax assets and a corresponding one-time cumulative reduction to retained earnings, net of tax, in the consolidated balance sheet as of the beginning of the year of adoption. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for more information on this new accounting standard.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets and liabilities. To the extent our models used to assess the creditworthiness of potential borrowers do not adequately identify potential risks, the valuations produced would not adequately represent the risk profile of the borrowers and could result in a riskier finance receivables profile than originally identified. Our risk management policies, procedures, and techniques, including our scoring technology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify concentrations of risk or additional risks to which we may become subject in the future.

Our branch loan approval process is decentralized, which may result in variability of loan structures, and could adversely affect our results of operations, financial condition and liquidity.

Our branch finance receivable origination process is decentralized. We train our employees to make loans that conform to our underwriting standards. Such training includes critical aspects of state and federal regulatory compliance, cash handling, account management and customer relations. In certain circumstances, subject to approval by district managers and/or directors of operations in certain cases, our branch officers have some authority to approve and structure loans within broadly written underwriting guidelines rather than having all loan terms approved centrally. As a result, there may be variability in finance receivable structure (e.g., whether or not collateral is taken for the loan) and loan portfolios among branch offices or regions, even when underwriting policies are followed. Moreover, we cannot be certain that every loan is made in accordance with our underwriting standards and rules, and we have in the past experienced some instances of loans extended that varied from our underwriting standards. The nature of our approval process could adversely affect our operating results and variances in underwriting standards and lack of supervision could expose us to greater delinquencies and charge-offs than we have historically experienced, which could adversely affect our results of operations, financial condition and liquidity.

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

Moreover, the vast majority of our finance receivables are fixed-rate finance receivables, which generally decline in value if interest rates increase. As such, if changing market conditions cause interest rates to increase substantially, the value of our fixed-rate finance receivables could decline. Recent increases in market interest rates could negatively impact our net interest income and further increases in market interest rates could continue to negatively impact such net interest income, as well as our cash flow from operations and results of operations. We are generally unable to increase the interest rate on our loans to offset any increases in our cost of funds as market interest rates increase. Additionally, because we are subject to applicable legal and regulatory restrictions in certain jurisdictions that limit the maximum interest rate that we may charge on certain of our loans, our yield, as well as our cash flows from operations and results of operations, could be materially and adversely affected if we are unable to increase the interest rates charged on newly originated loans to offset any increases in our cost of funds as market interest rates increase. Accordingly, any increase in interest rates could negatively affect our results of operations, financial condition and liquidity.

We may be required to indemnify, or repurchase finance receivables from, purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition and liquidity.

We sold a portfolio of real estate loans for aggregate cash proceeds of $100 million with a carrying value of $82 million in December 2018. In 2016, we sold: (i) our interests in the SpringCastle Portfolio in the SpringCastle Interests Sale; (ii) $602 million of personal loans in the Lendmark Sale; and (iii) $308 million of our legacy real estate loan portfolio. In addition, we sold $6.4 billion of our legacy real estate loan portfolio in 2014. As of December 31, 2018, we have securitized $8.5 billion of our personal loan portfolio. The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if:

•	our representations and warranties concerning the quality and characteristics of the finance receivable are inaccurate;

•	there is borrower fraud; or

•	we fail to comply, at the individual finance receivable level or otherwise, with regulatory requirements in connection with the origination and servicing of the finance receivables.

As a result of the current market environment, we believe that many purchasers or investors in finance receivables (including through securitizations) are particularly aware of the conditions under which originators must indemnify purchasers or repurchase finance receivables and would benefit from enforcing any repurchase remedies that they may have. At its extreme, our exposure to repurchases or our indemnification obligations under our representations and warranties could include the current unpaid balance of all finance receivables that we have sold or securitized, and which are not subject to settlement agreements with purchasers.

The risk of loss on the finance receivables that we have securitized is recognized in our allowance for finance receivable losses since all of our loan securitizations are recorded on our balance sheet. If we are required to indemnify purchasers or repurchase finance receivables that we sell or have sold that result in losses that exceed our reserve for sales recourse or recognize losses on securitized finance receivables that exceed our recorded allowance for finance receivable losses associated with our securitizations, this could adversely affect our results of operations, financial condition and liquidity.

Our business and reputation may be materially impacted by information system failures or network disruptions.

Our business relies heavily on information systems to deliver products and services to our customers, and to manage our ongoing operations. These systems may encounter service disruptions due to system, network or software failure, security breaches, computer viruses, accidents, power disruptions, telecommunications failures, acts of terrorism or war, physical or electronic break-ins, or other events or disruptions. In addition, denial-of-service attacks could overwhelm our internet sites and prevent us from adequately serving customers. Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in our system environment over long periods of time. Cyberthreats can have cascading impacts that unfold with increasing speed across our computer systems and networks and those of our third party vendors. System redundancy and other continuity measures may be ineffective or inadequate, and our business continuity and disaster recovery planning may not be sufficient to adequately address the disruption. A disruption could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, which could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, or otherwise materially adversely affect our financial condition and operating results.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject us to significant reputational, financial, legal and operational consequences.

Our operations rely heavily on the secure processing, storage and transmission of confidential customer and other information including, among other things, personally identifiable information (“PII”), in our computer systems and networks, as well as those of third parties. Our branch offices and centralized servicing centers, as well as our administrative and executive offices, are part of an electronic information network that is designed to permit us to originate and track finance receivables and collections and perform other tasks that are part of our everyday operations. We devote significant resources to network and data security, including through the use of encryption and other security measures intended to protect our computer systems and data. These security measures may not be sufficient and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our computer systems. Any failure, interruption, or breach in our cyber security could result in reputational harm, disruption of our customer relationships, or our inability to originate, process and service our finance receivable products. Further, any of these cyber security and operational risks could expose us to lawsuits by customers for identity theft or other damages resulting from the misuse of their PII and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with customers, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and, despite our best efforts, we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. Although we have insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available.

We are also subject to the theft or misuse of physical customer and employee records at our facilities.

Our branch offices and centralized servicing centers have physical customer records necessary for day-to-day operations that contain extensive confidential information about our customers, including financial and PII. We also retain physical records in various storage locations. The loss or theft of customer information and data from our branch offices, central servicing facilities, or other storage locations could subject us to additional regulatory scrutiny and penalties and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, if we cannot locate original documents (or copies, in some cases) for certain finance receivables, we may not be able to collect on those finance receivables.

Certain of our operations rely on external vendors.

We rely on third party vendors to provide products and services necessary to maintain day-to-day operations. For example, we outsource a portion of our information systems, communication, data management and transaction processing to third parties. Accordingly, we are exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus. Such failure to perform could be disruptive to our operations, and have a materially adverse impact on our business, results of operations and financial condition. These third parties are also sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If the vendors encounter any of these issues, we could be exposed to disruption of service, damage to reputation and litigation.

Our insurance operations are subject to a number of risks and uncertainties, including claims, catastrophic events, underwriting risks and dependence on a primary distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as natural disasters, pandemic disease, cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition and results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment, such as: changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by his loan, insure his collateral). Because our customers do not directly agree to the amount charged for collateral protection at the time it is purchased, regulators may in the future prohibit our insurance companies from providing this insurance to our lending operations. Moreover, our insurance companies are predominately dependent on our lending operations as the primary source of business and product distribution. If our lending operations discontinue offering insurance products, including as a result of regulatory requirements, our insurance operations would need to find an alternate distribution partner for their products, of which there can be no assurance.

We are a party to various lawsuits and proceedings and may become a party to various lawsuits and proceedings in the future which, if resolved in a manner adverse to us, could materially adversely affect our results of operations, financial condition and liquidity.

In the normal course of business, from time to time, we have been named and may be named in the future as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the United States, including large punitive damage awards in certain jurisdictions that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our results of operations, financial condition and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Note 19 of the Notes to the Consolidated Financial Statements included in this report.

Our use of derivatives exposes us to credit and market risks.

From time to time, we may enter into derivative financial instruments for economic hedging purposes, such as managing our exposure to interest rate risk. By using derivative instruments, we are exposed to credit and market risks, including the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost, default risk, and the risk of insolvency or other inability of the counterparty to a particular derivative financial instrument to perform its obligations.

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

Our reputation is critical to developing and maintaining relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity, and in addition we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success and, in particular, the success of our centralized operations, will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our existing and new customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete with our competitors and adversely affect our results of operations, financial condition and liquidity.

As part of our growth strategy, we have committed to building our lending business. If we are unable to successfully implement our growth strategy, our results of operations, financial condition and liquidity may be materially adversely affected.

We believe that our future success depends on our ability to implement our growth strategy, the key feature of which has been to shift our primary focus to originating personal loans as well as acquiring portfolios of personal loans, pursuing acquisitions of companies, and/or establishing joint ventures or other strategic alliances. We have also expanded into internet lending through our centralized operations.

We may not be able to implement our new strategy successfully, and our success depends on a number of factors, including, but not limited to, our ability to:

•	address the risks associated with our focus on personal loans (including direct auto loans), including, but not limited to consumer demand and changes in economic conditions and interest rates;

•
address the risks associated with the new centralized method of originating and servicing our internet loans through our centralized operations, which represents a departure from our traditional high-touch branch-based servicing function and includes the potential for higher default and delinquency rates;

•	integrate, and develop the expertise required to capitalize on, our centralized operations;

•	obtain regulatory approval in connection with the acquisition of loan portfolios and/or companies in the business of selling loans or related products;

•
comply with regulations in connection with doing business and offering loan products over the Internet, including various state and federal e-signature rules mandating that certain disclosures be made, and certain steps be followed in order to obtain and authenticate e-signatures, with which we have limited experience;

•	finance future growth; and

•	successfully source, underwrite and integrate new acquisitions of loan portfolios and other businesses.

In order for us to realize the benefits associated with our new focus on originating and servicing personal loans and growing our business, we must implement our strategic objectives in a timely and cost-effective manner as well as anticipate and address any risks to which we may become subject. In any event, we may not realize these benefits for many years, or our competitors may introduce more compelling products, services or enhancements. If we are not able to realize the benefits of our personal loan focus, or if we do not do so in a timely manner, our results of operations, financial condition and liquidity could be negatively affected which would have a material adverse effect on our business.

If goodwill and other intangible assets that we recorded in connection with the OneMain Acquisition become impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in connection with the OneMain Acquisition. If the carrying amount of goodwill and other intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which the impairments become known. During 2018, we recorded an $8 million impairment on our other intangible assets related to indefinite-lived licenses in connection with the sale of our Yosemite insurance subsidiary. We did not record any impairment charges on our goodwill and other intangible assets during 2017 or 2016. There can be no assurance that our future evaluations of goodwill and other intangible assets will not result in findings of impairments and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

At December 31, 2018, our goodwill and other intangible assets totaled $1.4 billion and $388 million, respectively.

We ceased real estate lending and the purchase of retail sales finance contracts in 2012 and are in the process of liquidating these portfolios, which subjects us to certain risks which could adversely affect our results of operations, financial condition and liquidity if we do not effectively manage such risks.

In connection with our plan for strategic growth and new focus on consumer lending, we have engaged in a number of restructuring initiatives, including, but not limited to, ceasing real estate lending, ceasing purchasing retail sales finance contracts and revolving retail accounts from the sale of consumer goods and services by retail merchants, closing certain of our branches and reducing our workforce.

Since 2014, we entered into a series of transactions relating to the sales of our beneficial interests in our real estate loans, the related servicing of these loans, and the sales of certain performing and non-performing real estate loans, which substantially completed our plan to liquidate our real estate loans. Consequently, as of December 31, 2018, our real estate loans held for sale totaled $103 million.

Moreover, if we fail to realize the anticipated benefits of the restructuring of our business and associated liquidation of our legacy portfolios or are subjected to litigation or claims for indemnification for breaches of representations or warranties made in connection with our previous real estate loan sales, we may experience a material adverse effect on our results of operations, financial condition and liquidity.

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

Our asset valuation may include methodologies, models, estimations and assumptions which are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations and financial condition.

We use estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third party sources, when available. When such third party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The processes we use to estimate the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. If these models are inadequate or inaccurate due to flaws in their design or implementation, the fair value of such financial instruments may not accurately reflect what we could realize upon sale or settlement of such financial instruments, or we may incur increased or unexpected losses upon changes in market interest rates or other market measures. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR INDUSTRY AND REGULATION

We operate in a highly competitive market, and we cannot ensure that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

The consumer finance industry is highly competitive. Our profitability depends, in large part, on our ability to underwrite and originate finance receivables. We compete with other consumer finance companies as well as other types of financial institutions that offer similar consumer financial products and services. Some of these competitors may have greater financial, technical and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. While banks and credit card companies have decreased their lending to non-prime customers in recent years, there is no assurance that such lenders will not resume those lending activities. Further, because of increased regulatory pressure on payday lenders, many of those lenders are starting to make more traditional installment consumer loans in order to reduce regulatory scrutiny of their practices, which could increase competition in markets in which we operate. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

Our businesses are subject to regulation in the jurisdictions in which we conduct our business and failure to comply with such regulations may have a material adverse impact on our results of operations, financial condition and liquidity.

Our businesses are subject to numerous federal, state and local laws and regulations, and various state authorities regulate and supervise our insurance operations. The laws under which a substantial amount of our consumer and real estate businesses are conducted generally: provide for state licensing of lenders and, in some cases, licensing of employees involved in real estate loan modifications; impose limits on the terms of consumer credit, including amounts, interest rates and charges; regulate whether and under what circumstances insurance and other ancillary products may be offered to consumers in connection with a consumer credit transaction; regulate the manner in which we use personal data; and provide for other consumer protections. We are also subject to extensive servicing regulations which we must comply with when servicing our legacy real estate loans and the SpringCastle Portfolio, and which we will have to comply with if we acquire loan portfolios in the future and assume the servicing obligations for the acquired loans or other financial assets. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other affiliate transactions; types of products offered; approval of policy forms and premium rates; formulas to calculate any unearned premium refund due to an insured customer; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses and other purposes; and claims processing.

All of our operations are subject to regular examination by state and federal regulators, and as a whole, our entities are subject to several hundred regulatory examinations in a given year. These examinations may result in requirements to change our policies or practices, and in some cases, we are required to pay monetary fines or make reimbursements to customers. Many state regulators and some federal regulators have indicated an intention to pool their resources in order to conduct examinations of licensed entities, including us, at the same time (referred to as a “multi-state” examination). This could result in more in-depth examinations, which could be costlier and lead to more significant enforcement actions.

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

State attorneys general have stated their intention to fill any void left by diminished CFPB enforcement and have a variety of tools at their disposal to enforce state and federal consumer financial laws. First, Section 1042 of the Dodd-Frank Act grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Dodd-Frank Act against entities within their jurisdiction. State attorneys general also have enforcement authority under state law with respect to unfair or deceptive practices. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Finally, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general. Should the CFPB decrease its enforcement activity under the Trump administration, we expect to see an increase in actions brought by state attorneys general.

The Department of Defense has made changes to the regulations that have been promulgated as a result of the Military Lending Act. Effective October 3, 2016, we are subject to the limitations of the Military Lending Act, which places a 36% “all-in” annual percentage rate limitation on certain fees, charges, interest, and credit and non-credit insurance premiums for non-purchase money loans made to active military service, their spouses, or covered dependents. We are also no longer able to make non-purchase money loans to those customers that are secured by motor vehicles.

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

Requirements of the Dodd-Frank Act and oversight by the CFPB significantly increase our regulatory costs and burdens.

The Dodd-Frank Act was adopted in 2010. This law and the related regulations affect our operations in terms of increased oversight of financial services products by the CFPB, and the imposition of restrictions on the allowable terms for certain consumer credit transactions. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations, and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. Further, state attorneys general and state regulators are authorized to bring civil actions to enforce certain consumer protection provisions of the Dodd-Frank Act. The industry investigation and enforcement provisions of Title X of the Dodd Frank Act may adversely affect our business if the CFPB or one or more state attorneys general or state regulators believe that we have violated any federal consumer financial protection laws, including the prohibition in Title X against unfair, deceptive or abusive acts or practices.

The CFPB currently has supervisory authority over our real estate servicing activities, and may in the future have supervisory authority over at least portions of our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. Effective in January 2014, the CFPB finalized mortgage servicing regulations, which makes it more difficult and expensive to service mortgages. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including consumer installment loans and related products. The CFPB has published regulations for “larger participants” in the market of auto finance, and we have been designated as a larger participant in this market. The larger-participant rule for consumer installment loans was one of the rulemaking initiatives the CFPB designated as inactive in its Spring 2018 rulemaking agenda. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger participant rule for consumer installment loans. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things. See “Business—Regulation” included in this report for further information on the CFPB.

The CFPB and certain state regulators have acted against some lenders regarding, for instance, debt collection and the marketing of ancillary products offered by the lenders in connection with their loans. The products included debt cancellation/suspension products and other types of payment protection insurance. We collect on delinquent debt. We also sell optional insurance and non-insurance products in connection with our loans. Our debt collection practices and sales of optional insurance and non-insurance products could be challenged in a similar manner by the CFPB or state consumer lending regulators.

Some of the rule-making under the Dodd-Frank Act remains to be done. As a result, the complete impact of the Dodd-Frank Act remains uncertain. The CFPB has indicated that it expects to issue a proposed rule addressing third party debt collection, including communication practices and consumer disclosures by March 2019. The CFPB also announced that it is considering rulemaking to further clarify the meaning of “abusive” under section 1031 of the Dodd Frank Act. It is not clear what form these and other remaining regulations will ultimately take, or how our business will be affected. No assurance can be given that the Dodd-Frank Act and related regulations or any other new legislative changes enacted will not have a significant impact on our business.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in this report.

Current and proposed regulations relating to consumer privacy, data protection and information security could increase our costs.

We are subject to a number of federal and state consumer privacy, data protection, and information security laws and regulations. For example, we are subject to the federal Gramm-Leach-Bliley Act, which governs the use of PII by financial institutions. Moreover, various state laws and regulations may require us to notify customers, employees, state attorneys general, regulators and others in the event of a security breach. Federal and state legislators and regulators are increasingly pursuing new guidance, laws, and regulations relating to consumer privacy, data protection and information security. Compliance with current or future customer privacy, data protection, and information security laws and regulations could result in higher compliance, technology or other operating costs. Any violations of these laws and regulations may require us to change our business practices or operational structure, and could subject us to material legal claims, monetary penalties, sanctions, and the obligation to compensate and/or notify customers, employees, state attorneys general, regulators and others or take other remedial actions.

Our use of third party vendors is subject to regulatory review.

Recently, the CFPB and other regulators have issued regulatory guidance focusing on the need for financial institutions to perform due diligence and ongoing monitoring of third party vendor relationships which increases the scope of management involvement and decreases the benefit that we receive from using third party vendors. Moreover, if our regulators conclude that we have not met the standards for oversight of our third party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have a materially adverse effect on our business, reputation, financial condition and operating results. Further, federal and state regulators have been scrutinizing the practices of lead aggregators and providers recently.  If regulators place restrictions on certain practices by lead aggregators or providers, our ability to use them as a source for applicants could be affected.

Changes in federal, state or local tax laws could have a material adverse impact on our financial position, results of operations and cash flows.

The Tax Act was enacted in December 2017. The Tax Act, among other things, reduced the U.S. federal corporate tax rate from 35% to 21%. In addition, the Tax Act limits certain deductions and creates new taxes on certain foreign sourced earnings. In the long-term, we anticipate that we will realize an overall benefit from the reduction in the tax rate slightly offset by potential deductions disallowed under the current law. However, we recognized an $81 million tax charge in 2017 primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. We cannot predict the long-term impact of the Tax Act on the overall economy and our customers at this time. Our customers are likely to experience varying effects from the provisions of the Tax Act both positive and negative. Consequently, there can be no assurance that the Tax Act will not negatively impact our operating results, financial condition, and business operations.

We purchase and sell finance receivables, including charged off receivables and receivables where the borrower is in default. This practice could subject us to heightened regulatory scrutiny, which may expose us to legal action, cause us to incur losses and/or limit or impede our collection activity.

As part of our business model, we purchase and sell finance receivables. Although the borrowers for some of these finance receivables are current on their payments, other borrowers may be in default (including in bankruptcy) or the debt may have been charged off as uncollectible. The CFPB and other regulators have recently significantly increased their scrutiny of the purchase and sale of debt, and collections practices undertaken by purchasers of debt, especially delinquent and charged off debt. The CFPB has scrutinized sellers of debt for not maintaining sufficient documentation to support and verify the validity or amount of the debt. It has also scrutinized debt collectors for, among other things, their collection tactics, attempting to collect debts that no longer are valid, misrepresenting the amount of the debt and not having sufficient documentation to verify the validity or amount of the debt. Our purchases or sales of receivables could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the finance receivables underlying these transactions, or if we or purchasers of our finance receivables use collection methods that are viewed as unfair or abusive. In addition, our collections could suffer, and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

Recent laws and developments could adversely affect securitizations

The Dodd-Frank Act also has led and will continue to lead us to incur additional compliance costs in connection with securitization transactions and because it requires, among other things, that a securitizer retain at least a 5% economic interest in the credit risk of the securitized assets, has reduced and will continue to reduce the amount of financing obtained from such transactions. Furthermore, sponsors are prohibited from diluting the required risk retention by dividing the economic interest among multiple parties or hedging or transferring the credit risk the sponsor is required to maintain. Moreover, the SEC’s significant changes to Regulation AB could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

Rules relating to securitizations rated by nationally-recognized statistical rating agencies require that the findings of any third party due diligence service providers be made publicly available at least five (5) business days prior to the first sale of securities, which has led and will continue to lead us to incur additional costs in connection with each securitization.

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

Real estate loan servicing and loan modifications have come under increased scrutiny from government officials and others, which could make servicing our legacy real estate loan portfolio costlier and more difficult.

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

The U.S. Government implemented a number of federal programs to assist homeowners, including the Home Affordable Modification Program (HAMP), which expired on December 31, 2017. Loans sub-serviced for us by Nationstar Mortgage LLC and Select Portfolio Servicing, Inc. were subject to HAMP and were eligible for modification pursuant to HAMP guidelines. We have also implemented proprietary real estate loan modification programs in order to help real estate secured customers remain current on their loans. HAMP, our proprietary loan modification programs and other existing or future legislative or regulatory actions which result in the modification of outstanding real estate loans, may adversely affect the value of, and the returns on, our existing portfolio.

RISKS RELATED TO OUR INDEBTEDNESS

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit may be significantly affected by disruption in the U.S. credit markets and the associated credit rating downgrades on our debt. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms, such as the Dodd-Frank Act, continue to create uncertainty around access to the capital markets. Historically, we have funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Our current corporate credit ratings are below investment grade and, as a result, our borrowing costs may further increase and our ability to borrow may be limited. Although market conditions have improved since the financial crisis, our traditional borrowing sources, including our ability to cost-effectively issue large amounts of unsecured debt in the capital markets, have been available to us only on a limited basis. In addition to issuing unsecured debt in the public and private markets, we have raised capital through securitization transactions and, although there can be no assurances that we will be able to complete additional securitizations or issue additional unsecured debt, we currently expect our near-term sources of capital markets funding to continue to derive from securitization transactions and unsecured debt offerings.

Any future capital markets transactions will be dependent on our financial performance as well as market conditions, which may result in receiving financing on terms less favorable to us than our existing financings. In addition, our access to future financing and our ability to refinance existing debt will depend on a variety of factors such as our financial performance, the general availability of credit, our credit ratings and credit capacity at the time we pursue such financing.

If we are unable to complete additional securitization transactions or unsecured debt offerings on a timely basis or upon terms acceptable to us or otherwise access adequate sources of liquidity, our ability to fund our own operational requirements and satisfy financial obligations may be adversely affected.

Our indebtedness is significant, which could affect our ability to meet our obligations under our debt instruments and could materially and adversely affect our business and ability to react to changes in the economy or our industry.

We currently have a significant amount of indebtedness. As of December 31, 2018, we had $15.2 billion of indebtedness outstanding. Interest expense on our indebtedness totaled $875 million in 2018.

The amount of indebtedness could have important consequences, including the following:

•
it may require us to dedicate a significant portion of our cash flows from operations to the payment of the principal of, and interest on, our indebtedness, which reduces the funds available for other purposes, including finance receivable originations;

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

•	it may require us to seek to change the maturity, interest rate and other terms of our existing debt;

•	it may place us at a competitive disadvantage to competitors that are not as highly leveraged;

•	it may cause a downgrade of our debt and long-term corporate ratings; and

•	it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business.

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

SFC’s indenture and certain of SFC’s notes contain a covenant that limits SFC’s and its subsidiaries’ ability to create or incur liens. The restrictions may interfere with our ability to obtain new or additional financing or may affect the manner in which we structure such new or additional financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance the debt under which the default occurred as well as other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

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

•	reduced cash flows as a result of the liquidation of our real estate loan portfolio;

•	the potential for additional unforeseen cash demands or acceleration of obligations;

•	reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;

•	the potential for declines or volatility in bond and equity markets; and

•	the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support our current business plans.

We intend to repay indebtedness with one or more of the following sources, among others: finance receivable collections, cash on hand, proceeds of additional debt financings (particularly new securitizations and possible new issuances and/or debt refinancing transactions), finance receivable portfolio sales, or a combination of the foregoing. There can be no assurance that we will be successful in undertaking any of these activities to support our operations and repay our obligations.

The actual outcome of one or more of our plans could be materially different than expected or one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. In the event of such an occurrence, if third party financing is not available, our liquidity could be materially adversely affected, and as a result, substantial doubt could exist about our ability to continue as a going concern.

Current ratings could adversely affect our ability to raise capital in the debt markets at attractive rates, which could negatively affect our results of operations, financial condition and liquidity.

Each of S&P, Moody’s, and KBRA rates SFC’s debt. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet its obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

The table below outlines SFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2018	Rating	Outlook

S&P	B+	Positive
Moody’s	B1	Positive
KBRA	BB+	Stable

Currently, no other SFC entity has a corporate debt rating, though they may be rated in the future.

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

We have securitized, and may in the future securitize, certain of our finance receivables to generate cash to originate or purchase new finance receivables or repay our outstanding indebtedness. In such transactions, we typically convey a pool of finance receivables to a special purpose entity, which, in turn, conveys the finance receivables to a trust (the issuing entity). Concurrently, the trust typically issues non-recourse notes or certificates pursuant to the terms of an indenture or pooling and servicing agreement, which then are transferred to the special purpose entity in exchange for the finance receivables. The securities issued by the trust are secured by the pool of finance receivables. In exchange for the transfer of finance receivables to the issuing entity, we typically receive the cash proceeds from the sale of the trust securities, all residual interests, if any, in the cash flows from the finance receivables after payment of the trust securities, and a 100% beneficial interest in the issuing entity.

Although we have successfully completed a number of securitizations since 2012, we can give no assurances that we will be able to complete additional securitizations if the securitization markets become constrained. In addition, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets.

SFC, OMFG, and OMFH currently act as the servicers with respect to the personal loan securitization trusts and related series of asset-backed securities. If SFC, OMFG, or OMFH defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and SFC, OMFG, or OMFH, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could damage our reputation and have materially adverse consequences on our liquidity and cost of funds.

Rating agencies may also affect our ability to execute a securitization transaction or increase the costs we expect to incur from executing securitization transactions, not only by deciding not to issue ratings for our securitization transactions, but also by altering the criteria and process they follow in issuing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated finance receivables for securitization in a manner that effectively reduces the value of those finance receivables by increasing our financing costs or otherwise requiring that we incur additional costs to comply with those processes and criteria. We have no ability to control or predict what actions the rating agencies may take in this regard.

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

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

The Apollo-Värde Group is our largest stockholder, and the Apollo-Värde Group may exercise significant influence over us, including through its ability to designate a majority of the members of our board of directors, and its interests may conflict with the interests of our other stockholders

Effective June 25, 2018, OMH Holdings, L.P., a Delaware limited partnership (“Purchaser”), an entity formed by the Apollo-Värde Group, an investor group led by funds managed by Apollo and Värde, completed its purchase of 54,937,500 shares of OMH common stock formerly beneficially owned by Springleaf Financial Holdings, LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress. The Apollo-Värde Group holdings represent approximately 40.5% of our outstanding common stock as of December 31, 2018. As a result, the Apollo-Värde Group is our largest stockholder and has a significant influence on all matters requiring a stockholder vote, including the election of our directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders, including delaying, preventing or deterring a change in control of OMH or a merger, takeover or other business combination that may be otherwise favorable to us. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with a significant stockholder. See additional information under “Business Overview” in Item 1 of this report.

Upon closing of the Apollo-Värde Transaction, we entered into an Amended and Restated Stockholders Agreement, which provides the Apollo-Värde Group with the right to designate a majority of the members of our board of directors, plus one director, for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees continue to beneficially own, directly or indirectly, at least 33% of our issued and outstanding common stock. With such representation on our board of directors, the Apollo-Värde Group will be able to exercise significant influence over decisions affecting us, including our direction and policies, the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets and decisions affecting our capital structure. The interests of the Apollo-Värde Group may not always coincide with our interests or the interests of our other stockholders. The Apollo-Värde Group may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. The terms of the Amended and Restated Stockholders Agreement are further described in our Current Report on Form 8-K filed with the SEC on June 25, 2018. The Amended and Restated Stockholders Agreement is filed as Exhibit 10.1 to that Current Report on Form 8-K, and such Current Report on Form 8-K, including Exhibit 10.1 thereto, is incorporated by reference herein in its entirety.

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

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and potentially to pay dividends.

We are a holding company with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and potentially to pay dividends on our common stock. Our subsidiaries are legally distinct from us and certain of our subsidiaries are prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. For example, our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of our debt agreements limit the ability of certain of our subsidiaries to pay dividends. If we are unable to obtain funds from our subsidiaries, or if our subsidiaries do not generate sufficient cash from operations, we may be unable to meet our financial obligations or pay dividends, and our board may exercise its discretion not to, pay dividends.

We may not pay dividends on our common stock in the future, even if our liquidity and leverage targets are met.

On February 11, 2019, the Company declared an initial quarterly dividend of $0.25 per share, payable on March 15, 2019 to record holders of our common stock as of the close of business on February 26, 2019. While we intend to pay regular quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion of our board of directors and will depend on many factors. As a result, we cannot provide any assurance that we will continue to pay dividends on our common stock in future periods, even if our liquidity and target leverage objectives are met. See our “Dividend Policy” in Part II - Item 5 of this report for further information.

Certain provisions of an amended and restated stockholders agreement with the Apollo-Värde Group, our restated certificate of incorporation and our amended and restated bylaws could hinder, delay or prevent a change in control of OMH, which could adversely affect the price of OMH common stock.

Certain provisions of the Stockholders Agreement, our restated certificate of incorporation and our amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors or the Apollo-Värde Group. These provisions provide for:

•	a classified board of directors consisting of nine members with staggered three-year terms;

•
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

•
no ability for stockholders to call special meetings of our stockholders (provided, however, that for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 20% of our issued and outstanding common stock, any stockholders that collectively beneficially own at least 20% of our issued and outstanding common stock may call special meetings of our stockholders);

•	advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;

•	no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election;

•
the ability for stockholders to act outside a meeting by written consent only if unanimous, provided, however, that for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 20% of our issued and outstanding common stock, our stockholders may act without a meeting by written consent of a majority of our stockholders; and

•
the issuance of blank check preferred stock by our board of directors from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders. Nothing in our restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock.

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

See additional information under “Business Overview” in Item 1 of this report. The terms of the Amended and Restated Stockholders’ Agreement are described in our Current Report on Form 8-K filed with the SEC on June 25, 2018, and such Current Report on Form 8-K is incorporated by reference herein in its entirety.

Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.

The Apollo-Värde Group and its affiliates engage in other investments and business activities in addition to their ownership of us. Under our restated certificate of incorporation, the Apollo-Värde Group and its affiliates have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If the Apollo-Värde Group and its affiliates, or any of their respective officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates.

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

Certain of the states in which we are licensed to originate loans and the states in which Springleaf and OneMain insurance subsidiaries are domiciled (Indiana and Texas) have laws or regulations which require regulatory approval for the acquisition of “control” of regulated entities. In addition, these Indiana and Texas insurance laws and regulations generally provide that no person may acquire control, directly or indirectly, of a domiciled insurer, unless the person has provided the required information to, and the acquisition is subsequently approved or not disapproved by, the Indiana Department of Insurance and also by the Texas Department of Insurance. Under state insurance laws or regulations, there exists a presumption of “control” when an acquiring party acquires as little as 10% of the voting securities of a regulated entity or of a company which itself controls (directly or indirectly) a regulated entity (the threshold is 10% under the insurance statutes of Indiana and Texas). Therefore, any person acquiring 10% or more of our common stock may need the prior approval of these two-state insurance and/or licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede their ability to complete such purchase. The Apollo-Värde Transaction may be deemed a change of control for purposes of certain of our state lending and insurance licenses pursuant to which we operate our lending and insurance businesses. Accordingly, we may be required to obtain approvals for the change of control from some state lending or insurance regulators.

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

The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, public stockholders may be unable to resell their shares at or above their purchase price, if at all. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock in the future;

•	additions to, or departures of, key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders or the Apollo-Värde Group;

•	litigation and governmental investigations;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our borrowers are located.

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

As of December 31, 2018, approximately 40.5% of our outstanding common stock was held by the Apollo-Värde Group and, subject to certain restrictions set forth in an amended and restated stockholders agreement, can be resold into the public markets in the future in accordance with the requirements of the Securities Act of 1933, as amended (the Securities Act). A decline in the price of our common stock, whether as a result of sale of stock by the Apollo-Värde Group or otherwise, might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

We have an aggregate of 1,864,010,240 shares of common stock authorized but unissued as of January 31, 2019. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by our existing shareholders.

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

We believe that a control system, no matter how well designed and managed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We may not be able to identify all significant deficiencies and/or material weaknesses in our internal controls in the future, and our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our branch operations include over 1,600 branch offices in 44 states. We support our branch business by conducting branch office operations, branch office administration, and centralized operations, including our servicing facilities, in Mendota Heights, Minnesota; Tempe, Arizona; Fort Mill, South Carolina and Fort Worth, Texas, in leased premises. Our lease terms generally range from three to five years.

We lease administrative offices in Chicago, Illinois; Wilmington, Delaware and New York, New York, which have seven year leases that expire in 2021, 2023, and 2026, respectively, an administrative office in Irving, Texas under an eight year lease that expires in 2025, and an administrative office in Baltimore, Maryland, under an 11 year lease that expires in 2026, half of which has been sublet.

As of December 31, 2018, we have vacated a leased office space in Stamford, Connecticut, which had a six year lease that expires in 2022. On November 30, 2018, we entered into a new lease agreement for office space in New York, New York under a seven year lease that expires in 2026.

We have a vacant office in Old Greenwich, Connecticut, for which lease obligations terminate in March 2019.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2018, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings house our administrative offices and our centralized operations for our Consumer and Insurance, and Acquisitions and Servicing segments.

Item 3. Legal Proceedings.

See Note 19 of the Notes to the Consolidated Financial Statements included in this report.

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

On January 31, 2019, there were eight record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On January 31, 2019, the closing price for our common stock, as reported on the NYSE, was $29.89.

DIVIDEND POLICY

Although we have not paid any dividends on our common stock since our initial public offering in 2013, on February 11, 2019, our board of directors approved an initial quarterly dividend of $0.25 per share, payable on March 15, 2019 to record holders of our common stock as of the close of business on February 26, 2019. While we intend to pay regular quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant. Our dividend payments may change from time to time, and we may not continue to declare dividends in the future.

Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders. See Note 14 of the Notes to the Consolidated Financial Statements included in this report for further information on insurance subsidiary dividends.

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for our common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from December 31, 2013 through December 31, 2018. This data assumes simultaneous investments of $100 on December 31, 2013 and reinvestment of any dividends. The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Stock Performance
$250
$200
$150
$100
$50
$0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	At December 31,
	2013	2014	2015	2016	2017	2018
OneMain Holdings, Inc.	$100.00	$143.08	$164.32	$87.58	$102.81	$96.08
NYSE Composite Index	100.00	106.75	102.38	114.61	136.07	123.89
NYSE Financial Sector Index	100.00	108.07	104.11	118.29	143.40	124.57

Item 6. Selected Financial Data.

The following table presents our selected historical consolidated financial data and other operating data. The consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014 have been derived from our consolidated financial statements not included elsewhere herein.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and our audited consolidated financial statements and related notes included in this report.

(dollars in millions, except per share amounts)	At or for the Years Ended December 31,
	2018	2017	2016	2015 *	2014

Consolidated Statements of Operations Data:
Interest income	$3,658	$3,196	$3,110	$1,930	$1,973
Interest expense	875	816	856	715	734
Provision for finance receivable losses	1,048	955	932	716	423
Other revenues	574	560	773	262	746
Other expenses	1,685	1,554	1,739	987	701
Income (loss) before income tax expense (benefit)	624	431	356	(226)	861
Net income (loss)	447	183	243	(93)	589
Net income attributable to non-controlling interests	—	—	28	127	126
Net income (loss) attributable to OneMain Holdings, Inc.	447	183	215	(220)	463

Earnings (loss) per share:
Basic	$3.29	$1.35	$1.60	$(1.72)	$4.03
Diluted	3.29	1.35	1.59	(1.72)	4.02

Consolidated Balance Sheet Data:
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	$14,771	$13,670	$12,457	$14,305	$6,210
Total assets	20,090	19,433	18,123	21,190	10,929
Long-term debt	15,178	15,050	13,959	17,300	8,356
Total liabilities	16,291	16,155	15,057	18,460	8,997
OneMain Holdings, Inc. shareholders’ equity	3,799	3,278	3,066	2,809	2,061
Non-controlling interests	—	—	—	(79)	(129)
Total shareholders’ equity	3,799	3,278	3,066	2,730	1,932

*
On November 15, 2015, as part of our acquisition strategy, we completed the OneMain Acquisition. The selected financial data for 2015 includes OneMain’s results effective from November 1, 2015, pursuant to our contractual agreements with Citigroup.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included of this report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. See “Forward-Looking Statements” included in this report for more information. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in this report.

An index to our management’s discussion and analysis follows:

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 1,600 branch offices in 44 states is staffed with expert personnel and is complemented by our online origination capabilities and centralized operations, which allows us to reach customers located outside our branch network. Our digital platform provides current and prospective customers the option of obtaining a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers optional credit and non-credit insurance products.

In addition to our loan originations and insurance sales activities, we service loans owned by us and service loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•
Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral or are unsecured. At December 31, 2018, we had approximately 2.4 million personal loans, representing $16.2 billion of net finance receivables, compared to approximately 2.4 million personal loans totaling $14.8 billion at December 31, 2017.

•
Insurance Products — We offer our customers optional credit insurance products (life insurance, disability insurance, and involuntary unemployment insurance) and optional non-credit insurance products through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We also offer optional home and auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•
Other Receivables — We ceased originating real estate loans in 2012 and purchasing retail sales finance contracts and revolving retail accounts in 2013. We continue to service or sub-service liquidating real estate loans and retail sales finance contracts. Effective September 30, 2018, our real estate loans previously classified as Other Receivables were transferred from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. See Notes 5, 6 and 7 of the Notes to the Consolidated Financial Statements included in this report for more information about Other Receivables.

OUR SEGMENTS

At December 31, 2018, we had two operating segments:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which primarily include our liquidating real estate loan portfolio and our liquidating retail sales finance portfolio.

See Note 22 of the Notes to the Consolidated Financial Statements included in this report for more information about our segments.

HOW WE ASSESS OUR BUSINESS PERFORMANCE

We closely monitor the primary drivers of pretax operating income, which consist of the following:

Net Interest Income

We track the spread between the interest income earned on our finance receivables and the interest expense incurred on our debt, and continually monitor the components of our yield and our cost of funds.

Net Credit Losses

The credit quality of our loans is driven by our underwriting philosophy, which considers the prospective customer’s household budget, his or her willingness and capacity to repay, and the underlying collateral on the loan. We closely analyze credit performance because the profitability of our loan portfolio is directly connected to net credit losses. We define net credit losses as gross charge-offs minus recoveries in the portfolio. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether or not our loans are performing in line with our original estimates. We also monitor recovery rates because of their contribution to the reduction in the severity of our charge-offs.

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

As disclosed in Note 21 of the Notes to the Consolidated Financial Statements in this report, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if SFH were to make distributions to one or more of its common members that exceed specified amounts. In connection with the Apollo-Värde Transaction, certain executive officers who were holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH as a result of their ownership interests in SFH.  Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

AIG Share Sale Transaction

On February 21, 2018, OMH entered into an underwriting agreement among OMH, SFH and Morgan Stanley & Co. LLC as underwriter in connection with the sale by SFH of 4,179,678 shares of its common stock. These shares were beneficially owned by AIG and represented the entire holdings of our common stock beneficially owned by AIG. In connection with this sale of our common stock by SFH, certain executive officers who are holders of SFH incentive units, as described above, received a distribution of approximately $4 million in the first quarter of 2018. Consistent with the accounting for distribution from the Apollo-Värde Transaction described above, the Company recognized non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

Appointment of New Member of the Board of Directors, President, and Chief Executive Officer at OMH

On July 13, 2018, we announced that our Company’s Board of Directors had appointed Douglas H. Shulman as the Company’s President and Chief Executive Officer. Mr. Shulman succeeds Jay N. Levine who remains Chairman of the Board. On September 8, 2018, Mr. Shulman began his first day of employment and was also appointed to the Company’s Board of Directors.

Cost Synergies from the OneMain Acquisition and the Lendmark Sale

As of December 31, 2018, we had incurred approximately $293 million of total acquisition-related transaction and integration expenses ($54 million incurred during 2018) from the OneMain Acquisition and the Lendmark Sale.

As part of our integration efforts in connection with the OneMain Acquisition, on May 29, 2018, the Company entered into a share purchase agreement to sell all of the issued and outstanding shares of its former insurance subsidiary, Yosemite. The transaction closed in the third quarter of 2018. We recorded an impairment of $14 million on the transfer to held for sale in acquisition-related transaction and integration expenses in the second quarter of 2018.

SFC’s Medium-Term Note Issuances

During 2018, SFC completed the following medium-term note issuances:

•	On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 (the “6.875% SFC Notes”).

•
On May 11, 2018 and August 10, 2018 SFC issued $900 million and $700 million, respectively, aggregate principal amount of 7.125% Senior Notes due 2026 (the “7.125% SFC Notes”). SFC used a portion of the net proceeds to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021.

See Note 12 of the Notes to the Consolidated Financial Statements included in this report for further information regarding these issuances.

Redemption of the OMFH Notes

During 2018, through two separate redemptions, OMFH redeemed all $700 million outstanding principal amount of OMFH Notes due 2019 and all $800 million outstanding principal amount of OMFH Notes due 2021 at a redemption price equal to 103.375% for the OMFH Notes due 2019 and 103.625% for the OMFH Notes due 2021, plus accrued and unpaid interest to the redemption date. In connection with these redemptions, we recognized $8 million of net loss on repurchases and repayments of debt for the year ended December 31, 2018.

OUTLOOK

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities to strengthen our capital base through the following key initiatives:

•	Continuing growth in receivables through enhanced marketing strategies and customer product options;

•	Growing secured lending originations with a goal of enhancing credit performance;

•	Leveraging our scale and cost discipline across the Company to deliver improved operating leverage;

•	Increasing tangible equity and reducing leverage; and

•	Maintaining a strong liquidity level with diversified funding sources.

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

(dollars in millions, except per share amounts)
Years Ended December 31,	2018	2017	2016

Interest income	$3,658	$3,196	$3,110
Interest expense	875	816	856
Provision for finance receivable losses	1,048	955	932
Net interest income after provision for finance receivable losses	1,735	1,425	1,322
Net gain on sale of SpringCastle interests	—	—	167
Other revenues	574	560	606
Acquisition-related transaction and integration expenses	54	69	108
Other expenses	1,631	1,485	1,631
Income before income taxes	624	431	356
Income taxes	177	248	113
Net income	447	183	243
Net income attributable to non-controlling interests	—	—	28
Net income attributable to OMH	$447	$183	$215

Share Data:
Weighted average number of shares outstanding:
Basic	135,702,989	135,249,314	134,718,588
Diluted	136,034,143	135,678,991	135,135,860
Earnings per share:
Basic	$3.29	$1.35	$1.60
Diluted	$3.29	$1.35	$1.59

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$16,164	$14,957	$13,732
Number of accounts	2,373,330	2,360,604	2,208,894
Finance receivables held for sale:
Net finance receivables	$103	$132	$153
Number of accounts	2,827	2,460	2,800
Finance receivables held for investment and held for sale: (b)
Average net receivables	$15,471	$14,057	$14,463
Average daily debt balance	$15,444	$14,224	$15,138
Yield	23.56%	22.64%	21.37%
Gross charge-off ratio	7.13%	7.50%	6.05%
Recovery ratio	(0.73)%	(0.76)%	(0.51)%
Net charge-off ratio	6.40%	6.74%	5.54%
30-89 Delinquency ratio	2.42%	2.49%	2.31%
Origination volume	$11,923	$10,537	$9,475
Number of accounts originated	1,436,029	1,442,895	1,326,574

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale, but excludes real estate loans held for sale in order to be comparable with our segment statistics disclosed in “Segment Results.”

Comparison of Consolidated Results for 2018 and 2017

Interest income increased $462 million or 14% in 2018 when compared to 2017 primarily due to continued growth in our loan portfolio and higher yield, which was primarily driven by lower amortization of purchase premium on non-credit impaired finance receivables. The yield in 2017 was negatively impacted by hurricanes Harvey and Irma.

Interest expense increased $59 million or 7% in 2018 when compared to 2017 primarily due to the increase in average debt balances consistent with the growth in our loan portfolio and our strategic shifting of our funding to a more proportional mix of secured and unsecured debt.

See Notes 12 and 13 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $93 million in 2018 when compared to 2017 primarily driven by the growth in our loan portfolio and the proportional growth in loans classified as TDRs. This increase was partially offset by $17 million in the 2017 provision attributable to hurricanes Harvey, Irma and Maria. The level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, and improvement in the effectiveness of our collections.

Other revenues increased $14 million or 3% in 2018 when compared to 2017 primarily due to an increase of $18 million related to the gain on the December 2018 Real Estate Loan Sale and $20 million of lower net losses on repurchases and repayments of debt. The increase was partially offset by $16 million of the impairment loss recorded on the loans in finance receivables held for sale remaining after from the December 2018 Real Estate Loan Sale and a decrease of $7 million of investment revenue primarily driven by lower realized gains due to the sale of investment securities.

See Notes 2 and 7 of the Notes to the Consolidated Financial Statements included in this report for further information on the December 2018 Real Estate Loan Sale.

Acquisition-related transaction and integration costs decreased $15 million in 2018 when compared to 2017 primarily due to branch and office consolidation expenses that were incurred in 2017. See “Non-GAAP Financial Measures” below for further information regarding these costs.

Other expenses increased $146 million or 10% in 2018 when compared to 2017 primarily due to $106 million in non-cash incentive compensation expense relating to the rights of certain executives to receive a portion of the cash proceeds from the sale of OMH’s common stock that were beneficially owned by Fortress. The remaining increase reflects our 2018 strategic initiative to reinvest in the business and growth in our operations.

See Notes 2 and 21 of the Notes to the Consolidated Financial Statements included in this report for further information on the distribution of cash proceeds related to the Apollo-Värde and AIG Share Sale Transactions.

Income taxes totaled $177 million for 2018 compared to $248 million for 2017. The decrease is primarily due to the recognition of the impact of the Tax Act in 2017 and the reduced federal statutory rate in 2018. The effective tax rate for 2018 was 28.4% compared to 57.5% for 2017. The effective tax rate for 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete expense for non-deductible compensation expense and state income taxes. The effective tax rate for 2017 differed from the then-applicable federal statutory rate of 35% primarily due to the recognition of the impact of the Tax Act and the effects of state income taxes. As a result of the Tax Act we recognized an $81 million tax charge in 2017.

See Note 18 of the Notes to the Consolidated Financial Statements included in this report for further information on the effective tax rates.

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

•
Interest income on finance receivables held for sale decreased $61 million primarily due to (i) personal loans sold in the Lendmark Sale in May 2016, and (ii) the real estate loans in finance receivables held for sale during 2016, which were sold in the fourth quarter of 2016.

Interest expense decreased $40 million in 2017 when compared to 2016 due to the net of the following:

•
Average debt decreased primarily due to debt elimination associated with the SpringCastle Interests Sale and net debt issuance and repayment activity in 2017. This decrease was partially offset by net debt issuances during the past 12 months relating to SFC’s offerings of the 6.125% SFC Notes in May of 2017 and our securitization transactions. See Notes 12 and 13 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

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

Provision for finance receivable losses increased $23 million in 2017 when compared to 2016 primarily due to (i) the growth in our personal loan portfolio during the past 12 months, (ii) continued alignment and enhancement of our collection practices which resulted in higher provision from an increase in the loans now classified as TDR, (iii) a greater proportion of charge-offs from our purchased credit impaired finance receivables in 2016, which were not recorded as charge-offs through the allowance for finance receivable losses and (iv) the estimated impacts of hurricanes Harvey, Irma and Maria. Based on information available at the time, we estimated the impact to net charge-offs attributable to these hurricanes to be $17 million and increased our provision for finance receivable losses accordingly. This increase was partially offset by $22 million reduction in the impairment in the purchased credit impaired loans due to the increase in expected cash flows in that portfolio.

Net gain on sale of SpringCastle interests of $167 million in 2016 reflected the net gain associated with the sale of our equity interests in the SpringCastle Joint Venture on March 31, 2016.

Other revenues decreased $46 million in 2017 when compared to 2016 primarily due to (i) a decrease in insurance revenues of $29 million during 2017 primarily due to lower volume of loans with insurance products sold and a decrease in revenues from runoff business, (ii) a decrease of $18 million in 2017 due to net gain on sales of personal and real estate loans in 2016, (iii) a decrease in investment revenue of $13 million primarily due to lower realized gains on securities sold in 2017, and (iv) a decrease of $12 million driven by higher net loss on repurchases and repayments of debt in 2017. This decrease was partially offset by (i) a $13 million increase in fee revenues from home and auto membership plans sold in 2017, (ii) a $9 million lower market adjustment on finance receivables held for sale in 2017 compared to 2016 and (iii) an increase of $5 million of servicing fee income for the full year 2017 versus partial year 2016 related to the SpringCastle Portfolio.

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

Other expenses decreased $146 million in 2017 when compared to 2016 due to the following:

•
Other operating expenses decreased $132 million primarily due to (i) a decrease in Citigroup transition expenses of $55 million, (ii) lower professional and audit expenses of $33 million during 2017, (iii) an increase in the deferral of origination costs of $22 million due to the increase in the number of loans originated in 2017 compared to prior year, and (iv) a decrease in amortization of other intangible assets of $18 million during 2017.

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

Income taxes totaled $248 million for 2017 compared to $113 million for 2016. The increase is primarily due to the impact of the Tax Act and higher pretax earnings in 2017. The effective tax rate for 2017 was 57.5% compared to 31.8% for 2016. The effective tax rate for 2017 differed from the federal statutory rate primarily due to the recognition of the impact of the Tax Act and the effects of state income taxes. As a result of the Tax Act we recognized an $81 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate. The effective tax rate for 2016 differed from the federal statutory rate primarily due to the effects of the non-controlling interest in the previously owned SpringCastle Portfolio and the effects of state income taxes. See Note 18 of the Notes to the Consolidated Financial Statements included in this report for further information on the effective tax rates.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segments. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes acquisition-related transaction and integration expenses, net gain (loss) on sales of personal and real estate loans, restructuring charges, losses resulting from repurchases and repayments of debt, non-cash incentive compensation expense, net gain on sale of SpringCastle interests, SpringCastle transaction costs, debt refinance costs, net loss on liquidation of our United Kingdom subsidiary, and income attributable to non-controlling interests. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segments and uses adjusted pretax income (loss) in evaluating our operating performance and as a performance goal under the company’s executive compensation programs. Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

The reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$787	$676	$688
Adjustments:
Net loss on repurchases and repayments of debt	63	18	14
Acquisition-related transaction and integration expenses	47	66	100
Restructuring charges	8	—	—
Net gain on sale of personal loans	—	—	(22)
Debt refinance costs	—	—	4
Adjusted pretax income (non-GAAP)	$905	$760	$784

Acquisitions and Servicing
Income before income taxes - Segment Accounting Basis	$1	$1	$225
Adjustments:
Net gain on sale of SpringCastle interests	—	—	(167)
Acquisition-related transaction and integration expenses	—	—	1
SpringCastle transaction costs	—	—	1
Income attributable to non-controlling interests	—	—	(28)
Adjusted pretax income (non-GAAP)	$1	$1	$32

Other
Loss before income tax benefit - Segment Accounting Basis	$(132)	$(41)	$(90)
Adjustments:
Non-cash incentive compensation expense	106	—	—
Net loss on sale of real estate loans *	6	—	12
Acquisition-related transaction and integration expenses	—	6	27
Net loss on liquidation of United Kingdom subsidiary	—	—	6
Net loss on repurchases and repayments of debt	—	—	1
Debt refinance costs	—	—	1
Adjusted pretax loss (non-GAAP)	$(20)	$(35)	$(43)

*
In 2018, the resulting impairment on finance receivables held for sale remaining after the December 2018 Real Estate Loan Sale has been combined with the gain on the sale. See Notes 2 and 7 of the Notes to the Consolidated Financial Statements included in this report for more information regarding the real estate loan sales.

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

Segment Results

See Note 22 of the Notes to the Consolidated Financial Statements included in this report for (i) a description of our segments, (ii) reconciliations of segment totals to consolidated financial statement amounts and (iii) methodologies used to allocate revenues and expenses to each segment.

CONSUMER AND INSURANCE

Adjusted pretax income and selected financial statistics for Consumer and Insurance (which are reported on an adjusted Segment Accounting Basis) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2018	2017	2016

Interest income	$3,677	$3,305	$3,328
Interest expense	844	765	738
Provision for finance receivable losses	1,047	963	911
Net interest income after provision for finance receivable losses	1,786	1,577	1,679
Other revenues	558	565	604
Other expenses	1,439	1,382	1,499
Adjusted pretax income (non-GAAP)	$905	$760	$784

Selected Financial Statistics (a)
Finance receivables held for investment:
Net finance receivables	$16,195	$14,820	$13,455
Number of accounts	2,373,330	2,355,682	2,200,584
Finance receivables held for investment and held for sale: (b)
Average net receivables	$15,401	$13,860	$13,445
Yield	23.88%	23.84%	24.75%
Gross charge-off ratio	7.32%	7.94%	7.82%
Recovery ratio	(0.84)%	(0.93)%	(0.77)%
Net charge-off ratio	6.48%	7.01%	7.05%
30-89 Delinquency ratio	2.43%	2.44%	2.26%
Origination volume	$11,923	$10,537	$9,455
Number of accounts originated	1,436,029	1,442,895	1,326,574

(a)	See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

(b)	Includes personal loans held for sale in 2016 in connection with the Lendmark Sale.

Comparison of Adjusted Pretax Income for 2018 and 2017

Interest income increased $372 million or 11% in 2018 when compared to 2017 primarily due to continued growth in our loan portfolio.

Interest expense increased $79 million or 10% in 2018 when compared to 2017 primarily due to the increase in average debt balances consistent with the growth in our loan portfolio and our strategic shifting of our funding to a more proportional mix of secured and unsecured debt.

See Notes 12 and 13 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our conduit facilities.

Provision for finance receivable losses increased $84 million in 2018 when compared to 2017 primarily driven by the growth in our loan portfolio and the proportional growth in loans classified as TDRs. This increase was partially offset by $12 million in the 2017 provision attributable to the hurricanes Harvey and Irma. The level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from 2017 due to the continued change in portfolio mix to more secured personal loans, and improvement in the effectiveness of our collections.

Other revenues decreased $7 million or 1% in 2018 when compared to 2017 primarily due to a decrease in investment revenue of $17 million primarily driven by lower realized gains on the sale of investment securities in 2018 offset by an increase in insurance revenues of $9 million during 2018 from higher insurance productivity.

Other expenses increased $57 million or 4% in 2018 when compared to 2017 primarily reflecting our initiatives to reinvest in the business and growth in our operations.

Comparison of Adjusted Pretax Income for 2017 and 2016

Interest income decreased $23 million in 2017 when compared to 2016 due to the net of the following:

•
Interest income on finance receivables held for sale decreased $56 million in 2017 due to the transfer of our personal loans to finance receivables held for sale in 2015 that were sold in the Lendmark Sale in May of 2016.

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

Provision for finance receivable losses increased $52 million in 2017 when compared to 2016 primarily due to (i) the growth in our personal loan portfolio during the past 12 months, (ii) continued alignment and enhancement of our collection practices which resulted in an increase in the loans now classified as TDR and (iii) the estimated impacts of hurricanes Harvey and Irma. Based on information available at the time, we estimated the impact to net charge-offs attributable to these hurricanes to be $12 million and increased our provision for finance receivable losses accordingly.

Other revenues decreased $39 million in 2017 when compared to 2016 primarily due to (i) a decrease in insurance revenues of $29 million during 2017 primarily due to lower volume of loans with insurance products sold and a decrease in revenue from runoff business and (ii) a decrease in investment revenue of $20 million primarily due to lower realized gains on securities sold and reinvestments into lower yielding assets. This decrease was offset by an increase in fee revenues of $10 million from home and auto membership plans sold in 2017.

Other expenses decreased $117 million in 2017 when compared to 2016 due to the net of the following:

•
Other operating expenses decreased $120 million primarily due to (i) a decrease in Citigroup transition expense of $55 million during 2017, (ii) lower professional, travel, and audit expenses of $41 million during 2017, and (iii) an increase in deferral of origination costs of $22 million related to higher loan originations.

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

ACQUISITIONS AND SERVICING

Adjusted pretax income for Acquisition and Servicing (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)
At or for the Years Ended December 31,	2018	2017	2016

Interest income	$—	$—	$102
Interest expense	—	—	20
Provision for finance receivable losses	—	—	14
Net interest income after provision for finance receivable losses	—	—	68
Other revenues	33	42	49
Other expenses	32	41	57
Adjusted pretax income (non-GAAP)	1	1	60
Pretax earnings attributable to non-controlling interests	—	—	28
Adjusted pretax income attributable to OMH (non-GAAP)	$1	$1	$32

Selected Financial Statistics *
Finance receivables held for investment:
Average net receivables	$—	$—	$414
Yield	—%	—%	24.56%
Net charge-off ratio	—%	—%	3.48%

* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

On March 31, 2016, we sold our equity interest in the SpringCastle Joint Venture, the primary component of our Acquisitions and Servicing segment.

OTHER

“Other” consists of our non-originating legacy operations which include other receivables consisting of our liquidating real estate loan and retail sales finance portfolios.

Adjusted pretax loss of the Other components (which is reported on an adjusted Segment Accounting Basis) was as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Interest income	$17	$23	$51
Interest expense	17	21	43
Provision for finance receivable losses (a)	(5)	7	6
Net interest income (loss) after provision for finance receivable losses	5	(5)	2
Other revenues (b)	—	3	(19)
Other expenses	25	33	26
Adjusted pretax loss (non-GAAP)	$(20)	$(35)	$(43)

(a)	Provision for finance receivable losses for 2017 includes a $5 million increase due to estimated net charge-offs attributable to the impact of hurricanes Harvey and Maria.

(b) Other revenues for purposes of our segment reporting presentation in Note 22 of the Notes to the Consolidated Financial Statements included in this report, we have combined the impairment recorded on the date the real estate loans were transferred to finance receivables held for sale with the subsequent loss on the sales of these loans in 2016. In 2018, the resulting impairment on finance receivables held for sale remaining after the December 2018 Real Estate Loan Sale has been combined with the gain on the sale.

Net finance receivables held for investment of the Other components (which are reported on a Segment Accounting Basis) were as follows:

(dollars in millions)
December 31,	2018 *	2017	2016

Net finance receivables
Personal loans	$—	$—	$11
Other receivables	—	142	165
Total	$—	$142	$176

*
On September 30, 2018, we transferred our real estate loans previously classified as Other Receivables from held for investment to held for sale. See Notes 5 and 7 of the Notes to the Consolidated Financial Statements included in this report for further information.

Credit Quality

FINANCE RECEIVABLES COMPOSITION

The following table presents the composition of our finance receivables for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total net finance receivables on a GAAP basis:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2018
Personal loans	$16,195	$—	$(31)	$16,164

December 31, 2017
Personal loans	$14,820	$—	$3	$14,823
Other receivables	—	142	(8)	134
Total	$14,820	$142	$(5)	$14,957

The largest component of our finance receivables and primary source of our interest income is our personal loan portfolio. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral or are unsecured. We consider the value of the collateral, the concentration of secured loans, and the delinquency status of our finance receivables as the primary indicators of credit quality. At December 31, 2018 and 2017 48% and 43%, respectively, of our personal loans, on a consolidated basis, were secured by titled collateral.

Beginning in 2018, we combined real estate loans and retail sales finance portfolio into “Other Receivables.” Previously, we presented real estate loans and retail sales finance portfolio as distinct receivable types. In order to conform to this new alignment, we have revised our prior period finance receivable disclosures. On September 30, 2018, we transferred our real estate loans previously classified as held for investment to held for sale. See Notes 5, 6 and 7 of the Notes to the Consolidated Financial Statements included in this report for further information.

Distribution of Finance Receivables by FICO Score

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including prime, near prime, and sub-prime.

We group FICO scores into the following credit strength categories:

•	Prime: FICO score of 660 or higher

•	Near prime: FICO score of 620-659

•	Sub-prime: FICO score of 619 or below

Our customers are described as prime at one end of the credit spectrum and non-prime at the other. Our customers’ demographics are in many respects near the national median but may vary from national norms in terms of credit and repayment histories. Many of our customers have experienced some level of prior financial difficulty or have limited credit experience and require higher levels of servicing and support from our branch network.

Our net finance receivables grouped into the following categories based solely on borrower FICO credit scores at the purchase, origination, renewal, or most recently refreshed date were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

December 31, 2018
FICO scores
660 or higher	$3,906	$—	$3,906
620-659	4,251	—	4,251
619 or below	8,007	—	8,007
Total	$16,164	$—	$16,164

December 31, 2017
FICO scores
660 or higher	$3,950	$45	$3,995
620-659	3,919	22	3,941
619 or below	6,954	67	7,021
Total	$14,823	$134	$14,957

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

The following table presents (i) delinquency information of the Company’s segments on a Segment Accounting Basis, (ii) reconciliations to our total net finance receivables on a GAAP basis, by number of days delinquent, and (iii) delinquency ratios as a percentage of net finance receivables:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2018
Current	$15,437	$—	$(26)	$15,411
30-59 days past due	231	—	(2)	229
Delinquent (60-89 days past due)	162	—	(1)	161
Performing	15,830	—	(29)	15,801

Nonperforming (90+ days past due)	365	—	(2)	363
Total net finance receivables	$16,195	$—	$(31)	$16,164

Delinquency ratio
30-89 days past due	2.43%	*	*	2.42%
30+ days past due	4.68%	*	*	4.66%
60+ days past due	3.26%	*	*	3.25%
90+ days past due	2.25%	*	*	2.25%

December 31, 2017
Current	$14,119	$109	$—	$14,228
30-59 days past due	205	9	(2)	212
Delinquent (60-89 days past due)	157	4	(1)	160
Performing	14,481	122	(3)	14,600

Nonperforming (90+ days past due)	339	20	(2)	357
Total net finance receivables	$14,820	$142	$(5)	$14,957

Delinquency ratio
30-89 days past due	2.44%	8.60%	*	2.49%
30+ days past due	4.73%	22.75%	*	4.88%
60+ days past due	3.35%	16.66%	*	3.46%
90+ days past due	2.29%	14.15%	*	2.39%

*	Not applicable.

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

Changes in the allowance for finance receivable losses for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to our total allowance for finance receivable losses on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Segment to GAAP Adjustment	Consolidated Total

Year Ended December 31, 2018
Balance at beginning of period	$724	$—	$35	$(62)	$697
Provision for finance receivable losses	1,047	—	(5)	6	1,048
Charge-offs	(1,127)	—	(3)	26	(1,104)
Recoveries	129	—	3	(19)	113
Other (a)	—	—	(30)	7	(23)
Balance at end of period	$773	$—	$—	$(42)	$731

Allowance ratio	4.77%	(b)	(b)	(b)	4.52%

Year Ended December 31, 2017
Balance at beginning of period	$732	$—	$31	$(74)	$689
Provision for finance receivable losses	963	—	7	(15)	955
Charge-offs	(1,100)	—	(7)	53	(1,054)
Recoveries	129	—	4	(26)	107
Balance at end of period	$724	$—	$35	$(62)	$697

Allowance ratio	4.88%	(b)	24.28%	(b)	4.66%

Year Ended December 31, 2016
Balance at beginning of period	$769	$4	$70	$(251)	$592
Provision for finance receivable losses	911	14	6	1	932
Charge-offs	(1,050)	(17)	(18)	210	(875)
Recoveries	102	3	8	(39)	74
Other (c)	—	(4)	(35)	5	(34)
Balance at end of period	$732	$—	$31	$(74)	$689

Allowance ratio	5.44%	(b)	17.51%	(b)	5.01%

(a) Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in Other Receivables from held for investment to finance receivables held for sale. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for further information.

(b)	Not applicable.

(c) Other consists of:

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for more information about the sale; and

•	the elimination of allowance for finance receivable losses due to the transfers of real estate loans held for investment to finance receivables held for sale during 2016.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, the underlying collateral, volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The level of allowance for finance receivable losses as a percentage of net finance receivables has decreased from prior periods due to the continued change in portfolio mix to more secured personal loans, improvement in the effectiveness of our collections, and the completion of our integration of the OneMain Acquisition.

See Note 6 of the Notes to the Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

Information regarding TDR finance receivables held for investment for each of the Company’s segments on a Segment Accounting Basis, as well as reconciliations to information regarding our total TDR finance receivables held for investment on a GAAP basis, were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

December 31, 2018
TDR net finance receivables	$555	$—	$(102)	$453
Allowance for TDR finance receivable losses	210	—	(40)	170

December 31, 2017
TDR net finance receivables	$481	$74	$(188)	$367
Allowance for TDR finance receivable losses	191	26	(70)	147

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

Redemption of OMFH 2019 Notes

On December 8, 2017, OMFH issued a notice of redemption to redeem all $700 million outstanding principal amount of OMFH’s 6.75% Senior Notes due 2019 at a redemption price equal to 103.375%, plus accrued and unpaid interest to the redemption date. The notes were redeemed on January 8, 2018. In connection with the redemption, we recognized approximately $1 million of net loss on repurchases and repayments of debt for the twelve months ended December 31, 2018.

Redemption of OMFH 2021 Notes

On March 19, 2018, OMFH provided notice of redemption to redeem $400 million in aggregate principal amount of OMFH Notes due 2021 at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on April 18, 2018. In connection with the redemption, we recognized approximately $4 million of net loss on repurchases and repayments of debt for the twelve months ended December 31, 2018.

On May 14, 2018, OMFH provided notice of redemption to redeem the remaining $400 million in aggregate principal amount of the OMFH Notes due 2021 at a redemption price in cash equal to the sum of (i) 103.625% of the principal amount of the notes and (ii) any accrued and unpaid interest to the redemption date on the principal amount. These notes were redeemed on June 13, 2018. In connection with the redemption, we recognized approximately $3 million of net loss on repurchase and repayments of debt for the twelve months ended December 31, 2018.

SFC’s Offering of 6.875% Senior Notes Due 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of the 6.875% SFC Notes under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee of the 6.875% SFC Notes on an unsecured basis. SFC used the net proceeds from the sale of the 6.875% SFC Notes for general corporate purposes, which included debt repurchases. See Note 12 of the Notes to the Consolidated Financial Statements included in this report for further information of the issuance.

SFC’s Offerings of 7.125% Senior Notes Due 2026

SFC issued a total of $1.6 billion aggregate principal amount of 7.125% Senior Notes due 2026 under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee of the 7.125% SFC Notes on an unsecured basis. SFC issued $900 million of the 7.125% SFC Notes on May 11, 2018 and $700 million of the 7.125% SFC Notes on August 10, 2018.

SFC used a portion of the net proceeds to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021 and used the remaining proceeds for other general corporate purposes, which included other debt repurchases and repayments.

See Note 12 of the Notes to the Consolidated Financial Statements included in this report for further information regarding these issuances.

Securitizations and Borrowings from Revolving Conduit Facilities

During 2018, we (i) completed three loan securitizations (OMFIT 2018-1, OMFIT 2018-2 and ODART 2018-1 see “Securitized Borrowings” below), and (ii) redeemed two securitizations (OMFIT 2014-2 and ODART 2016-1). At December 31, 2018, we had approximately $8.5 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During 2018, we (i) terminated two revolving conduit agreements, (ii) entered into three new revolving conduit facilities, (iii) extended the revolving period on five existing conduit facilities, and (iv) amended five existing conduit facilities to increase the maximum principal balance.

See Notes 12 and 13 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Subsequent to December 31, 2018, we completed the following transaction:

•
On January 23, 2019, we issued $632 million in notes backed by personal loans (“OMFIT 2019-1”), maturing in February 2031. We initially retained $32 million of the asset-backed notes, representing at least 5% of the initial note balance, distributed among each class of notes.

USES OF FUNDS

Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims and, to a lesser extent, expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

At December 31, 2018, we had $679 million of cash and cash equivalents, which included $226 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At December 31, 2018, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

During 2018, we generated net income of $447 million. Our net cash outflow from operating and investing activities totaled $351 million in 2018. At December 31, 2018, our scheduled principal and interest payments for 2019 on our existing debt (excluding securitizations) totaled $1.2 billion. As of December 31, 2018, we had $7.6 billion UPB of unencumbered personal loans and $169 million UPB of unencumbered real estate loans. These real estate loans are included in held for sale.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

See Notes 12 and 13 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

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

Although we have not paid dividends on our common stock since our initial public offering in 2013, on February 11, 2019, our board of directors approved an initial quarterly dividend of $0.25 per share, payable on March 15, 2019 to record holders of our common stock as of the close of business on February 26, 2019. While we intend to pay regular quarterly dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that our board of directors deems relevant. Our dividend payments may change from time to time, and we may not continue to declare dividends in the future.

LIQUIDITY

Operating Activities

Net cash provided by operations of $2.0 billion for 2018 reflected net income of $447 million, the impact of non-cash items, and a favorable change in working capital of $86 million. Net cash provided by operations of $1.6 billion for 2017 reflected net income of $183 million, the impact of non-cash items, and a favorable change in working capital of $17 million. Net cash provided by operations of $1.3 billion for 2016 reflected a net income of $243 million, the impact of non-cash items, and an unfavorable change in working capital of $119 million.

Investing Activities

Net cash used for investing activities of $2.4 billion for 2018 was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales and maturities of available-for-sale securities and proceeds from the December 2018 Real Estate Loan Sale. Net cash used for investing activities of $2.2 billion for 2017 was primarily due to net principal originations of finance receivables held for investment and held for sale, partially offset by net sales, calls, and maturities of available-for-sale securities. Net cash used for investing activities of $106 million for 2016 was primarily due to net principal collections and originations of finance receivables held for investment and held for sale, partially offset by the SpringCastle Interests Sale, the Lendmark Sale, the August 2016 Real Estate Loan Sale, and the December 2016 Real Estate Loan Sale.

Financing Activities

Net cash provided by financing activities of $44 million for 2018 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.875% SFC Notes in March of 2018 and the 7.125% SFC Notes in May and August of 2018. Net cash provided by financing activities of $975 million for 2017 was primarily due to net issuances of long-term debt, including SFC’s offerings of the 6.125% SFC Notes in May of 2017 and the 5.625% SFC Notes in December of 2017; offset primarily by the repayment at maturity of existing 6.90% Medium-Term Notes and the repurchase of existing 6.90% Medium-Term Notes. Net cash used for financing activities of $1.7 billion for 2016 was primarily due to net repayments of long term debt.

Liquidity Risks and Strategies

SFC’s credit ratings are non-investment grade, which has a significant impact on our cost and access to capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 14 of the Notes to the Consolidated Financial Statements included in this report for further information on these restrictions and the dividends paid by our insurance subsidiaries from 2016 through 2018.

OUR DEBT AGREEMENTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 12 of the Notes to the Consolidated Financial Statements included in this report for further information on the restrictive covenants under SFC’s debt agreements, as well as the guarantees of SFC’s long-term debt.

Securitized Borrowings

We execute private securitizations under Rule 144A of the Securities Act of 1933. As of December 31, 2018, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-A	$1,163	$1,250	$465	$509	3.93%	3 years
SLFT 2015-B	314	336	314	336	3.78%	5 years
SLFT 2016-A	532	559	490	515	3.10%	2 years
SLFT 2017-A	652	685	619	685	2.98%	3 years
OMFIT 2015-1	1,229	1,397	505	621	4.53%	3 years
OMFIT 2015-2	1,250	1,346	275	344	4.68%	2 years
OMFIT 2015-3	293	329	293	325	4.21%	5 years
OMFIT 2016-1	500	570	459	543	4.01%	3 years
OMFIT 2016-2	890	1,007	352	500	5.04%	2 years
OMFIT 2016-3	350	397	317	391	4.33%	5 years
OMFIT 2017-1	947	988	900	988	2.79%	2 years
OMFIT 2018-1	632	650	600	651	3.60%	3 years
OMFIT 2018-2	368	381	350	381	3.87%	5 years
ODART 2017-1	300	300	119	146	3.17%	1 year
ODART 2017-2	605	624	575	604	2.63%	1 year
ODART 2018-1	947	964	900	964	3.56%	2 years
Total securitizations	$10,972	$11,783	$7,533	$8,503

(a)	Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.

(b)	Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status.

Revolving Conduit Facilities

In addition to the structured financings, we had access to 11 conduit facilities with a total borrowing capacity of approximately$6.0 billion as of December 31, 2018:

(dollar in millions)	Note Maximum Balance	Amount Drawn	Revolving Period End	Due and Payable

Rocky River Funding, LLC	$400	$—	June 2020	July 2021
Thur River Funding, LLC	350	—	June 2020	February 2027
OneMain Financial Funding IX, LLC	600	—	June 2020	July 2021
Mystic River Funding, LLC	850	—	September 2020	October 2023
Fourth Avenue Auto Funding, LLC	250	—	September 2020	October 2021
OneMain Financial Funding VIII, LLC	650	—	August 2021	September 2023
OneMain Financial Auto Funding I, LLC	850	—	June 2021	July 2028
OneMain Financial Funding VII, LLC	850	—	June 2021	July 2023
Thayer Brook Funding, LLC	250	—	July 2021	August 2022
Hubbard River Funding, LLC	250	—	September 2021	October 2023
Seine River Funding, LLC	650	—	October 2021	November 2024
Total	$5,950	$—

See “Liquidity and Capital Resources - Sources of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization and conduit transactions completed subsequent to December 31, 2018.

Contractual Obligations

At December 31, 2018, our material contractual obligations were as follows:

(dollars in millions)	2019	2020-2021	2022-2023	2024+	Securitizations	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$7,533	$7,533
Medium-term notes	686	1,945	2,175	2,849	—	7,655
Junior subordinated debt	—	—	—	350	—	350
Total principal maturities	686	1,945	2,175	3,199	7,533	15,538
Interest payments on debt (b)	538	894	586	1,100	508	3,626
Operating leases (c)	60	87	38	12	—	197
Total	$1,284	$2,926	$2,799	$4,311	$8,041	$19,361

(a)
On-balance sheet securitizations and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments. At December 31, 2018, there were no amounts drawn under our revolving conduit facilities.

(b)	Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2018.

(c)	Operating leases include annual rental commitments for leased office space, automobiles, and information technology and related equipment.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules. We had no off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2018 or December 31, 2017, other than certain representations and warranties associated with the sales of the mortgage-backed retained certificates during 2014. As of December 31, 2018, we had no repurchase activity related to these sales.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. In our roll rate-based model, our finance receivable types are stratified by contractual delinquency stages (i.e., current, 1-29 days past due, 30-59 days past due, etc.) and collateral mix projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

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

FAIR VALUE MEASUREMENTS

Management is responsible for the determination of the fair value of our financial assets and financial liabilities and the supporting methodologies and assumptions. We employ widely used financial techniques or utilize third party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments or pools of finance receivables. When our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, we determine fair value either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely used financial techniques.

GOODWILL AND OTHER INTANGIBLE ASSETS

For goodwill and indefinite lived intangible assets, we first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test annually as of October 1 of each year. For goodwill, if the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, we proceed with the quantitative impairment test. When necessary, the fair value of the reporting unit is calculated utilizing the income approach, which uses prospective financial information of the reporting unit discounted at a rate that we estimate a market participant would use. For indefinite lived intangible assets, if the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets.

For those net intangible assets with a finite useful life, we review such intangibles for impairment at least annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Recent Accounting Pronouncements

See Note 4 of the Notes to the Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts and seasonality of demand. Demand for our personal loans is usually lower in January and February after the holiday season and as a result of tax refunds. Delinquencies on our personal loans are generally lowest in the first quarter and tend to rise throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain of our assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 bps increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2018		2017
(dollars in millions)	+100 bps	-100 bps	+100 bps	-100 bps

Assets
Net finance receivables, less allowance for finance receivable losses	$(182)	$187	$(217)	$223
Finance receivables held for sale	(8)	10	(10)	12
Fixed-maturity investment securities	(66)	71	(62)	68

Liabilities
Long-term debt	$(391)	$361	$(375)	$236

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

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2019

We have served as the Company’s auditor since 2002.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2018	2017

Assets
Cash and cash equivalents	$679	$987
Investment securities	1,694	1,697
Net finance receivables:
Personal loans (includes loans of consolidated VIEs of $8.5 billion in 2018 and $9.8 billion in 2017)	16,164	14,823
Other receivables	—	134
Net finance receivables	16,164	14,957
Unearned insurance premium and claim reserves	(662)	(590)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $444 million in 2018 and $465 million in 2017)	(731)	(697)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,771	13,670
Finance receivables held for sale	103	132
Restricted cash and restricted cash equivalents (include restricted cash and restricted cash equivalents of consolidated VIEs of $479 million in 2018 and $482 million in 2017)	499	498
Goodwill	1,422	1,422
Other intangible assets	388	440
Other assets	534	587
Total assets	$20,090	$19,433
Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $7.5 billion in 2018 and $8.7 billion in 2017)	$15,178	$15,050
Insurance claims and policyholder liabilities	685	737
Deferred and accrued taxes	45	45
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2018 and in 2017)	383	323
Total liabilities	16,291	16,155
Commitments and contingent liabilities (Note 19)

Shareholders’ equity:
Common stock, par value $.01 per share; 2,000,000,000 shares authorized, 135,832,278 and 135,349,638 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	1,681	1,560
Accumulated other comprehensive income (loss)	(34)	11
Retained earnings	2,151	1,706
Total shareholders’ equity	3,799	3,278
Total liabilities and shareholders’ equity	$20,090	$19,433

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2018	2017	2016

Interest income:
Finance charges	$3,645	$3,183	$3,036
Finance receivables held for sale originated as held for investment	13	13	74
Total interest income	3,658	3,196	3,110

Interest expense	875	816	856

Net interest income	2,783	2,380	2,254

Provision for finance receivable losses	1,048	955	932

Net interest income after provision for finance receivable losses	1,735	1,425	1,322

Other revenues:
Insurance	429	420	449
Investment	66	73	86
Net loss on repurchases and repayments of debt	(9)	(29)	(17)
Net gain on sale of SpringCastle interests	—	—	167
Net gain on sales of personal and real estate loans	18	—	18
Other	70	96	70
Total other revenues	574	560	773

Other expenses:
Operating expenses:
Salaries and benefits	903	757	788
Acquisition-related transaction and integration expenses	54	69	108
Other operating expenses	536	544	676
Insurance policy benefits and claims	192	184	167
Total other expenses	1,685	1,554	1,739

Income before income taxes	624	431	356

Income taxes	177	248	113

Net income	447	183	243
Net income attributable to non-controlling interests	—	—	28
Net income attributable to OneMain Holdings, Inc.	$447	$183	$215

Share Data:
Weighted average number of shares outstanding:
Basic	135,702,989	135,249,314	134,718,588
Diluted	136,034,143	135,678,991	135,135,860
Earnings per share:
Basic	$3.29	$1.35	$1.60
Diluted	$3.29	$1.35	$1.59

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Net income	$447	$183	$243

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(44)	21	36
Retirement plan liability adjustments	(7)	12	22
Foreign currency translation adjustments	(9)	6	4
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	9	(7)	(13)
Retirement plan liability adjustments	3	(3)	(7)
Foreign currency translation adjustments	—	(2)	(1)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(48)	27	41
Reclassification adjustments included in net income:
Net realized losses (gains) on available-for-sale securities	2	(14)	(15)
Retirement plan liability adjustments	—	(2)	—
Foreign currency translation adjustments	—	—	(4)
Income tax effect:
Net realized gains (loss) on available-for-sale securities	(1)	5	5
Retirement plan liability adjustments	—	1	—
Reclassification adjustments included in net income, net of tax	1	(10)	(14)
Other comprehensive income (loss), net of tax	(47)	17	27

Comprehensive income	400	200	270

Comprehensive income attributable to non-controlling interests	—	—	28

Comprehensive income attributable to OneMain Holdings, Inc	$400	$200	$242

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	OneMain Holdings, Inc. Shareholders’ Equity	Non-controlling Interests	Total Shareholders' Equity

Balance, January 1, 2018	$1	$1,560	$11	$1,706	$3,278	$—	$3,278
Non-cash incentive compensation from SFH	—	110	—	—	110	—	110
Share-based compensation expense, net of forfeitures	—	21	—	—	21	—	21
Withholding tax on share-based compensation	—	(10)	—	—	(10)		(10)
Other comprehensive loss	—	—	(47)	—	(47)	—	(47)
Impact of AOCI reclassification due to the Tax Act	—	—	2	(2)	—	—	—
Net income	—	—	—	447	447	—	447
Balance, December 31, 2018	$1	$1,681	$(34)	$2,151	$3,799	$—	$3,799

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066	$—	$3,066
Share-based compensation expense, net of forfeitures	—	17	—	—	17	—	17
Withholding tax on share-based compensation	—	(5)	—	—	(5)	—	(5)
Other comprehensive income	—	—	17	—	17	—	17
Net income	—	—	—	183	183	—	183
Balance, December 31, 2017	$1	$1,560	$11	$1,706	$3,278	$—	$3,278

Balance, January 1, 2016	$1	$1,533	$(33)	$1,308	$2,809	$(79)	$2,730
Share-based compensation expense, net of forfeitures	—	22	—	—	22	—	22
Withholding tax on share-based compensation	—	(7)	—	—	(7)	—	(7)
Change in non-controlling interests:
Distributions declared to joint venture partners	—	—	—	—	—	(18)	(18)
Sale of equity interests in SpringCastle joint venture	—	—	—	—	—	69	69
Other comprehensive income	—	—	27	—	27	—	27
Net income	—	—	—	215	215	28	243
Balance, December 31, 2016	$1	$1,548	$(6)	$1,523	$3,066	$—	$3,066

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions) Years Ended December 31,	2018	2017	2016

Cash flows from operating activities
Net income	$447	$183	$243
Reconciling adjustments:
Provision for finance receivable losses	1,048	955	932
Depreciation and amortization	289	328	521
Deferred income tax charge (benefit)	23	30	(97)
Net gain on liquidation of United Kingdom Subsidiary	—	—	(4)
Net gain on sales of personal and real estate loans (a)	(2)	—	(18)
Net loss on repurchases and repayments of debt	9	29	17
Non-cash incentive compensation from SFH	110	—	—
Share-based compensation expense, net of forfeitures	21	17	22
Net gain on sale of SpringCastle interests	—	—	(167)
Other	15	(4)	(8)
Cash flows due to changes in other assets and other liabilities	86	17	(119)
Net cash provided by operating activities	2,046	1,555	1,322

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(2,373)	(2,275)	(1,203)
Proceeds on sales of finance receivables held for sale originated as held for investment	100	—	930
Proceeds from sale of SpringCastle interests, net of restricted cash released	—	—	26
Cash received from CitiFinancial Credit Company	—	—	23
Available-for-sale securities purchased	(680)	(671)	(746)
Available-for-sale securities called, sold, and matured	563	739	837
Other securities purchased	(11)	—	(17)
Trading and other securities called, sold, and matured	36	18	63
Other, net	(32)	(3)	(19)
Net cash used for investing activities	(2,397)	(2,192)	(106)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	5,525	5,427	6,660
Repayment of long-term debt	(5,471)	(4,447)	(8,320)
Distributions to joint venture partners	—	—	(18)
Withholding tax on share-based compensation	(10)	(5)	(7)
Net cash provided by (used for) financing activities	44	975	(1,685)

Effect of exchange rate changes on cash and cash equivalents	—	—	1

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(307)	338	(468)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,485	1,147	1,615
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	1,178	1,485	1,147

(a)
In 2018, the gain on sale of real estate loans has been combined with the resulting impairment on finance receivables held for sale remaining after the December 2018 Real Estate Loan Sale. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for more information regarding the sale.

Consolidated Statements of Cash Flows (Continued)

(dollars in millions) Years Ended December 31,	2018	2017	2016

Supplemental cash flow information
Cash and cash equivalents	679	987	579
Restricted cash and restricted cash equivalents	499	498	568
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,178	$1,485	$1,147

Interest paid	$(752)	$(746)	$(765)
Income taxes paid	(150)	(156)	(249)

Supplemental non-cash activities
Transfer of net finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	$111	$—	$1,945
Transfer of finance receivables to real estate owned	7	9	8

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2018

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

Prior to June 25, 2018, Springleaf Financial Holdings LLC (“SFH”), owned approximately 44% of OMH’s common stock. SFH was owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”).

On January 3, 2018, an investor group led by funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, “Apollo”) and Värde Partners, Inc. (“Värde” and together with Apollo, collectively, the “Apollo-Värde Group”) entered into a Share Purchase Agreement with SFH and the Company to acquire from SFH 54,937,500 shares of OMH’s common stock, par value $0.01 per share, at a purchase price per share of $26.00, representing the entire holdings of our stock beneficially owned by Fortress. This transaction closed on June 25, 2018 for an aggregate purchase price of approximately $1.4 billion in cash (the “Apollo-Värde Transaction”). At December 31, 2018, the Apollo-Värde Group owned approximately 40.5% of OMH’s common stock. Upon closing of the Apollo-Värde Transaction, we entered into an Amended and Restated Stockholders’ Agreement, the terms of which are described in our Current Report on Form 8-K filed with the SEC on June 25, 2018. As provided for in the Amended and Restated Stockholders’ Agreement, the Apollo-Värde Group has designated six of our nine directors.

2. Significant Transactions

ONEMAIN ACQUISITION

On November 15, 2015, OMH completed its acquisition of OneMain from Citigroup for approximately $4.5 billion in cash (the “OneMain Acquisition”). OneMain is a leading consumer finance company in the United States, providing personal loans to primarily middle income households through a national, community based network. The results of OneMain are included in our consolidated results from November 1, 2015, pursuant to our contractual agreements with Citigroup.

In connection with the closing of the OneMain Acquisition, on November 13, 2015, OMH and certain of its subsidiaries entered into an Asset Preservation Stipulation and Order and agreed to a Proposed Final Judgment (collectively, the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”), as well as the state attorneys general for Colorado, Idaho, Pennsylvania, Texas, Virginia, Washington and West Virginia. The Settlement Agreement resolved the inquiries of the DOJ and such attorneys general with respect to the OneMain Acquisition and allowed OMH to proceed with the closing. Pursuant to the Settlement Agreement, OMH agreed to divest 127 branches of SFC subsidiaries across 11 states as a condition for approval of the OneMain Acquisition. The Settlement Agreement required certain of OMH’s subsidiaries (the “Branch Sellers”) to operate these 127 branches as an ongoing, economically viable and competitive business until sold to the divestiture purchaser. The court overseeing the settlement appointed a third party monitor to oversee management of the divestiture branches and ensure the Company’s compliance with the terms of the Settlement Agreement. The sale contemplated under the terms of the Settlement Agreement was consummated through the Lendmark Sale described below.

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

As of December 31, 2018, we had incurred approximately $293 million of acquisition-related transaction and integration expenses ($54 million incurred during 2018) in connection with the OneMain Acquisition and the Lendmark Sale, which we report as a component of operating expenses. These expenses primarily include transaction costs, technology termination and certain compensation and benefit related costs.

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

In connection with the SpringCastle Interests Sale, the SpringCastle Buyers paid $101 million of the aggregate purchase price to the SpringCastle Sellers on March 31, 2016, with the remaining $11 million paid into an escrow account on July 29, 2016. Such escrowed funds are expected to be held in escrow for a period of up to 5 years following March 31, 2016, and, subject to the terms of the purchase agreement and assuming certain portfolio performance requirements are satisfied, paid to the SpringCastle Sellers at the end of such five-year period. In connection with the SpringCastle Interests Sale, we recorded a net gain in other revenues at the time of sale of $167 million.

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

REAL ESTATE LOAN SALES

December 2018 Real Estate Loan Sale

During 2018, we transferred Other receivables from held for investment to held for sale. On December 21, 2018, SFC and certain of its subsidiaries sold a portfolio of real estate loans, classified in finance receivables held for sale, for aggregate cash proceeds of $100 million with a carrying value of $82 million (the “December 2018 Real Estate Loan Sale”). In connection with this sale, we recorded a net gain in other revenues at the time of sale of $18 million. After the recognition of this sale, the carrying value of the remaining loans classified in finance receivables held for sale exceeded their fair value and, accordingly, we marked the remaining loans to fair value and recorded an impairment in other revenue of $16 million. The purchase and sale agreement includes customary representations and warranties and indemnification provisions.

August and December 2016 Real Estate Loan Sales

During 2016, SFC and certain of its subsidiaries sold a portfolio of second lien real estate loans for aggregate cash proceeds of $246 million (the “August 2016 Real Estate Loan Sale”) and a portfolio of first and second lien real estate loans for aggregate cash proceeds of $58 million (the “December 2016 Real Estate Loan Sale”). In connection with these sales, we recorded a net loss in other revenues of $4 million for the August 2016 Real Estate Loan Sale and less than $1 million for the December 2016 Real Estate Loan Sale. Unless we are terminated or we resign as servicer, we will continue to service the loans included in the August 2016 Real Estate Loan Sale pursuant to a servicing agreement. The purchase and sale agreements and the servicing agreement include customary representations and warranties and indemnification provisions.

SFC’S MEDIUM-TERM NOTE ISSUANCES

6.875% Senior Notes Due 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 (the “6.875% SFC Notes”).

7.125% Senior Notes Due 2026

On May 11, 2018 and August 10, 2018 SFC issued $900 million and $700 million, respectively of aggregate principal amount of 7.125% Senior Notes due 2026 (the “7.125% SFC Notes”).

6.125% Senior Notes Due 2022

On May 15, 2017, SFC issued $500 million aggregate principal amount of 6.125% Senior Notes due 2022 (the “2022 SFC Notes”).

On May 30, 2017, SFC issued $500 million aggregate principal amount of additional 2022 SFC Notes (the “Additional SFC Notes”) in an add-on offering.

5.625% Senior Notes Due 2023

On December 8, 2017, SFC issued $875 million aggregate principal amount of 5.625% Senior Notes due 2023 (the ‘‘5.625%
SFC Notes’’).

8.25% Senior Notes Due 2020

On April 11, 2016, SFC issued $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2020 (the “8.25% SFC Notes”).

See Note 12 for further information regarding our debt issuances.

SFH SHARE SALES

Apollo-Värde Transaction

On January 3, 2018, the Apollo-Värde Group entered into a Share Purchase Agreement with SFH and the Company to acquire from SFH 54,937,500 shares of our common stock representing the entire holdings of our stock beneficially owned by Fortress. The Apollo-Värde Transaction closed on June 25, 2018 for an aggregate purchase price of approximately $1.4 billion in cash.

As disclosed in Note 21 of the Notes to the Consolidated Financial Statements in this report, certain executives of the Company had previously been granted incentive units that only provide benefits (in the form of distributions) if SFH makes distributions to one or more of its common members that exceed specified amounts. In connection with the Apollo-Värde Transaction, certain executive officers who are holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH as a result of their ownership interests in SFH.  Although the distribution was not made by the Company or its subsidiaries, in accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral and not tax deductible.

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

3. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using GAAP. The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned, except for certain indirect subsidiaries associated with a joint venture in which we owned a 47% equity interest prior to March 31, 2016), and VIEs in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2018 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

ACCOUNTING POLICIES

Operating Segments

Our segments coincide with how our businesses are managed. At December 31, 2018, our two segments include:

•	Consumer and Insurance; and

•	Acquisitions and Servicing.

In connection with the OneMain Acquisition, we include OneMain’s operations in our Consumer and Insurance segment.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include: (i) our liquidating real estate loans; (ii) our liquidating retail sales finance portfolio; (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of the Springleaf United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

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

We stop accruing finance charges when four contractual payments become past due for personal loans. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

For certain finance receivables that had a carrying value that included a purchase premium or discount, we stop accreting the premium or discount at the time we stop accruing finance charges. We do not reverse accretion of premium or discount that was previously recognized.

We recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. We resume the accrual of interest on a nonaccrual finance receivable when the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual. At that time, we also resume accretion of any unamortized premium or discount resulting from a previous purchase premium or discount.

We accrete the amount required to adjust the initial fair value of our purchased finance receivables to their contractual amounts over the life of the related finance receivable for non-credit impaired finance receivables and over the life of a pool of finance receivables for purchased credit impaired finance receivables as described in our policy for purchase credit impaired finance receivables.

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

Troubled Debt Restructured Finance Receivables

We make modifications to our personal loans to assist borrowers who are experiencing financial difficulty, are in bankruptcy or are participating in a consumer credit counseling arrangement. We make modifications to our real estate loans to assist borrowers in avoiding foreclosure. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish reserves on our TDR finance receivables by discounting the estimated cash flows associated with the respective receivables at the effective interest rate prior to the modification to the account and record any difference between the discounted cash flows and the carrying value as an allowance adjustment.

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

Management considers numerous internal and external factors in estimating probable incurred losses in our finance receivable portfolio, including the following:

•	prior finance receivable loss and delinquency experience;

•	underlying collateral

•	the composition of our finance receivable portfolio; and

•	current economic conditions, including the levels of unemployment and personal bankruptcies.

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

Management exercises its judgment, based on quantitative analyses, qualitative factors, such as recent delinquency, underlying collateral, recoverability of collateral securing our finance receivables, other credit trends, and experience in the consumer finance industry, when determining the amount of the allowance for finance receivable losses. We adjust the amounts determined by the roll rate-based model for management’s estimate of the effects of model imprecision, any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies. We charge or credit this adjustment to expense through the provision for finance receivable losses.

We generally charge off to the allowance for finance receivable losses personal loans that are beyond seven payments past due. Generally, we start repossession of the titled personal property when the customer becomes two payments days past due and may charge-off prior to the account becoming seven payments past due.

We infrequently extend the charge-off period for individual personal and real estate loan accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies.

We may renew delinquent secured or unsecured personal loan accounts if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the renewed loan. We subject all renewals to the same credit risk underwriting process as we would a new application for credit.

For our personal loans, we may offer those customers whose accounts are in good standing the opportunity of a deferment, which extends the term of an account. We may extend this offer to customers when they are experiencing higher than normal personal expenses. Generally, this offer is not extended to customers who are delinquent. However, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem. The account must be current after granting the deferment. To evaluate whether a borrower’s financial difficulties are temporary or other than temporary we review the terms of each deferment to ensure that the borrower has the financial ability to repay the outstanding principal and associated interest in full following the deferment and after the customer is brought current. If, following this analysis, we believe a borrower’s financial difficulties are other than temporary, we will not grant deferment, and the loans may continue to age until they are charged off. We generally limit a customer to two deferments in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies. Additionally, for borrowers that do not meet the qualifications of a deferment, we may also offer a cure agreement, settlement or a loan modification.

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

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDR finance receivables represents loan-specific reserves based on an analysis of the present value of expected future cash flows. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDR finance receivables. The primary assumptions to estimate these expected cash flows are prepayment speeds, default rates, and severity rates.

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

Reserve for Sales Recourse Obligations

When we sell finance receivables, we may establish a reserve for sales recourse in other liabilities, which represents our estimate of losses to be: (a) incurred by us on the repurchase of certain finance receivables that we previously sold; and (b) incurred by us for the indemnification of losses incurred by purchasers. Certain sale contracts include provisions requiring us to repurchase a finance receivable or indemnify the purchaser for losses it sustains with respect to a finance receivable if a borrower fails to make initial loan payments to the purchaser or if the accompanying real estate loan breaches certain customary representations and warranties. These representations and warranties are made to the purchaser with respect to various characteristics of the finance receivable, such as the manner of origination, the nature and extent of underwriting standards applied, the types of documentation being provided, and, in limited instances, reaching certain defined delinquency limits. Although the representations and warranties are typically in place for the life of the finance receivable, we believe that most repurchase requests occur within the first five years of the sale of a finance receivable. In addition, an investor may request that we refund a portion of the premium paid on the sale of real estate loans if a loan is prepaid within a certain amount of time from the date of sale. At the time of sale (exclusive of finance receivables included in our on-balance sheet securitizations), we record a provision for recourse obligations for estimated repurchases, loss indemnification and premium recapture on finance receivables sold, which is charged to other revenues. Any subsequent adjustments resulting from changes in estimated recourse exposure are recorded in other revenues.

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

We first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, we proceed with the quantitative impairment test. When necessary, the fair value of the reporting unit is calculated using the income approach based upon prospective financial information of the reporting unit discounted at a rate we estimate a market participant would use.

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

Investment Securities

We generally classify our investment securities as available-for-sale or other, depending on management’s intent. Our investment securities classified as available-for-sale are recorded at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income or loss in shareholders’ equity. We record interest receivable on investment securities in other assets.

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

Other Invested Assets

Commercial real estate loans and insurance policy loans are part of our investment portfolio and we include them in other assets at amortized cost. We recognize interest on commercial real estate loans and insurance policy loans as revenue on the accrual basis using the interest method. We stop accruing revenue when collection of interest becomes uncertain. We include other invested asset revenue in investment revenues. We record accrued other invested asset revenue receivable in other assets.

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

Fair Value Measurements

Management is responsible for the determination of the fair value of our financial assets and financial liabilities and the supporting methodologies and assumptions. We employ widely accepted internal valuation models or utilize third party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments or pools of finance receivables. When our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, we determine fair value either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

Our valuation process typically requires obtaining data about market transactions and other key valuation model inputs from internal or external sources and, through the use of widely accepted valuation models, provides a single fair value measurement for individual securities or pools of finance receivables. The inputs used in this process include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, bid-ask spreads, currency rates, and other market-observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from our valuation service providers through various analytical techniques. As part of our internal price reviews, assets that fall outside a price change tolerance are sent to our third party investment manager for further review. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities.

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

4. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Revenue Recognition

In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a consistent revenue accounting model across industries. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2014-09. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of the Company’s revenues are generated from activities that are outside the scope of this ASU. We adopted this ASU and its amendments as of January 1, 2018 and concluded they do not have a material impact on our consolidated financial statements.

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

In August of 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and make certain improvements to simplify the application of the hedge accounting guidance. The amendments in this ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amend the presentation and disclosure requirements and change how entities assess effectiveness. Entities are required to apply the amendments of this ASU as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The amendments in this ASU will become effective for fiscal years beginning January 1, 2019. We elected to early adopt during the fourth quarter of 2018 and concluded that it does not have a material impact on our consolidated financial statements.

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

The Company’s leases primarily consist of leased office space, automobiles and information technology equipment. We completed the implementation of a new leasing system that will allow us to account for these leases in accordance with the new guidance. We have elected the option to adopt the standard on the date of initial application as opposed to the modified retrospective approach. Upon our adoption of this ASU on January 1, 2019, we expect to record a $183 million right-of-use asset in Other Assets and a $183 million lease liability in Other Liabilities.

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

The ASU requires that credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and that are measured at amortized cost basis be determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial allowance for credit losses is added to the purchase price of the financial asset rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses are recorded in earnings. Interest income should be recognized based on the effective rate, excluding the discount embedded in the purchase price attributable to expected credit losses at acquisition.

The ASU also requires companies to record allowances for held-to-maturity and available-for-sale debt securities rather than write-downs of such assets.

In addition, the ASU requires qualitative and quantitative disclosures that provide information about the allowance and the significant factors that influenced management’s estimate of the allowance.

The ASU will become effective for the Company for fiscal years beginning January 1, 2020. Early adoption is permitted for fiscal years beginning January 1, 2019. The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all updates from this ASU at the time of adoption. We continue to refine the development of an acceptable model to estimate the expected credit losses in accordance with our model governance policies. After the model has been subject to a parallel testing phase in 2019, the Company will provide further disclosure regarding the estimated impact on our allowance for finance receivable losses. In addition to the development of the model, we are assessing the additional disclosure requirements from this update and the impact the adoption may have on any available-for-sale securities held by the Company. We believe the adoption of this ASU will have a material effect on our consolidated financial statements through an increase to the allowance for finance receivable losses, an increase to deferred tax assets and a corresponding one-time cumulative reduction to retained earnings, net of tax, in the consolidated balance sheet as of the beginning of the year of adoption.

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The amendments in this ASU become effective for fiscal years beginning January 1, 2021. We have established a cross-functional implementation team and a project plan to ensure we comply with all the amendments in this ASU at the time of adoption. We are currently evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued during 2018, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

5. Finance Receivables

Our finance receivables consist of personal loans and, prior to September 30, 2018, also included other receivables as defined below:

•	Personal loans — are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral or are unsecured.

•
Other receivables — consist of our loan portfolios in a liquidating status. We ceased originating real estate loans in 2012 and purchasing retail sales finance contracts and revolving retail accounts (“retail sales finance portfolio”) in 2013. We continue to service or sub-service the liquidating real estate loans and retail sales finance contracts. Beginning in 2018, we combined real estate loans and retail sales finance portfolio into “Other Receivables.” Previously, we presented real estate loans and retail sales finance portfolio as distinct receivable types. In order to conform to this new alignment, we have revised our prior period finance receivable disclosures.

On September 30, 2018, we transferred our real estate loans previously classified as Other Receivables from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Subsequent to the transfer, we sold a portfolio of real estate loans, the December 2018 Real Estate Loan Sale. See Notes 2, 6 and 7 included in this report for additional information.

Components of net finance receivables held for investment by type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

December 31, 2018
Gross receivables (a)(b)	$15,978	$—	$15,978
Unearned points and fees	(201)	—	(201)
Accrued finance charges	253	—	253
Deferred origination costs	134	—	134
Total	$16,164	$—	$16,164

December 31, 2017
Gross receivables (a)(b)	$14,664	$133	$14,797
Unearned points and fees	(168)	—	(168)
Accrued finance charges	210	1	211
Deferred origination costs	117	—	117
Total	$14,823	$134	$14,957

(a)	Gross receivables are defined as follows:

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

At December 31, 2018 and 2017, unused lines of credit extended to customers by the Company were immaterial.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2018		2017 *
(dollars in millions)	Amount	Percent	Amount	Percent

Texas	$1,446	9%	$1,302	9%
North Carolina	1,178	7	1,155	8
California	994	6	883	6
Pennsylvania	945	6	883	6
Florida	832	5	678	5
Ohio	791	5	726	5
Illinois	700	4	668	4
Indiana	653	4	608	4
Virginia	651	4	641	4
Georgia	650	4	618	4
Tennessee	547	3	520	3
Other	6,777	43	6,275	42
Total	$16,164	100%	$14,957	100%

*	December 31, 2017 concentrations of net finance receivables are presented in the order of December 31, 2018 state concentrations.

CREDIT QUALITY INDICATOR

We consider the value of the collateral, the concentration of secured loans, and the delinquency status of our finance receivables as our primary credit quality indicators. At December 31, 2018 and 2017 48% and 43% of our personal loans were secured by titled collateral, respectively. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of net finance receivables held for investment by type and by number of days delinquent:

(dollars in millions)	Personal Loans	Other Receivables	Total

December 31, 2018
Performing
Current	$15,411	$—	$15,411
30-59 days past due	229	—	229
60-89 days past due	161	—	161
Total performing	15,801	—	15,801
Nonperforming
90-179 days past due	355	—	355
180 days or more past due	8	—	8
Total nonperforming	363	—	363
Total	$16,164	$—	$16,164

December 31, 2017
Performing
Current	$14,124	$104	$14,228
30-59 days past due	204	8	212
60-89 days past due	157	3	160
Total performing	14,485	115	14,600
Nonperforming
90-179 days past due	332	4	336
180 days or more past due	6	15	21
Total nonperforming	338	19	357
Total	$14,823	$134	$14,957
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

At December 31, 2018 and 2017, finance receivables held for sale totaled $103 million and $132 million, respectively, which include purchased credit impaired finance receivables, as well as TDR finance receivables. Therefore, we are presenting the financial information for our purchased credit impaired finance receivables and TDR finance receivables combined for finance receivables held for investment and finance receivables held for sale in the tables below. See Note 7 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)
December 31,	2018	2017

OM Loans
Carrying amount, net of allowance	$89	$176
Outstanding balance (a)	135	243
Allowance for purchased credit impaired finance receivable losses	—	6

FA Loans (b)
Carrying amount, net of allowance	$28	$57
Outstanding balance (a)	48	94
Allowance for purchased credit impaired finance receivable losses	—	9

(a)	Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b)	Purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
December 31,	2018	2017

Carrying amount	$28	$44
Outstanding balance	48	72

The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired loans held for investment being higher than the present value of the expected cash flows.

Changes in accretable yield for purchased credit impaired finance receivables held for investment and held for sale were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

OM Loans
Balance at beginning of period	$47	$59	$151
Accretion (a)	(27)	(34)	(69)
Other (b)	—	—	(23)
Reclassifications from (to) nonaccretable difference (c)	19	22	—
Balance at end of period	$39	$47	$59

SCP Loans
Balance at beginning of period	$—	$—	$375
Accretion (a)	—	—	(16)
Transfer due to finance receivables sold	—	—	(359)
Balance at end of period	$—	$—	$—

FA Loans
Balance at beginning of period	$53	$60	$66
Accretion (a)	(4)	(5)	(7)
Reclassifications from (to) nonaccretable difference (c)	—	(2)	12
Transfer due to finance receivables sold	(22)	—	(11)
Balance at end of period	$27	$53	$60

(a)	Accretion on our purchased credit impaired FA Loans held for sale included in the table above were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Accretion	$4	$4	$5

(b)
Other reflects a measurement period adjustment in the first quarter of 2016 based on a change in the expected cash flows in the purchase credit impaired portfolio related to the OneMain Acquisition. The measurement period adjustment created a decrease of $23 million to the beginning balance of the OM Loans accretable yield.

(c)	Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower)
estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables (a)	Total

December 31, 2018
TDR gross finance receivables (b)	$450	$89	$539
TDR net finance receivables	453	75	528
Allowance for TDR finance receivable losses	170	—	170

December 31, 2017
TDR gross finance receivables (b)	$318	$139	$457
TDR net finance receivables	318	140	458
Allowance for TDR finance receivable losses	135	12	147

(a)	Other Receivables held for sale included in the table above were as follows:

(dollars in millions)
December 31,	2018	2017

TDR gross finance receivables	$89	$90
TDR net finance receivables	75	91

(b)	As defined earlier in this Note.

As of December 31, 2018, we had no commitments to lend additional funds on our TDR finance receivables.

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	Other Receivables (b)	Total

Year Ended December 31, 2018
TDR average net receivables	$383	$130	$513
TDR finance charges recognized	45	7	52

Year Ended December 31, 2017
TDR average net receivables	$231	$140	$371
TDR finance charges recognized	33	9	42

Year Ended December 31, 2016
TDR average net receivables	$95	$175	$270
TDR finance charges recognized	12	11	23

(a) TDR personal loans held for sale included in the table above were immaterial.

(b) Other Receivables held for sale included in the table above were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

TDR average net receivables	$98	$91	$102
TDR finance charges recognized	5	6	6

Information regarding the new volume of the TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans (a)	SpringCastle Portfolio	Other Receivables (b)	Total

Year Ended December 31, 2018
Pre-modification TDR net finance receivables	$377	$—	$3	$380
Post-modification TDR net finance receivables:
Rate reduction	$289	$—	$3	$292
Other (c)	88	—	—	88
Total post-modification TDR net finance receivables	$377	$—	$3	$380
Number of TDR accounts	57,324	—	70	57,394

Year Ended December 31, 2017
Pre-modification TDR net finance receivables	$327	$—	$16	$343
Post-modification TDR net finance receivables:
Rate reduction	$251	$—	$16	$267
Other (c)	75	—	—	75
Total post-modification TDR net finance receivables	$326	$—	$16	$342
Number of TDR accounts	45,560	—	510	46,070

Year Ended December 31, 2016
Pre-modification TDR net finance receivables	$211	$1	$16	$228
Post-modification TDR net finance receivables:
Rate reduction	$194	1	$16	$211
Other (c)	12	—	1	13
Total post-modification TDR net finance receivables	$206	$1	$17	$224
Number of TDR accounts	29,435	157	364	29,956

(a)	TDR personal loans held for sale included in the table above were immaterial.

(b)	“Other” loans held for sale included in the table above were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Pre-modification TDR net finance receivables	$2	$6	$5
Post-modification TDR net finance receivables	$2	$7	$5
Number of TDR accounts	44	232	122

(c)	“Other” modifications primarily include forgiveness of principal or interest.

Net finance receivables held for investment and held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Personal Loans
TDR net finance receivables (a)	$64	$89	$24
Number of TDR accounts	9,719	15,035	3,693

SpringCastle Portfolio
TDR net finance receivables (a) (b)	$—	$—	$—
Number of TDR accounts	—	—	19

Other Receivables
TDR net finance receivables (a) (c)	$1	$4	$3
Number of TDR accounts	43	101	61

(a)	Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

(b)
TDR SpringCastle Portfolio loans for the year ended December 31, 2016 that defaulted during the previous 12-month period were less than $1 million and, therefore, are not quantified in the combined table above.

(c)	TDR finance receivables held for sale included in the table above were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Other Receivables
TDR net finance receivables	$1	$2	$2
Number of TDR accounts	30	53	30

6. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	SpringCastle Portfolio	Other Receivables	Total

Year Ended December 31, 2018
Balance at beginning of period	$673	$—	$24	$697
Provision for finance receivable losses	1,050	—	(2)	1,048
Charge-offs	(1,102)	—	(2)	(1,104)
Recoveries	110	—	3	113
Other (a)	—	—	(23)	(23)
Balance at end of period	$731	$—	$—	$731

Year Ended December 31, 2017
Balance at beginning of period	$669	$—	$20	$689
Provision for finance receivable losses	949	—	6	955
Charge-offs	(1,048)	—	(6)	(1,054)
Recoveries	103	—	4	107
Balance at end of period	$673	$—	$24	$697

Year Ended December 31, 2016
Balance at beginning of period	$541	$4	$47	$592
Provision for finance receivable losses	909	14	9	932
Charge-offs	(846)	(17)	(12)	(875)
Recoveries	65	3	6	74
Other (b)	—	(4)	(30)	(34)
Balance at end of period	$669	$—	$20	$689

(a)
Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in Other Receivables from held for investment to finance receivables held for sale. See Note 5 included in this report for further information.

(b)	Other consists of:

•
the elimination of allowance for finance receivable losses due to the sale of the SpringCastle Portfolio on March 31, 2016, in connection with the sale of our equity interest in the SpringCastle Joint Venture; and

•	the elimination of allowance for finance receivable losses due to the transfers of real estate loans held for investment to finance receivables held for sale during 2016.

The allowance for finance receivable losses and net finance receivables by type and by impairment method were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

December 31, 2018
Allowance for finance receivable losses:
Collectively evaluated for impairment	$561	$—	$561
Purchased credit impaired finance receivables	—	—	—
TDR finance receivables	170	—	170
Total	$731	$—	$731

Finance receivables:
Collectively evaluated for impairment	$15,622	$—	$15,622
Purchased credit impaired finance receivables	89	—	89
TDR finance receivables	453	—	453
Total	$16,164	$—	$16,164

Allowance for finance receivable losses as a percentage of finance receivables	4.52%	—%	4.52%

December 31, 2017
Allowance for finance receivable losses:
Collectively evaluated for impairment	$532	$3	$535
Purchased credit impaired finance receivables	6	9	15
TDR finance receivables	135	12	147
Total	$673	$24	$697

Finance receivables:
Collectively evaluated for impairment	$14,323	$63	$14,386
Purchased credit impaired finance receivables	182	22	204
TDR finance receivables	318	49	367
Total	$14,823	$134	$14,957

Allowance for finance receivable losses as a percentage of finance receivables	4.53%	18.27%	4.66%

See Note 3 for more information regarding our accounting policy for finance receivables losses.

7. Finance Receivables Held for Sale

We reported finance receivables held for sale of $103 million at December 31, 2018 and $132 million at December 31, 2017, which are carried at the lower of cost or fair value and consist entirely of real estate loans. We used the aggregate basis to determine the lower of cost or fair value of finance receivables held for sale. After the recognition of the December 2018 Real Estate Loan Sale noted below, the carrying value of the remaining loans classified in finance receivables held for sale exceeded their fair value and, accordingly, we marked the remaining loans to fair value and recorded an impairment in other revenue of $16 million. At December 31, 2017, the fair value of our finance receivables held for sale exceeded the cost.

See Note 3 for more information regarding our accounting policy for finance receivables held for sale.

REAL ESTATE LOANS

During 2018, we transferred $88 million of real estate loans (net of allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In connection with the December 2018 Real Estate Loan Sale, we sold a portfolio of real estate loans for aggregate cash proceeds of $100 million with a carrying value of $82 million and recorded a net gain in other revenues of $18 million.

During 2016, we transferred $307 million of real estate loans (net of allowance for finance receivable losses) from held for investment to held for sale. In August and December 2016, we sold portfolios of real estate loans with a carrying value of $250 million and $58 million and recorded an impairment loss in other revenues of $4 million and less than $1 million, respectively.

SPRINGCASTLE PORTFOLIO

During 2016, we transferred $1.6 billion of loans (net of allowance for finance receivable losses) of the SpringCastle Portfolio from held for investment to held for sale and simultaneously sold our interests in these finance receivables held for sale on March 31, 2016 in the SpringCastle Interests Sale and recorded a net gain in other revenues at the time of sale of $167 million.

PERSONAL LOANS

During 2015, we transferred $608 million of personal loans (net of allowance for finance receivable losses) from held for investment to held for sale. On May 2, 2016, we sold personal loans held for sale with a carrying value of $602 million and recorded a net gain in other revenues at the time of sale of $22 million.

We did not have any other material transfers to or from finance receivables held for sale during 2018, 2017, and 2016.

8. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$21	$—	$—	$21
Obligations of states, municipalities, and political subdivisions	91	—	(1)	90
Certificates of deposit and commercial paper	63	—	—	63
Non-U.S. government and government sponsored entities	145	—	(2)	143
Corporate debt	1,027	2	(32)	997
Mortgage-backed, asset-backed, and collateralized:
RMBS	130	—	(2)	128
CMBS	72	—	(1)	71
CDO/ABS	94	1	(1)	94
Total	$1,643	$3	$(39)	$1,607

December 31, 2017
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$28	$—	$—	$28
Obligations of states, municipalities, and political subdivisions	135	—	—	135
Certificates of deposit and commercial paper	60	—	—	60
Non-U.S. government and government sponsored entities	126	—	(1)	125
Corporate debt	941	12	(5)	948
Mortgage-backed, asset-backed, and collateralized:
RMBS	100	—	(1)	99
CMBS	88	—	(1)	87
CDO/ABS	96	—	—	96
Total	$1,574	$12	$(8)	$1,578

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2018
U.S. government and government sponsored entities	$3	$—	$16	$—	$19	$—
Obligations of states, municipalities, and political subdivisions	10	—	57	(1)	67	(1)
Non-U.S. government and government sponsored entities	19	(1)	97	(1)	116	(2)
Corporate debt	377	(14)	448	(18)	825	(32)
RMBS	23	—	78	(2)	101	(2)
CMBS	10	—	54	(1)	64	(1)
CDO/ABS	18	—	33	(1)	51	(1)
Total	$460	$(15)	$783	$(24)	$1,243	$(39)

December 31, 2017
U.S. government and government sponsored entities	$21	$—	$3	$—	$24	$—
Obligations of states, municipalities, and political subdivisions	65	—	20	—	85	—
Non-U.S. government and government sponsored entities	89	(1)	13	—	102	(1)
Corporate debt	387	(3)	93	(2)	480	(5)
RMBS	40	—	25	(1)	65	(1)
CMBS	40	—	38	(1)	78	(1)
CDO/ABS	48	—	26	—	74	—
Total	$690	$(4)	$218	$(4)	$908	$(8)

On a lot basis, we had 1,767 and 1,229 investment securities in an unrealized loss position at December 31, 2018 and December 31, 2017, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at December 31, 2018, other-than-temporary impairments on investment securities that we intend to sell were immaterial. We do not have plans to sell any of the remaining investment securities with unrealized losses as of December 31, 2018, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During 2018, other-than-temporary impairment credit losses, primarily on corporate debt, in investment revenues were immaterial. No impairment was recognized during 2017 and 2016.

There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during 2018, 2017, and 2016.

The proceeds of available-for-sale securities sold or redeemed and the resulting net realized gains (losses) were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Proceeds from sales and redemptions	$341	$508	$518

Realized gains	$1	$15	$16
Realized losses	(2)	(1)	(1)
Net realized gains (losses)	$(1)	$14	$15

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2018 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$184	$184
Due after 1 year through 5 years	526	534
Due after 5 years through 10 years	410	421
Due after 10 years	194	208
Mortgage-backed, asset-backed, and collateralized securities	293	296
Total	$1,607	$1,643

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $515 million and $537 million at December 31, 2018 and 2017, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)
December 31,	2018	2017

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	43	68
Mortgage-backed, asset-backed, and collateralized bonds	2	5
Total bonds	46	74
Preferred stock (a)	19	20
Common stock (a)	21	23
Other long-term investments	1	1
Total (b)	$87	$118

(a)	The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

(b) Excludes an immaterial interest in a limited partnership that we account for using the equity method and FHLB common stock of $1 million at December 31, 2017, which is classified as a restricted investment and carried at cost.

Net unrealized losses on other securities held at December 31, 2018 were $7 million. Net unrealized gains and losses during 2017 and 2016 were immaterial.

Net realized gains and losses on other securities sold or redeemed during 2018 and 2017 were immaterial. During 2016, the net realized gains on other securities sold or redeemed were $7 million. We report these gains and losses in investment revenues.

Other securities are those securities for which the fair value option was elected. Our remaining trading securities were sold in the first quarter of 2016.

9. Goodwill and Other Intangible Assets

GOODWILL

The carrying amount of goodwill, all of which is reported in our Consumer and Insurance segment, totaled $1.4 billion at December 31, 2018 and 2017.

Goodwill was recorded at the OMFH subsidiary level. We did not record any impairments to goodwill during 2018, 2017 and 2016.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2018
Customer relationships	$223	$(126)	$97
Trade names	220	—	220
VOBA	141	(99)	42
Licenses	28	—	28
Other	13	(12)	1
Total	$625	$(237)	$388

December 31, 2017
Customer relationships	$223	$(92)	$131
Trade names	220	—	220
VOBA	141	(90)	51
Licenses	37	—	37
Other	13	(12)	1
Total	$634	$(194)	$440

Amortization expense totaled $43 million in 2018, $52 million in 2017, and $70 million in 2016. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

(dollars in millions)	Estimated Aggregate Amortization Expense

2019	$38
2020	38
2021	32
2022	3
2023	3

During 2018, we recorded an impairment loss of $8 million on our indefinite-lived licenses in connection with the sale of our Yosemite insurance subsidiary. The impairment loss was recorded in acquisition-related transaction and integration expenses.

10. Other Assets

Components of other assets were as follows:

(dollars in millions)
December 31,	2018	2017

Fixed assets, net *	$133	$144
Deferred tax assets	131	146
Prepaid expenses and deferred charges	121	109
Ceded insurance reserves	74	95
Other investments	18	29
Current tax receivable	13	15
Cost basis investments	11	11
Other	33	38
Total	$534	$587

* Fixed assets were net of accumulated depreciation of $234 million at December 31, 2018 and $202 million at December 31, 2017.

11. Transactions with Affiliates

Upon closing of the Apollo-Värde Transaction, on June 25, 2018, Fortress and its affiliates are no longer considered related-parties or affiliates. See Note 2 for additional information regarding the Apollo-Värde Transaction.

SUBSERVICING AGREEMENT

Nationstar sub-services the real estate loans of certain of our indirect subsidiaries. Investment funds managed by affiliates of Fortress indirectly own a majority interest in Nationstar. The subservicing fees paid to Nationstar, prior to the closing of the Apollo-Värde Transaction, were immaterial.

SERVICING AGREEMENT

In 2016, we sold our equity interest in the SpringCastle Joint Venture, which owns the SpringCastle Portfolio, to certain subsidiaries of NRZ and Blackstone. NRZ is managed by an affiliate of Fortress.

Unless we are terminated, we will continue as the servicer of the SpringCastle Portfolio for the SpringCastle Funding Trust pursuant to a servicing agreement. Prior to the closing of the Apollo-Värde Transaction on June 25, 2018, servicing fees revenue totaled $16 million for the six months ended June 30, 2018. These fees totaled $37 million in 2017 and $32 million in 2016. At June 30, 2018 and December 31, 2017, the servicing fees receivable from the SpringCastle Funding Trust were immaterial.

See Note 2 for more information regarding the SpringCastle Interests Sale.

12. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2018		December 31, 2017
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$15,006	$14,868	$14,878	$15,436
Junior subordinated debt	172	173	172	189
Total	$15,178	$15,041	$15,050	$15,625

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2018	2017	2016	2018	2017

Senior debt	5.64%	5.73%	5.60%	5.89%	5.56%
Junior subordinated debt	8.13	6.41	12.26	8.56	6.37
Total	5.66	5.74	5.67	5.92	5.57

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at December 31, 2018 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Medium Term Notes	Junior Subordinated Debt	Total

Interest rates (a)	2.16% - 6.94%	5.25% - 8.25%	4.19%

2019	—	686	—	686
2020	—	1,299	—	1,299
2021	—	646	—	646
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024-2067	—	2,849	350	3,199
Securitizations (b)	7,533	—	—	7,533
Total principal maturities	$7,533	$7,655	$350	$15,538

Total carrying amount	$7,510	$7,496	$172	$15,178
Debt issuance costs (c)	$(23)	$(59)	$—	$(82)

(a)
The interest rates shown are the range of contractual rates in effect at December 31, 2018. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.19% as of December 31, 2018.

(b)
Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At December 31, 2018, there were no amounts drawn under our revolving conduit facilities. See Note 13 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(c)
Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $25 million at December 31, 2018 and are reported in other assets.

SFC’S OFFERINGS OF 7.125% SENIOR NOTES DUE 2026

During 2018, SFC issued a total of $1.6 billion aggregate principal amount of 7.125% Senior Notes due 2026 (the “7.125% SFC Notes”) under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee on an unsecured basis. SFC issued $900 million of the 7.125% SFC Notes on May 11, 2018 and $700 million of the 7.125% SFC Notes on August 10, 2018.

SFC used a portion of the net proceeds to redeem the remaining $400 million in aggregate principal amount of the OMFH 7.25% Senior Notes due 2021 and used the remaining proceeds for other general corporate purposes, which included other debt repurchases and repayments.

SFC’S OFFERING OF 6.875% SENIOR NOTES DUE 2025

On March 12, 2018, SFC issued $1.25 billion aggregate principal amount of 6.875% Senior Notes due 2025 (the “6.875% SFC Notes”) under the SFC Senior Notes Indentures, pursuant to which OMH provided a guarantee on an unsecured basis.

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

GUARANTY AGREEMENTS

OMH entered into the SFC Base Indenture and the following SFC supplemental indentures, pursuant to which OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis the payments of principal, premium (if any) and interest on the following notes:

Guarantee Agreement	Date Entered	SFC Supplemental Indentures	Interest rate	December 31, 2018 Outstanding Balance (dollars in millions)

7.125% SFC Notes	5/11/2018	SFC Sixth Supplemental Indenture	7.125%	$1,600
6.875% SFC Notes	3/12/2018	SFC Fifth Supplemental Indenture	6.875%	1,250
5.625% SFC Notes	12/8/2017	SFC Fourth Supplemental Indenture	5.625%	875
6.125% SFC Notes	5/15/2017	SFC Third Supplemental Indenture	6.125%	1,000
8.25% SFC Notes	4/11/2016	SFC Second Supplemental Indenture	8.25%	1,000
5.25% SFC Notes	12/3/2014	SFC First Supplemental Indenture	5.25%	690

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

The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. On December 30, 2013, OMH entered into the SFC Trust Guaranty Agreement whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities. As of December 31, 2018, $1.6 billion aggregate principal amount of the Other SFC Notes were outstanding.

The OMH guarantees of SFC’s long-term debt discussed above are subject to customary release provisions.

OMFH Notes

During 2018, OMFH redeemed all $700 million outstanding principal amount of OMFH Notes due 2019 and, through two separate redemptions, all $800 million outstanding principal amount of OMFH Notes due 2021 at a redemption price equal to 103.375% for the OMFH Notes due 2019 and 103.625% for the OMFH Notes due 2021, plus accrued and unpaid interest to the redemption date. In connection with these redemptions, we recognized $8 million of net loss on repurchases and repayments of debt for the year ended December 31, 2018.

OMFH is no longer subject to the covenants or other terms of the OMFH Indenture or the OMFH Supplemental Indenture.

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

As of December 31, 2018, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 4.19% as of December 31, 2018.

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

Based upon SFC’s financial results for the 12 months ended December 31, 2018, a mandatory trigger event did not occur with respect to the interest payment due in January of 2019, as SFC was in compliance with both required ratios discussed above.

OMFH Debt Agreements

On June 13, 2018, OMFH redeemed the remaining principal amount of the OMFH Notes due 2021 and received notice of satisfaction and discharge with respect to the OMFH Notes. As such, OMFH is no longer subject to the covenants or other terms of the OMFH Indenture or the OMFH Supplemental Indenture.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions) December 31,	2018	2017

Assets
Cash and cash equivalents	$2	$4
Finance receivables:
Personal loans	8,480	9,769
Allowance for finance receivable losses	444	465
Restricted cash and restricted cash equivalents	479	482
Other assets	26	20

Liabilities
Long-term debt *	$7,510	$8,688
Other liabilities	14	15

*	At December 31, 2018, no amounts were drawn under our revolving conduit facilities.

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from one to five years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes. Our total securitized borrowings at December 31, 2018 were $7.5 billion.

REVOLVING CONDUIT FACILITIES

We had access to 11 conduit facilities with a total borrowing capacity of approximately $6.0 billion as of December 31, 2018. Our conduit facilities revolving period end ranges from one to three years. Principal balances of outstanding loans, if any, are due and payable in full ranging from three to eight years. Amounts drawn on these facilities are collateralized by our personal loans.

At December 31, 2018, no amounts were drawn under these facilities.

VIE INTEREST EXPENSE

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $341 million in 2018, $323 million in 2017, and $341 million in 2016.

14. Insurance

As part of our continuing integration efforts in connection with the OneMain Acquisition, on May 29, 2018, the Company entered into a share purchase agreement to sell all of the issued and outstanding shares of its former insurance subsidiary, Yosemite. The transaction closed in the third quarter of 2018. We recorded an impairment of $14 million on the transfer to held for sale in acquisition-related transaction and integration expenses in the second quarter of 2018.

INSURANCE RESERVES

Components of unearned insurance premium reserves, claim reserves and benefit reserves were as follows:

(dollars in millions)
December 31,	2018	2017

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$583	$515
Claim reserves	79	75
Subtotal (a)	662	590

Payable to third party beneficiaries:
Unearned premium reserves	100	99
Benefit reserves	106	103
Claim reserves	17	18
Subtotal (b)	223	220

Non-finance receivable related:
Unearned premium reserves	77	81
Benefit reserves	364	375
Claim reserves	21	61
Subtotal (b)	462	517

Total	$1,347	$1,327

(a)	Reported as a contra-asset to net finance receivables.

(b)	Reported in insurance claims and policyholder liabilities.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $319 million and $325 million at December 31, 2018 and 2017, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $74 million and $95 million at December 31, 2018 and 2017, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

(dollars in millions)
At or for the Years Ended December 31,	2018	2017	2016

Balance at beginning of period	$154	$158	$177
Less reinsurance recoverables	(23)	(26)	(26)
Net balance at beginning of period	131	132	151
Additions for losses and loss adjustment expenses incurred to:
Current year	199	188	203
Prior years *	(10)	5	(20)
Total	189	193	183
Reductions for losses and loss adjustment expenses paid related to:
Current year	(118)	(115)	(124)
Prior years	(69)	(78)	(78)
Total	(187)	(193)	(202)
Foreign currency translation adjustment	(1)	(1)	—
Net balance at end of period	132	131	132
Plus reinsurance recoverables	4	23	26
Transfer of reserves	(19)	—	—
Balance at end of period	$117	$154	$158

*
Reflects (i) a redundancy in the prior years’ net reserves of $10 million at December 31, 2018, primarily due to a favorable development of credit disability and unemployment claims during the year, (ii) a shortfall in the prior years’ net reserves of $5 million at December 31, 2017, primarily due to an unfavorable development on previously disclosed property and casualty policies and an unfavorable development on certain assumed credit disability policies, and (iii) a redundancy in the prior years’ net reserves of $20 million at December 31, 2016, primarily due to credit disability and credit involuntary unemployment claims developing more favorably than anticipated.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2018, were as follows:

	Years Ended December 31,					At December 31, 2018
(dollars in millions)	2014 (a)	2015 (a)	2016 (a)	2017 (a)	2018	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2014	$145	$132	$130	$131	$122	$1	51,257	2.7%
2015	—	138	129	129	126	2	52,545	2.8%
2016	—	—	138	135	133	8	51,611	2.8%
2017	—	—	—	136	129	19	44,161	2.4%
2018	—	—	—	—	145	64	34,882	1.8%
Total					$655

(a)	Unaudited.

(b)	Includes expected development on reported claims.

(c)	Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2018, were as follows:

	Years Ended December 31,
(dollars in millions)	2014 *	2015 *	2016 *	2017*	2018
Credit Insurance
Accident Year
2014	$65	$102	$113	$119	$121
2015	—	68	107	118	123
2016	—	—	75	114	125
2017	—	—	—	77	110
2018	—	—	—	—	82
Total					$561

All outstanding liabilities before 2014, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$94

*	Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2018	2017*	2016*

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$94	$90	$96
Other short-duration insurance lines	2	22	20
Total	96	112	116

Reinsurance recoverable on unpaid claims:
Other short-duration insurance lines	—	20	22

Insurance lines other than short-duration	21	22	20
Total gross liability for unpaid claims and claim adjustment expense	$117	$154	$158

*	Unaudited.

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure.

There have been no significant changes in methodologies or assumptions during 2018.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2018, were as follows:

Years	1	2	3	4	5
Credit insurance	56.1%	28.9%	8.7%	4.6%	1.8%

STATUTORY ACCOUNTING

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Indiana DOI and the Texas DOI which is a comprehensive basis of accounting other than GAAP. The primary differences between statutory accounting practices and GAAP are that under statutory accounting, policy acquisition costs are expensed as incurred, policyholder liabilities are generally valued using prescribed actuarial assumptions, and certain investment securities are reported at amortized cost. We are not required and did not apply purchase accounting to the insurance subsidiaries on a statutory basis.

Statutory net income (loss) for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Property and casualty:
Yosemite	$—	$19	$11
Triton	18	31	14

Life and health:
Merit	$53	$37	$20
AHL	32	34	71
Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2018	2017

Property and casualty:
Yosemite	$—	$42
Triton	113	170

Life and health:
Merit	$94	$79
AHL	129	130

Our insurance companies are also subject to risk-based capital requirements adopted by the Indiana DOI and the Texas DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2018 and 2017, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

DIVIDEND RESTRICTIONS

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. State law restricts the amounts that Merit and Yosemite may pay as dividends without prior notice to the Indiana DOI and the amounts that AHL and Triton may pay as dividends without prior notice to the Texas DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the Indiana DOI or Texas DOI prior to its payment. These approved dividends are called “extraordinary dividends.” AHL and Triton paid extraordinary dividends to OMFH totaling $70 million, $111 million, and $105 million during 2018, 2017, and 2016, respectively. AHL paid an ordinary dividend to OMFH totaling $34 million in 2018. Yosemite, prior to its sale on September 30, 2018, and Merit paid extraordinary dividends to SFC totaling $42 million, $125 million, and $63 million during 2018, 2017, and 2016, respectively. Merit paid an ordinary dividend to SFC totaling $37 million in 2018.

15. Other Liabilities

Components of other liabilities were as follows:

(dollars in millions)
December 31,	2018	2017

Accrued interest on debt	$123	$58
Accrued expenses and other liabilities	106	119
Salary and benefit liabilities	97	79
Retirement plans	14	13
Insurance liabilities	10	12
Loan principal warranty reserve	6	8
Other	27	34
Total	$383	$323

16. Capital Stock and Earnings Per Share

CAPITAL STOCK

OMH has two classes of authorized capital stock: preferred stock and common stock. OMH may issue preferred stock in series. The OMH board of directors determines the dividend, liquidation, redemption, conversion, voting and other rights prior to issuance.

Par value and shares authorized at December 31, 2018 were as follows:

	Preferred Stock *	Common Stock

Par value	$0.01	$0.01
Shares authorized	300,000,000	2,000,000,000

*	No shares of preferred stock were issued and outstanding at December 31, 2018 or 2017.

Changes in shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2018	2017	2016

Balance at beginning of period	135,349,638	134,867,868	134,494,172
Common shares issued	482,640	481,770	373,696
Balance at end of period	135,832,278	135,349,638	134,867,868

EARNINGS PER SHARE

The computation of earnings per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2018	2017	2016

Numerator (basic and diluted):
Net income attributable to OneMain Holdings, Inc.	$447	$183	$215
Denominator:
Weighted average number of shares outstanding (basic)	135,702,989	135,249,314	134,718,588
Effect of dilutive securities *	331,154	429,677	417,272
Weighted average number of shares outstanding (diluted)	136,034,143	135,678,991	135,135,860
Earnings per share:
Basic	$3.29	$1.35	$1.60
Diluted	$3.29	$1.35	$1.59

*    We have excluded the following shares in the diluted earnings per share calculation for 2018, 2017, and 2016 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

Years ended December 31,	2018	2017	2016

Performance-based shares	40,593	59,863	508,340
Service-based shares	246,913	674,472	778,121

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

17. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2018
Balance at beginning of period	$4	$4	$3	$11
Other comprehensive income (loss) before reclassifications	(35)	(4)	(9)	(48)
Reclassification adjustments from accumulated other comprehensive income (loss)	1	—	—	1
Impact of AOCI reclassification due to the Tax Act	2	(3)	3	2
Balance at end of period	$(28)	$(3)	$(3)	$(34)

Year Ended December 31, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	14	9	4	27
Reclassification adjustments from accumulated other comprehensive loss	(9)	(1)	—	(10)
Balance at end of period	$4	$4	$3	$11

Year Ended December 31, 2016
Balance at beginning of period	$(14)	$(19)	$—	$(33)
Other comprehensive income before reclassifications	23	15	3	41
Reclassification adjustments from accumulated other comprehensive loss	(10)	—	(4)	(14)
Balance at end of period	$(1)	$(4)	$(1)	$(6)

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were as follows:

(dollars in millions)
Year Ended December 31,	2018	2017	2016

Unrealized gains (losses) on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$(2)	$14	$15
Income tax effect	1	(5)	(5)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	(1)	$9	10
Unrealized gains (losses) on retirement plan liabilities:
Reclassification from accumulated other comprehensive income (loss) to retirement plan liabilities adjustments, before taxes	$—	$2	$—
Income tax effect	—	(1)	—
Reclassification from accumulated other comprehensive income (loss) to retirement plan liabilities adjustments, net of taxes	—	1	—
Unrealized gains on foreign currency translation adjustments:
Reclassification from accumulated other comprehensive income (loss) to other revenues	—	—	4
Total	$(1)	$10	$14

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

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2018, the Company had no undistributed foreign earnings.

Components of income before income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Income before income tax expense - U.S. operations	$610	$416	$338
Income before income tax expense - foreign operations	14	15	18
Total	$624	$431	$356

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Current:
Federal	$131	$208	$185
Foreign	3	2	1
State	20	8	24
Total current	154	218	210

Deferred:
Federal	15	18	(81)
Foreign *	—	—	3
State	8	12	(19)
Total deferred	23	30	(97)
Total	$177	$248	$113

*	There were no deferred foreign income taxes during 2018 and were immaterial during 2017 and, therefore, are not quantified in the table above.

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands. During 2016, expense from foreign income taxes also included United Kingdom operations.

Reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2018	2017	2016

Statutory federal income tax rate	21.00%	35.00%	35.00%

Nondeductible compensation	3.85	—	—
State income taxes, net of federal	3.65	2.86	1.05
Excess tax expense (benefit) on share-based compensation	0.02	0.41	(0.49)
Impact of Tax Act	—	18.65	—
Tax impact of United Kingdom subsidiary liquidation	—	—	(0.60)
Non-controlling interests	—	—	(2.77)
Other, net	(0.15)	0.55	(0.42)
Effective income tax rate	28.37%	57.47%	31.77%

The effective income tax rate for 2018, 2017, and 2016 differed from the statutory federal income tax rate primarily due to the effect of non-deductible compensation, the recognition of the impact of the Tax Act, effects of the non-controlling interest in the previously owned SpringCastle Portfolio and state income taxes. On December 22, 2017, President Trump signed into law the Tax Act, which contains substantial changes to the Internal Revenue Code effective January 1, 2018, including a reduction in the federal corporate tax rate from 35% to 21%.

The lower effective income tax rate in 2018 as compared to 2017 is primarily due to the lower federal statutory rate of 21% in 2018 and the recognition of the impact of the Tax Act which increased our 2017 effective tax rate by 18.65%. The higher effective income tax rate in 2017 as compared to 2016 is primarily due to the recognition of the impact of the Tax Act which increased our 2017 effective income tax rate by 18.65%. As a result of the Tax Act we recognized an $81 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2018	2017	2016

Balance at beginning of year	$15	$16	$15
Increases in tax positions for current years	—	1	2
Increases in tax positions for prior years	8	—	—
Lapse in statute of limitations	(6)	(2)	(1)
Balance at end of year	$17	$15	$16

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest related to uncertain tax positions in income tax expense. In 2018, we released certain positions due to the expiry of statute of limitations but this release was more than offset by the increase relating to the potential state income tax exposures. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

In 2018, we closed federal audits pertaining to our returns for the years 2011 to 2013 without any significant audit adjustment. We are currently under examination of our U.S. federal tax return for the years 2014 to 2016 by the IRS. We are also under examination of various states for the years 2011 to 2017. Management believes it has adequately provided for taxes for such years.

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2018	2017

Deferred tax assets:
Allowance for loan losses	$153	$149
State taxes, net of federal	61	66
Mark-to-market	34	53
Pension/employee benefits	20	10
Tax interest adjustment	15	14
Fair value of equity and securities investments	7	—
Acquisition costs	5	6
Federal and foreign net operating losses and tax attributes	4	5
Insurance reserves	3	3
Legal and warranty reserve	2	2
Other intangibles	1	2
Other	10	—
Total	315	310

Deferred tax liabilities:
Goodwill	61	41
Debt fair value adjustment	50	46
Deferred loan fees	17	14
Discount - debt exchange	8	11
Fixed assets	7	3
Deferred insurance commissions	2	2
Fair value of equity and securities investments	—	1
Other	—	5
Total	145	123

Net deferred tax assets before valuation allowance	170	187
Valuation allowance	(41)	(44)
Net deferred tax assets	$129	$143

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets. The decrease of our net deferred tax asset is mainly attributable to favorable movement of mark-to-market basis difference on our loan receivables and tax amortization on goodwill which was partly offset by the pension liability.

At December 31, 2018 we had state net operating loss carryforwards of $626 million, compared to $730 million at December 31, 2017. The state net operating loss carryforwards mostly expire between 2019 and 2037, except for some states which conform to the federal rules for indefinite carryforward. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit of $38 million and $40 million at December 31, 2018 and 2017, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

19. Lease Commitments, Rent Expense, and Contingent Liabilities

LEASE COMMITMENTS AND RENT EXPENSE

Annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Lease Commitments

2019	$60
2020	50
2021	37
2022	26
2023	12
2024+	12
Total	$197

In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases. In the normal course of business, we will renew leases that expire or replace them with leases on other properties. Rental expense totaled $74 million in 2018, $79 million in 2017, and $84 million in 2016.

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

Federal Securities Class Action

On February 10, 2017, a putative class action lawsuit, Galestan v. OneMain Holdings, Inc., et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants the Company and two of its officers. The lawsuit alleges violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning alleged integration issues after the OneMain Acquisition in November 2015, and was filed on behalf of a putative class of persons who purchased or otherwise acquired the Company’s common stock between February 25, 2016 and November 7, 2016. The complaint seeks an award of unspecified compensatory damages, an award of interest, reasonable attorney’s fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On March 23, 2017, the court appointed a lead plaintiff for the putative class and approved the lead plaintiff’s selection of counsel. The plaintiff filed an amended complaint on June 13, 2017 challenging statements regarding the Company’s projections of future financial performance and certain statements regarding integration after the OneMain Acquisition. On September 29, 2017, pursuant to the Court’s Individual Rules and Practices, we sought permission to file a motion to dismiss the amended complaint and on December 12, 2018, the Court denied that motion. On January 4, 2019, the Company requested permission to reargue the motion to dismiss decision with respect to the challenged statements from February 2016. The Company believes that the allegations specified in the amended complaint are without merit, and intends to vigorously defend against the claims. As the lawsuit is in the preliminary stages, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from the lawsuit.

SALES RECOURSE OBLIGATIONS

At December 31, 2018, our reserve for sales recourse obligations totaled $6 million, which primarily related to our real estate loan sales in 2014, with a minimal portion of the reserve related to net charge-off sales of our finance receivables. During the twelve months ended December 31, 2018 and 2017, we had no material repurchase activity related to these sales and no material activity related to our sales recourse obligations. There were no additional reserves for sales recourse obligations related to the December 2018 Real Estate Loan Sale as there was no estimated recourse obligation exposure associated with the portfolio.

The activity in our reserve for sales recourse obligations was as follows:

(dollars in millions)
At or for the Years Ended December 31,	2018	2017	2016

Balance at beginning of period	$8	$13	$15
Recourse losses	—	(1)	—
Provision for recourse obligations, net of recoveries *	(2)	(4)	(2)
Balance at end of period	$6	$8	$13

*	Reflects the elimination of the reserve associated with other prior sales of finance receivables.

At December 31, 2018, there were no material recourse requests with loss exposure that management believed would not be covered by the reserve. However, we will continue to monitor any repurchase activity in the future and will adjust the reserve accordingly. When recourse losses are reasonably possible or exposure to such losses exists in excess of the liability already accrued, it is not always possible to reasonably estimate the size of the possible recourse losses or range of losses.

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

Springleaf Financial Services 401(k) Plan

The Springleaf Financial Services 401(k) Plan (the “401(k) Plan”) for 2018, 2017, and 2016 provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees. We do not anticipate any changes to the Company’s matching contributions for 2019.

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

The salaries and benefit expense associated with this plan was $17 million in 2018, $16 million in 2017, and $21 million in 2016.

CommoLoCo Thrift Plan

The CommoLoCo Thrift Plan provided salary reduction contributions by employees and 100% matching contributions by the Company of up to 3% of annual salary and 50% matching contributions by the Company of the next 3% of annual salary depending on the respective employee’s years of service. The CommoLoCo Thrift Plan was terminated in 2016. There was no salaries and benefit expense associated with this plan for 2018, 2017, and 2016.

OBLIGATIONS AND FUNDED STATUS

The following table presents the funded status of the defined benefit pension plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation.

(dollars in millions)	Pension *
At or for the Years Ended December 31,	2018	2017	2016

Projected benefit obligation, beginning of period	$354	$385	$388
Interest cost	11	13	16
Actuarial loss (gain)	(30)	17	(6)
Benefits paid:
Plan assets	(15)	(14)	(13)
Settlement	—	(47)	—
Projected benefit obligation, end of period	320	354	385

Fair value of plan assets, beginning of period	341	354	333
Actual return on plan assets, net of expenses	(19)	47	33
Company contributions	1	1	1
Benefits paid:
Plan assets	(15)	(14)	(13)
Settlement	—	(47)	—
Fair value of plan assets, end of period	308	341	354
Funded status, end of period	$(12)	$(13)	$(31)

Other liabilities recognized in the consolidated balance sheet	$(12)	$(13)	$(31)

Pretax net gain (loss) recognized in accumulated other comprehensive income or loss	$(3)	$4	$(7)

*	Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $9 million at December 31, 2018 and $10 million at December 31, 2017 and 2016.

The accumulated benefit obligation for U.S. pension benefit plans was $320 million at December 31, 2018 and $354 million at December 31, 2017.

Defined benefit pension plan obligations in which the PBO was in excess of the related plan assets and the ABO was in excess of the related plan assets were as follows:

(dollars in millions)	PBO and ABO Exceeds Fair Value of Plan Assets
December 31,	2018	2017

Projected benefit obligation	$320	$354
Accumulated benefit obligation	320	354
Fair value of plan assets	308	341

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)	Pension
Years Ended December 31,	2018	2017	2016

Components of net periodic benefit cost:
Interest cost	$11	$13	$16
Expected return on assets	(18)	(18)	(17)
Settlement gain	—	(2)	—
Net periodic benefit cost	(7)	(7)	(1)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	7	(12)	(22)
Amortization of net actuarial gain (loss)	—	2	—
Total recognized in other comprehensive income or loss	7	(10)	(22)

Total recognized in net periodic benefit cost and other comprehensive income or loss	$—	$(17)	$(23)

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

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension
December 31,	2018	2017

Projected benefit obligation:
Discount rate	4.12%	3.49%

Net periodic benefit costs:
Discount rate	3.49%	4.04%
Expected long-term rate of return on plan assets	5.27%	5.28%

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted FTSE Pension Discount Curve (formerly the Citigroup Pension Discount Curve) at December 31, 2018 and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

Allocation of Plan Assets

The long-term strategic asset allocation is reviewed and revised annually. The plans’ assets are monitored by our Retirement Plans Committee and the investment managers, which can entail allocating the plans’ assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

At December 31, 2018, the actual asset allocation for the primary asset classes was 95% in fixed income securities, 4% in equity securities, and 1% in cash and cash equivalents. The 2019 target asset allocation for the primary asset classes is 94% in fixed income securities and 6% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 5.3% for the Retirement Plan and 5.8% for the CommoLoCo Retirement Plan for 2018. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2018 are as follows:

(dollars in millions)	Pension

2019	$15
2020	15
2021	16
2022	16
2023	16
2024-2028	86

FAIR VALUE MEASUREMENTS — PLAN ASSETS

The inputs and methodology used in determining the fair value of the plan assets are consistent with those used to measure our assets.

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2018
Assets:
Cash and cash equivalents	$4	$—	$—	$4
Equity securities:
U.S. (a)	—	7	—	7
International (b)	—	6	—	6
Fixed income securities:
U.S. investment grade (c)	—	287	—	287
U.S. high yield (d)	—	4	—	4
Total	$4	$304	$—	$308

December 31, 2017
Assets:
Cash and cash equivalents	$2	$—	$—	$2
Equity securities:
U.S. (a)	—	23	—	23
International (b)	—	24	—	24
Fixed income securities:
U.S. investment grade (c)	—	281	—	281
U.S. high yield (d)	—	11	—	11
Total	$2	$339	$—	$341

(a)
Includes index mutual funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in small cap and large cap companies.

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

21. Shared-Based Compensation

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

As of December 31, 2018, 13,215,718 shares of common stock were reserved for issuance under the Omnibus Plan, including 838,326 shares subject to outstanding equity awards. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs and RSAs, stock appreciation rights, and other stock-based awards and cash awards.

Service-based Awards

In connection with the initial public offering on October 16, 2013 and subsequent to the offering, we have granted service-based RSUs and RSAs to certain of our executives and employees. The RSUs are subject to a graded vesting period of 4.2 years or less and do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The RSAs are subject to a graded vesting period of three years or less and provide the holders the right to vote and to earn dividends during the vesting period. The fair value for restricted units and awards is generally the closing market price of OMH’s common stock on the date of the award. For awards granted in connection with the initial public offering, the fair value is the offering price. Expense is amortized on a straight-line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2018, 2017, and 2016 was $31.55, $27.85, and $26.14, respectively. The total fair value of service-based awards that vested during 2018, 2017, and 2016 was $23 million, $18 million, and $10 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2018	1,141,610	$34.87
Granted	489,601	31.55
Vested	(765,659)	30.56
Forfeited	(170,960)	33.14
Unvested at December 31, 2018	694,592	37.70	1.58

Performance-based Awards

During 2018, 2017 and 2016, OMH awarded certain executives performance based RSUs (“PRSUs”) that may be earned based on the financial performance of OMH. Certain PRSUs are subject to the achievement of performance goals during the period between the grant date and December 31, 2018. These awards are also subject to a graded vesting period of two years after the attainment of the performance goal. Vesting for these awards will occur on the filing date of this Annual Report on Form 10-K that occurs after the performance year or the date the actual performance outcome is determined, whichever is later. All of the PRSUs allow for partial vesting if a minimum level of performance is attained. The PRSUs do not provide the holders with any rights as shareholders, including the right to earn dividends during the vesting period. The fair value for PRSUs is based on the closing market price of our stock on the date of the award.

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

Prior to the OneMain Acquisition, none of the performance targets related to certain PRSUs issued in 2014 were deemed probable of occurring. Subsequent to the OneMain Acquisition, the targets were re-evaluated and the 100% performance targets were deemed probable of occurring. Accordingly in 2015, we recorded a cumulative catch-up expense of $6 million, which was included in acquisition-related transaction and integration expenses. During the fourth quarter of 2016, the Compensation Committee determined that the PRSU performance targets were 100% achieved. Accordingly, a portion of the PRSU awards vested immediately, with the remaining shares subject to vesting upon meeting stated service requirements.

The weighted average grant date fair value of performance-based awards issued in 2018 and 2017 was $24.98. No performance shares were granted during 2016. The total fair value of performance-based awards that vested during 2018, 2017, and 2016 was $3 million, $2 million, and $4 million, respectively.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2018	269,626	$26.14
Granted	13,420	24.98
Vested	(126,497)	24.83
Forfeited	(12,815)	34.84
Unvested at December 31, 2018	143,734	26.40	0.61

Total share-based compensation expense, net of forfeitures, for all stock-based awards totaled $21 million, $17 million, and $22 million, respectively, during 2018, 2017, and 2016. The total income tax benefit recognized for stock-based compensation was $6 million in 2018, $6 million in 2017, and $8 million in 2016. As of December 31, 2018, there was total unrecognized compensation expense of $15 million related to unvested restricted stock that is expected to be recognized over a weighted average period of 0.8 years.

INCENTIVE UNITS

SFH Incentive Units

In the fourth quarter of 2015, certain executives of the Company surrendered a portion of their incentive units in SFH and certain additional executives of the Company received a grant of incentive units in SFH. These incentive units were intended to encourage the executives to create sustainable, long-term value for the Company by providing them with interests that are subject to their continued employment with the Company and that only provide benefits (in the form of distributions) if SFH makes distributions to one or more of its common members that exceed specified amounts.

In connection with the sale of our common stock by SFH in 2018, as described in Note 2 of the Notes to the Consolidated Financial Statements, certain of the specified thresholds were satisfied. In accordance with ASC Topic 710, Compensation-General, we recorded non-cash incentive compensation expense of $106 million related to the Apollo-Värde Transaction and $4 million related to the AIG Share Sale Transaction with a capital contribution offset. Under both of these transactions, the impacts to the Company were non-cash, equity neutral and not tax deductible. No expense was recognized for these awards during 2017 or 2016. As a result of the complete liquidation of our stock held by SFH through the 2018 transactions there are no further obtainable benefits under the SFH Incentive Units for these executives.

See Note 2 of the Notes to the Consolidated Financial Statements in this report for further information regarding the Apollo-Värde and the AIG Share Sale Transactions.

22. Segment Information

Our segments coincide with how our businesses are managed. At December 31, 2018, our two segments included:

•
Consumer and Insurance — We originate and service personal loans and offer credit insurance products (life insurance, disability insurance, involuntary unemployment insurance, and collateral protection insurance) and non-credit insurance products through our branch network and our centralized operations. We also offer auto membership plans of an unaffiliated company. Our branch network conducts business in 44 states. Our centralized operations underwrite and process certain loan applications that we receive from our branch network or through an internet portal. If the applicant is located near an existing branch, our centralized operations make the credit decision regarding the application and then request, but do not require, the customer to visit a nearby branch for closing, funding and servicing. If the applicant is not located near a branch, our centralized operations originate the loan.

•
Acquisitions and Servicing — We service the SpringCastle Portfolio. These loans consist of unsecured loans and loans secured by subordinate residential real estate mortgages and include both closed-end accounts and open-end lines of credit. Unless we are terminated, we will continue to provide the servicing for these loans pursuant to a servicing agreement, which we service as unsecured loans because the liens are subordinated to superior ranking security interests. See Note 2 for information regarding the SpringCastle Interests Sale and the acquisition and disposition of the SpringCastle Portfolio.

The remaining components (which we refer to as “Other”) consist of our non-originating legacy operations, which include (i)
our liquidating real estate loan portfolio as discussed below; (ii) our liquidating retail sales finance portfolio; (iii) our lending operations in Puerto Rico and the U.S. Virgin Islands; and (iv) the operations of the United Kingdom subsidiary, prior to its liquidation on August 16, 2016.

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

Total average unsecured debt is allocated as follows:
● Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale); and
● Consumer and Insurance - receives remainder of unallocated average debt.
Provision for finance receivable losses	Directly correlated with specific segment.
Other revenues	Directly correlated with a specific segment, except for:
● Net gain (loss) on repurchases and repayments of debt - Allocated to each of the segments based on the interest expense allocation of debt.
● Gains and losses on foreign currency exchange - Allocated to each of the segments based on the interest expense allocation of debt.
Acquisition-related transaction and integration expenses
Consists of: (i) acquisition-related transaction and integration costs related to the OneMain Acquisition and the Lendmark Sale, including legal and other professional fees, which we primarily report in Other, as these are costs related to acquiring the business as opposed to operating the business; (ii) software termination costs, which are allocated to Consumer and Insurance; and (iii) incentive compensation incurred above and beyond expected cost from acquiring and retaining talent in relation to the OneMain Acquisition, which are allocated to each of the segments based on services provided.

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

•	Assets - revalues assets based on their fair values at the effective date of the OneMain Acquisition and the Fortress Acquisition.

The following tables present information about the Company’s segments, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Acquisitions and Servicing	Other	Eliminations	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2018
Interest income	$3,677	$—	$17	$—	$(36)	$3,658
Interest expense	844	—	17	—	14	875
Provision for finance receivable losses	1,047	—	(5)	—	6	1,048
Net interest income after provision for finance receivable losses	1,786	—	5	—	(56)	1,735
Other revenues (a)	495	33	(6)	—	52	574
Acquisition-related transaction and integration expenses	47	—	—	—	7	54
Other expenses	1,447	32	131	—	21	1,631
Income (loss) before income tax expense (benefit)	$787	$1	$(132)	$—	$(32)	$624

Assets	$17,893	$—	$120	$—	$2,077	$20,090

At or for the Year Ended December 31, 2017
Interest income	$3,305	$—	$23	$—	$(132)	$3,196
Interest expense	765	—	21	—	30	816
Provision for finance receivable losses	963	—	7	—	(15)	955
Net interest income after provision for finance receivable losses	1,577	—	(5)	—	(147)	1,425
Other revenues	547	42	3	—	(32)	560
Acquisition-related transaction and integration expenses	66	—	6	—	(3)	69
Other expenses	1,382	41	33	—	29	1,485
Income (loss) before income tax expense (benefit)	$676	$1	$(41)	$—	$(205)	$431

Assets	$16,955	$4	$289	$—	$2,185	$19,433

At or for the Year Ended December 31, 2016
Interest income	$3,328	$102	$51	$—	$(371)	$3,110
Interest expense	738	20	43	—	55	856
Provision for finance receivables losses	911	14	6	—	1	932
Net interest income (loss) after provision for finance receivable losses	1,679	68	2	—	(427)	1,322
Net gain on sale of SpringCastle interests	—	167	—	—	—	167
Other revenue	612	49	(38)	(11)	(6)	606
Acquisition-related transaction and integration expenses	100	1	27	—	(20)	108
Other expenses	1,503	58	27	(11)	54	1,631
Income (loss) before income tax expense (benefit)	688	225	(90)	—	(467)	356
Income before income taxes attributable to non-controlling interests	—	28	—	—	—	28
Income (loss) before income tax expense (benefit) attributable to OneMain Holdings, Inc.	$688	$197	$(90)	$—	$(467)	$328

Assets	$15,539	$5	$596	$—	$1,983	$18,123

(a) Other revenue in “Other” includes the gain on the December 2018 Real Estate Loan Sale as well as the impairment adjustment on the remaining loans in held for sale in 2018.

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2018
Assets
Cash and cash equivalents	$618	$61	$—	$679	$679
Investment securities	34	1,655	5	1,694	1,694
Net finance receivables, less allowance for finance receivable losses	—	—	16,734	16,734	15,433
Finance receivables held for sale	—	—	103	103	103
Restricted cash and restricted cash equivalents	499	—	—	499	499
Other assets *	—	1	15	16	16

Liabilities
Long-term debt	$—	$15,041	$—	$15,041	$15,178

December 31, 2017
Assets
Cash and cash equivalents	$933	$54	$—	$987	$987
Investment securities	36	1,654	7	1,697	1,697
Net finance receivables, less allowance for finance receivable losses	—	—	15,656	15,656	14,260
Finance receivables held for sale	—	—	139	139	132
Restricted cash and restricted cash equivalents	498	—	—	498	498
Other assets *	—	—	12	12	12

Liabilities
Long-term debt	$—	$15,625	$—	$15,625	$15,050

*	Other assets at December 31, 2018 and December 31, 2017 include miscellaneous receivables related to our liquidating loan portfolios.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 *

December 31, 2018
Assets
Cash equivalents in mutual funds	$426	$—	$—	$426
Cash equivalents in securities	—	61	—	61
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	21	—	21
Obligations of states, municipalities, and political subdivisions	—	90	—	90
Certificates of deposit and commercial paper	—	63	—	63
Non-U.S. government and government sponsored entities	—	143	—	143
Corporate debt	—	995	2	997
RMBS	—	128	—	128
CMBS	—	71	—	71
CDO/ABS	—	93	1	94
Total available-for-sale securities	—	1,604	3	1,607
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	42	1	43
RMBS	—	1	—	1
CDO/ABS	—	1	—	1
Total bonds	—	45	1	46
Preferred stock	13	6	—	19
Common stock	21	—	—	21
Other long-term investments	—	—	1	1
Total other securities	34	51	2	87
Total investment securities	34	1,655	5	1,694
Restricted cash in mutual funds	482	—	—	482
Total	$942	$1,716	$5	$2,663

*
Due to the insignificant activity within the Level 3 assets during 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

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

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *				Impairment Charges
(dollars in millions)	Level 1	Level 2	Level 3	Total

At or for the Year Ended December 31, 2018
Assets
Finance receivables held for sale	$—	$—	$103	$103	$16
Real estate owned	—	—	6	6	3

At or for the Year Ended December 31, 2017
Assets
Real estate owned	$—	$—	$6	$6	$3

*	The fair value information presented in the table is as of the date the fair value adjustment was recorded.

We wrote down finance receivables held for sale to their fair value during 2018 and recorded the write downs in other revenues. We wrote down certain real estate owned reported in our Other segment to their fair value less cost to sell during 2017 and recorded the write downs in other revenues. See Notes 2 and 7 regarding the impairment loss recorded on the December 2018 Real Estate Loan Sale. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at December 31, 2018 and 2017 was as follows:

Range (Weighted Average)
	Valuation Technique(s)	Unobservable Input	December 31, 2018	December 31, 2017
Finance receivables held for sale	Income approach	Market value for similar type loan transactions to obtain a price point	*	*
Real estate owned	Market approach	third party valuation	*	*

*
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

Investment Securities

We utilize third party valuation service providers to measure the fair value of our investment securities, which are classified as available-for-sale or other and consist primarily of bonds. Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtain market price data from exchange or dealer markets.
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

Real Estate Owned

We initially base our estimate of the fair value on independent third party valuations at the time we take title to real estate owned. Subsequent changes in fair value are based upon independent third party valuations obtained periodically to estimate a price that would be received in a then current transaction to sell the asset.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2018, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

24. Subsequent Events

On February 11, 2019, the Company declared an initial quarterly dividend of $0.25 per share, payable on March 15, 2019 to record holders of our common stock as of the close of business on February 26, 2019.

25. Selected Quarterly Financial Data (Unaudited)

Our selected quarterly financial data for 2018 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$958	$933	$905	$862
Interest expense	229	227	220	200
Provision for finance receivable losses	278	256	260	254
Other revenues	153	144	140	137
Other expenses	390	395	522	377
Income before income taxes	214	199	43	168
Income taxes	46	51	36	44
Net income	$168	$148	$7	$124

Earnings per share:
Basic	$1.24	$1.09	$0.05	$0.91
Diluted	1.24	1.09	0.05	0.91

Note: Year-to-Date may not sum due to rounding

Our selected quarterly financial data for 2017 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$857	$808	$772	$759
Interest expense	204	207	203	202
Provision for finance receivable losses	231	243	236	245
Other revenues	146	152	121	141
Other expenses	381	389	388	396
Income before income taxes	187	121	66	57
Income taxes	148	52	24	24
Net income	$39	$69	$42	$33

Earnings per share:
Basic	$0.29	$0.52	$0.31	$0.25
Diluted	0.29	0.51	0.30	0.25

Note: Year-to-Date may not sum due to rounding.

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

As of December 31, 2018, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2018 financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2018. This report can be found included in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year-end (the “Proxy Statement”).

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

Consolidated Balance Sheets, December 31, 2018 and 2017

Consolidated Statements of Operations, years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows, years ended December 31, 2018, 2017, and 2016

Notes to the Consolidated Financial Statements

(2)    Financial Statement Schedules:

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

2.4*
Share Purchase Agreement, dated as of January 3, 2018, by and among OneMain Holdings, Inc. Springleaf Financial Holdings, LLC, and OMH Holdings, L.P. Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2018.

3.1
Restated Certificate of Incorporation of Springleaf Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013 (File No. 001-36129).

3.2	Amendment to Restated Certificate of Incorporation of OneMain Holdings, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 17, 2015.

3.3
Amended and Restated Bylaws of Springleaf Holdings, Inc. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013 (File No. 001-36129).

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

4.5.5
Fifth Supplemental Indenture, dated as of March 12, 2018, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 12, 2018.

4.5.6
Sixth Supplemental Indenture, dated as of May 11, 2018, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 7.125% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 11, 2018.

10.0	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 25, 2018.

10.1 **	OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2016.

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

10.5 **
Employment Agreement by and among Springleaf Finance, Inc. Springleaf General Services Corporation and Jay Levine, dated as of September 30, 2013. Incorporated by reference to Exhibit 10.10 to Springleaf Finance Corporation’s (File No. 333-191980) registration Statement on Forms S-4 filed on October 30, 2013.

10.5.1**
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

10.10
Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. and OMH Holdings, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2018.

10.11
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 8.250% Senior Notes due 2023. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

10.12
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 7.750% Senior Notes due 2021. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

10.13
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 6.00% Senior Notes due 2020. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

10.14
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 60-year junior subordinated debentures. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

10.15
Trust Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s trust preferred securities. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

21.1	Subsidiaries of OneMain Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

Exhibit

32.1	Section 1350 Certifications

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.
** Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2019.

ONEMAIN HOLDINGS, INC.

By:	/s/	Scott T. Parker
Scott T. Parker
(Executive Vice President and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2019.

/s/	Douglas H. Shulman	/s/	Peter B. Sinensky
	Douglas H. Shulman		Peter B. Sinensky
(President, Chief Executive Officer, and Director — Principal Executive Officer)		(Director)

/s/	Scott T. Parker	/s/	Marc E. Becker
	Scott T. Parker		Marc E. Becker
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)		(Director)

/s/	Michael A. Hedlund	/s/	Aneek S. Mamik
	Michael A. Hedlund		Aneek S. Mamik
(Senior Vice President and Group Controller — Principal Accounting Officer)		(Director)

/s/	Jay N. Levine	/s/	Valerie Soranno Keating
	Jay N. Levine		Valerie Soranno Keating
(Chairman of the Board and Director)		(Director)

/s/	Roy A. Guthrie	/s/	Richard A. Smith
	Roy A. Guthrie		Richard A. Smith
(Director)		(Director)

/s/	Matthew R. Michelini
Matthew R. Michelini
(Director)