Form 10-K
period 2019-12-31
OneMain Holdings, Inc.; SPRINGLEAF FINANCE CORP
filed 2020-02-14
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from to
Commission file number
001-36129 (OneMain Holdings, Inc.)
001-06155 (Springleaf Finance Corporation)

ONEMAIN HOLDINGS, INC.
SPRINGLEAF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (OneMain Holdings, Inc.)	27-3379612
Indiana (Springleaf Finance Corporation)	35-0416090
(State of incorporation)	(I.R.S. Employer Identification No.)

601 N.W. Second Street, Evansville, IN 47708
(Address of principal executive offices) (Zip code)

(812) 424-8031
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

OneMain Holdings, Inc.:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OMF	New York Stock Exchange
Springleaf Finance Corporation: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
OneMain Holdings, Inc.       Yes ☑ No ☐
Springleaf Finance Corporation      Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
OneMain Holdings, Inc.     Yes ☐ No ☑
Springleaf Finance Corporation     Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
OneMain Holdings, Inc.      Yes ☑ No ☐
Springleaf Finance Corporation      Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
OneMain Holdings, Inc.      Yes ☑ No ☐
Springleaf Finance Corporation      Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

OneMain Holdings, Inc.:
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
Springleaf Finance Corporation:
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
OneMain Holdings, Inc.      ☐
Springleaf Finance Corporation      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
OneMain Holdings, Inc.     Yes ☐ No ☑
Springleaf Finance Corporation     Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 28, 2019 was $2,596,092,195. All of Springleaf Finance Corporation’s common stock is held by OneMain Holdings, Inc. The registrant is directly owned by OneMain Holdings, Inc.

At January 31, 2020, there were 136,194,462 shares of OneMain Holdings, Inc.'s common stock, $0.01 par value, outstanding.
At January 31, 2020, there were 10,160,021 shares of Springleaf Finance Corporation's common stock, $0.50 par value, outstanding.

This annual report on Form 10-K (“Annual Report”) is a combined report being filed separately by two different registrants: OneMain Holdings, Inc. and Springleaf Finance Corporation. Springleaf Finance Corporation’s equity securities are owned directly by OneMain Holdings, Inc. The information in this Annual Report on Form 10-K is equally applicable to OneMain Holdings, Inc. and Springleaf Finance Corporation, except where otherwise indicated. Springleaf Finance Corporation meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K is incorporated by reference from OneMain Holdings, Inc.'s Definitive Proxy Statement for its 2020 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Explanatory Note

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2019 for OneMain Holdings, Inc. (“OMH”), and its wholly-owned direct subsidiary, Springleaf Finance Corporation (“SFC”). The information in this Annual Report on Form 10-K is equally applicable to OMH and SFC, except where otherwise indicated.

OMH and SFC is each filing on its own behalf all the information contained in this report that relates to OMH and SFC, respectively. Each registrant is not filing any information that does not relate to its own entity and therefore makes no representation to any such information.

OMH is a financial services holding company whose subsidiaries engage in the consumer finance and insurance businesses. Prior to the completion of the merger described below, OMH’s direct subsidiary was Springleaf Finance, Inc. (“SFI”).

On September 20, 2019, SFC entered into a merger agreement with its direct parent, SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's consolidated financial statements as of July 1, 2019. As a result of SFI's merger with and into SFC, SFC became a wholly-owned direct subsidiary of OMH.

OMH and SFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “we,” “us,” or “our.”

Management operates OMH and SFC as one enterprise and believes that combining the Annual Reports on Form 10-K into a single report will result in the following benefits:

•Facilitate a better understanding by the investors of OMH and SFC by presenting the business in the same manner as management views and operates the business;
•Provide a straightforward presentation by removing duplicate disclosures as substantially all the disclosures for OMH and SFC are the same; and
•Create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are nominal differences between OMH and SFC, and to help investors understand these differences, this report presents the following as separate notes or sections for OMH and SFC:

•Consolidated Financial Statements;
•Note 2 - Reconciliation of Springleaf Finance Corporation Results to OneMain Holdings, Inc. Results;
•Note 13 - Capital Stock and Earnings Per Share (OMH Only);
•Note 15 - Income Taxes; and
•Note 16 - Leases and Contingencies

This report also includes separate Item 9A (Controls and Procedures) and separate certifications for OMH and SFC in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that OMH and SFC are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

Omnibus Plan	OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan, effective May 25, 2016, under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	OneMain 401(k) Plan, previously defined as the Springleaf Financial Services 401(k) Plan
5.25% SFC Notes due 2019	$700 million of 5.25% Senior Notes due 2019 issued by SFC on December 3, 2014, guaranteed by OMH and redeemed in full on March 25, 2019
5.375% SFC Notes due 2029	$750 million of 5.375% Senior Notes due 2029 issued by SFC on November 7, 2019 and guaranteed by OMH
6.00% SFC Notes due 2020	$300 million of 6.00% Senior Notes due 2020 issued by SFC on May 29, 2013, guaranteed by OMH and redeemed in full on April 15, 2019
6.125% SFC Notes due 2024	$1.0 billion of 6.125% Senior Notes due 2024 issued by SFC on February 22, 2019 and $300 million of 6.125% Senior Notes due 2024 issued by SFC on July 2, 2019 and, in each case, guaranteed by OMH
6.625% SFC Notes due 2028	$800 million of 6.625% Senior Notes due 2028 issued by SFC on May 9, 2019 and guaranteed by OMH
A&S	Acquisitions and Servicing
ABO	accumulated benefit obligation
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AIG Share Sale Transaction	sale by SFH of 4,179,678 shares of OMH common stock pursuant to an Underwriting Agreement entered into February 21, 2018 among OMH, SFH and Morgan Stanley & Co. LLC
Annual Report	this Annual Report on Form 10-K of OMH and SFC for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction	the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
BPS	basis points
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CEO	chief executive officer
CFO	chief financial officer
CFPB	Consumer Financial Protection Bureau
Citigroup	CitiFinancial Credit Company
CMBS	commercial mortgage-backed securities
Compensation Committee	the committee of the OMH Board of Directors, which oversees OMH's compensation programs
Contribution	On June 22, 2018, SFC entered into a Contribution Agreement with SFI, a wholly-owned subsidiary of OMH. Pursuant to the Contribution Agreement, Independence was contributed by SFI to SFC.

Term or Abbreviation	Definition

December 2018 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of real estate, classified in finance receivables held for sale, for aggregate cash proceeds of $100 million on December 21, 2018.
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOI	Department of Insurance
ERISA	Employee Retirement Income Security Act of 1974
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2019 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of real estate loans with a carrying value of $16 million, classified in finance receivables held for sale, for aggregate cash proceeds of $19 million on February 5, 2019
FICO score	a credit score created by Fair Isaac Corporation
Fixed charge ratio	earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends
Fortress	Fortress Investment Group LLC
Fortress Acquisition	transaction by which FCFI Acquisition LLC, an affiliate of Fortress, acquired an 80% economic interest of the sole stockholder of SFC for a cash purchase price of $119 million, effective November 30, 2010
Fortress Transaction	the distributions by SFH to Fortress resulting from the Apollo-Värde Transaction
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
GLBA	Gramm-Leach-Bliley Act
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Indenture	the SFC Base Indenture, together with all subsequent Supplemental Indentures
Independence	Independence Holdings, LLC
Investment Company Act	Investment Company Act of 1940
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
LIBOR	London Interbank Offered Rate
Loss ratio	annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales or real estate owned, and operating expenses related to real estate owned as a percentage of average real estate loans
Merit	Merit Life Insurance Co., a former insurance subsidiary of SFC. In the fourth quarter of 2019, the Company sold all of the issued and outstanding shares in Merit to a third party
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
Moody’s	Moody’s Investors Service, Inc.
NAV	net asset valuation
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
OCLI	OneMain Consumer Loan, Inc
ODART	OneMain Direct Auto Receivables Trust
OGSC	OneMain General Services Corporation, successor to Springleaf General Services Corporation and SFMC
OMFG	OneMain Financial Group, LLC
OMFH	OneMain Financial Holdings, LLC
OMFH Indenture	Indenture entered into on December 11, 2014, as amended or supplemented from time to time, by OMFH and certain of its subsidiaries in connection with the issuance of the OMFH Notes
OMFH Notes	collectively, $700 million aggregate principal amount of 6.75% Senior Notes due 2019 and $800 million in aggregate principal amount of 7.25% Senior Notes due 2021

Term or Abbreviation	Definition

OMFH Supplemental Indenture	Second Supplemental Indenture, dated as of November 8, 2016, to the OMFH Indenture
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Financial Holdings, LLC, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain from CitiFinancial Credit Company, effective November 1, 2015
Other securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes	collectively, SFC’s 8.25% Senior Notes due 2023, and 7.75% Senior Notes due 2021, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH
PBO	projected benefit obligation
PVFP	present value of future profits
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Retail sales finance portfolio	collectively, retail sales finance contracts and revolving retail accounts
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
S&P	S&P Global Ratings (formerly known as Standard & Poor’s Ratings Service)
Sale of SpringCastle interests	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SERP	Supplemental Executive Retirement Plan
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture, dated as of December 3, 2014
SFC Eighth Supplemental Indenture	Eighth Supplemental Indenture, dated as of May 9, 2019, to the SFC Base Indenture
SFC Fifth Supplemental Indenture	Fifth Supplemental Indenture, dated as of March 12, 2018, to the SFC Base Indenture
SFC First Supplemental Indenture	First Supplemental Indenture, dated as of December 3, 2014, to the SFC Base Indenture
SFC Fourth Supplemental Indenture	Fourth Supplemental Indenture, dated as of December 8, 2017, to the SFC Base Indenture
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Other SFC Notes, and the 6.00% Senior Notes due 2020, which were redeemed in full on April 15, 2019
SFC Ninth Supplemental Indenture	Ninth Supplemental Indenture, dated as of November 7, 2019, to the SFC Base Indenture
SFC Second Supplemental Indenture	Second Supplemental Indenture, dated as of April 11, 2016, to the SFC Base Indenture
SFC Senior Notes Indentures	the SFC Base Indenture as supplemented by the SFC First Supplemental Indenture, the SFC Second Supplemental Indenture, the SFC Third Supplemental Indenture, the SFC Fourth Supplemental Indenture, the SFC Fifth Supplemental Indenture, the SFC Sixth Supplemental Indenture, the SFC Seventh Supplemental Indenture, the SFC Eighth Supplemental Indenture and the SFC Ninth Supplemental Indenture
SFC Seventh Supplemental Indenture	Seventh Supplemental Indenture, dated as of February 22, 2019, to the SFC Base Indenture

Term or Abbreviation	Definition

SFC Sixth Supplemental Indenture	Sixth Supplemental Indenture, dated as of May 11, 2018, to the SFC Base Indenture
SFC Third Supplemental Indenture	Third Supplemental Indenture, dated as of May 15, 2017, to the SFC Base Indenture
SFC Trust Guaranty Agreement	agreement entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the related payment obligations under the trust preferred securities in connection with the Junior Subordinated Debenture
SFH	Springleaf Financial Holdings, LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress that sold 54,937,500 shares of OMH's common stock to the Apollo-Värde Group in the Apollo-Värde Transaction
SFI	Springleaf Finance, Inc.
SFMC	Springleaf Finance Management Corporation
Share Purchase Agreement	a share purchase agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and the Company to acquire from SFH 54,937,500 shares of OMH's common stock that was issued and outstanding as of such date, representing the entire holdings of OMH's stock beneficially owned by Fortress
SLFT	Springleaf Funding Trust
SMHC	Springleaf Mortgage Holding Company
SpringCastle Interests Sale	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
SpringCastle Joint Venture	joint venture among SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, and SpringCastle Acquisition LLC in which SpringCastle Holdings, LLC previously owned a 47% equity interest in each of SpringCastle America, LLC, SpringCastle Credit, LLC and SpringCastle Finance, LLC and Springleaf Acquisition Corporation previously owned a 47% equity interest in SpringCastle Acquisition LLC
SpringCastle Portfolio	loans the Company previously owned and now service on behalf of a third party. On March 31, 2016, the portfolio was sold in connection with the “Sale of SpringCastle interests”
Springleaf	OMH and its subsidiaries (other than OneMain)
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
TILA	Truth In Lending Act
Triton	Triton Insurance Company, an insurance subsidiary of OneMain
Trust preferred securities	capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
UPB	unpaid principal balance for interest bearing accounts and the gross remaining contractual payments less the unaccreted balance of unearned finance charges for precompute accounts
Värde	Värde Partners, Inc.
VIEs	variable interest entities
VOBA	value of business acquired
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company, a former insurance subsidiary of SFC. In the third quarter of 2018, the Company sold all of the issued and outstanding shares in Yosemite to a third party

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements are subject to risks, uncertainties, assumptions, and other important factors that may cause actual results, performance or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events, whether as a result of new information, future developments, or otherwise, except as required by law. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events, or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “believes,” “estimates,” “expects,” “foresees,” “intends,” “plans,” “projects,” and similar expressions or future or conditional verbs such as “would,” “should,” “could,” “may,” or “will” are intended to identify forward-looking statements. Important factors that could cause actual results, performance, or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•adverse changes in general economic conditions, including the interest rate environment and the financial markets;

•risks related to the acquisition or sale of assets or businesses or the formation, termination, or operation of joint ventures or other strategic alliances, including increased loan delinquencies or net charge-offs, integration or migration issues, increased costs of servicing, incomplete records, and retention of customers;

•our estimates of the allowance for finance receivable losses may not be adequate to absorb actual losses, causing our provision for finance receivable losses to increase, which would adversely affect our results of operations;

•increased levels of unemployment and personal bankruptcies;

•a change in the proportion of secured loans may affect our personal loan receivables and portfolio yield;

•adverse changes in the rate at which we can collect or potentially sell our finance receivables portfolio;

•natural or accidental events such as earthquakes, hurricanes, tornadoes, fires, or floods affecting our customers, collateral, or our branches or other operating facilities;

•war, acts of terrorism, riots, civil disruption, pandemics, disruptions in the operation of our information systems, or other events disrupting business or commerce;

•a failure in or breach of our operational or security systems or infrastructure or those of third parties, including as a result of cyber-attacks, or other cyber-related incidents involving the loss, theft or unauthorized disclosure of personally identifiable information, or “PII,” of our present or former customers;

•our credit risk scoring models may be inadequate to properly assess the risk of customer unwillingness or lack of capacity to repay;

•adverse changes in our ability to attract and retain employees or key executives to support our businesses;

•increased competition, or changes in customer responsiveness to our distribution channels, an inability to make technological improvements, and the ability of our competitors to offer a more attractive range of personal loan products than we offer;

•changes in federal, state, or local laws, regulations, or regulatory policies and practices that adversely affect our ability to conduct business or the manner in which we currently are permitted to conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the Tax Act;

•risks associated with our insurance operations, including insurance claims that exceed our expectations or insurance losses that exceed our reserves;

•our inability to successfully implement our growth strategy for our consumer lending business or successfully acquire portfolios of personal loans;

•declines in collateral values or increases in actual or projected delinquencies or net charge-offs;

•potential liability relating to finance receivables which we have sold or securitized or may sell or securitize in the future if it is determined that there was a non-curable breach of a representation or warranty made in connection with such transactions;

•the costs and effects of any actual or alleged violations of any federal, state, or local laws, rules or regulations, including any associated litigation;

•the costs and effects of any fines, penalties, judgments, decrees, orders, inquiries, investigations, subpoenas, or enforcement or other proceedings of any governmental or quasi-governmental agency or authority and any associated litigation;

•our continued ability to access the capital markets and maintain adequate current sources of funds to satisfy our cash flow requirements;

•our ability to comply with our debt covenants;

•our ability to generate sufficient cash to service all of our indebtedness;

•any material impairment or write-down of the value of our assets;

•the ownership of OMH's common stock continues to be highly concentrated, which may prevent other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest;

•the effects of any downgrade of our debt ratings by credit rating agencies, which could have a negative impact on our cost of and/or access to capital;

•our substantial indebtedness, which could prevent us from meeting our obligations under our debt instruments and limit our ability to react to changes in the economy or our industry or our ability to incur additional borrowings;

•our ability to maintain sufficient capital levels in our regulated and unregulated subsidiaries;

•changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices;

•management estimates and assumptions, including estimates and assumptions about future events, may prove to be incorrect; and

•various risks relating to continued compliance with the Settlement Agreement with the U.S. Department of Justice.

We also direct readers to the other risks and uncertainties discussed in "Risk Factors" in Part I - Item 1A of this report and in other documents we file with the SEC.

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

PART I

Item 1. Business.

BUSINESS OVERVIEW

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2019 for OneMain Holdings, Inc. (“OMH”), a financial service holding company, and its wholly-owned direct subsidiary, Springleaf Finance Corporation (“SFC”). The information in this combined report is equally applicable to OMH and SFC, except where otherwise indicated. OMH and SFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “we,” “us,” or “our.”

As the nation’s largest lending-exclusive consumer finance company, we:

•provide responsible personal loan products;
•offer optional credit insurance and other products;
•service loans owned by us and service loans owned by third-parties;
•pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and,
•may establish joint ventures or enter into other strategic alliances.

We provide origination, underwriting and servicing of personal loans, primarily to non-prime customers. We believe we are well positioned for future growth, with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2019, we had $18.4 billion of personal loans due from approximately 2.44 million customer accounts.

Our network of over 1,500 branches in 44 states is staffed with expert personnel and is complemented by our online personal loan origination capabilities and centralized operations, which allow us to reach customers located outside our branch network. Our digital platform provides our current and prospective customers with the option of applying for a personal loan via our website, www.omf.com.

We also pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios and other financial assets, as well as fee-based opportunities in servicing loans for others in connection with potential strategic portfolio acquisitions through our centralized operations. See “Centralized Operations” below for further information on our centralized servicing centers.

Prior to June 25, 2018, Springleaf Financial Holdings, LLC (“SFH”) owned approximately 44% of OMH’s common stock. SFH was owned primarily by a private equity fund managed by an affiliate of Fortress. On June 25, 2018, an investor group led by funds managed by affiliates of Apollo and Värde (the “Apollo-Värde Group”) completed its purchase from SFH of 54,937,500 shares of OMH's common stock at a purchase price per share of $26.00 for an aggregate purchase price of approximately $1.4 billion in cash (the “Apollo-Värde Transaction”). Upon closing of the Apollo-Värde Transaction, OMH entered into an Amended and Restated Stockholders’ Agreement, the terms of which are described in the OMH Current Report on Form 8-K filed with the SEC on June 25, 2018. As provided for in the Amended and Restated Stockholders’ Agreement, the Apollo-Värde Group has designated six of OMH's nine directors.

At December 31, 2019, the Apollo-Värde Group owned approximately 40.4% of OMH’s common stock and is OMH’s largest stockholder.

As part of our ongoing efforts related to the integration of Springleaf and OneMain, on September 20, 2019, SFC entered into a merger agreement with its direct parent, SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's consolidated financial statements as of July 1, 2019. As a result of SFI's merger with and into SFC, SFC became a wholly-owned direct subsidiary of OMH.

The following chart summarizes our organization structure. The chart is provided for illustrative purposes only and does not represent all of our subsidiaries or obligations.

Apollo-Värde Group and Management
Public Stockholders
OneMain Holdings, Inc. "OMH"
Springleaf Finance Corporation "SFC"
Subsidiaries of SFC (including OneMain)

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving consumers who have limited access to credit from banks, credit card companies and other traditional lenders. Using November 2019 data from Experian, we estimated that there are approximately 100 million U.S. borrowers in our target market, who collectively have approximately $1.3 trillion of outstanding borrowings in the form of personal installment loans, vehicle loans and leases, and credit cards. We believe this large market provides us with an attractive growth opportunity.

We are one of the few national participants in the consumer installment lending industry. Our national branch network, combined with the capabilities resident in our centralized operations, provide a platform to efficiently and responsibly serve this market. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry. See also “Competition” included in this report.

SEGMENT

At December 31, 2019, Consumer and Insurance ("C&I") is our only reportable segment. Beginning in the fourth quarter of 2019, we included our Acquisitions and Servicing (“A&S”), which was previously presented as a distinct reporting segment, in Other. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for more information on this change in our segment alignment and for more information about our segment. We have revised our prior period segment disclosures to conform to this new alignment.

Consumer and Insurance

We originate and service secured and unsecured personal loans and offer optional credit and non-credit insurance and related products through our combined branch network and our centralized operations. Personal loan origination and servicing, along with our insurance products, forms the core of our operations. Our branch operations included over 1,500 branch offices in 44 states as of December 31, 2019. In addition, our centralized support operations provide underwriting and servicing support to branch operations.

Our insurance business is conducted through our wholly-owned insurance subsidiaries, American Health and Life Insurance Company ("AHL") and Triton Insurance Company ("Triton"). AHL is a life and health insurance company licensed in 49 states, the District of Columbia, and Canada to write credit life, credit disability, and non-credit insurance products. Triton is a property and casualty insurance company licensed in 50 states, the District of Columbia, and Canada to write credit involuntary unemployment and collateral protection insurance. The Company sold all of the issued and outstanding shares of its former insurance subsidiaries, Yosemite Insurance Company ("Yosemite") and Merit Life Insurance Co. ("Merit"), to third parties on September 30, 2018 and December 31, 2019, respectively. See Note 12 of the Notes to the Consolidated Financial Statements included in this report for further information on our insurance business.

Products and Services. Our personal loan portfolio is comprised of assets that have performed through various market conditions. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. Our secured personal loans include direct auto loans, which are typically larger in size and based on the collateral of newer cars with higher values. Our loans have no pre-payment penalties.

We offer the following optional credit insurance products to our customers:

•Credit life insurance — Insures the life of the borrower in an amount typically equal to the unpaid balance of the finance receivable and provides for payment to the lender of the finance receivable in the event of the borrower’s death.

•Credit disability insurance — Provides scheduled monthly loan payments to the lender during borrower’s disability due to illness or injury.

•Credit involuntary unemployment insurance — Provides scheduled monthly loan payments to the lender during borrower’s involuntary unemployment.

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

We also offer Guaranteed Asset Protection (“GAP”) coverage as a waiver product or insurance. GAP provides coverage in an event of a total loss to the auto, all or part of the difference between what the customer owes on their auto loan and the payment amount made by the customer’s primary auto insurance.

Should a customer fail to maintain required insurance on property pledged as collateral for the finance receivable, we obtain collateral protection insurance, at the customer’s expense, that protects the value of that collateral.

Customer Development. We staff each of our branch offices with local well-trained personnel, including professionals who have significant experience in the industry. Our business model revolves around an origination, underwriting, and servicing process that leverages our local community presence. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also leads to additional lending opportunities.

We solicit prospective customers, as well as current and former customers, through a variety of direct mail offers and targeted online advertising. We use proprietary modeling, along with data purchased from credit bureaus, alternative data providers, and our existing data/experience to acquire and develop new and profitable customer relationships.

Our digital platform allows current and prospective customers the ability to apply for a personal loan online, at omf.com. Many of our new customer applications are sourced online, delivered via targeted marketing, search engines, e-mail, and internet loan aggregators. Most online applications are closed in a branch; however, we do close a small portion of our loans remotely outside the branch.

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which considers each prospective customer’s budget, and his or her willingness and capacity to repay the loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s expected willingness and capacity to repay. We develop these models using numerous factors, including past customer credit repayment experience and application data, and periodically revalidate these models based on recent portfolio performance. Our underwriting process in the branches and for loan applications received through our website that are not automatically declined includes the development of a budget (net of taxes and monthly expenses) for the applicant. We obtain a security interest in titled property for our secured personal loans.

Our customers are primarily considered non-prime and often require significantly higher levels of servicing than prime customers. As a result, we tend to charge these customers higher interest rates to compensate us for the related credit risks and servicing costs.

Account Servicing. Account servicing and collections for personal loans are handled at the branch office where the personal loans were originated, or in our centralized service centers. All servicing and collection activity is conducted and documented on proprietary systems which log and maintain, within our centralized information systems, a permanent record of all transactions and notations made with respect to the servicing and/or collection of a personal loan, and may also be used to assess a personal loan application. The proprietary systems permit all levels of branch office management to review, on a daily basis, the individual and collective performance of all branch offices for which they are responsible.

CENTRALIZED OPERATIONS

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•mail and telephone solicitations;
•payment processing;
•originating “out of network” loans;
•servicing of delinquent real estate loans and certain personal loans;
•bankruptcy process for loans in Chapter 7, 11, 12 and 13 proceedings;
•litigation requests against delinquent borrowers;
•collateral protection insurance tracking;
•repossessing and re-marketing of titled collateral;
•sales and retention of customers; and
•charge-off recovery operations.

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

OPERATIONAL CONTROLS

We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operations. We evaluate internal systems, processes and controls to mitigate operational risk and control and monitor our businesses through a variety of methods including the following:

•Our operational policies and procedures standardize various aspects of lending and collections.
•Our branch finance receivable systems control amounts, rates, terms, and fees of our customers’ accounts; create loan documents specific to the state in which the branch office operates or to the customer’s location if the loan is made electronically through our centralized operations; and control cash receipts and disbursements.
•Our accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences.
•Our credit risk management system reports allow us to track individual branch office performance and to monitor lending and collection activities.
•Our privacy and information security incident response plan establishes a privacy and information security response team that responds to information security incidents by identifying, evaluating, responding to, investigating, and resolving information security incidents impacting our information systems.
•Our executive information system is available to headquarters and field operations management to review the status of activity through the close of business of the prior day.
•Our branch operations management structure, Regional Quality Coordinators and Compliance Field Examination team are designed to control a large, decentralized organization with succeeding levels of supervision staffed with more experienced personnel.
•Our branch operations compensation plan aligns with corporate strategies and is based on profitability, credit quality, and compliance.
•Our Compliance Department assesses our compliance with federal and state laws and regulations, as well as our compliance with our internal policies and procedures; oversees training to ensure team members have a sufficient level of understanding of the laws and regulations that impact their job responsibilities; and manages our state regulatory examination process.
•Our Executive Office of Customer Care maintains our consumer complaint resolution and reporting process.
•Our internal audit department audits our business for adherence to operational policy and procedure and compliance with federal and state laws and regulations.

PRIVACY, DATA PROTECTION, INFORMATION AND CYBER SECURITY

Regulatory and legislative activity in the areas of privacy, data protection, and information and cyber security continues to increase worldwide. We have established policies and practices that provide a framework for compliance with applicable privacy, data protection, and information and cyber security laws and work to meet evolving customer privacy expectations. Our regulators are increasingly focused on ensuring that these policies and practices are adequate, including providing consumers with choices, if required, about how we use and share their information and ensuring that we appropriately safeguard their personal information and account access.

Our consumer loan business is subject to the privacy, disclosure, and safeguarding provisions of the Gramm-Leach-Bliley Act ("GLBA") and Regulation P, which implements the statute. Among other things, the GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and requires us to develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities, and the sensitivity of customer information that we process. Various states also have adopted laws, rules, and regulations pertaining to privacy and/or information and cyber security that may be more stringent and/or expansive than federal requirements. Certain of these requirements may apply to the personal information of our employees and contractors as well as to our customers. Various U.S. federal regulators and U.S. states and territories have also enacted data security breach notification requirements that are applicable to us. For example, the California Consumer Privacy Act and the New York Cybersecurity Regulation impose more stringent requirements with respect to privacy and data security, respectively, than federal law.

REGULATION

Federal Laws

Various federal laws and regulations govern loan origination, servicing and collections, including:

•the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), (which, among other things, created the CFPB);
•the Equal Credit Opportunity Act (which, among other things, prohibits discrimination against creditworthy applicants) and Regulation B, which implements this statute;
•the Fair Credit Reporting Act (which, among other things, governs the use of credit bureau reports and reporting information to credit bureaus);
•the Truth in Lending Act (which, among other things, governs disclosure of applicable charges and other terms of consumer credit) and Regulation Z, which implements this statute;
•the Fair Debt Collection Practices Act (which, among other things, governs practices in collecting certain debts);
•the Gramm-Leach-Bliley Act (which, among other things, governs the handling of personal financial information) and Regulation P, which implements this statute;
•the Military Lending Act (which, among other things, governs certain consumer lending to active-duty military servicemembers and their spouses and covered dependents, and limits the interest rate and certain fees, charges and premium they may be charged on certain loans);
•the Servicemembers Civil Relief Act (which, among other things, can impose limitations on the interest rate and the servicer’s ability to collect on a loan originated with an obligor who is on active-duty status and up to nine months thereafter);
•the Real Estate Settlement Procedures Act and Regulation X (both of which regulate the making and servicing of closed end residential mortgage loans);
•the Federal Trade Commission’s Consumer Claims and Defenses Rule, also known as the “Holder in Due Course” Rule (which, among other things, allows a consumer to assert, against the assignees of certain credit contracts, certain claims that the consumer may have against the originator of the credit contracts); and
•the Federal Trade Commission Act (which, among other things, prohibits unfair and deceptive acts and practices).

The Dodd-Frank Act and the regulations promulgated thereunder have affected and are likely in the future to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that became effective January 10, 2014, and are applicable to the remaining real estate loan portfolio serviced by or for Springleaf. Amendments to some sections of these mortgage servicing regulations became effective on October 19, 2017 and some became effective on April 19, 2018. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls. The CFPB has indicated that it intends to issue new debt collection rules in 2020, with enforcement to begin in 2021, that will directly apply to third-party debt collectors, but not to creditors. The primary rules that will likely be adopted will cover communications frequency and timing, type of information required to be provided to consumers regarding the debt, and the express permission for debt collectors to use communication strategies like text messages and e-mail. Third-party debt collectors will need to adopt adequate compliance controls.

The CFPB has enforcement authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as any nonbank that it has reasonable cause to determine has engaged or is engaging in conduct that poses risks to consumers with regard to consumer financial products or services. In addition to the authority to bring nonbanks under the CFPB’s supervisory authority based on risk determinations, the CFPB also has authority under the Dodd-Frank Act to supervise nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including mortgage originators, brokers and servicers) and payday lenders. Currently, the CFPB has supervisory authority over the Company with respect to mortgage servicing and mortgage origination, which allows the CFPB to conduct an examination of our mortgage servicing practices and our prior mortgage origination practices.

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market and the consumer installment lending market. On June 30, 2015, the CFPB published its final rule for designating “larger participants” in the auto financing market. With the adoption of this regulation, we are considered a larger participant in the auto financing market and are subject to supervision and examination by the CFPB for our direct auto loan business, including loans that are secured by autos and refinances of loans secured by autos that were for the purchase of autos. In its Spring 2018 rulemaking agenda, the CFPB stated that it had decided to classify as “inactive” certain rulemakings previously identified in the expectation that the final decisions on proceeding will be made by the next permanent director. The larger-participant rule for consumer installment loans was one of the rulemaking initiatives designated as inactive. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger-participant rule for consumer installment loans.

On October 5, 2017, the CFPB issued its final rule for Payday, Vehicle Title, and Certain High-Cost Installment Loans (the “small-dollar rule”). The final small-dollar rule does not apply to any loan made by the Company because our loans have a term of 46+ days, no balloon payment, and an APR limit of 36%. The proposed rule, published in 2016, had covered a relatively small segment of our loans because it calculated the 36% high-cost coverage threshold as an “all-in” APR, a term that included the cost of insurance and other optional products purchased within 3 days of the loan closing date. The final rule calculates the 36% figure under the traditional method prescribed by the Truth-In-Lending Act (TILA). Because the final rule replaced the proposed rule’s “all-in” APR calculation with a TILA APR calculation, a change that the Company advocated in the public comment letter it submitted to the CFPB, the final rule covers no loan made by the Company, even if the loan is both sold with insurance and secured by a vehicle or recurring ACH authorization.

The investigation and enforcement provisions of Title X of the Dodd-Frank Act may adversely affect our business if the CFPB or one or more state attorneys general or state regulators believe that we have violated any federal consumer financial protection laws, including the prohibition in Title X against unfair, deceptive or abusive acts or practices. The CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. The CFPB has the authority to impose monetary penalties for violations of federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties for violations of law, as well as reckless or knowing violations of federal consumer financial laws (including the CFPB’s own rules). Also, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions against state-chartered companies, among others, for enforcement of the provisions of Title X of the Dodd-Frank Act, including CFPB regulations issued under Title X, and to secure remedies provided under Title X or other law.

The Dodd-Frank Act also requires that a securitizer generally retain not less than 5% of the credit risk for certain types of securitized assets that are created, transferred, sold, or conveyed through issuance of asset-backed securities with an exception for securitizations that are wholly composed of “qualified residential mortgages.” The risk retention requirement has reduced the amount of financing typically obtained from our securitization transactions and has imposed compliance costs on our securitizations and costs with respect to certain of our financing transactions. With respect to each financing transaction that is subject to the risk retention requirements of the Dodd-Frank Act, we either retain at least 5% of the balance of each such class of debt obligations and at least 5% of the residual interest in each related VIE or retain at least 5% of the fair value of all ABS interests (as defined in the risk retention requirements), which is satisfied by retention of the residual interest in each related VIE, which, in each case, collectively, represents at least 5% of the economic interest in the credit risk of the securitized assets in satisfaction of the risk retention requirements. In addition, the SEC adopted significant revisions to Regulation AB, imposing new requirements for asset-level disclosures for asset-backed securities backed by real estate related assets, auto related assets, or backed by debt securities. This could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

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

In general, these additional state laws and regulations, under which we conduct a substantial amount of our lending business:
•provide for state licensing and periodic examination of lenders and loan originators, including state laws adopted or amended to comply with licensing requirements of the federal Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (which, in some states, requires licensing of individuals who perform real estate loan modifications);
•require the filing of reports with regulators and compliance with state regulatory capital requirements;
•impose maximum term, amount, interest rate, and limit other charges;
•impose consumer privacy rights and other obligations that may require us to notify customers, employees, state attorneys general, regulators and others in the event of a security breach;
•regulate whether and under what circumstances we may offer insurance and other optional products in connection with a lending transaction; and
•provide for additional consumer protections.

There is a clear trend of increased state regulation on loan origination, servicing and collection, as well as more detailed reporting, more detailed examinations, and coordination of examinations among the states.

State authorities also regulate and supervise our insurance business. The extent of such regulation varies by product and by state, but relates primarily to the following:
•licensing;
•conduct of business, including marketing and sales practices;
•periodic financial and market conduct examination of the affairs of insurers;
•form and content of required financial reports;
•standards of solvency;
•limitations on the payment of dividends and other affiliate transactions;
•types of products offered;
•approval of policy forms and premium rates;
•formulas used to calculate any unearned premium refund due to an insured customer;
•permissible investments;
•deposits of securities for the benefit of policyholders;
•reserve requirements for unearned premiums, losses, and other purposes; and
•claims processing.

Canadian Laws

The Canadian federal and provincial insurance regulators regulate and supervise the insurance made available to borrowers through a third-party Canadian lender. Its regulation and supervision relate primarily to the following:
•licensing;
•conduct of business, including marketing and sales practices;
•periodic financial and market conduct examination of the affairs of insurers;
•form and content of required financial reports;
•standards of solvency;
•limitations on the payment of dividends and other affiliate transactions;
•types of products offered; and
•reserve requirements for unearned premiums, losses, and other purposes.

COMPETITION

We operate primarily in the consumer installment lending industry. We focus on servicing the non-prime customer through a national branch network, online, and over the phone.

We have a number of local, regional, national, and internet competitors in the consumer installment lending industry that seek to serve the same population of non-prime customers. These competitors are various types of financial institutions that operate within our geographic network and over the Internet, including community banks and credit unions, that offer similar products and services. We believe that competition between consumer installment lenders occurs primarily on the basis of price, service quality, speed of service, flexibility of loan terms offered, and operational capability.

We believe that we possess several competitive strengths that position us to capitalize on the significant growth opportunity, and to compete effectively with other lenders in our industry. Our national branch network enables us to perform multiple functions and we believe it is a proven distribution channel for our personal loan and optional insurance products. We can provide same-day fulfillment to approved customers. Our network gives us a distinct competitive advantage over many industry participants who do not have, and cannot replicate without significant investment, a similar network. Our digital platform and our centralized operations enhance our nationwide network, which gives us the ability to originate loans and serve customers online and over the phone. We believe our deep understanding of local markets and customers, together with our proprietary underwriting process, sophisticated data analytics, and decisioning tools allow us to price, manage, and monitor risk effectively through changing economic conditions. In addition, our high-touch relationship-based servicing model is a major contributor to our superior loan performance and distinguishes us from our competitors.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” included in this report for discussion of our seasonal trends.

EMPLOYEES

As of December 31, 2019, we had over 9,700 employees.

AVAILABLE INFORMATION

OMH and SFC file annual, quarterly, current reports, proxy statements (only OMH), and other information with the SEC. The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including OMH and SFC) file electronically with the SEC.

These reports are also available free of charge through our website, www.omf.com under “Investor Relations,” as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

In addition, OMH's Code of Business Conduct and Ethics (the “Code of Ethics”), Code of Ethics for Principal Executive and Senior Financial Officers (the “Financial Officers’ Code of Ethics”), Corporate Governance Guidelines and the charters of the committees of the OMH Board of Directors are posted on our website at www.omf.com under “Investor Relations” and printed copies are available upon request. We intend to disclose any material amendments to or waivers of OMH Code of Ethics and Financial Officers’ Code of Ethics requiring disclosure under applicable SEC or NYSE rules on our website within four business days of the date of any such amendment or waiver in lieu of filing a Form 8-K pursuant to Item 5.05 thereof.

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

RISKS RELATED TO OUR BUSINESS

Our results of operations and financial condition and our borrowers’ ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and deterioration in general economic conditions in the U.S. and abroad historically have created a difficult operating environment for companies involved in consumer lending. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and/or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, energy costs and interest rates; events such as natural disasters, acts of war, terrorism, catastrophes; events that affect our borrowers, such as major medical expenses, divorce or death; and the quality of any collateral underlying our finance receivables. If we experience an economic downturn, or if we become affected by other events beyond our control, we may experience a significant reduction in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our investments. We may also become exposed to increased credit risk from our customers and third parties who have obligations to us.

Moreover, our customers are primarily non-prime borrowers, who have historically been more likely to be affected, or more severely affected, by adverse macroeconomic conditions than prime borrowers. If a borrower defaults under a finance receivable held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the outstanding principal and accrued but unpaid interest on the finance receivable, which could adversely affect our cash flows from operations. The cost to service our loans may also increase without a corresponding increase in our finance charge income.

We are exposed to geographic customer concentration risk. An economic downturn or catastrophic event that disproportionately affects certain geographic regions could materially and adversely affect our business, financial condition and results of operations, including the performance of our finance receivables portfolio. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for quantification of our largest concentrations of net finance receivables.

We cannot assure you that our policies and procedures for underwriting, processing and servicing loans will adequately adapt to adverse economic or other changes. If we fail to adapt to changing economic conditions or other factors, or if such changes adversely affect our borrowers’ willingness or capacity to repay their loans, our results of operations, financial condition and liquidity would be materially adversely affected.

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

Potential difficulties we may encounter in connection with these transactions and arrangements include, but are not limited to, the following:
•the integration of the assets or business into our information technology platforms and servicing systems;
•the quality of servicing during any interim servicing period after we purchase a portfolio but before we assume servicing obligations from the seller or its agents;
•the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns;
•incomplete or inaccurate files and records;
•the retention of existing customers;
•the creation of uniform standards, controls, procedures, policies and information systems;
•the occurrence of unanticipated expenses; and
•potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

For example, in some cases loan files and other information (including servicing records) may be incomplete or inaccurate. If our employees are unable to access customer information easily, or if we are unable to produce originals or copies of documents or accurate information about the loans, collections could be materially and adversely affected, and we may not be able to enforce our right to collect in some cases. Similarly, collections could be affected by any changes to our collection practices, the restructuring of any key servicing functions, transfer of files and other changes that would result from our assumption of the servicing of the acquired portfolios.

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

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance in Accounting Standards Codification (“ASC”) 450, Contingencies, and, in part, on our historic loss experience. If customer behavior changes as a result of economic conditions and if we are unable to predict how the unemployment rate, housing price index, and general economic uncertainty may affect our allowance for finance receivable losses, our allowance for finance receivable losses may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

In June of 2016, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes the way that entities are required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach. The new approach requires entities to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable forecasts of collectability. It is anticipated that the expected credit loss model may require earlier recognition of credit losses than the incurred loss approach. This ASU is effective for the Company beginning January 1, 2020. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for more information on this new accounting standard.

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

Moreover, the vast majority of our finance receivables are fixed-rate finance receivables, which generally decline in value if interest rates increase. As such, if changing market conditions cause interest rates to increase substantially, the value of our fixed-rate finance receivables could decline. Increases in market interest rates could negatively impact our net interest income, as well as our cash flow from operations and results of operations. Because we are subject to applicable legal and regulatory restrictions in certain jurisdictions that limit the maximum interest rate that we may charge on a certain population of our loans, we are limited in our ability to increase the interest rate on our loans to offset any increases in our cost of funds as market interest rates increase. Our yield, as well as our cash flows from operations and results of operations, could be materially and adversely affected if we are unable to increase the interest rates charged on newly originated loans to offset any increases in our cost of funds as market interest rates increase. Accordingly, any increase in interest rates could negatively affect our results of operations, financial condition and liquidity.

We may be required to indemnify or repurchase finance receivables from purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our results of operations, financial condition and liquidity.

The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if:
•our representations and warranties concerning the quality and characteristics of the finance receivable are inaccurate;
•there is borrower fraud; or
•we fail to comply, at the individual finance receivable level or otherwise, with regulatory requirements in connection with the origination and servicing of the finance receivables.

Many purchasers or investors in finance receivables (including through securitizations) are particularly aware of the conditions under which originators must indemnify purchasers or repurchase finance receivables and would benefit from enforcing any repurchase remedies that they may have. At its maximum, our exposure to repurchases or our indemnification obligations under our representations and warranties could include the current unpaid balance of all finance receivables that we have sold or securitized, and which are not subject to settlement agreements with purchasers.

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

Our business and reputation may be materially impacted by information system failures, cyber threats, or network disruptions.

Our business relies heavily on information systems to deliver products and services to our customers, and to manage our ongoing operations. These systems may encounter service disruptions due to system, network or software failure, security breaches, computer viruses, accidents, power disruptions, telecommunications failures, acts of terrorism or war, physical or electronic break-ins, or other events or disruptions. In addition, denial-of-service attacks could overwhelm our internet sites and prevent us from adequately serving customers. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in our system environment over long periods of time. Cyber threats can have cascading impacts that unfold with increasing speed across our computer systems and networks and those of our third-party vendors. System redundancy and other continuity measures may be ineffective or inadequate, and our business continuity and disaster recovery planning may not be sufficient to adequately address the disruption. A disruption could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, which could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, or otherwise materially adversely affect our financial condition and operating results.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject us to significant reputational, financial, legal and operational consequences.

Our operations rely heavily on the secure processing, storage and transmission of confidential customer and other information including, among other things, personally identifiable information (“PII”), in our computer systems and networks, as well as those of third parties. Our branch offices and centralized servicing centers, as well as our administrative and executive offices, are part of an electronic information network that is designed to permit us to originate and track finance receivables and collections and perform other tasks that are part of our everyday operations. We devote significant resources to network and data security, including through the use of encryption and other security measures intended to protect our computer systems and data. These security measures may not be sufficient and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our computer systems. Any failure, interruption, or breach in our cyber security could result in reputational harm, disruption of our customer relationships, or our inability to originate, process and service our finance receivable products. Further, any of these cyber security and operational risks could expose us to lawsuits by customers for identity theft or other damages resulting from data breach involving PII or misuse of their PII and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, regulators may impose penalties and/or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cyber security to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with customers, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and, despite our best efforts, we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition and liquidity. Although we have insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available.

We are also subject to the theft or misuse of physical customer and employee records at our facilities.

Our branch offices and centralized servicing centers have physical customer records necessary for day-to-day operations that contain extensive confidential information about our customers, including financial data and PII. We also retain physical records in various storage locations. The loss or theft of customer information and data from our branch offices, central servicing facilities, or other storage locations could subject us to additional regulatory scrutiny and penalties and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, if we cannot locate original documents (or copies, in some cases) for certain finance receivables, we may not be able to collect on those finance receivables.

Certain of our operations rely on external vendors.

We rely on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, we outsource a portion of our information systems, communication, data management and transaction processing to third parties. Accordingly, we are exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus. Such failure to perform could be disruptive to our operations, and have a materially adverse impact on our business, results of operations and financial condition. These third parties are also sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If the vendors encounter any of these issues, we could be exposed to disruption of service, damage to reputation and litigation.

Our insurance operations are subject to a number of risks and uncertainties, including claims, catastrophic events, underwriting risks and dependence on a primary distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as natural disasters, pandemic disease, cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition and results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment, such as: changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by the customer's loan, insure the collateral). Because our customers do not directly agree to the amount charged for collateral protection at the time it is purchased, regulators may in the future prohibit our insurance companies from providing this insurance to our lending operations. Moreover, our insurance companies are predominately dependent on our lending operations as the primary source of business and product distribution. If our lending operations discontinue offering insurance products, including as a result of regulatory requirements or rate caps, our insurance operations would need to find an alternate distribution partner for their products, of which there can be no assurance.

We are a party to various lawsuits and proceedings and may become a party to various lawsuits and proceedings in the future which, if resolved in a manner adverse to us, could materially adversely affect our results of operations, financial condition and liquidity.

In the normal course of business, from time to time, we have been named, and may be named in the future, as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arbitrations, class actions and other litigation, arising in connection with our business activities. Certain of the legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. The continued occurrences of large damage awards in general in the U.S., including large punitive damage awards in certain jurisdictions that bear little or no relation to actual economic damages incurred by plaintiffs, create the potential for an unpredictable result in any given proceeding. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our results of operations, financial condition and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Note 16 of the Notes to the Consolidated Financial Statements included in this report.

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

Our future success significantly depends on the continued service and performance of our key management personnel. Competition for these employees is intense and we may not be able to attract and retain key personnel. We do not maintain any “key man” or other related insurance. If we are unable to attract appropriately qualified personnel, we may not be successful in originating loans and servicing our customers, which could materially harm our business, financial condition and results of operations.

Employee misconduct could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.

Our reputation is critical to developing and maintaining relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity, and in addition we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine, based upon such misconduct, that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our ability to compete and adversely affect our results of operations, financial condition and liquidity.

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

As part of our growth strategy, we have committed to building our lending business. If we are unable to successfully implement our strategy, our results of operations, financial condition and liquidity may be materially adversely affected.

We believe that our future success depends on our ability to implement our strategy, the key feature of which has been to shift our primary focus to originating personal loans as well as acquiring portfolios of personal loans, pursuing acquisitions of companies, and/or establishing joint ventures or other strategic alliances. We have also expanded our digital presence in online lending through our centralized operations, which may involve additional risks associated with verifying income and customer identities.

We may not be able to implement our strategy successfully, and our success depends on a number of factors, including, but not limited to, our ability to:
•address the risks associated with our focus on personal loans (including direct auto loans), including, but not limited to consumer demand and changes in economic conditions and interest rates;
•address the risks associated with the new centralized method of originating and servicing our loans online through our centralized operations, which represents a departure from our traditional high-touch branch-based servicing function and includes the potential for higher default and delinquency rates;
•integrate, and develop the expertise required to capitalize on, our centralized operations;
•obtain regulatory approval in connection with the acquisition of loan portfolios and/or companies in the business of selling loans or related products;
•comply with regulations in connection with doing business and offering loan products over the internet, including various state and federal e-signature rules mandating that certain disclosures be made, and certain steps be followed in order to obtain and authenticate e-signatures, with which we have limited experience;
•finance future growth; and
•successfully source, underwrite and integrate new acquisitions of loan portfolios and other businesses.

In order for us to realize the benefits associated with our focus on originating and servicing personal loans and growing our business, we must implement our strategic objectives in a timely and cost-effective manner as well as anticipate and address any potential risks. In any event, we may not realize these benefits for many years, or our competitors may introduce more compelling products, services or enhancements. If we are not able to realize the benefits of our personal loan focus, or if we do not do so in a timely manner, our results of operations, financial condition and liquidity could be negatively affected which would have a material adverse effect on our business.

If goodwill and other intangible assets become impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired. If the carrying amount of goodwill and other intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which the impairments become known. There can be no assurance that our future evaluations of goodwill and other intangible assets will not result in findings of impairments and related write-downs, which may have a material adverse effect on our financial condition and results of operations. See Note 9 of the Notes to the Consolidated Financial Statements included in this report.

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

The consumer finance industry is highly competitive. Our profitability depends, in large part, on our ability to underwrite and originate finance receivables. We compete with other consumer finance companies as well as other types of financial institutions that offer similar consumer financial products and services. Some of these competitors may have greater financial, technical and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. Banks and credit card companies, which had focused largely on prime customers following the financial crisis, have recently resumed lending to non-prime customers. This shift could increase competition in the markets in which we operate. Increased regulatory pressure on payday lenders could cause many of those lenders to start making more traditional installment consumer loans in order to reduce regulatory scrutiny of their practices. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

Our businesses are subject to regulation in the jurisdictions in which we conduct our business and failure to comply with such regulations may have a material adverse impact on our results of operations, financial condition and liquidity.

Our businesses are subject to numerous federal, state, and local laws and regulations, and various state authorities regulate and supervise our insurance operations. The laws under which a substantial amount of our consumer and real estate businesses are conducted generally: provide for state licensing of lenders and, in some cases, licensing of employees involved in real estate loan modifications; impose limits on the terms of consumer credit, including amounts, interest rates and charges; regulate whether and under what circumstances insurance and other optional products may be offered to consumers in connection with a consumer credit transaction; regulate the manner in which we use personal data; and provide for other consumer protections. We are also subject to extensive servicing regulations with which we must comply when servicing our legacy real estate loans and servicing loan portfolios on behalf of other parties. Additionally, we will have to comply with these servicing regulations if we acquire loan portfolios in the future and assume the servicing obligations for the acquired loans or other financial assets. The extent of state regulation of our insurance business varies by product and by jurisdiction, but relates primarily to the following: licensing; conduct of business; periodic examination of the affairs of insurers; form and content of required financial reports; standards of solvency; limitations on dividend payments and other affiliate transactions; types of products offered; approval of policy forms and premium rates; formulas to calculate any unearned premium refund due to an insured customer; permissible investments; deposits of securities for the benefit of policyholders; reserve requirements for unearned premiums, losses and other purposes; and claims processing.

All of our operations are subject to regular examination by state regulators and, certain aspects of our business, by federal regulators. As a whole, our entities are subject to several hundred regulatory examinations in a given year. These examinations may result in requirements to change our policies or practices, and in some cases, we are required to pay monetary fines or make reimbursements to customers. Many state regulators and some federal regulators have indicated an intention to pool their resources in order to conduct examinations of licensed entities, including us, at the same time (referred to as a “multi-state” examination). This could result in more in-depth examinations, which could be costlier and lead to more significant enforcement actions.

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

State attorneys general have stated their intention to fill any void left by diminished CFPB enforcement and have a variety of tools at their disposal to enforce state and federal consumer financial laws. First, Section 1042 of the Dodd-Frank Act grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Dodd-Frank Act against entities within their jurisdiction. State attorneys general also have enforcement authority under state law with respect to unfair or deceptive practices. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Then, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general. Should the CFPB decrease its enforcement activity, we expect to see an increase in actions brought by state attorneys general.

The Department of Defense has made changes to the regulations that have been promulgated as a result of the Military Lending Act. Effective October 3, 2016, we are subject to the limitations of the Military Lending Act, which places a 36% “all-in” annual percentage rate limitation on certain fees, charges, interest, and credit and non-credit insurance premiums for non-purchase money loans made to active military service members, their spouses, or covered dependents. We are also no longer able to make non-purchase money loans secured by the titles of motor vehicles to these customers.

We are subject to potential changes in federal and state law, which could lower the interest-rate limit that non-depository financial institutions may charge for consumer loans or could expand the definition of interest under federal and state law to include the cost of optional products, such as insurance.

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

The Dodd-Frank Act was adopted in 2010. This law and the related regulations affect our operations in terms of increased oversight of financial services products by the CFPB, and the imposition of restrictions on the allowable terms for certain consumer credit transactions. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations, and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. Further, state attorneys general and state regulators are authorized to bring civil actions to enforce certain consumer protection provisions of the Dodd-Frank Act. The industry investigation and enforcement provisions of Title X of the Dodd-Frank Act may adversely affect our business if the CFPB or one or more state attorneys general or state regulators believe that we have violated any federal consumer financial protection laws, including the prohibition in Title X against unfair, deceptive or abusive acts or practices.

The CFPB currently has supervisory authority over our real estate servicing activities, and may in the future have supervisory authority over at least portions of our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. Effective in January 2014, the CFPB finalized mortgage servicing regulations, which makes it more difficult and expensive to service mortgages. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets. The CFPB has published regulations for “larger participants” in the market of auto finance, and we have been designated as a larger participant in this market. The larger-participant rule for consumer installment loans was one of the rulemaking initiatives the CFPB designated as inactive in its Spring 2018 rulemaking agenda. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger participant rule for consumer installment loans. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the manner in which they are offered, among other things. See “Business—Regulation” included in this report for further information on the CFPB.

The CFPB and certain state regulators have acted against some lenders regarding, for instance, debt collection and the marketing of optional products offered by the lenders in connection with their loans. The products included debt cancellation/suspension products and other types of payment protection insurance. We collect on delinquent debt. We also sell optional insurance and non-insurance products in connection with our loans. Our debt collection practices and sales of optional insurance and non-insurance products could be challenged in a similar manner by the CFPB or state consumer lending regulators.

Some of the rulemaking under the Dodd-Frank Act remains to be done. As a result, the complete impact of the Dodd-Frank Act remains uncertain. The CFPB issued a proposed rule addressing third party debt collection, including communication practices and consumer disclosures, in May 2019. The CFPB also announced that it is considering rulemaking to further clarify the meaning of “abusive” under section 1031 of the Dodd-Frank Act. It is not clear what form these and other remaining regulations will ultimately take, or how our business will be affected. No assurance can be given that the Dodd-Frank Act and related regulations or any other new legislative changes enacted will not have a significant impact on our business.

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

Our use of third-party vendors is subject to regulatory review.

Recently, the CFPB and other regulators have issued regulatory guidance focusing on the need for financial institutions to perform due diligence and ongoing monitoring of third-party vendor relationships which increases the scope of management involvement and decreases the benefit that we receive from using third-party vendors. Moreover, if our regulators conclude that we have not met the standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could have a materially adverse effect on our business, reputation, financial condition and operating results. Further, federal and state regulators have been scrutinizing the practices of lead aggregators and providers recently.  If regulators place restrictions on certain practices by lead aggregators or providers, our ability to use them as a source for applicants could be affected.

We purchase and sell finance receivables, including charged-off receivables and receivables where the borrower is in default. This practice could subject us to heightened regulatory scrutiny, which may expose us to legal action, cause us to incur losses and/or limit or impede our collection activity.

As part of our business model, we purchase and sell finance receivables. Although the borrowers for some of these finance receivables are current on their payments, other borrowers may be in default (including in bankruptcy) or the debt may have been charged off as uncollectible. The CFPB and other regulators have recently significantly increased their scrutiny of the purchase and sale of debt, and collections practices undertaken by purchasers of debt, especially delinquent and charged-off debt. The CFPB has scrutinized sellers of debt for not maintaining sufficient documentation to support and verify the validity or amount of the debt. It has also scrutinized debt collectors for, among other things, their collection tactics, attempting to collect debts that no longer are valid, misrepresenting the amount of the debt and not having sufficient documentation to verify the validity or amount of the debt. Our purchases or sales of receivables could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the finance receivables underlying these transactions, or if we or purchasers of our finance receivables use collection methods that are viewed as unfair or abusive. In addition, our collections could suffer, and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

Changes in law and regulatory developments could result in significant additional compliance costs relating to securitizations.

The Dodd-Frank Act and related rulemaking and regulatory developments has resulted, and will continue to result, in the incurrence of additional compliance costs in connection with securitization transactions. The Dodd-Frank Act requires, among other things, that a securitizer retain at least a 5% economic interest in the credit risk of the securitized assets; this requirement has reduced and will continue to reduce the amount of financing obtained from such transactions. Furthermore, sponsors are prohibited from diluting the required risk retention by dividing the economic interest among multiple parties or hedging or transferring the credit risk the sponsor is required to maintain. Moreover, the SEC’s significant changes to Regulation AB could result in sweeping changes to the commercial and residential mortgage loan securitization markets, as well as to the market for the re-securitization of mortgage-backed securities.

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

We intend to continue conducting our business operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). We are a holding company that conducts its businesses primarily through wholly-owned subsidiaries and are not an investment company because our subsidiaries are primarily engaged in the non-investment company business of consumer finance. Certain of our subsidiaries rely on exemptions from registration as an investment company, including pursuant to Sections 3(c)(4) and 3(c)(5) of the Investment Company Act. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our subsidiaries’ qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. There can be no assurance that the laws and regulations governing the Investment Company Act status of real estate or real estate related assets or SEC guidance regarding Investment Company Act exemptions for real estate assets will not change in a manner that adversely affects our operations. If we fail to qualify for an exemption or exception from the Investment Company Act in the future, we could be required to restructure our activities or the activities of our subsidiaries, which could negatively affect us. In addition, if we or one or more of our subsidiaries fail to maintain compliance with the applicable exemptions or exceptions and we do not have another basis available to us on which we may avoid registration, and we were therefore required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons, holdings, and other matters, which could have an adverse effect on us.

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

Our significant indebtedness could have important consequences, including the following:
•it may require us to dedicate a significant portion of our cash flows from operations to the payment of the principal of, and interest on, our indebtedness, which reduces the funds available for other purposes, including finance receivable originations and capital returns;
•it could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing regulatory, business and economic conditions;
•it may limit our ability to incur additional borrowings or securitizations for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness;
•it may require us to seek to change the maturity, interest rate and other terms of our existing debt;
•it may place us at a competitive disadvantage to competitors that are not as highly leveraged;
•it may cause a downgrade of our debt and long-term corporate ratings; and
•it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business.

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

In assessing our current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to our liquidity, including but not limited to:
•our ability to generate sufficient cash to service all of our outstanding debt;
•our continued ability to access debt and securitization markets and other sources of funding on favorable terms;
•our ability to complete on favorable terms, as needed, additional borrowings, securitizations, finance receivable portfolio sales, or other transactions to support liquidity, and the costs associated with these funding sources, including sales at less than carrying value and limits on the types of assets that can be securitized or sold, which would affect our profitability;
•the potential for downgrade of our debt by rating agencies, which would have a negative impact on our cost of, and access to, capital;
•our ability to comply with our debt covenants;
•our ability to make capital returns to OMH's stockholders;
•the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges, which could be materially different than our estimates;
•the potential for declining financial flexibility and reduced income should we use more of our assets for securitizations and finance receivable portfolio sales; and
•the potential for reduced income due to the possible deterioration of the credit quality of our finance receivable portfolios.
Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans that are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:
•our inability to grow our personal loan portfolio with adequate profitability to fund operations, loan losses, and other expenses;
•our inability to monetize assets including, but not limited to, our access to debt and securitization markets;
•our inability to obtain the additional necessary funding to finance our operations;
•the effect of current and potential new federal, state and local laws, regulations, or regulatory policies and practices, including the Dodd-Frank Act, on our ability to conduct business or the manner in which we conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;
•potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;
•the potential for increasing costs and difficulty in servicing our loan portfolio as a result of heightened nationwide regulatory scrutiny of loan servicing and foreclosure practices in the industry generally, and related costs that could be passed on to us in connection with the subservicing of our real estate loans that were originated or acquired centrally;
•reduced cash flows as a result of the liquidation of our real estate loan portfolio;
•the potential for additional unforeseen cash demands or acceleration of obligations;

•reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;
•the potential for declines or volatility in bond and equity markets; and
•the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support our current business plans.

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

The actual outcome of one or more of our plans could be materially different than expected or one or more of our significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. In the event of such an occurrence, if third-party financing is not available, our liquidity could be materially adversely affected, and as a result, substantial doubt could exist about our ability to continue as a going concern.

SFC's credit ratings could adversely affect our ability to raise capital in the debt markets at attractive rates, which could negatively affect our results of operations, financial condition, and liquidity.

S&P, Moody’s, and KBRA rate SFC’s debt. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet its obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

The table below outlines SFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2019	Rating	Outlook

S&P	BB-	Stable
Moody’s	Ba3	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

If SFC’s current ratings are downgraded, it will likely increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, a downgrade of SFC's ratings could negatively impact our results of operations, financial condition and liquidity.

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

Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions' asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act and the Investment Company Act, may affect the type of securitizations that we are able to complete.

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

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

The Apollo-Värde Group is OMH's largest stockholder, and the Apollo-Värde Group may exercise significant influence over us, including through its ability to designate a majority of the members of the board of directors, and its interests may conflict with the interests of OMH's other stockholders.

Effective June 25, 2018, OMH Holdings, L.P., a Delaware limited partnership, an entity formed by the Apollo-Värde Group, an investor group led by funds managed by Apollo and Värde, completed its purchase of 54,937,500 shares of OMH's common stock formerly beneficially owned by Springleaf Financial Holdings, LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress. The Apollo-Värde Group's holdings represent approximately 40.4% of OMH's outstanding common stock as of December 31, 2019. As a result, the Apollo-Värde Group is OMH's largest stockholder and has significant influence on all matters requiring a stockholder vote, including the election of its directors; mergers, consolidations and acquisitions; the sale of all or substantially all of OMH's assets and other decisions affecting its capital structure; the amendment of OMH's restated certificate of incorporation and its amended and restated bylaws; and its winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by OMH's other stockholders, including delaying, preventing or deterring a change in control of OMH or a merger, takeover or other business combination that may be otherwise favorable to us or OMH's other stockholders. As a result, the market price of OMH's common stock could decline, or stockholders might not receive a premium over the then-current market price of OMH's common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of OMH's common stock because investors may perceive disadvantages in owning shares in a company with a significant stockholder. See additional information under “Business Overview” in Item 1 of this report.

In connection with the closing of the Apollo-Värde Transaction, OMH entered into an Amended and Restated Stockholders Agreement, which provides the Apollo-Värde Group with the right to designate a majority of the members of the board of directors, plus one director, for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees continue to beneficially own, directly or indirectly, at least 33% of OMH's issued and outstanding common stock. With such representation on the board of directors, the Apollo-Värde Group will be able to exercise significant influence over decisions affecting OMH, including its direction and policies, the appointment of management and any action requiring the vote of its board of directors, including significant corporate action such as mergers and sales of substantially all of its assets and decisions affecting its capital structure. The interests of the Apollo-Värde Group may not always coincide with OMH's interests or the interests of OMH's other stockholders. The Apollo-Värde Group may seek to cause OMH to take courses of action that, in its judgment, could enhance its investment in OMH, but which might involve risks or adversely affect OMH or its other stockholders. The terms of the Amended and Restated Stockholders Agreement are further described in OMH's Current Report on Form 8-K filed with the SEC on June 25, 2018. The Amended and Restated Stockholders Agreement is filed as Exhibit 10.1 to that Current Report on Form 8-K, and such Current Report on Form 8-K, including Exhibit 10.1 thereto, is incorporated by reference herein in its entirety.

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

OMH and SFC are holding companies with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and enable us to pay dividends.

OMH and SFC are holding companies with no material direct operations. Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and enable OMH to pay dividends on its common stock. Our subsidiaries are legally distinct from us and certain of our subsidiaries are prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. For example, our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of SFC's debt agreements limit the ability of certain of our subsidiaries to pay dividends. If we are unable to obtain funds from our subsidiaries, or if our subsidiaries do not generate sufficient cash from operations, we may be unable to meet our financial obligations or pay dividends, and the board may exercise its discretion not to pay dividends.

OMH may not pay dividends on its common stock in the future, even if liquidity and leverage targets are met.

While OMH intends to pay regular quarterly dividends for the foreseeable future, and has announced an intention to pay semi-annual special dividends, all subsequent dividends will be reviewed quarterly and declared at the discretion of the board of directors and will depend on many factors. As a result, OMH cannot provide any assurance that it will continue to pay dividends on its common stock in future periods, even if liquidity and target leverage objectives are met. See our “Dividend Policy” in Part II - Item 5 of this report for further information.

Certain provisions of an amended and restated stockholders agreement with the Apollo-Värde Group, restated certificate of incorporation and amended and restated bylaws could hinder, delay or prevent a change in control of OMH, which could adversely affect the price of OMH's common stock.

Certain provisions of the Stockholders Agreement, OMH's restated certificate of incorporation and amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of the board of directors or the Apollo-Värde Group. These provisions provide for:
•a classified board of directors consisting of nine members with staggered three-year terms;
•certain rights to the Apollo-Värde Group and certain of its affiliates and permitted transferees with respect to the designation of directors for nomination and election to the board of directors, including the ability to appoint a majority of the members of the board of directors, plus one director, for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees continue to beneficially own, directly or indirectly at least 33% of OMH's issued and outstanding common stock;
•removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote (provided, however, that for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 30% of OMH's issued and outstanding common stock, directors may be removed with or without cause with the affirmative vote of a majority of the then issued and outstanding voting interest of stockholders entitled to vote);
•no ability for stockholders to call special meetings of OMH's stockholders (provided, however, that for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 20% of OMH's issued and outstanding common stock, any stockholders that collectively beneficially own at least 20% of OMH's issued and outstanding common stock may call special meetings of our stockholders);
•advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;
•no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of OMH's common stock can elect all the directors standing for election;
•the ability for stockholders to act outside a meeting by written consent only if unanimous, provided, however, that for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees beneficially own, directly or indirectly, at least 20% of OMH's issued and outstanding common stock, OMH's stockholders may act without a meeting by written consent of a majority of OMH's stockholders; and
•the issuance of blank check preferred stock by the board of directors from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of OMH stockholders. Nothing in OMH's restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of OMH's common stock.

In addition, these provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by the Apollo-Värde Group, our management or the board of directors. Public stockholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to stockholders. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of OMH's common stock and the ability of public stockholders to realize any potential change of control premium.

See additional information under “Business Overview” in Item 1 of this report. The terms of the Amended and Restated Stockholders’ Agreement are described in OMH's Current Report on Form 8-K filed with the SEC on June 25, 2018, and such Current Report on Form 8-K is incorporated by reference herein in its entirety.

Certain OMH's stockholders have the right to engage or invest in the same or similar businesses as us.

The Apollo-Värde Group and its affiliates engage in other investments and business activities in addition to their ownership of OMH. Under OMH's restated certificate of incorporation, the Apollo-Värde Group and its affiliates have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our clients, customers or vendors or employ or otherwise engage any of our officers, directors or employees. If the Apollo-Värde Group and its affiliates, or any of their respective officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, OMH's stockholders or our affiliates.

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

Licensing and insurance laws and regulations may delay or impede purchases of OMH's common stock.

Certain of the states in which we are licensed to originate loans and the state in which our insurance subsidiaries are domiciled (Texas) have laws and regulations which require regulatory approval for the acquisition of “control” of regulated entities. In addition, the Texas insurance laws and regulations generally provide that no person may acquire control, directly or indirectly, of a domiciled insurer, unless the person has provided the required information to, and the acquisition is subsequently approved or not disapproved by the Department of Insurance ("DOI"). Under state insurance laws or regulations, there exists a presumption of “control” when an acquiring party acquires as little as 10% of the voting securities of a regulated entity or of a company which itself controls (directly or indirectly) a regulated entity (the threshold is 10% under the insurance statute of Texas). Therefore, any person acquiring 10% or more of OMH's common stock may need the prior approval of the Texas insurance and/or licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede their ability to complete such purchase.

RISKS RELATED TO FINANCIAL REPORTING

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and regulations of the SEC. We also maintain a system of internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control over financial reporting is necessary for us to provide reliable reports and prevent fraud.

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

Our valuations may include methodologies, models, estimations and assumptions which are subject to differing interpretations and could result in changes to financial assets and liabilities that may materially adversely affect our results of operations and financial condition.

The allowance for finance receivable losses is a critical accounting estimate which requires us to use significant estimates and assumptions to determine the appropriate level of allowance. We estimate the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolio. We adjust the amounts determined by the roll rate-based model for management’s estimate of the effects of model imprecision which include any changes to underwriting criteria, portfolio seasoning, and current economic conditions, including levels of unemployment and personal bankruptcies. If we are unable to predict certain of these assumptions accurately, our allowance for finance receivable losses may be inadequate. If actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations, financial condition, and liquidity could be adversely affected.

We use estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent or market data becomes less observable. In such cases, certain asset valuations may require significant judgment, and may include inputs and assumptions that require greater estimation, including credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material adverse effect on our results of operations, financial condition, and liquidity.

RISKS RELATED TO OMH'S COMMON STOCK

The market price and trading volume of OMH's common stock may be volatile, which could result in rapid and substantial losses for OMH's stockholders.

The market price of OMH's common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in OMH's common stock may fluctuate and cause significant price variations to occur. If the market price of OMH's common stock declines significantly, public stockholders may be unable to resell their shares at or above their purchase price, if at all. The market price of OMH's common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of OMH's common stock include:
•variations in our quarterly or annual operating results;
•changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;
•the contents of published research reports about us or our industry or the failure of securities analysts to cover OMH's common stock in the future;
•additions to, or departures of, key management personnel;
•any increased indebtedness we may incur in the future;
•announcements by us or others and developments affecting us;
•actions by institutional stockholders or the Apollo-Värde Group;
•litigation and governmental investigations;
•changes in market valuations of similar companies;
•speculation or reports by the press or investment community with respect to us or our industry in general;
•increases in market interest rates that may lead purchasers of OMH's shares to demand a higher yield;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and
•general market, political and economic conditions, including any such conditions and local conditions in the markets in which our borrowers are located.

These broad company, market and industry factors may decrease the market price of OMH's common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may adversely affect the market price of OMH's common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of OMH's common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. In particular, we intend to continue to seek opportunities to acquire consumer finance portfolios and/or businesses that engage in consumer finance loan servicing and/or consumer finance loan originations. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.

Issuing additional shares of OMH's common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of OMH's stockholders at the time of such issuance or reduce the market price of OMH's common stock or both. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of OMH's common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of OMH's common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of OMH's common stock bear the risk that our future offerings may reduce the market price of OMH's common stock and dilute their stockholdings in us.

The market price of OMH's common stock could be negatively affected by sales of substantial amounts of OMH's common stock in the public markets.

As of December 31, 2019, approximately 40.4% of OMH's outstanding common stock was held by the Apollo-Värde Group and, subject to certain restrictions set forth in an amended and restated stockholders agreement, can be resold into the public markets in the future in accordance with the requirements of the Securities Act. A decline in the price of OMH's common stock, whether as a result of sale of stock by the Apollo-Värde Group or otherwise, might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

OMH has an aggregate of 1,863,805,538 shares of common stock authorized but unissued as of January 31, 2020. OMH may issue all of these shares of common stock without any action or approval by OMH's stockholders, subject to certain exceptions. OMH also intends to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by existing OMH's stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our branch operations include over 1,500 branch offices in 44 states. We support our branch business by conducting branch office operations, branch office administration, and centralized operations, including our servicing facilities, in Mendota Heights, Minnesota; Tempe, Arizona; Fort Mill, South Carolina; and Fort Worth, Texas, in leased premises. Our branch offices have lease terms generally ranging from three to five years.

We lease administrative offices in Chicago, Illinois; Wilmington, Delaware; Irving, Texas; and New York, New York, which expire in 2021, 2023, 2025, and 2027, respectively. Additionally, we lease an administrative office in Baltimore, Maryland, that expires in 2026, half of which has been sublet. During 2018, we vacated a leased office space that expires in 2022 in Stamford, Connecticut, which has been sublet.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2019, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings house our administrative offices and our centralized operations. Our servicing facilities, administrative offices, centralized operations, and loan servicing facility support our Consumer and Insurance segment.

Item 3. Legal Proceedings.

See Note 16 of the Notes to the Consolidated Financial Statements included in this report.

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

On January 31, 2020, there were five record holders of OMH's common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On January 31, 2020, the closing price for OMH's common stock, as reported on the NYSE, was $42.37.

DIVIDEND POLICY

OMH previously did not pay any dividends on its common stock from its initial public offering in 2013 through 2018. In February of 2019, the OMH Board of Directors announced a program of quarterly dividends of $0.25 per share, and in July of 2019 the board approved an additional special dividend of $2.00 per share payable in the third quarter of 2019. While OMH intends to pay regular quarterly dividends for the foreseeable future, and has announced an intention to pay semi-annual special dividends, all subsequent dividends will be reviewed quarterly and declared at the discretion of its board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the board of directors deems relevant. OMH's dividend payments may change from time to time, and OMH may not continue to declare dividends in the future.

No trading market exists for SFC’s common stock. All of SFC’s common stock is held by OMH. To provide funding for the quarterly and special dividends, mentioned above, SFC paid dividends to OMH of $34 million on March 13, 2019 and on June 13, 2019, $306 million on September 12, 2019, and $34 million on December 12, 2019. SFC did not pay any cash dividends on its common stock in 2018 or 2017.

Because we are holding companies and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of SFC's debt agreements limit the ability of certain of our subsidiaries to pay dividends. See Notes 10 and 12 of the Notes to the Consolidated Financial Statements included in this report for further information on SFC's debt agreements and our insurance subsidiary dividends, respectively.

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for OMH's common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from December 31, 2014 through December 31, 2019. This data assumes simultaneous investments of $100 on December 31, 2014 and reinvestment of any dividends. The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Stock Performance

$250
$200
$150
$100
$50
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	At December 31,
	2014	2015	2016	2017	2018	2019
OneMain Holdings, Inc.	$100.00	$114.85	$61.21	$71.86	$67.16	$116.53
NYSE Composite Index	100.00	95.91	107.36	127.46	116.06	145.66
NYSE Financial Sector Index	100.00	96.34	109.45	132.69	115.26	147.93

Item 6. Selected Financial Data.
The following table presents OMH's selected historical consolidated financial data and other operating data. The consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from OMH's audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015 have been derived from OMH's consolidated financial statements not included elsewhere herein.

Due to the nominal differences between SFC and OMH, for the 2019 and 2018 periods, the selected historical consolidated financial data and other operating data relate only to OMH. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for the reconciliation of results of SFC to OMH.

For SFC's selected historical consolidated financial data and other operating data for the years ended 2017, 2016 and 2015, see “Selected Financial Data” in Part II Item 6 of SFC's Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 15, 2019.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and OMH's audited consolidated financial statements and related notes included in this report.

(dollars in millions, except per share amounts)	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015 *

Consolidated Statements of Operations Data:
Interest income	$4,127	$3,658	$3,196	$3,110	$1,930
Interest expense	970	875	816	856	715
Provision for finance receivable losses	1,129	1,048	955	932	716
Other revenues	622	574	560	773	262
Other expenses	1,552	1,685	1,554	1,739	987
Income (loss) before income tax expense (benefit)	1,098	624	431	356	(226)
Net income (loss)	855	447	183	243	(93)
Net income attributable to non-controlling interests	—	—	—	28	127
Net income (loss) attributable to OneMain Holdings, Inc.	855	447	183	215	(220)

Earnings (loss) per share:
Basic	$6.28	$3.29	$1.35	$1.60	$(1.72)
Diluted	6.27	3.29	1.35	1.59	(1.72)

Dividends:
Cash dividends declared per share	$3.00	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	$16,767	$14,771	$13,670	$12,457	$14,305
Total assets	22,817	20,090	19,433	18,123	21,190
Long-term debt	17,212	15,178	15,050	13,959	17,300
Total liabilities	18,487	16,291	16,155	15,057	18,460
OneMain Holdings, Inc. shareholders’ equity	4,330	3,799	3,278	3,066	2,809
Non-controlling interests	—	—	—	—	(79)
Total shareholders’ equity	4,330	3,799	3,278	3,066	2,730
* On November 15, 2015, as part of our acquisition strategy, OMH completed the OneMain Acquisition. The selected financial data for 2015 includes OneMain’s results effective from November 1, 2015, pursuant to our contractual agreements with Citigroup.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of OMH's financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements that involve risk, uncertainties, and assumptions. See “Forward-Looking Statements” included in this report for more information. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors” included in this report.

An index to our management’s discussion and analysis follows:

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of over 1,500 branch offices in 44 states is staffed with expert personnel and is complemented by our centralized operations and digital presence through online lending. Our digital platform provides current and prospective customers the option of applying for a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers optional credit and non-credit insurance, and other products.

In addition to our loan originations, and insurance and other product sales activities, we service loans owned by us and service loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. At December 31, 2019, we had approximately 2.44 million personal loans, representing $18.4 billion of net finance receivables, compared to approximately 2.37 million personal loans totaling $16.2 billion at December 31, 2018.

•Insurance Products — We offer our customers optional credit insurance products (life insurance, disability insurance, and involuntary unemployment insurance) and optional non-credit insurance products through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We offer GAP coverage as a waiver product or insurance. We also offer optional home and auto membership plans of an unaffiliated company.

Our non-originating legacy products include:

•Other Receivables — We ceased originating real estate loans in 2012 and purchasing retail sales finance contracts and revolving retail accounts in 2013. We continue to service or sub-service liquidating real estate loans and retail sales finance contracts. Effective September 30, 2018, our real estate loans previously classified as other receivables were transferred from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. See Notes 5, 6 and 7 of the Notes to the Consolidated Financial Statements included in this report for more information.

OUR SEGMENT

At December 31, 2019, C&I is our only reportable segment. Beginning in the fourth quarter of 2019, we included our A&S, which was previously presented as a distinct reporting segment, in Other. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for more information on this change in our segment alignment and for more information about our segment. We have revised our prior period segment disclosures to conform to this new alignment.

HOW WE ASSESS OUR BUSINESS PERFORMANCE

We closely monitor the primary drivers of pretax operating income, which consist of the following:

Interest Income

We track interest income, including certain fees earned on our finance receivables, and continually monitor the components that impact our yield. Generally, we include any past due fees on loans that we have collected from customer payments in interest income.

Interest Expense

We track the interest expense incurred on our debt, and continually monitor the components of our cost of funds. We expect interest expense to fluctuate based on changes in the secured versus unsecured mix of our debt, time to maturity, the cost of funds rate, and access to revolving conduit facilities.

Net Credit Losses

The credit quality of our loans is driven by our underwriting philosophy, which considers the prospective customer’s household budget, his or her willingness and capacity to repay, and the underlying collateral on the loan. We closely analyze credit performance because the profitability of our loan portfolio is directly connected to net credit losses. We define net credit losses as gross charge-offs minus recoveries in the portfolio. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends, adjusting for seasonality, to determine whether our loans are performing in line with our original estimates. We also monitor recovery rates because of their contribution to the reduction in the severity of our charge-offs.

Operating Expenses

We assess our operational efficiency using various metrics and conduct extensive analysis to determine whether fluctuations in cost and expense levels indicate operational trends that need to be addressed. Our operating expense analysis also includes a review of origination and servicing costs to assist us in managing overall profitability.

Finance Receivables Originations

Because loan volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination volume and annual percentage rate.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Cash Dividends to OMH's Common Stockholders

For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

SFC's Issuances of 6.125% Senior Notes Due 2024, 6.625% Senior Notes Due 2028, 5.375% Senior Notes Due 2029 and Redemptions of 5.25% Senior Notes Due 2019 and 6.00% Senior Notes Due 2020

For further information regarding the issuances and redemptions of our unsecured debt, see Note 10 of the Notes to the Consolidated Financial Statements included in this report.

SFC's Securitization Transactions Completed: OMFIT 2019-1, OMFIT 2019-A, OMFIT 2019-2 and ODART 2019-1

For further information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Merger of SFI into SFC

As part of our efforts to streamline operations and financial reporting and improve the efficiencies in our businesses, we have taken various steps to simplify our legal entity structure. In culmination of these efforts, on September 20, 2019, SFC entered into a merger agreement with its direct parent SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's consolidated financial statements as of July 1, 2019. As a result of SFI's merger with and into SFC, SFC became a wholly-owned direct subsidiary of OMH. In conjunction with the merger, the net deficiency of SFI, after elimination of its investment in SFC, was absorbed by SFC resulting in an equity reduction of $408 million to SFC.

The net deficiency of SFI included an intercompany note payable plus accrued interest of $166 million from SFI to OMH which SFC assumed through the merger. On September 23, 2019, SFC repaid SFI’s note to OMH. Concurrently, OMH paid $22 million in other payables due to SFC and made an equity contribution of $144 million to SFC. Additionally, as a result of the merger, the intercompany notes between SFI and SFC were eliminated.

The transactions noted above resulted in a net $264 million reduction to SFC's equity. There was no impact to OMH's equity as a result of the merger.

Appointment of Member of the SFC Board of Directors and Executive Vice President of SFC

On January 2, 2020, Adam L. Rosman was appointed to the SFC Board of Directors and as Executive Vice President. Mr. Rosman replaced John C. Anderson, who resigned as a member of SFC's board of directors and as Executive Vice President on January 2, 2020.

Appointment of Executive Vice President and Chief Operating Officer (“COO”) of OMH

On June 24, 2019, the OMH Board of Directors appointed Rajive Chadha as Executive Vice President and COO, effective on his first day of employment, July 15, 2019. Mr. Chadha replaced Robert A. Hurzeler, who resigned as Executive Vice President and COO on May 1, 2019 and departed the Company on May 31, 2019.

Appointment of Chief Financial Officer (“CFO”) of OMH

On April 25, 2019, the OMH Board of Directors appointed Micah R. Conrad as CFO. Mr. Conrad replaced Scott T. Parker, who resigned as Executive Vice President and CFO on March 26, 2019 and departed the Company on April 4, 2019. Mr. Parker’s departure was not due to any disagreement between Mr. Parker and the Company relating to the Company’s financial reporting or condition, policies or practices. Mr. Conrad served as the Company’s acting CFO from March 26, 2019 until his appointment as CFO of OMH.

Appointment of Member of the SFC Board of Directors, President, and Chief Executive Officer (“CEO”) of SFC

On April 4, 2019, Richard N. Tambor was appointed to the SFC Board of Directors and as President and CEO of SFC. Mr. Tambor replaces Scott T. Parker, who resigned as a member of SFC's board of directors and as President and CEO of SFC.

Sale of Merit Life Insurance Co.

As part of our continuing integration efforts from the OneMain Acquisition, on March 7, 2019 we entered into a share purchase agreement to sell all of the issued and outstanding shares of our former insurance subsidiary, Merit. The transaction closed on December 31, 2019. We recorded a net gain of $9 million in the fourth quarter of 2019, which is included in other operating expenses. For further information regarding the sale, see Note 12 of the Notes to the Consolidated Financial Statements included in this report.

OUTLOOK

With our experienced management team, long track record of successfully accessing the capital markets, and strong demand for consumer credit, we believe we are well positioned to execute on our strategic priorities to strengthen our capital base through the following key initiatives:

•Continuing growth in receivables through enhanced marketing strategies and customer product options;
•Maintaining and enhancing credit performance;
•Leveraging our scale and cost discipline across the Company to deliver improved operating leverage;
•Increasing tangible equity and reducing financial leverage; and
•Maintaining a strong liquidity level with diversified funding sources.

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

Results of Operations

The results of SFC are consolidated into the results of OMH. Due to the nominal differences between SFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for the reconciliation of results of SFC to OMH.

OMH'S CONSOLIDATED RESULTS

See the table below for OMH's consolidated operating results and selected financial statistics. A further discussion of OMH's operating results for our operating segment is provided under “Segment Results” below.

(dollars in millions, except per share amounts)
Years Ended December 31,	2019	2018	2017

Interest income	$4,127	$3,658	$3,196
Interest expense	970	875	816
Provision for finance receivable losses	1,129	1,048	955
Net interest income after provision for finance receivable losses	2,028	1,735	1,425
Other revenues	622	574	560
Other expenses	1,552	1,685	1,554
Income before income taxes	1,098	624	431
Income taxes	243	177	248
Net income	$855	$447	$183

Share Data:
Earnings per share:
Diluted	$6.27	$3.29	$1.35

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,389	$16,164	$14,957
Number of accounts	2,435,172	2,373,330	2,360,604
Finance receivables held for sale:
Net finance receivables	$64	$103	$132
Number of accounts	2,019	2,827	2,460
Finance receivables held for investment and held for sale:
Average net receivables	$17,055	$15,471	$14,057
Yield	24.13%	23.56%	22.64%
Gross charge-off ratio	6.79%	7.13%	7.50%
Recovery ratio	(0.74)%	(0.73)%	(0.76)%
Net charge-off ratio	6.05%	6.40%	6.74%
30-89 Delinquency ratio	2.46%	2.42%	2.49%
Origination volume	$13,803	$11,923	$10,537
Number of accounts originated	1,481,166	1,436,029	1,442,895
Debt balances:
Long-term debt balance	$17,212	$15,178	$15,050
Average daily debt balance	16,336	15,444	14,224
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for 2019 and 2018

Interest income increased $469 million or 13% in 2019 when compared to 2018 primarily due to growth in our loan portfolio. The increase was also due to higher yield, which was primarily driven by lower amortization of purchase premium on non-credit impaired finance receivables, the continued stability in origination of annual percentage rates, and the improvement in late stage delinquency.

Interest expense increased $95 million or 11% in 2019 when compared to 2018 primarily due to an increase in average debt, consistent with the growth in our loan portfolio, and our strategic actions to increase unsecured debt, which tends to have higher interest rates than secured debt, in order to achieve a more proportional mix of secured and unsecured funding.

See Notes 10 and 11 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses increased $81 million or 8% in 2019 when compared to 2018 primarily driven by the growth in our loan portfolio. The allowance for finance receivable losses as a percentage of net finance receivables was flat from prior period reflecting lower allowance requirements due to the continued shift in portfolio mix to more secured personal loans and improvements in the effectiveness of our collections, offset by the impacts of continued liquidation of purchased credit impaired finance receivables resulting from the OneMain Acquisition.

Other revenues increased $48 million or 8% in 2019 when compared to 2018 primarily due to (i) a $31 million increase in insurance products sold due to higher loan volume and larger average loan size, (ii) a $29 million increase in investment revenue primarily driven by an increase in unrealized gains on equity investment securities due to improved market conditions and an increase in interest income due to higher yield and higher average cash and investment balances, (iii) a $13 million decrease in impairment loss recorded on the loans in finance receivables held for sale compared to the prior year, and (iv) an $11 million net gain on sale of a cost method investment. The increase was partially offset by $26 million of higher net losses on repurchases and repayments of debt and $15 million decrease in gain on sale of real estate loans sold in the prior year as compared to the current year.

Other expenses decreased $133 million or 8% in 2019 when compared to 2018 primarily due to $110 million of non-cash incentive compensation expense in 2018 related to the 2018 Apollo-Värde and AIG Share Sale Transactions, $14 million of impairment loss on the transfer of Yosemite to held for sale in 2018, and a $9 million net gain on the sale of Merit in 2019.

Income taxes totaled $243 million for 2019 compared to $177 million for 2018. The effective tax rate for 2019 was 22.2% compared to 28.4% for 2018. The effective tax rate for 2019 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes, offset by the release of the valuation allowance against certain state deferred taxes. The effective tax rate for 2018 differed from the federal statutory rate of 21% primarily due to the effect of discrete tax expense for non-deductible compensation expense and state income taxes.

See Note 15 of the Notes to the Consolidated Financial Statements included in this report for further information on effective tax rates.

Comparison of Consolidated Results for 2018 and 2017

For a comparison of OMH's results of operation for the years ended 2018 and 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results” in Part II Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 15, 2019.

NON-GAAP FINANCIAL MEASURES

Adjusted Pretax Income (Loss)

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net losses resulting from repurchases and repayments of debt, acquisition-related transaction and integration expenses, net gain on sale of cost method investment, restructuring charges, additional net gain on Sale of SpringCastle interests, net loss on sale of real estate loans, and non-cash incentive compensation expense related to the Fortress Transaction. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segment and uses adjusted pretax income (loss) in evaluating our operating performance and as a performance goal under OMH's executive compensation programs. Adjusted pretax income (loss) is a non-GAAP financial measure and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

OMH's reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment were as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$1,168	$787	$676
Adjustments:
Net loss on repurchases and repayments of debt	30	63	18
Acquisition-related transaction and integration expenses	14	47	66
Net gain on sale of cost method investment	(11)	—	—
Restructuring charges	5	8	—
Adjusted pretax income (non-GAAP)	$1,206	$905	$760

Other
Loss before income taxes - Segment Accounting Basis	$(3)	$(131)	$(40)
Adjustments:
Additional net gain on Sale of SpringCastle interests	(7)	—	—
Net loss on sale of real estate loans *	1	6	—
Non-cash incentive compensation expense	—	106	—
Acquisition-related transaction and integration expenses	—	—	6
Adjusted pretax loss (non-GAAP)	$(9)	$(19)	$(34)
* In 2019 and 2018, the resulting impairments on finance receivables held for sale that remained after the February 2019 and the December 2018 Real Estate Loan Sales were combined with the respective gains on sales. See Note 7 of the Notes to the Consolidated Financial Statements included in this report for more information regarding the real estate loan sales.

Acquisition-related transaction and integration expenses incurred as a result of the OneMain Acquisition includes (i) compensation and employee benefit costs, such as retention awards and severance costs, (ii) accelerated amortization of acquired software assets, (iii) rebranding to the OneMain brand, (iv) branch infrastructure and other fixed asset integration costs, (v) information technology costs, such as internal platform development, software upgrades and licenses, and technology termination costs, (vi) legal fees and project management costs, (vii) system conversions, including human capital management, marketing, risk, and finance functions, and (viii) other costs and fees directly related to the OneMain Acquisition and integration.

Segment Results

The results of SFC are consolidated into the results of OMH. Due to the nominal differences between SFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for the reconciliation of results of SFC to OMH.

See Note 19 of the Notes to the Consolidated Financial Statements included in this report for a description of our segment and methodologies used to allocate revenues and expenses to our C&I segment and Other.

CONSUMER AND INSURANCE

OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2019	2018	2017

Interest income	$4,114	$3,677	$3,305
Interest expense	947	844	765
Provision for finance receivable losses	1,105	1,047	963
Net interest income after provision for finance receivable losses	2,062	1,786	1,577
Other revenues	619	558	565
Other expenses	1,475	1,439	1,382
Adjusted pretax income (non-GAAP)	$1,206	$905	$760

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,421	$16,195	$14,820
Number of accounts	2,435,172	2,373,330	2,355,682
Finance receivables held for investment and held for sale:
Average net receivables	$17,089	$15,401	$13,860
Yield	24.07%	23.88%	23.84%
Gross charge-off ratio	6.86%	7.32%	7.94%
Recovery ratio	(0.84)%	(0.84)%	(0.93)%
Net charge-off ratio	6.02%	6.48%	7.01%
30-89 Delinquency ratio	2.47%	2.43%	2.44%
Origination volume	$13,803	$11,923	$10,537
Number of accounts originated	1,481,166	1,436,029	1,442,895
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for 2019 and 2018

Interest income increased $437 million or 12% in 2019 when compared to 2018 primarily due to continued growth in our loan portfolio along with higher yield. The higher yield reflects the continued stability in origination of annual percentage rates and the improvement in late stage delinquency.

Interest expense increased $103 million or 12% in 2019 when compared to 2018 primarily due to an increase in average debt, consistent with the growth in our loan portfolio, and our strategic actions to increase unsecured debt, which tends to have higher interest rates than secured debt, in order to achieve a more proportional mix of secured and unsecured funding.

See Notes 10 and 11 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our revolving conduit facilities.

Provision for finance receivable losses increased $58 million or 6% in 2019 when compared to 2018 primarily driven by the growth in our loan portfolio. The allowance for finance receivable losses as a percentage of net finance receivables decreased from prior periods due to the shift in portfolio mix to more secured personal loans and improvements in the effectiveness of collections.

Other revenues increased $61 million or 11% in 2019 when compared to 2018 primarily due to a $31 million increase in insurance products sold due to higher loan volume and larger average loan size, and a $25 million increase in investment revenue primarily driven by an increase in unrealized gains on equity investment securities due to improved market conditions and an increase in interest income due to higher yield and higher average cash and investment balances.

Other expenses increased $36 million or 3% in 2019 when compared to 2018 primarily due to our continued reinvestment in our business operations while achieving operating leverage.

Comparison of Adjusted Pretax Income for 2018 and 2017

For a comparison of OMH's adjusted pretax income for C&I for the years ended 2018 and 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” in Part II Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 15, 2019.

OTHER

“Other” consists of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which include our liquidating real estate loans and liquidating retail sales finance receivables.

Beginning in the fourth quarter 2019, we included A&S, which was previously presented as a distinct reporting segment, in Other. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for further information on this change in our segment alignment. We have revised our prior period segment disclosures to conform to this new alignment.

OMH's adjusted pretax loss of the Other components on an adjusted Segment Accounting Basis was as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Interest income	$9	$17	$23
Interest expense	5	17	21
Provision for finance receivable losses (a)	—	(5)	7
Net interest income after provision for finance receivable losses	4	5	(5)
Other revenues	26	33	45
Other expenses (b)	39	57	74
Adjusted pretax loss (non-GAAP)	$(9)	$(19)	$(34)
(a) Provision for finance receivable losses for 2017 includes a $5 million increase due to estimated net charge-offs attributable to the impact of hurricanes Harvey and Maria.
(b) Other expenses for 2018 includes $4 million of non-cash incentive compensation expense related to the rights of certain executives to a portion of the cash proceeds from the sale of OMH’s common stock by SFH.

Net finance receivables of the Other components on a Segment Accounting Basis were as follows:

(dollars in millions)
December 31,	2019	2018*	2017

Net finance receivables held for investment:
Other receivables	$—	$—	$142

Net finance receivables held for sale:
Other receivables	$66	$103	$138
* On September 30, 2018, we transferred our real estate loans previously classified as other receivables from held for investment to held for sale. See Notes 5 and 7 of the Notes to the Consolidated Financial Statements included in this report for further information.

Credit Quality

The results of SFC are consolidated into the results of OMH. Due to the nominal differences between SFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for the reconciliation of results of SFC to OMH.

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $18.4 billion at December 31, 2019 and $16.2 billion at December 31, 2018. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the concentration of secured loans, the underlying value of the collateral of the secured loans, and the delinquency status of our finance receivables as the primary indicators of credit quality. At December 31, 2019 and December 31, 2018, 52% and 48%, respectively, of our personal loans, on a consolidated basis, were secured by titled collateral.

Distribution of Finance Receivables by FICO Score

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including prime, near prime, and sub-prime.

We group FICO scores into the following credit strength categories:

•Prime: FICO score of 660 or higher
•Near prime: FICO score of 620-659
•Sub-prime: FICO score of 619 or below

Our customers’ demographics are in many respects near the national median but may vary from national norms in terms of credit and repayment histories. Many of our customers have experienced some level of prior financial difficulty or have limited credit experience and require higher levels of servicing and support from our branch network and central servicing operations.

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)
December 31,	2019	2018

FICO scores
660 or higher	$3,951	$3,906
620-659	4,683	4,251
619 or below	9,755	8,007
Total	$18,389	$16,164

The increase in the sub-prime category from prior year reflects the growth in secured loans, which accommodates customers with lower FICO scores.

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

When finance receivables are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. Use of our centralized operations teams for managing late stage delinquency allows us to apply more advanced collection technologies and tools, and drives operating efficiencies in servicing. At 90 days contractually past due, we consider our finance receivables to be nonperforming.

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

December 31, 2019
Current	$17,578	$(28)	$17,550
30-59 days past due	273	(1)	272
Delinquent (60-89 days past due)	182	(1)	181
Performing	18,033	(30)	18,003

Nonperforming (90+ days past due)	388	(2)	386
Total net finance receivables	$18,421	$(32)	$18,389

Delinquency ratio
30-89 days past due	2.47%	*	2.46%
30+ days past due	4.58%	*	4.56%
60+ days past due	3.09%	*	3.08%
90+ days past due	2.11%	*	2.10%

December 31, 2018
Current	$15,437	$(26)	$15,411
30-59 days past due	231	(2)	229
Delinquent (60-89 days past due)	162	(1)	161
Performing	15,830	(29)	15,801

Nonperforming (90+ days past due)	365	(2)	363
Total net finance receivables	$16,195	$(31)	$16,164

Delinquency ratio
30-89 days past due	2.43%	*	2.42%
30+ days past due	4.68%	*	4.66%
60+ days past due	3.26%	*	3.25%
90+ days past due	2.25%	*	2.25%
* Not applicable.

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We record an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the growth and credit quality of the finance receivable portfolio and changes in economic conditions.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Year Ended December 31, 2019
Balance at beginning of period	$773	$—	$(42)	$731
Provision for finance receivable losses	1,105	—	24	1,129
Charge-offs	(1,172)	—	15	(1,157)
Recoveries	143	—	(17)	126
Balance at end of period	$849	$—	$(20)	$829

Allowance ratio	4.61%	(a)	(a)	4.51%

Year Ended December 31, 2018
Balance at beginning of period	$724	$35	$(62)	$697
Provision for finance receivable losses	1,047	(5)	6	1,048
Charge-offs	(1,127)	(3)	26	(1,104)
Recoveries	129	3	(19)	113
Other (b)	—	(30)	7	(23)
Balance at end of period	$773	$—	$(42)	$731

Allowance ratio	4.77%	(a)	(a)	4.52%

Year Ended December 31, 2017
Balance at beginning of period	$732	$31	$(74)	$689
Provision for finance receivable losses	963	7	(15)	955
Charge-offs	(1,100)	(7)	53	(1,054)
Recoveries	129	4	(26)	107
Balance at end of period	$724	$35	$(62)	$697

Allowance ratio	4.88%	24.28%	(a)	4.66%
(a) Not applicable.
(b) Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in other receivables from held for investment to finance receivables held for sale on September 30, 2018. See Note 5 and 7 of the Notes to the Consolidated Financial Statements included in this report for further information.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, and the level and recoverability of collateral securing our finance receivable portfolio are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses to cover estimated incurred losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables has decreased from prior periods reflecting lower allowance requirements due to the shift in portfolio mix to more secured personal loans and improvements in the effectiveness of our collections, offset by the impacts of continued liquidation of purchased credit impaired finance receivables resulting from the OneMain Acquisition.

See Note 6 of the Notes to the Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. The increase to the TDR portfolio in 2019 was primarily driven by the increase in modifications on late stage delinquent accounts and the growth in our loan portfolio.

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

December 31, 2019
TDR net finance receivables	$721	$(63)	$658
Allowance for TDR finance receivable losses	292	(20)	272

December 31, 2018
TDR net finance receivables	$555	$(102)	$453
Allowance for TDR finance receivable losses	210	(40)	170

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, secured debt, unsecured debt, borrowings from revolving conduit facilities, and equity. We may also utilize other sources in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims, and expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

We have previously purchased portions of our unsecured indebtedness, and we may elect to purchase additional portions of our unsecured indebtedness in the future. Future purchases may be made through the open market, privately negotiated transactions with third parties, or pursuant to one or more tender or exchange offers, all of which are subject to terms, prices, and consideration we may determine at our discretion.

During 2019, OMH generated net income of $855 million. OMH net cash outflow from operating and investing activities totaled $1.1 billion for the year ended December 31, 2019. At December 31, 2019, our scheduled principal and interest payments for 2020 on our existing debt (excluding securitizations) totaled $1.7 billion. As of December 31, 2019, we had $9.9 billion UPB of unencumbered personal loans and $120 million UPB of unencumbered real estate loans. These real estate loans are included in held for sale.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

SFC’s Issuances and Redemptions

For information regarding the issuances and redemptions of SFC's unsecured debt, see Note 10 of the Notes to the Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the year ended December 31, 2019, we completed four personal loan securitizations (OMFIT 2019-1, ODART 2019-1, OMFIT 2019-A, and OMFIT 2019-2, see “Securitized Borrowings” below), and redeemed five securitizations (SLFT 2015-A, OMFIT 2015-1, OMFIT 2015-2, OMFIT 2016-2, and ODART 2017-1). At December 31, 2019, we had $8.3 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

During the year ended December 31, 2019, we entered into four new revolving conduit facilities and terminated one revolving conduit facility.

Subsequent to December 31, 2019, we extended the revolving period for OneMain Financial Funding VII, LLC on January 24, 2020 from June 2021 to January 2023.

See Notes 10 and 11 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, loan securitization transactions and conduit facilities.

Cash Dividends to OMH's Common Stockholders

During 2019, dividend declarations by OMH's board of directors were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 11, 2019	February 26, 2019	March 15, 2019	$0.25		$34
April 29, 2019	May 29, 2019	June 14, 2019	0.25		34
July 29, 2019	August 27, 2019	September 13, 2019	2.25	*	306
October 28, 2019	November 26, 2019	December 13, 2019	0.25		34
Total			$3.00		$408
* On July 29, 2019 the dividend declaration consisted of a regular quarterly dividend of $0.25 per share and a special dividend of $2.00 per share.

To provide funding for the dividends, SFC paid dividends to OMH of $34 million on March 13, 2019 and on June 13, 2019, $306 million on September 12, 2019, and $34 million on December 12, 2019.

On February 10, 2020, OMH declared a regular quarterly dividend of $0.33 per share and a special dividend of $2.50 per share payable on March 13, 2020 to record holders of OMH's common stock as of the close of business on February 26, 2020. To provide funding for the OMH dividend, the SFC Board of Directors authorized a dividend in the amount of up to $388 million payable on or after March 10, 2020.

While OMH intends to pay regular quarterly dividends for the foreseeable future, and has announced its intention to pay semi-annual special dividends, all subsequent dividends will be reviewed quarterly and declared at the discretion of the board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the board of directors deems relevant. OMH's dividend payments may change from time to time, and the board of directors may not continue to declare dividends in the future.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $2.4 billion for 2019 reflected net income of $855 million, the impact of non-cash items, and a favorable change in working capital of $67 million. Net cash provided by operations of $2.0 billion for 2018 reflected net income of $447 million, the impact of non-cash items, and a favorable change in working capital of $86 million. Net cash provided by operations of $1.6 billion for 2017 reflected a net income of $183 million, the impact of non-cash items, and a favorable change in working capital of $17 million.

OMH's Investing Activities

Net cash used for investing activities of $3.4 billion, $2.4 billion, and $2.2 billion for 2019, 2018, and 2017, respectively, were primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by net sales, calls, and maturities of available-for-sale securities.

OMH's Financing Activities

Net cash provided by financing activities of $1.5 billion for 2019 was primarily due to net issuances of long-term debt offset primarily by the cash dividends paid in 2019. Net cash provided by financing activities of $44 million for 2018 was primarily due to net issuances of long-term debt. Net cash provided by financing activities of $975 million for 2017 was primarily due to net issuances of long-term debt, offset primarily by the repayment at maturity of existing 6.90% Medium-Term Notes and the repurchase of existing 6.90% Medium-Term Notes.

OMH's Cash and Investments

At December 31, 2019, we had $1.2 billion of cash and cash equivalents, which included $182 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At December 31, 2019, we had $1.9 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited to, the following:

•our inability to grow or maintain our personal loan portfolio with adequate profitability;
•the effect of federal, state and local laws, regulations, or regulatory policies and practices;
•effects of ratings downgrades on our secured or unsecured debt
•potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans; and
•the potential for disruptions in the debt and equity markets.

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing some or all of the following strategies:

•maintaining disciplined underwriting standards and pricing for loans we originate or purchase and managing purchases of finance receivables;
•pursuing additional debt financings (including new securitizations and new unsecured debt issuances, debt refinancing transactions and revolving conduit facilities), or a combination of the foregoing;
•purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we may determine; and
•obtaining new and extending existing secured revolving facilities to provide committed liquidity in case of prolonged market fluctuations.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 12 of the Notes to the Consolidated Financial Statements included in this report for further information on these restrictions and the dividends paid by our insurance subsidiaries from 2017 through 2019.
OUR DEBT AGREEMENTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 10 of the Notes to the Consolidated Financial Statements included in this report for further information on the restrictive covenants under SFC’s debt agreements, as well as the guarantees of SFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933. As of December 31, 2019, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$314	$336	3.78%	5 years
SLFT 2016-A	532	559	166	208	3.49%	2 years
SLFT 2017-A	652	685	619	685	2.98%	3 years
OMFIT 2015-3	293	329	293	325	4.21%	5 years
OMFIT 2016-1	500	570	160	238	4.67%	3 years
OMFIT 2016-3	350	397	317	391	4.33%	5 years
OMFIT 2017-1	947	988	769	796	2.74%	2 years
OMFIT 2018-1	632	650	600	651	3.60%	3 years
OMFIT 2018-2	368	381	350	381	3.87%	5 years
OMFIT 2019-1	632	654	600	654	3.79%	2 years
OMFIT 2019-2	900	947	900	947	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
ODART 2017-2	605	624	240	276	3.07%	1 year
ODART 2018-1	947	964	900	964	3.56%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$9,198	$9,726	$7,678	$8,494
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of December 31, 2019.

Revolving Conduit Facilities
In addition to the structured financings, we have access to 14 revolving conduit facilities with a total borrowing capacity of $7.1 billion as of December 31, 2019:

(dollars in millions)	Advance Maximum Balance	Amount Drawn	Revolving Period End	Due and Payable

Rocky River Funding, LLC	$400	$—	April 2022	May 2023
OneMain Financial Funding IX, LLC	650	—	June 2022	July 2023
Mystic River Funding, LLC	850	—	September 2022	October 2025
Fourth Avenue Auto Funding, LLC	200	—	June 2022	July 2023
OneMain Financial Funding VIII, LLC	650	—	August 2021	September 2023
OneMain Financial Auto Funding I, LLC	850	—	June 2021	July 2028
OneMain Financial Funding VII, LLC	850	—	June 2021	July 2023
Thayer Brook Funding, LLC	250	—	July 2021	August 2022
Hubbard River Funding, LLC	250	—	September 2021	October 2023
Seine River Funding, LLC	650	—	October 2021	November 2024
New River Funding, LLC	250	—	March 2022	April 2027
Hudson River Funding, LLC	500	—	June 2022	July 2025
Columbia River Funding, LLC	500	—	September 2022	October 2025
St. Lawrence River Funding, LLC	250	—	October 2022	November 2024
Total	$7,100	$—

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the transaction completed subsequent to December 31, 2019.

Contractual Obligations

At December 31, 2019, our material contractual obligations were as follows:

(dollars in millions)	2020	2021-2022	2023-2024	2025+	Securitizations	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$7,678	$7,678
Medium-term notes	1,000	1,646	2,475	4,399	—	9,520
Junior subordinated debt	—	—	—	350	—	350
Total principal maturities	1,000	1,646	2,475	4,749	7,678	17,548
Interest payments on debt (b)	664	1,062	781	1,139	899	4,545
Total	$1,664	$2,708	$3,256	$5,888	$8,577	$22,093
(a) On-balance sheet securitizations and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments. At December 31, 2019, there were no amounts drawn under our revolving conduit facilities.

(b) Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2019.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules and we had no off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2019 or December 31, 2018.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolio. In our roll rate-based model, our finance receivable types are stratified by collateral mix and contractual delinquency stages, and are projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

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

TDR FINANCE RECEIVABLES

When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. Loan modifications primarily involve a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, defer or forgive past due interest or forgive principal. Account modifications that are deemed to be a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for impaired loans.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for potential impairment annually as of October 1 of each year and whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. If the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, we proceed with the quantitative impairment test. When necessary, the fair value of the reporting unit is calculated utilizing the income approach, which uses prospective financial information of the reporting unit discounted at a rate that we estimate a market participant would use.

For indefinite-lived intangible assets, we review for impairment at least annually and whenever events occur or circumstances change that would indicate the assets are more likely than not to be impaired. We first complete an annual qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets. The fair value is determined in accordance with our fair value measurement policy.

For those net intangible assets with a finite useful life, we review such intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 bps increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2019		2018
(dollars in millions)	+100 bps	-100 bps	+100 bps	-100 bps

Assets
Net finance receivables, less allowance for finance receivable losses	$(218)	$223	$(182)	$187
Finance receivables held for sale	(5)	6	(8)	10
Fixed-maturity investment securities	(72)	74	(66)	71

Liabilities
Long-term debt	$(667)	$713	$(391)	$361

We derived the changes in fair values by modeling estimated cash flows of certain assets and liabilities. We adjusted the cash flows to reflect changes in prepayments and calls, but did not consider loan originations, debt issuances, or new investment purchases.

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

Report of Independent Registered Public Accounting Firm (OneMain Holdings, Inc.)

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Finance Receivable Losses for Loans Collectively Evaluated for Impairment – Loss Emergence Period

As described in Notes 3 and 6 to the consolidated financial statements, the Company’s allowance for finance receivable losses for loans collectively evaluated for impairment was $557 million as of December 31, 2019. Management bases the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to the Company’s finance receivable portfolios collectively evaluated for impairment. Losses are projected forward in one-month increments over the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and the recording of the charge-off).

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for loans collectively evaluated for impairment – loss emergence period is a critical audit matter are (i) there was significant judgment by management in determining the loss emergence period, which in turn led to a high degree of subjectivity and judgment in performing procedures relating to the loss emergence period, (ii) there was high degree of judgment in evaluating audit evidence relating to the loss emergence period, and (iii) significant audit effort was necessary to perform procedures related to the loss emergence period and involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses, including controls over the determination of the loss emergence period. These procedures also included, among others, testing management’s process for determining the loss emergence period, including testing the historical default and charge-off data inputs used in the determination of the loss emergence period, and evaluating the reasonableness of the loss emergence period, including consideration of underlying portfolio characteristics. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the methodology for determining the loss emergence period.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 14, 2020

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm (Springleaf Finance Corporation)

To the Board of Directors and Shareholder of Springleaf Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Springleaf Finance Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 14, 2020

We have served as the Company's auditor since 2002.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2019	2018

Assets
Cash and cash equivalents	$1,227	$679
Investment securities	1,884	1,694
Net finance receivables (includes loans of consolidated VIEs of $8.4 billion in 2019 and $8.5 billion in 2018)	18,389	16,164
Unearned insurance premium and claim reserves	(793)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $340 million in 2019 and $444 million in 2018)	(829)	(731)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,767	14,771
Finance receivables held for sale	64	103
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $400 million in 2019 and $479 million in 2018)	405	499
Goodwill	1,422	1,422
Other intangible assets	343	388
Other assets	705	534
Total assets	$22,817	$20,090

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $7.6 billion in 2019 and $7.5 billion in 2018)	$17,212	$15,178
Insurance claims and policyholder liabilities	649	685
Deferred and accrued taxes	34	45
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2019 and 2018)	592	383
Total liabilities	18,487	16,291
Commitments and contingent liabilities (Note 16)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 136,101,156 and 135,832,278 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	1,689	1,681
Accumulated other comprehensive income (loss)	44	(34)
Retained earnings	2,596	2,151
Total shareholders’ equity	4,330	3,799
Total liabilities and shareholders’ equity	$22,817	$20,090

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2019	2018	2017

Interest income:
Finance charges	$4,116	$3,645	$3,183
Finance receivables held for sale	11	13	13
Total interest income	4,127	3,658	3,196

Interest expense	970	875	816

Net interest income	3,157	2,783	2,380

Provision for finance receivable losses	1,129	1,048	955

Net interest income after provision for finance receivable losses	2,028	1,735	1,425

Other revenues:
Insurance	460	429	420
Investment	95	66	73
Net loss on repurchases and repayments of debt	(35)	(9)	(29)
Net gains on sales of real estate loans	3	18	—
Other	99	70	96
Total other revenues	622	574	560

Other expenses:
Salaries and benefits	808	917	777
Other operating expenses	559	576	593
Insurance policy benefits and claims	185	192	184
Total other expenses	1,552	1,685	1,554

Income before income taxes	1,098	624	431

Income taxes	243	177	248

Net income	$855	$447	$183

Share Data:
Weighted average number of shares outstanding:
Basic	136,070,837	135,702,989	135,249,314
Diluted	136,326,911	136,034,143	135,678,991
Earnings per share:
Basic	$6.28	$3.29	$1.35
Diluted	$6.27	$3.29	$1.35

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Net income	$855	$447	$183

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	88	(44)	21
Retirement plan liability adjustments	7	(7)	12
Foreign currency translation adjustments	5	(9)	6
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	(20)	9	(7)
Retirement plan liability adjustments	(1)	3	(3)
Foreign currency translation adjustments	(2)	—	(2)
Other comprehensive income (loss), net of tax, before reclassification adjustments	77	(48)	27
Reclassification adjustments included in net income, net of tax:
Net realized losses (gains) on available-for-sale securities, net of tax	1	1	(9)
Retirement plan liability adjustments, net of tax	—	—	(1)
Reclassification adjustments included in net income, net of tax	1	1	(10)
Other comprehensive income (loss), net of tax	78	(47)	17

Comprehensive income	$933	$400	$200

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2019	$1	$1,681	$(34)	$2,151	$3,799
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	78	—	78
Cash dividends *	—	—	—	(410)	(410)
Net income	—	—	—	855	855
Balance, December 31, 2019	$1	$1,689	$44	$2,596	$4,330

Balance, January 1, 2018	$1	$1,560	$11	$1,706	$3,278
Non-cash incentive compensation from SFH	—	110	—	—	110
Share-based compensation expense, net of forfeitures	—	21	—	—	21
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive loss	—	—	(47)	—	(47)
Impact of AOCI reclassification due to the Tax Act	—	—	2	(2)	—
Net income	—	—	—	447	447
Balance, December 31, 2018	$1	$1,681	$(34)	$2,151	$3,799

Balance, January 1, 2017	$1	$1,548	$(6)	$1,523	$3,066
Share-based compensation expense, net of forfeitures	—	17	—	—	17
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	17	—	17
Net income	—	—	—	183	183
Balance, December 31, 2017	$1	$1,560	$11	$1,706	$3,278
* Cash dividends declared were $0.25 per share in the first, second, and fourth quarters, and $2.25 per share in the third quarter of 2019.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Cash flows from operating activities
Net income	$855	$447	$183
Reconciling adjustments:
Provision for finance receivable losses	1,129	1,048	955
Depreciation and amortization	271	289	328
Deferred income tax charge	1	23	30
Net loss on repurchases and repayments of debt	35	9	29
Non-cash incentive compensation from SFH	—	110	—
Share-based compensation expense, net of forfeitures	13	21	17
Other	(9)	13	(4)
Cash flows due to changes in other assets and other liabilities	67	86	17
Net cash provided by operating activities	2,362	2,046	1,555

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(3,305)	(2,373)	(2,275)
Proceeds on sales of finance receivables held for sale originated as held for investment	19	100	—
Available-for-sale securities purchased	(718)	(680)	(671)
Available-for-sale securities called, sold, and matured	574	563	739
Other securities purchased	(18)	(11)	—
Other securities called, sold, and matured	31	36	18
Other, net	(12)	(32)	(3)
Net cash used for investing activities	(3,429)	(2,397)	(2,192)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	5,895	5,525	5,427
Repayment of long-term debt	(3,961)	(5,471)	(4,447)
Cash dividends	(408)	—	—
Withholding tax on share-based compensation	(5)	(10)	(5)
Net cash provided by financing activities	1,521	44	975

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	454	(307)	338
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,178	1,485	1,147
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,632	$1,178	$1,485

Supplemental cash flow information
Cash and cash equivalents	$1,227	$679	$987
Restricted cash and restricted cash equivalents	405	499	498
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,632	$1,178	$1,485

Cash paid for amounts included in the measurement of operating lease liabilities	$(58)	$—	$—

Interest paid	$(845)	$(752)	$(746)
Income taxes paid	(261)	(150)	(156)

Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2019	2018	2017

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$233	$—	$—
Transfer of finance receivables to real estate owned	8	7	9
Transfer of net finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	—	111	—

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to the Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2019	2018

Assets
Cash and cash equivalents	$1,227	$663
Investment securities	1,884	1,694
Net finance receivables (includes loans of consolidated VIEs of $8.4 billion in 2019 and $8.5 billion in 2018)	18,389	16,122
Unearned insurance premium and claim reserves	(793)	(662)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $340 million in 2019 and $444 million in 2018)	(829)	(726)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,767	14,734
Finance receivables held for sale	64	103
Notes receivable from parent	—	260
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $400 million in 2019 and $479 million in 2018)	405	499
Goodwill	1,422	1,422
Other intangible assets	343	387
Other assets	704	547
Total assets	$22,816	$20,309

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $7.6 billion in 2019 and $7.5 billion in 2018)	$17,212	$15,178
Insurance claims and policyholder liabilities	649	685
Deferred and accrued taxes	35	42
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2019 and 2018)	595	383
Total liabilities	18,491	16,288
Commitments and contingent liabilities (Note 16)

Shareholder's equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at December 31, 2019 and 2018	5	5
Additional paid-in capital	1,888	2,110
Accumulated other comprehensive income (loss)	44	(34)
Retained earnings	2,388	1,940
Total shareholder's equity	4,325	4,021
Total liabilities and shareholder's equity	$22,816	$20,309

See Notes to the Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Interest income:
Finance charges	$4,116	$3,635	$3,174
Finance receivables held for sale	11	13	13
Total interest income	4,127	3,648	3,187

Interest expense	972	876	816

Net interest income	3,155	2,772	2,371

Provision for finance receivable losses	1,129	1,043	947

Net interest income after provision for finance receivable losses	2,026	1,729	1,424

Other revenues:
Insurance	460	429	420
Investment	95	66	73
Interest income on notes receivable from parent	7	18	23
Net loss on repurchases and repayments of debt	(35)	(9)	(29)
Net gains on sales of real estate loans	3	18	—
Other	99	38	53
Total other revenues	629	560	540

Other expenses:
Salaries and benefits	808	877	750
Other operating expenses	558	577	635
Insurance policy benefits and claims	185	192	184
Total other expenses	1,551	1,646	1,569

Income before income taxes	$1,104	$643	$395

Income taxes	246	182	243

Net income	$858	$461	$152

See Notes to the Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Net income	$858	$461	$152

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	88	(44)	21
Retirement plan liability adjustments	7	(8)	4
Foreign currency translation adjustments	5	(9)	6
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	(20)	9	(7)
Retirement plan liability adjustments	(1)	3	(1)
Foreign currency translation adjustments	(2)	—	(2)
Other comprehensive income (loss), net of tax, before reclassification adjustments	77	(49)	21
Reclassification adjustments included in net income, net of tax:
Net realized losses (gains) on available-for-sale securities, net of tax	1	1	(9)
Reclassification adjustments included in net income, net of tax	1	1	(9)
Other comprehensive income (loss), net of tax	78	(48)	12

Comprehensive income	$936	$413	$164

See Notes to the Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder's Equity

	Springleaf Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	78	—	78
Contribution of SCLH to SFC from SFI	—	34	—	—	34
Merger of SFI with SFC	—	(408)	—	—	(408)
Cash contribution from OMH	—	144	—	—	144
Cash dividends	—	—	—	(410)	(410)
Net income	—	—	—	858	858
Balance, December 31, 2019	$5	$1,888	$44	$2,388	$4,325

Balance, January 1, 2018	$5	$1,909	$6	$1,482	$3,402
Non-cash incentive compensation from SFH	—	110	—	—	110
Contribution of OGSC to SFC from SFI	—	53	5	—	58
Contribution of SMHC to SFC from SFI	—	30	—	—	30
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on shared-based compensation	—	(2)	—	—	(2)
Other comprehensive loss	—	—	(48)	—	(48)
Impact of AOCI reclassification due to the Tax Act	—	—	3	(3)	—
Net income	—	—	—	461	461
Balance, December 31, 2018	$5	$2,110	$(34)	$1,940	$4,021

Balance, January 1, 2017	$5	$1,906	$(6)	$1,368	$3,273
Share-based compensation expense, net of forfeitures	—	5	—	—	5
Withholding tax on RSUs converted	—	(2)	—	—	(2)
Other comprehensive income	—	—	12	—	12
Dividend of SFMC to SFI	—	—	—	(38)	(38)
Net income	—	—	—	152	152
Balance, December 31, 2017	$5	$1,909	$6	$1,482	$3,402

See Notes to the Consolidated Financial Statements.

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Cash flows from operating activities
Net income	$858	$461	$152
Reconciling adjustments:
Provision for finance receivable losses	1,129	1,043	947
Depreciation and amortization	271	279	317
Deferred income tax charge	3	21	43
Net loss on repurchases and repayments of debt	35	9	29
Non-cash incentive compensation from SFH	—	110	—
Share-based compensation expense, net of forfeitures	13	10	5
Other	(9)	13	(5)
Cash flows due to changes in other assets and other liabilities	92	21	159
Net cash provided by operating activities	2,392	1,967	1,647

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(3,305)	(2,372)	(2,267)
Proceeds on sales of finance receivables held for sale originated as held for investment	19	100	—
Cash advances on intercompany notes receivables	(3)	(34)	(355)
Proceeds from repayments of principal on intercompany note to parent	3	187	249
Available-for-sale securities purchased	(718)	(680)	(671)
Available-for-sale securities called, sold, and matured	574	563	739
Other securities purchased	(18)	(11)	—
Other securities called, sold, and matured	31	36	18
Other, net	(12)	(27)	7
Net cash used for investing activities	(3,429)	(2,238)	(2,280)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	5,895	5,525	5,427
Repayment of long-term debt	(3,961)	(5,471)	(4,447)
Cash contribution of SCLH	12	—	—
Cash dividends to OMH	(408)	—	—
Cash contribution from OMH	144	—	—
Cash contribution of SMHC	—	13	—
Cash contribution of OGSC	—	11	—
Cash dividends of SFMC	—	—	(10)
Payments on intercompany note payable	(170)	(99)	—
Withholding tax on share-based compensation	(5)	(2)	(2)
Net cash provided by (used by) financing activities	1,507	(23)	968

Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2019	2018	2017
Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	470	(294)	335
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,162	1,456	1,121
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,632	$1,162	$1,456

Supplemental cash flow information
Cash and cash equivalents	$1,227	$663	$958
Restricted cash and restricted cash equivalents	405	499	498
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,632	$1,162	$1,456

Cash paid for amounts included in the measurement of operating lease liabilities	$(58)	$—	$—

Interest paid	$(847)	$(753)	$(746)
Income taxes paid	(261)	(150)	(154)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$233	$—	$—
Transfer of finance receivables to real estate owned	8	7	9
Transfer of net finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	—	111	—
Non-cash merger of SFI with SFC	(408)	—	—
Non-cash contribution of SCLH	22	—	—
Non-cash contribution of OGSC	—	47	—
Non-cash contribution of SMHC	—	17	—
Non-cash dividend of SFMC	—	—	(28)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions and escrow deposits.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2019

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

On September 20, 2019, Springleaf Finance Corporation (“SFC”) entered into a merger agreement with its direct parent, SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's consolidated financial statements as of July 1, 2019. As a result of the merger with SFI, SFC became a wholly-owned direct subsidiary of OMH.

At December 31, 2019, the Apollo-Värde Group owned approximately 40.4% of OMH’s common stock.

2018 Share Sale Transactions

As disclosed in Note 21 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K, certain executives of the Company had previously been granted incentive units that only provided benefits (in the form of distributions) if Springleaf Financial Holdings, LLC ("SFH") made distributions to one or more of its common members that exceeded specified threshold amounts. In connection with the Fortress Transaction resulting from the Apollo-Värde Transaction described in Note 2 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2018 Annual Report on Form 10-K, certain executive officers who were holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH. Although the distribution was not made by the Company or its subsidiaries, in accordance with Accounting Standards Codification ("ASC") 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral, and not tax deductible.

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

2. Reconciliation of Springleaf Finance Corporation Results to OneMain Holdings, Inc. Results

The results of SFC are consolidated into the results of OMH. Due to the nominal differences between SFC and OMH, content throughout this filing relates to both OMH and SFC. SFC disclosures relate only to itself and not to any other company.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the OMH level, these notes relate to the consolidated financial statements for both companies, OMH and SFC. In addition to certain intercompany payable and receivable amounts between the entities, the following is a reconciliation of the consolidated balance sheets and results of our consolidated statements of operations of SFC to OMH:

December 31,	2019			2018
(dollars in millions)	OMH	SFC	Difference	OMH	SFC	Difference

Cash and cash equivalents	$1,227	$1,227	$—	$679	$663	$16
Net finance receivables (a)	18,389	18,389	—	16,164	16,122	42
Allowance for finance receivable losses (a)	(829)	(829)	—	(731)	(726)	(5)
Notes receivables from parent (b)	—	—	—	—	260	(260)
Other intangible assets	343	343	—	388	387	1
Other assets	705	704	1	534	547	(13)
Deferred and accrued taxes	34	35	(1)	45	42	3
Other liabilities	592	595	(3)	383	383	—
Total shareholders' equity (c)	4,330	4,325	5	3,799	4,021	(222)

Years Ended December 31,	2019			2018			2017
(dollars in millions)	OMH	SFC	Difference	OMH	SFC	Difference	OMH	SFC	Difference

Finance charges (a)	$4,116	$4,116	$—	$3,645	$3,635	$10	$3,183	$3,174	$9
Interest expense	970	972	(2)	875	876	(1)	816	816	—
Provision for finance receivable losses (a)	1,129	1,129	—	1,048	1,043	5	955	947	8
Interest income on note receivables from parent (b)	—	7	(7)	—	18	(18)	—	23	(23)
Other revenue (d)	99	99	—	70	38	32	96	53	43
Salaries and benefits	808	808	—	917	877	40	777	750	27
Other operating expenses	559	558	1	576	577	(1)	593	635	(42)
Income before income taxes	1,098	1,104	(6)	624	643	(19)	431	395	36
Income taxes	243	246	(3)	177	182	(5)	248	243	5
Net Income	855	858	(3)	447	461	(14)	183	152	31
(a) The differences in the 2018 and 2017 periods are related to Springleaf Consumer Loan Holding Company (“SCLH”) finance receivables and the related allowance for finance receivable losses. On March 10, 2019, all of the outstanding capital stock of SCLH, a subsidiary of SFI, was contributed to SFC, and SCLH became a wholly-owned direct subsidiary of SFC. The contribution was effective as of January 1, 2019. See below for further details related to the Contribution of SCLH to SFC.
(b) Included in the notes receivables from parent were notes from SFI held by SFC and Springleaf Mortgage Holding Company’s (“SMHC”), a wholly-owned direct subsidiary, of SFC. See Note 1 and below for further discussion of the merger between SFI and SFC.
(c) The differences between total shareholders’ equity in the years ended December 31, 2019 and 2018 were due to historical differences in results of operations of the companies and differences in equity awards.
(d) The primary difference between OMH and SFC for other revenue relate to the servicing revenue from the SpringCastle Portfolio. The servicing fee revenue totaled $29 million and $37 million during 2018 and 2017 periods, respectively.

The following transactions are related to SFC and have no impact on OMH's consolidated financial results.

Merger of SFI into SFC

On September 20, 2019, SFC entered into a merger agreement with its direct parent SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's consolidated financial statements as of July 1, 2019. In conjunction with the merger, the net deficiency of SFI, after elimination of its investment in SFC, was absorbed by SFC resulting in an equity reduction of $408 million to SFC, which includes the elimination of the intercompany notes and receivables between SFC and SFI, as discussed below.

The net deficiency of SFI included an intercompany note payable plus accrued interest of $166 million from SFI to OMH which SFC assumed through the merger. On September 23, 2019, SFC repaid SFI’s note to OMH. Concurrently, OMH paid $22 million in other payables due to SFC and made an equity contribution of $144 million to SFC.

The transactions noted above resulted in a net $264 million reduction to SFC's equity.

SFC's Notes Receivable from Parent

The notes receivable from parent was $260 million at December 31, 2018 and was comprised of a $232 million note receivable from SFI to SFC and a $28 million note receivable due to SMHC, a wholly-owned subsidiary of SFC, after the contribution of SMHC from SFI to SFC on December 15, 2018. As a result of the merger between SFI and SFC, described in Note 1 and above, the note receivable from SFI to SFC was dissolved effective July 1, 2019 and the SFI note payable to SMHC was assumed by SFC and subsequently paid off on September 23, 2019. Interest income on the notes receivable from SFC totaled $8 million during 2019, $18 million during 2018, and $23 million during 2017, which we report in interest income on notes receivable from parent.

Springleaf Consumer Loan Holding Company (“SCLH”) Contribution

On March 10, 2019, all of the outstanding capital stock of SCLH, a subsidiary of SFI, was contributed to SFC and SCLH became a wholly-owned direct subsidiary of SFC. The contribution was effective as of January 1, 2019 and increased SFC’s total shareholder’s equity and total assets by $34 million and $53 million, respectively. The contribution is presented prospectively because it is deemed to be a contribution of net assets.

OneMain Consumer Loan, Inc. (“OCLI”) Loan Referral Fees

Through June 30, 2018, OCLI, a wholly-owned direct subsidiary of SCLH, provided personal loan application and credit underwriting services on behalf of SFC for personal loan applications that are submitted online. SFC was charged a fee of $35 for each underwritten approved application processed, as well as any other fees agreed to by the parties. On July 1, 2018, SFC terminated its agreement with OCLI to provide these services. Prior to the termination, during 2018 and 2017, SFC recorded $29 million and $56 million of referral fee expense, respectively. Certain costs incurred by OCLI to provide these services are a component of deferred origination costs, which are included in net finance receivables.

OneMain General Services Corporation (“OGSC”) Services Agreement

OGSC provides a variety of services to affiliates under a services agreement, including SFC. OGSC was contributed to SFC by OMH effective July 1, 2018, and all activity between OGSC and SFC under the agreement is eliminated from SFC’s results as of July 1, 2018. Prior to the contribution, during 2018 and 2017, SFC recorded $265 million and $460 million, respectively, of service fee expenses, which are included in operating expenses.

Parent and Affiliate Receivables and Payables

Receivables from parent and affiliate totaled $18 million at December 31, 2018 and were included in other assets. There were no receivables from parent and affiliates at December 31, 2019 as the balances were eliminated due to the merger of SFI and SFC, and the SCLH contribution noted above. Payables to parent and affiliate are included in other liabilities and were immaterial at December 31, 2019 and 2018.

3. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using generally accepted accounting principles in the United States of America ("GAAP"). The statements include the accounts of OMH, its subsidiaries (all of which are wholly-owned), and variable interest entities ("VIEs") in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2019 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

ACCOUNTING POLICIES

Operating Segment

At December 31, 2019, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of (i) our liquidating SpringCastle Portfolio servicing activity and (ii) our non-originating legacy operations, which include our liquidating real estate loans and liquidating retail sales finance receivables. Previously, the servicing revenues and related expenses from the SpringCastle Portfolio were presented as a distinct reporting and operating segment, Acquisitions and Servicing (“A&S”). However, due to the continued decline in servicing revenues and related expenses, management no longer views the servicing activity from the SpringCastle Portfolio as a separate reportable segment. Therefore, we are now including A&S in Other. We have revised our prior period segment disclosures to conform to this new alignment.

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

We stop accruing finance charges when four payments (approximately 90 days) become contractually past due for personal loans. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges.

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

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, defer or forgive past due interest or forgive principal. Additionally, as part of the modification, we may require trial payments. If the account is delinquent at the time of modification, the account is brought current for delinquency reporting. Account modifications that are deemed to be a TDR finance receivable are measured for impairment. Account modifications that are not classified as a TDR finance receivable are measured for impairment in accordance with our policy for allowance for finance receivable losses.

We recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. TDR finance receivables that are placed on nonaccrual status remain on nonaccrual status until the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual.

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by finance receivable type. Our finance receivables (personal loans and other receivables) consist of a large number of relatively small, homogeneous accounts. We evaluate our finance receivables for impairment as pools. None of our accounts are large enough to warrant individual evaluation for impairment.

Management considers numerous internal and external factors in estimating probable incurred losses in our finance receivable portfolio, including the following:

•prior finance receivable loss and delinquency experience;
•underlying collateral;
•the composition of our finance receivable portfolio; and
•current economic conditions, including the levels of unemployment and personal bankruptcies.

We base the allowance for finance receivable losses primarily on historical loss experience using a roll rate-based model applied to our finance receivable portfolios. In our roll rate-based model, our finance receivable types are stratified by contractual delinquency stages and projected forward in one-month increments using historical roll rates. In each month of the simulation, losses on our finance receivable types are captured, and the ending delinquency stratification serves as the beginning point of the next iteration. No new volume is assumed. This process is repeated until the number of iterations equals the loss emergence period (the interval of time between the event which causes a borrower to default on a finance receivable and our recording of the charge-off) for our finance receivable types. As delinquency is a primary input into our roll rate-based model, we inherently consider nonaccrual loans in our estimate of the allowance for finance receivable losses.

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

We generally charge off to the allowance for finance receivable losses personal loans that are beyond seven payments (approximately 180 days) past due. Generally, we start repossession of the titled personal property when the customer becomes two payments (approximately 30 days) past due and may charge-off prior to the account becoming seven payments (approximately 180 days) past due.

We infrequently extend the charge-off period for individual personal loan accounts when, in our opinion, such treatment is warranted and consistent with our credit risk policies.

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

Accounts that are granted a deferment are not classified as TDRs. We do not consider deferments granted as a TDR because the customer is not experiencing an other than temporary financial difficulty, and the concession granted is immaterial to the contractual cash flows. We pool accounts that have been granted a deferment together with accounts that have not been granted a deferment for measuring impairment in accordance with the authoritative guidance for the accounting for contingencies.

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

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDR finance receivables represents specific reserves based on an analysis of the present value of expected future cash flows. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDR finance receivables. The primary assumptions to estimate these expected cash flows are prepayment speeds, default rates, and severity rates.

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

Goodwill

Goodwill represents the amount of purchase price over the fair value of net assets we acquired in connection with the OneMain Acquisition. We test goodwill for potential impairment annually as of October 1 of each year and whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

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

For intangible assets with a finite useful life, we review for impairment at least annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. The value of business acquired ("VOBA") is the present value of future profits ("PVFP") of purchased insurance contracts. The PVFP is dynamically amortized over the lifetime of the block of business and is subject to premium deficiency testing in accordance with ASC 944, Financial Services — Insurance.

For indefinite-lived intangible assets, we review for impairment at least annually and whenever events occur or circumstances change that would indicate the assets are more likely than not to be impaired. We first complete an annual qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets. The fair value is determined in accordance with our fair value measurement policy. If the fair value is less than the carrying value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification will be evaluated to determine whether such classification remains appropriate.

Leases

All our leases are classified as operating leases, and we are the lessee or sublessor in all our lease arrangements. At inception of an arrangement, we determine if a lease exists. At lease commencement date, we recognize right-of-use assets and lease liabilities measured at the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our operating leases do not provide an implicit rate, we utilize the best available information to determine our incremental borrowing rate, which is used to calculate the present value of lease payments. The right-of-use asset also includes any prepaid fixed lease payments and excludes lease incentives. Options to extend or terminate a lease may be included in our lease arrangements. We reflect the renewal or termination option in the right-of-use asset and lease liability when it is reasonably certain that we will exercise those options. In the normal course of business, we will renew leases that expire or replace them with leases on other properties.

We have elected the practical expedient to treat both the lease component and non-lease component for our leased office space portfolio as a single lease component. Operating lease costs for lease payments are recognized on a straight-line basis over the lease term and are included in “Other operating expenses” in our consolidated statement of operations. In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases as variable lease payments. The operating lease right-of-use assets are included in “Other assets” and the operating lease liabilities are included in “Other liabilities” in our consolidated balance sheet.

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

We recognize commissions on optional products as other revenue when earned.

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

Impairments on Investment Securities

Available-for-sale. We evaluate our available-for-sale securities on an individual basis to identify any instances where the fair value of the investment security is below its amortized cost. For these securities, we then evaluate whether an other-than-temporary impairment exists if any of the following conditions are present:

•we intend to sell the security;
•it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or
•we do not expect to recover the security’s entire amortized cost basis (even if we do not intend to sell the security).

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

Retirement Benefit Plans

We have funded and unfunded noncontributory defined pension plans. We recognize the net pension asset or liability, also referred to herein as the funded status of the benefit plan, in other assets or other liabilities, depending on the funded status at the end of each reporting period. We recognize the net actuarial gains or losses and prior service cost or credit that arise during the period in other comprehensive income or loss.

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

We measure and classify assets and liabilities in the consolidated balance sheets in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the marketplace used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments.

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

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The use of observable and unobservable inputs is further discussed in Note 20.

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

Earnings Per Share (OMH Only)

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

4. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Leases

In February of 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a liability for the obligation to make payments on leases with terms greater than 12 months and to disclose information related to the amount, timing and uncertainty of cash flows arising from leases, including various qualitative and quantitative requirements. Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-02. We adopted the amendments of these ASUs as of January 1, 2019, using the optional transition approach. As a result of this election, the prior periods presented have not been adjusted. See Note 16 for additional information on the adoption of ASU 2016-02.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Financial Instruments - Credit Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities are required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach. The new approach requires entities to measure all expected credit losses for financial assets over their expected lives based on historical experience, current conditions, and reasonable forecasts of collectability. The expected credit loss model requires earlier recognition of credit losses than the incurred loss approach. We expect ongoing changes in the allowance for finance receivable losses will be driven primarily by the growth of the Company’s loan portfolio, mix of secured and unsecured loans, credit quality, and the economic environment at that time.

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

The ASU is effective for the Company beginning January 1, 2020.

The Company’s cross-functional implementation team has completed the implementation of this ASU. Based on the December 31, 2019 loan portfolio and current expectations of future economic conditions, this ASU resulted in an increase to the allowance for finance receivable losses of $1.12 billion, an increase to deferred tax assets of $0.28 billion, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $0.83 billion in the consolidated balance sheets at January 1, 2020.

In addition, the Company’s implementation team worked with our investment advisor to develop a new process to comply with this ASU as it relates to available-for-sale debt securities and the related disclosure requirements. The adoption of this ASU, as it relates to available-for-sale debt securities, will not have a material impact on the consolidated financial statements.

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The amendments in this ASU become effective for the Company beginning January 1, 2022, as a result of the FASB issuing a one-year deferral of this ASU for public companies. We have a cross-functional implementation team and a project plan to ensure we comply with all the amendments in this ASU at the time of adoption. We continue to make progress in evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

5. Finance Receivables

Our finance receivables consist of personal loans, which are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. Prior to September 30, 2018, our finance receivables also included other receivables, which consist of our liquidating loan portfolios: real estate loans, retail sales finance contracts, and revolving retail accounts. We continue to service or sub-service our liquidating real estate loans and retail sales finance contracts. Effective September 30, 2018, our real estate loans were transferred from held for investment to held for sale due to management's intent to no longer hold these finance receivables for the foreseeable future.
Net finance receivables consist of our total portfolio of personal loans. Components of our personal loans were as follows:

(dollars in millions)
December 31,	2019	2018

Gross receivables *	$18,195	$15,978
Unearned points and fees	(242)	(201)
Accrued finance charges	289	253
Deferred origination costs	147	134
Total	$18,389	$16,164
* Gross receivables equal the UPB except for the following:
•Finance receivables purchased as a performing receivable — gross receivables are equal to UPB and, if applicable, any remaining unearned premium or discount established at the time of purchase to reflect the finance receivable balance at its initial fair value; and
•Purchased credit impaired finance receivables — gross receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2019		2018 *
(dollars in millions)	Amount	Percent	Amount	Percent

Texas	$1,606	9%	$1,446	9%
North Carolina	1,217	7	1,178	7
California	1,193	6	994	6
Pennsylvania	1,097	6	945	6
Florida	1,025	6	832	5
Ohio	913	5	791	5
Illinois	787	4	700	4
Georgia	748	4	650	4
Indiana	741	4	653	4
Virginia	710	4	651	4
Tennessee	602	3	547	3
Other	7,750	42	6,777	43
Total	$18,389	100%	$16,164	100%
* December 31, 2018 concentrations of net finance receivables are presented in the order of December 31, 2019 state concentrations.

CREDIT QUALITY INDICATOR

We consider the concentration of secured loans, the underlying value of collateral of secured loans, and the delinquency status of our finance receivables as our primary credit quality indicators. At December 31, 2019 and December 31, 2018, 52% and 48%, respectively, of our personal loans were secured by titled collateral. We monitor delinquency trends to manage our exposure to credit risk. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. At 90 days or more contractually past due, we consider our finance receivables to be nonperforming.

The following is a summary of our personal loans held for investment by number of days delinquent:

(dollars in millions)
December 31,	2019	2018

Performing
Current	$17,550	$15,411
30-59 days past due	272	229
60-89 days past due	181	161
Total performing	18,003	15,801
Nonperforming
90-179 days past due	377	355
180 days or more past due	9	8
Total nonperforming	386	363
Total	$18,389	$16,164

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

At December 31, 2019 and 2018, finance receivables held for sale totaled $64 million and $103 million, respectively, which include purchased credit impaired real estate loans, as well as TDR real estate loans. See Note 7 for further information on our finance receivables held for sale.

Information regarding our purchased credit impaired finance receivables were as follows:

(dollars in millions)
December 31,	2019	2018

Personal Loans
Carrying amount, net of allowance	$40	$89
Outstanding balance (a)	74	135
Allowance for purchased credit impaired finance receivable losses (b)	—	—

Real Estate Loans - Held for Sale
Carrying amount	$19	$28
Outstanding balance (a)	35	48
(a) Outstanding balance is defined as UPB of the loans with a net carrying amount.

(b) The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired   loans held for investment exceeding the present value of the expected cash flows. As indicated above, no allowance was required as of December 31, 2019 or 2018.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Personal Loans
Balance at beginning of period	$39	$47	$59
Accretion	(20)	(27)	(34)
Reclassifications from nonaccretable difference *	16	19	22
Balance at end of period	$35	$39	$47

Real Estate Loans - Held for Sale
Balance at beginning of period	$27	$53	$60
Accretion	(2)	(4)	(5)
Reclassifications to nonaccretable difference *	—	—	(2)
Transfer due to finance receivables sold	(3)	(22)	—
Balance at end of period	$22	$27	$53
* Reclassifications from (to) nonaccretable difference represents the increases (decreases) in accretable yield resulting from higher (lower) estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)
December 31,	2019	2018

Personal Loans
TDR gross receivables (a)	$655	$450
TDR net receivables (b)	658	453
Allowance for TDR finance receivable losses	272	170

Real Estate Loans - Held for Sale
TDR gross receivables (a)	$52	$89
TDR net receivables (b)	53	75
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

TDR average net receivables held for investment and held for sale and finance charges recognized on TDR finance receivables held for investment and held for sale were as follows:

(dollars in millions)	Personal Loans	Other Receivables *	Total

Year Ended December 31, 2019
TDR average net receivables	$550	$58	$608
TDR finance charges recognized	45	3	48

Year Ended December 31, 2018
TDR average net receivables	$383	$130	$513
TDR finance charges recognized	45	7	52

Year Ended December 31, 2017
TDR average net receivables	$231	$140	$371
TDR finance charges recognized	33	9	42
* Other receivables held for sale included in the table above consist of real estate loans and were as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

TDR average net receivables	$58	$98	$91
TDR finance charges recognized	3	5	6

Information regarding the new volume of the TDR finance receivables held for investment and held for sale are reflected in the following table.

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Personal Loans
Pre-modification TDR net finance receivables	$536	$377	$327
Post-modification TDR net finance receivables:
Rate reduction	370	289	251
Other (a)	166	88	75
Total post-modification TDR net finance receivables	$536	$377	$326
Number of TDR accounts	78,257	57,324	45,560

Other Receivables (b)
Pre-modification TDR net finance receivables	$1	$3	$16
Post-modification TDR net finance receivables:
Rate reduction	1	3	16
Other	—	—	—
Total post-modification TDR net finance receivables	$1	$3	$16
Number of TDR accounts	8	70	510
(a) “Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

(b) TDR "other receivable" loans held for sale include in the table above were immaterial.

Personal loans held for investment that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table.

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Personal Loans
TDR net finance receivables *	$96	$64	$89
Number of TDR accounts	14,732	9,719	15,035
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

TDR other receivables for the years ended December 31, 2019, 2018 and 2017 that defaulted during the previous 12-month period are immaterial.

6. Allowance for Finance Receivable Losses

Changes in the allowance for finance receivable losses by finance receivable type were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

Year Ended December 31, 2019
Balance at beginning of period	$731	$—	$731
Provision for finance receivable losses	1,129	—	1,129
Charge-offs	(1,157)	—	(1,157)
Recoveries	126	—	126
Balance at end of period	$829	$—	$829

Year Ended December 31, 2018
Balance at beginning of period	$673	$24	$697
Provision for finance receivable losses	1,050	(2)	1,048
Charge-offs	(1,102)	(2)	(1,104)
Recoveries	110	3	113
Other *	—	(23)	(23)
Balance at end of period	$731	$—	$731

Year Ended December 31, 2017
Balance at beginning of period	$669	$20	$689
Provision for finance receivable losses	949	6	955
Charge-offs	(1,048)	(6)	(1,054)
Recoveries	103	4	107
Balance at end of period	$673	$24	$697
* Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in other receivables from held for investment to finance receivables held for sale on September 30, 2018. See Notes 5 and 7 included in this report for further information.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)
December 31,	2019	2018

Allowance for finance receivable losses:
Collectively evaluated for impairment	$557	$561
Purchased credit impaired finance receivables	—	—
TDR finance receivables	272	170
Total	$829	$731

Finance receivables:
Collectively evaluated for impairment	$17,691	$15,622
Purchased credit impaired finance receivables	40	89
TDR finance receivables	658	453
Total	$18,389	$16,164

Allowance for finance receivable losses as a percentage of finance receivables	4.51%	4.52%

7. Finance Receivables Held for Sale

We reported finance receivables held for sale of $64 million at December 31, 2019 and $103 million at December 31, 2018, which consist entirely of real estate loans, and are carried at the lower of cost or fair value, applied on an aggregate basis.

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

During 2018, we transferred $88 million of real estate loans (net of allowance for finance receivable losses) from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. In December 2018, we sold a portfolio of real estate loans with a carrying value of $82 million for aggregate cash proceeds of $100 million and recorded a net gain in other revenues of $18 million (“December 2018 Real Estate Loan Sale”). After the recognition of the December 2018 Real Estate Loan Sale, the carrying value of the remaining loans classified in finance receivables held for sale exceeded their fair value and, accordingly, we marked the remaining loans to fair value and recorded an impairment in other revenue of $16 million.

At December 31, 2019, the carrying value of our finance receivables held for sale was not impaired. We did not have any other material transfers to or from finance receivables held for sale during 2019, 2018 and 2017.

8. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2019
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	91	2	(1)	92
Commercial paper	91	—	—	91
Non-U.S. government and government sponsored entities	144	3	—	147
Corporate debt	1,054	45	(1)	1,098
Mortgage-backed, asset-backed, and collateralized:
RMBS	214	3	—	217
CMBS	56	1	—	57
CDO/ABS	84	1	—	85
Total	$1,745	$55	$(2)	$1,798

December 31, 2018
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$21	$—	$—	$21
Obligations of states, municipalities, and political subdivisions	91	—	(1)	90
Certificates of deposit and commercial paper	63	—	—	63
Non-U.S. government and government sponsored entities	145	—	(2)	143
Corporate debt	1,027	2	(32)	997
Mortgage-backed, asset-backed, and collateralized:
RMBS	130	—	(2)	128
CMBS	72	—	(1)	71
CDO/ABS	94	1	(1)	94
Total	$1,643	$3	$(39)	$1,607

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2019
U.S. government and government sponsored entities	$—	$—	$3	$—	$3	$—
Obligations of states, municipalities, and political subdivisions	29	(1)	4	—	33	(1)
Commercial paper	76	—	—	—	76	—
Non-U.S. government and government sponsored entities	19	—	14	—	33	—
Corporate debt	63	(1)	13	—	76	(1)
Mortgage-backed, asset-backed, and collateralized:
RMBS	45	—	—	—	45	—
CMBS	15	—	7	—	22	—
CDO/ABS	14	—	—	—	14	—
Total	$261	$(2)	$41	$—	$302	$(2)

December 31, 2018
U.S. government and government sponsored entities	$3	$—	$16	$—	$19	$—
Obligations of states, municipalities, and political subdivisions	10	—	57	(1)	67	(1)
Non-U.S. government and government sponsored entities	19	(1)	97	(1)	116	(2)
Corporate debt	377	(14)	448	(18)	825	(32)
Mortgage-backed, asset-backed, and collateralized:
RMBS	23	—	78	(2)	101	(2)
CMBS	10	—	54	(1)	64	(1)
CDO/ABS	18	—	33	(1)	51	(1)
Total	$460	$(15)	$783	$(24)	$1,243	$(39)

On a lot basis, we had 398 and 1,767 investment securities in an unrealized loss position at December 31, 2019 and 2018, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at December 31, 2019, other-than-temporary impairments on investment securities that we intend to sell were immaterial. We do not have plans to sell any of the remaining investment securities with unrealized losses as of December 31, 2019, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential impairments. During 2019 and 2018, other-than-temporary impairment credit losses, primarily on corporate debt, in investment revenues were immaterial. No impairment was recognized during 2017.

There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during 2019, 2018, and 2017.

The proceeds of available-for-sale securities sold or redeemed during 2019, 2018, and 2017 totaled $284 million, $341 million, and $508 million, respectively. The net realized gains and losses were immaterial during 2019 and 2018, and the net realized gains were $14 million during 2017.

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2019 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$226	$225
Due after 1 year through 5 years	559	546
Due after 5 years through 10 years	481	457
Due after 10 years	173	163
Mortgage-backed, asset-backed, and collateralized securities	359	354
Total	$1,798	$1,745

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $633 million and $515 million at December 31, 2019 and 2018, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)
December 31,	2019	2018

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	24	43
Mortgage-backed, asset-backed, and collateralized bonds	15	2
Total bonds	40	46
Preferred stock *	19	19
Common stock *	26	21
Other long-term investments	1	1
Total	$86	$87
* The Company employs an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains on other securities held at December 31, 2019 were $6 million. Net unrealized losses were $7 million at December 31, 2018 and immaterial at December 31, 2017.

Net realized gains and losses on other securities sold or redeemed are included in investment revenue and were immaterial during 2019, 2018, and 2017.
Other securities include equity securities and those securities for which the fair value option was elected.

9. Goodwill and Other Intangible Assets

GOODWILL

The carrying amount of goodwill totaled $1.4 billion at December 31, 2019 and 2018. We did not record any impairments to goodwill during 2019, 2018 and 2017.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2019
Customer relationships	$223	$(160)	$63
Trade names	220	—	220
VOBA	105	(71)	34
Licenses	25	—	25
Other	13	(12)	1
Total	$586	$(243)	$343

December 31, 2018
Customer relationships	$223	$(126)	$97
Trade names	220	—	220
VOBA	141	(99)	42
Licenses	28	—	28
Other	13	(12)	1
Total	$625	$(237)	$388
Amortization expense totaled $39 million in 2019, $43 million in 2018, and $52 million in 2017. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

(dollars in millions)	Estimated Aggregate Amortization Expense

2020	$37
2021	32
2022	3
2023	3
2024	3

During 2019, we wrote off the net carrying amount on our indefinite-lived insurance license intangibles and VOBA of $6 million in connection with the sale of our former insurance subsidiary, Merit Life Insurance Co. ("Merit"). During 2018, we recorded an impairment loss of $8 million on our indefinite-lived licenses in connection with the sale of our former insurance subsidiary, Yosemite Insurance Company ("Yosemite"). See Note 12 for further information on the sales.

10. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2019		December 31, 2018
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$17,040	$18,332	$15,006	$14,868
Junior subordinated debt	172	177	172	173
Total	$17,212	$18,509	$15,178	$15,041

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2019	2018	2017	2019	2018

Senior debt	5.90%	5.64%	5.73%	5.85%	5.89%
Junior subordinated debt	8.68	8.13	6.41	7.65	8.56
Total	5.93	5.66	5.74	5.87	5.92

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at December 31, 2019 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	2.31%-6.94%	5.38%-8.25%	3.74%

2020	$—	$1,000	$—	$1,000
2021	—	646	—	646
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024	—	1,300	—	1,300
2025-2067	—	4,399	350	4,749
Securitizations (c)	7,678	—	—	7,678
Total principal maturities	$7,678	$9,520	$350	$17,548

Total carrying amount	$7,643	$9,397	$172	$17,212
Debt issuance costs (d)	(30)	(85)	—	(115)
(a) Pursuant to the SFC Base Indenture, the SFC supplemental indentures and the SFC Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the SFC Unsecured Senior Notes and Junior Subordinated Debenture. The OMH guarantees of SFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at December 31, 2019. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.74% as of December 31, 2019.
(c) Securitizations have a stated maturity date but are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At December 31, 2019, there were no amounts drawn under our revolving conduit facilities. See Note 11 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $29 million at December 31, 2019 and are reported in “Other assets.”

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

REDEMPTION OF SFC'S 5.25% SENIOR NOTES DUE 2019

As a result of the February 2019 offering of the 6.125% SFC Notes due 2024 as described above, SFC issued a notice of redemption to redeem all of the outstanding principal amount of its 5.25% Senior Notes due 2019 (the "5.25% SFC Notes due 2019"). On March 25, 2019, SFC paid an aggregate amount of $706 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $21 million of net loss on the repurchases and repayments of debt for the year ended December 31, 2019.

REDEMPTION OF SFC'S 6.00% SENIOR NOTES DUE 2020

On March 15, 2019, SFC issued a notice of redemption of its 6.00% Senior Notes due 2020 (the "6.00% SFC Notes due 2020"). On April 15, 2019, SFC paid an aggregate amount of $317 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $11 million of net loss on repurchases and repayments of debt for the year ended December 31, 2019.

SFC’S 6.625% SENIOR NOTES DUE 2028 OFFERING

On May 9, 2019, SFC issued a total of $800 million aggregate principal amount of 6.625% Senior Notes due 2028 (the “6.625% SFC Notes due 2028”) under the SFC Senior Notes Indentures, as supplemented by the SFC Eighth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

SFC’S 5.375% SENIOR NOTES DUE 2029 OFFERING

On November 7, 2019, SFC issued a total of $750 million aggregate principal amount of 5.375% Senior Notes due 2029 (the “5.375% SFC Notes due 2029”) under the SFC Senior Notes Indentures, as supplemented by the SFC Ninth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

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

With the exception of SFC’s junior subordinated debenture, none of our debt agreements requires SFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty, may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of December 31, 2019, SFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, SFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by SFC. SFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 3.74% as of December 31, 2019. On December 30, 2013, OMH entered into a guaranty agreement whereby it agreed to fully and unconditionally guarantee, on a junior subordinated basis, the payment of principle of, premium (if any), and interest on the Junior Subordinated Debenture.

Pursuant to the terms of the Junior Subordinated Debenture, SFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the Junior Subordinated Debenture (and not make dividend payments) unless SFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the Junior Subordinated Debenture otherwise payable on the next interest payment date and pays such amount to the holders of the Junior Subordinated Debenture. A mandatory trigger event occurs if SFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters.

Based upon SFC’s financial results for the 12 months ended December 31, 2019, a mandatory trigger event did not occur with respect to the interest payment due in January of 2020, as SFC was in compliance with both required ratios discussed above.

OMFH Debt Agreements

On June 13, 2018, OMFH redeemed the remaining principal amount of the OMFH Notes due 2021 and received notice of satisfaction and discharge with respect to the OMFH Notes. As such, OMFH is no longer subject to the covenants or other terms of the OMFH Indenture or the OMFH Supplemental Indenture.

11. Variable Interest Entities

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

The asset-backed debt obligations issued by the VIEs are supported by the expected cash flows from the underlying finance receivables securing such debt obligations. Cash inflows from these finance receivables are distributed to repay the debt obligations and related service providers in accordance with each transaction’s contractual priority of payments, referred to as the “waterfall.” The holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying finance receivables securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. With respect to any asset-backed financing transaction that has multiple classes of debt obligations, substantially all cash inflows will be directed to the senior debt obligations until fully repaid and, thereafter, to the subordinate debt obligations on a sequential basis. We retain an interest and credit risk in these financing transactions through our ownership of the residual interest in each VIE and, in some cases, the most subordinate class of debt obligations issued by the VIE, which are the first to absorb credit losses on the finance receivables securing the debt obligations. In addition, with respect to each financing transaction that is subject to the risk retention requirements of Section 941 of the Dodd-Frank Act, we retain at least 5% of the economic interest in the credit risk of the securitized assets in satisfaction of the risk retention requirements. We expect that any credit losses in the pools of finance receivables securing the asset-backed debt obligations will likely be limited to our retained interests described above. We have no obligation to repurchase or replace qualified finance receivables that subsequently become delinquent or are otherwise in default.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)
December 31,	2019	2018

Assets
Cash and cash equivalents	$4	$2
Finance receivables - Personal loans	8,428	8,480
Allowance for finance receivable losses	340	444
Restricted cash and restricted cash equivalents	400	479
Other assets	29	26

Liabilities
Long-term debt	$7,643	$7,510
Other liabilities	15	14

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $326 million in 2019, $341 million in 2018, and $323 million in 2017.

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

REVOLVING CONDUIT FACILITIES

We had access to 14 conduit facilities with a total borrowing capacity of $7.1 billion as of December 31, 2019. Our conduit facilities’ revolving period end ranges from approximately one to three years. Principal balances of outstanding loans, if any, are due and payable in full ranging from approximately three to nine years as of December 31, 2019. Amounts drawn on these facilities are collateralized by our personal loans.

At December 31, 2019, no amounts were drawn under these facilities.

12. Insurance

As part of our continuing integration efforts in connection with the OneMain Acquisition, on March 7, 2019, we entered into a share purchase agreement to sell all of the issued and outstanding shares of our former insurance subsidiary, Merit. The transaction closed on December 31, 2019. We recorded a net gain of $9 million in other operating expenses in the fourth quarter of 2019. On May 29, 2018, we entered into a share purchase agreement to sell all of the issued and outstanding shares of our former insurance subsidiary, Yosemite. We recorded an impairment loss of $14 million on the transfer to held for sale in other operating expenses in the second quarter of 2018. The transaction closed in 2018.

INSURANCE RESERVES

Components of unearned insurance premium reserves, claim reserves and benefit reserves were as follows:

(dollars in millions)
December 31,	2019	2018

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$712	$583
Claim reserves	81	79
Subtotal (a)	793	662

Payable to third-party beneficiaries:
Unearned premium reserves	121	100
Benefit reserves	107	106
Claim reserves	18	17
Subtotal (b)	246	223

Non-finance receivable related:
Unearned premium reserves	74	77
Benefit reserves	311	364
Claim reserves	18	21
Subtotal (b)	403	462

Total	$1,442	$1,347
(a) Reported as a contra-asset to net finance receivables.
(b) Reported in insurance claims and policyholder liabilities.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $369 million and $319 million at December 31, 2019 and 2018, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $71 million and $74 million at December 31, 2019 and 2018, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

(dollars in millions)
At or for the Years Ended December 31,	2019	2018	2017

Balance at beginning of period	$117	$154	$158
Less reinsurance recoverables	(4)	(23)	(26)
Net balance at beginning of period	113	131	132
Additions for losses and loss adjustment expenses incurred to:
Current year	200	199	188
Prior years *	(15)	(10)	5
Total	185	189	193
Reductions for losses and loss adjustment expenses paid related to:
Current year	(121)	(118)	(115)
Prior years	(64)	(69)	(78)
Total	(185)	(187)	(193)
Foreign currency translation adjustment	—	(1)	(1)
Net balance at end of period	113	132	131
Plus reinsurance recoverables	4	4	23
Less transfer of reserves	—	(19)	—
Balance at end of period	$117	$117	$154
* Reflects (i) a redundancy in the prior years’ net reserves of $15 million at December 31, 2019, primarily due to favorable development of credit life, disability, and unemployment claims during the year, (ii) a redundancy in the prior years’ net reserves of $10 million at December 31, 2018, primarily due to a favorable development of credit life, disability, and unemployment claims during the year, and (iii) a shortfall in the prior years’ net reserves of $5 million at December 31, 2017, primarily due to an unfavorable development on previously disclosed property and casualty policies and an unfavorable development on certain assumed credit disability policies.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2019, were as follows:

	Years Ended December 31,					At December 31, 2019
(dollars in millions)	2015 (a)	2016 (a)	2017 (a)	2018 (a)	2019	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2015	$138	$129	$129	$126	$125	$—	52,555	2.8%
2016	—	138	135	133	131	2	51,654	2.8%
2017	—	—	136	129	125	7	44,341	2.4%
2018	—	—	—	145	134	19	41,487	2.1%
2019	—	—	—	—	152	67	35,825	1.9%
Total					$667
(a) Unaudited.
(b) Includes expected development on reported claims.
(c) Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2019, were as follows:

	Years Ended December 31,
(dollars in millions)	2015 *	2016 *	2017*	2018*	2019
Credit Insurance
Accident Year
2015	$68	$106	$117	$123	$125
2016	—	74	113	124	129
2017	—	—	75	108	117
2018	—	—	—	81	114
2019	—	—	—	—	86
Total					$571

All outstanding liabilities before 2015, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$96
* Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2019	2018*	2017*

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$96	$94	$90
Other short-duration insurance lines	3	2	22
Total	99	96	112

Reinsurance recoverable on unpaid claims:
Other short-duration insurance lines	—	—	20

Insurance lines other than short-duration	18	21	22
Total gross liability for unpaid claims and claim adjustment expense	$117	$117	$154
* Unaudited.

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure.

There have been no significant changes in methodologies or assumptions during 2019.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2019, were as follows:

Years	1	2	3	4	5
Credit insurance	57.4%	27.9%	8.3%	4.4%	1.4%

STATUTORY ACCOUNTING

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Department of Insurance ("DOI") which is a comprehensive basis of accounting other than GAAP. The primary differences between statutory accounting practices and GAAP are that under statutory accounting, policy acquisition costs are expensed as incurred, policyholder liabilities are generally valued using prescribed actuarial assumptions, and certain investment securities are reported at amortized cost. We are not required and did not apply purchase accounting to the insurance subsidiaries on a statutory basis.

Statutory net income for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Property and casualty:
Yosemite	$—	$—	$19
Triton	16	18	31

Life and health:
Merit	$—	$53	$37
AHL	56	32	34

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2019	2018

Property and casualty:
Triton	$144	$113

Life and health:
Merit	$—	$94
AHL	192	129

Our insurance companies are also subject to risk-based capital requirements adopted by the Texas DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2019 and 2018, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

DIVIDEND RESTRICTIONS

Our insurance subsidiaries are subject to domiciliary state regulations that limit their ability to pay dividends. Merit and Yosemite were domiciled in Indiana, with Merit redomesticating to Texas on January 28, 2019. AHL and Triton are domiciled in Texas. State law restricts the amounts that our insurance subsidiaries may pay as dividends without prior notice to the state of domicile DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the state of domicile DOI. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the state of domicile DOI. These approved dividends are called “extraordinary dividends.” During 2018, ordinary dividends of $34 million and $37 million were paid by AHL and Merit, respectively. There were no ordinary dividends paid by any of our insurance subsidiaries during 2019 or 2017.

Extraordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

AHL	$—	$—	$111
Triton	—	70	—
Merit	140	—	90
Yosemite	—	42	35

13. Capital Stock and Earnings Per Share (OMH Only)

CAPITAL STOCK

OMH has two classes of authorized capital stock: preferred stock and common stock. SFC has two classes of authorized capital stock: special stock and common stock. OMH and SFC may issue preferred stock and special stock, respectively, in one or more series. The OMH Board of Directors and the SFC Board of Directors determine the dividend, liquidation, redemption, conversion, voting, and other rights prior to issuance.

Par value and shares authorized at December 31, 2019 were as follows:

	OMH		SFC
	Preferred Stock *	Common Stock	Special Stock	Common Stock

Par value	$0.01	$0.01	$—	$0.50
Shares authorized	300,000,000	2,000,000,000	25,000,000	25,000,000
* No shares of OMH preferred stock or SFC special stock were issued and outstanding at December 31, 2019 or 2018.

Changes in OMH shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2019	2018	2017

Balance at beginning of period	135,832,278	135,349,638	134,867,868
Common shares issued	268,878	482,640	481,770
Balance at end of period	136,101,156	135,832,278	135,349,638

SFC shares issued and outstanding were as follows:

	Special Stock		Common Stock
	2019	2018	2019	2018

Shares issued and outstanding	—	—	10,160,021	10,160,021

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2019	2018	2017

Numerator (basic and diluted):
Net income	$855	$447	$183
Denominator:
Weighted average number of shares outstanding (basic)	136,070,837	135,702,989	135,249,314
Effect of dilutive securities *	256,074	331,154	429,677
Weighted average number of shares outstanding (diluted)	136,326,911	136,034,143	135,678,991
Earnings per share:
Basic	$6.28	$3.29	$1.35
Diluted	$6.27	$3.29	$1.35
* We have excluded the following shares in the diluted earnings per share calculation for 2019, 2018, and 2017 because these shares would be anti-dilutive, which could impact the earnings per share calculation in the future:

Years Ended December 31,	2019	2018	2017
Performance-based shares	173,944	40,593	59,863
Service-based shares	97,011	246,913	674,472

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of potentially dilutive shares outstanding during the period using the treasury stock method. The potentially dilutive shares represent outstanding unvested restricted stock units ("RSUs") and restricted stock awards ("RSAs").

14. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2019
Balance at beginning of period	$(28)	$(3)	$(3)	$(34)
Other comprehensive income before reclassifications	68	6	3	77
Reclassification adjustments from accumulated other comprehensive income	1	—	—	1
Balance at end of period	$41	$3	$—	$44

Year Ended December 31, 2018
Balance at beginning of period	$4	$4	$3	$11
Other comprehensive loss before reclassifications	(35)	(4)	(9)	(48)
Reclassification adjustments from accumulated other comprehensive income	1	—	—	1
Impact of AOCI reclassification due to the Tax Act	2	(3)	3	2
Balance at end of period	$(28)	$(3)	$(3)	$(34)

Year Ended December 31, 2017
Balance at beginning of period	$(1)	$(4)	$(1)	$(6)
Other comprehensive income before reclassifications	14	9	4	27
Reclassification adjustments from accumulated other comprehensive loss	(9)	(1)	—	(10)
Balance at end of period	$4	$4	$3	$11

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Unrealized gains (losses) on available-for-sale securities:
Reclassification from accumulated other comprehensive income (loss) to investment revenues, before taxes	$(1)	$(2)	$14
Income tax effect	—	1	(5)
Reclassification from accumulated other comprehensive income (loss) to investment revenues, net of taxes	(1)	(1)	9
Unrealized gains (losses) on retirement plan liabilities:
Reclassification from accumulated other comprehensive income (loss) to retirement plan liabilities adjustments, before taxes	$—	$—	$2
Income tax effect	—	—	(1)
Reclassification from accumulated other comprehensive income (loss) to retirement plan liabilities adjustments, net of taxes	—	—	1
Total	$(1)	$(1)	$10

15. Income Taxes

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

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2019, the Company had no undistributed foreign earnings.

Components of income before income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Income before income tax expense - U.S. operations	$1,082	$610	$416
Income before income tax expense - foreign operations	16	14	15
Total	$1,098	$624	$431

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Current:
Federal	$205	$131	$208
Foreign	3	3	2
State	34	20	8
Total current	242	154	218

Deferred:
Federal	15	15	18
State	(14)	8	12
Total deferred	1	23	30
Total	$243	$177	$248

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands.

OMH's reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2019	2018	2017

Statutory federal income tax rate	21.00%	21.00%	35.00%

State income taxes, net of federal	3.49	3.65	2.86
Change in valuation allowance	(2.07)	—	—
Nondeductible compensation	0.13	3.85	—
Excess tax expense on share-based compensation	0.04	0.02	0.41
Impact of Tax Act	—	—	18.65
Other, net	(0.43)	(0.15)	0.55
Effective income tax rate	22.16%	28.37%	57.47%

SFC's reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2019	2018	2017

Statutory federal income tax rate	21.00%	21.00%	35.00%

State income taxes, net of federal	3.49	3.68	2.63
Change in valuation allowance	(2.06)	—	—
Nondeductible compensation	0.13	3.73	—
Excess tax expense on share-based compensation	0.04	0.02	0.33
Return to provision adjustment	0.08	—	0.81
Impact of Tax Act	—	—	21.69
Other, net	(0.41)	(0.08)	1.09
Effective income tax rate	22.27%	28.35%	61.55%
The lower effective income tax rate in 2019 as compared to 2018 is primarily due to the release of the valuation allowance against certain state deferred taxes in 2019 and the effect of discrete tax expense for the non-deductible compensation expense in 2018. The lower effective income tax rate in 2018 as compared to 2017 is primarily due to the lower federal statutory rate of 21% in 2018 and the recognition of the impact of the Tax Act which increased our 2017 effective tax rate by 18.65%. As a result of the Tax Act, we recognized an $81 million tax charge in 2017. This charge is primarily the result of the lower corporate tax rate, which required us to remeasure our net deferred tax asset to reflect the lower corporate tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2019	2018	2017

Balance at beginning of year	$17	$15	$16
Increases in tax positions for current years	2	—	1
Increases in tax positions for prior years	2	8	—
Lapse in statute of limitations	(3)	(6)	(2)
Settlements with tax authorities	(6)	—	—
Balance at end of year	$12	$17	$15

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest and penalties related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

We are currently under examination of our U.S. federal tax return for the years 2014 to 2016 by the IRS. We are also under examination of various states for the years 2011 to 2018. Management believes it has adequately provided for taxes for such years.

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2019	2018*

Deferred tax assets:
Allowance for loan losses	$210	$191
Net operating losses and tax credits	33	36
Insurance reserves	31	8
Pension/employee benefits	16	22
Mark-to-market	10	35
Tax interest adjustment	7	19
Acquisition costs	6	7
Fair value of equity and securities investments	—	8
Other	9	15
Total	$322	$341

Deferred tax liabilities:
Goodwill	$97	$75
Debt fair value adjustment	52	56
Deferred loan fees	19	21
Fair value of equity and securities investments	12	—
Fixed assets	8	8
Discount - debt exchange	5	9
Other	4	2
Total	$197	$171

Net deferred tax assets before valuation allowance	$125	$170
Valuation allowance	(21)	(41)
Net deferred tax assets	$104	$129
* To conform to the 2019 presentation, we reclassified certain items in the prior period.

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets. The decrease in net deferred tax asset of $25 million was mainly attributable to the favorable movement of mark-to-market basis difference on our loan receivables and tax amortization of goodwill which was partly offset by the increase of loan loss reserve.

At December 31, 2019, we had state net operating loss carryforwards of $551 million, compared to $626 million at December 31, 2018. The state net operating loss carryforwards mostly expire between 2025 and 2039, except for some states which conform to the federal rules for indefinite carryforward. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit, of $18 million and $38 million at December 31, 2019 and 2018, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized. During 2019, we released $23 million of valuation allowance against certain state deferred tax assets. This release was primarily due to the impact of our ongoing legal entity simplification project, in which we consolidated our various operating subsidiaries, and continued earnings growth.

16. Leases and Contingencies

LEASES

As described in Note 4, we have adopted ASU 2016-02, Leases, as of January 1, 2019, using the optional transition approach. As a result of this election, the prior periods presented have not been adjusted.

Our operating leases primarily consist of leased office space, automobiles, and information technology equipment and have remaining lease terms of one year to ten years.

At December 31, 2019, our operating right-of-use asset balance was $163 million, and our operating lease liability balance was $176 million. Our operating lease costs totaled $61 million, and our variable lease costs totaled $16 million for the year ended December 31, 2019. Our sublease income was immaterial for 2019.

At December 31, 2019, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2020	$62
2021	52
2022	39
2023	23
2024	13
Thereafter	11
Total lease payments	200
Imputed interest	(24)
Total	$176

Weighted Average Remaining Lease Term	3.8 years
Weighted Average Discount Rate	3.78%

As of December 31, 2018, under ASC 840, Leases, annual rental commitments for leased office space, automobiles and information technology equipment accounted for as operating leases, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Lease Commitments

2019	$60
2020	50
2021	37
2022	26
2023	12
2024+	12
Total	$197

Rental expense totaled $74 million in 2018 and $79 million in 2017.

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

Federal Securities Class Action (OMH only)

On February 10, 2017, a putative class action lawsuit, Galestan v. OneMain Holdings, Inc., et al., was filed in the U.S. District Court for the Southern District of New York, naming as defendants OMH and two of its officers. The lawsuit alleged violations of the Exchange Act for allegedly making materially misleading statements and/or omitting material information concerning alleged integration issues after the OneMain Acquisition in November 2015, and was filed on behalf of a putative class of persons who purchased or otherwise acquired OMH’s common stock between February 25, 2016 and November 7, 2016. The complaint sought an award of unspecified compensatory damages, an award of interest, reasonable attorney’s fees, expert fees and other costs, and equitable relief as the court may deem just and proper. On April 23, 2019, the parties executed a settlement agreement, which received final approval from the Court on August 9, 2019. Pursuant to the settlement agreement, the action was dismissed with prejudice. The settlement contained no admission of liability by OMH and the other defendants.

17. Retirement Benefit Plans

DEFINED CONTRIBUTION PLAN

The Company sponsors a voluntary defined contribution plan to eligible employees of the Company.

OneMain 401(k) Plan

The OneMain 401(k) Plan (the "401(k) Plan"), previously known as the Springleaf Financial Services 401(k) Plan, provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees for 2019, 2018, and 2017. The salaries and benefits expense associated with this plan was $17 million in 2019 and 2018, and $16 million in 2017.

In addition, the Company may make a discretionary profit sharing contribution to the 401(k) Plan. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In no event, however, will the discretionary profit sharing contribution exceed 4% of annual pay. The Company did not make any discretionary profit sharing contributions to the 401(k) Plan in 2019, 2018, or 2017.

DEFINED BENEFIT PLANS

Springleaf Financial Services Retirement Plan

The Springleaf Financial Services Retirement Plan (the “Springleaf Retirement Plan”) is a qualified non-contributory defined benefit plan which is subject to the provisions of ERISA. Effective December 31, 2012, the Springleaf Retirement Plan was frozen with respect to both benefits accruals and new participation. U.S. salaried employees who were employed by a participating company, had attained age 21, and completed twelve months of continuous service were eligible to participate in the plan. Employees generally vested after 5 years of service. Prior to January 1, 2013, unreduced benefits were paid to retirees at normal retirement (age 65) and were based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Our current and former employees will not lose any vested benefits in the Springleaf Retirement Plan that accrued prior to January 1, 2013.

CommoLoCo Retirement Plan

The CommoLoCo Retirement Plan is a qualified non-contributory defined benefit plan which is subject to the provisions of ERISA and the Puerto Rico tax code. Effective December 31, 2012, the CommoLoCo Retirement Plan was frozen. Puerto Rican residents employed by CommoLoCo, Inc., our Puerto Rican subsidiary, who had attained age 21 and completed one year of service were eligible to participate in the plan. Our former employees in Puerto Rico will not lose any vested benefits in the CommoLoCo Retirement Plan that accrued prior to January 1, 2013.

Unfunded Defined Benefit Plans

We sponsor unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by our other retirement plans. These include: (i) the Springleaf Financial Services Excess Retirement Income Plan (the "Excess Retirement Income Plan"), which provides a benefit equal to the reduction in benefits payable to certain employees under our qualified retirement plan as a result of federal tax limitations on compensation and benefits payable; and (ii) the Supplemental Executive Retirement Plan ("SERP"), which provides additional retirement benefits to designated executives. Benefits under the Excess Retirement Income Plan were frozen as of December 31, 2012, and benefits under the SERP were frozen at the end of August 2004.

OBLIGATIONS AND FUNDED STATUS

The following table presents the funded status of the defined benefit pension plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation.

(dollars in millions)	Pension *
At or for the Years Ended December 31,	2019	2018	2017

Projected benefit obligation, beginning of period	$320	$354	$385
Interest cost	12	11	13
Actuarial loss (gain)	47	(30)	17
Benefits paid:
Plan assets	(15)	(15)	(14)
Settlement	—	—	(47)
Projected benefit obligation, end of period	364	320	354

Fair value of plan assets, beginning of period	308	341	354
Actual return on plan assets, net of expenses	69	(19)	47
Company contributions	1	1	1
Benefits paid:
Plan assets	(15)	(15)	(14)
Settlement	—	—	(47)
Fair value of plan assets, end of period	363	308	341
Funded status, end of period	$(1)	$(12)	$(13)

Other liabilities recognized in the consolidated balance sheet	$(1)	$(12)	$(13)

Pretax net gain (loss) recognized in accumulated other comprehensive income (loss)	$4	$(3)	$4
*Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $10 million, $9 million and $10 million at December 31, 2019, 2018 and 2017, respectively.

Defined benefit pension plan obligations in which the PBO was in excess of the related plan assets and the ABO was in excess of the related plan assets were as follows:

(dollars in millions)	PBO and ABO Exceeds Fair Value of Plan Assets
December 31,	2019	2018

Projected benefit obligation	$364	$320
Accumulated benefit obligation	364	320
Fair value of plan assets	363	308

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)	Pension
Years Ended December 31,	2019	2018	2017

Components of net periodic benefit cost:
Interest cost	$12	$11	$13
Expected return on assets	(15)	(18)	(18)
Settlement gain	—	—	(2)
Net periodic benefit cost	(3)	(7)	(7)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	(7)	7	(12)
Amortization of net actuarial gain (loss)	—	—	2
Total recognized in other comprehensive income or loss	(7)	7	(10)

Total recognized in net periodic benefit cost and other comprehensive income	$(10)	$—	$(17)

We have estimated the net loss that will be amortized from accumulated other comprehensive income or loss into net periodic benefit cost over the next fiscal year will be immaterial for our combined defined benefit pension plans.

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension
December 31,	2019	2018

Projected benefit obligation:
Discount rate	3.08%	4.12%

Net periodic benefit costs:
Discount rate	4.12%	3.49%
Expected long-term rate of return on plan assets	5.03%	5.27%

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted FTSE Pension Discount Curve (formerly the Citigroup Pension Discount Curve) at December 31, 2019 and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

At December 31, 2019, the actual asset allocation for the primary asset classes was 95% in fixed income securities, 4% in equity securities, and 1% in cash and cash equivalents. The 2020 target asset allocation for the primary asset classes is 94% in fixed income securities and 6% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 5.0% for the Springleaf Retirement Plan and 5.8% for the CommoLoCo Retirement Plan for 2019. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2019 are as follows:

(dollars in millions)	Pension

2020	$16
2021	16
2022	16
2023	17
2024	17
2025-2029	89

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

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2019
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S.	1	—	—	1
International (a)	1	—	—	1
Fixed income securities:
U.S. investment grade (b)	49	290	—	339
U.S. high yield (c)	—	5	—	5
Total	$54	$295	$—	$349
Investments measured at NAV (d)				14
Total investments at fair value				$363

December 31, 2018
Assets:
Cash and cash equivalents	$4	$—	$—	$4
Equity securities:
U.S. (e)	—	7	—	7
International (a)	—	6	—	6
Fixed income securities:
U.S. investment grade (b)	—	287	—	287
U.S. high yield (c)	—	4	—	4
Total	$4	$304	$—	$308
(a) Includes investment mutual funds in companies in emerging and developed markets.

(b) Includes investment mutual funds in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(c) Includes investment mutual funds in securities or debt obligations that have a rating below investment grade.

(d) We have elected the practical expedient to exclude certain investments that were measured at net asset value ("NAV") per share (or equivalent) from the fair value hierarchy.

(e) Includes index mutual funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in small cap and large cap companies.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

18. Share-Based Compensation

ONEMAIN HOLDINGS, INC. AMENDED AND RESTATED 2013 OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan (the "Omnibus Plan"), which was effective as of May 25, 2016, under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants. The amendment and restatement of the Omnibus Plan (i) extended the term of the Omnibus Plan from October 2023 to May 2026 and (ii) limited the number of cash-settled and equity-based awards under the Omnibus Plan valued at more than $500,000 to non-employee directors during the calendar year.

As of December 31, 2019, 13,303,988 shares of common stock were reserved for issuance under the Omnibus Plan, including 659,628 shares subject to outstanding equity awards. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs, RSAs, stock appreciation rights, and other stock-based awards and cash awards.

During 2019, OMH amended certain cash-settled and equity-based award agreements, to provide for the right to accrue cash dividend equivalents. Approximately 450 employees were affected by the amendments and the share-based compensation expense recognized as a result of amending the awards was immaterial during 2019.

Total share-based compensation expense, net of forfeitures, for all equity-based awards totaled $13 million, $21 million, and $17 million during 2019, 2018, and 2017, respectively. The total income tax benefit recognized for stock-based compensation was $3 million in 2019 and $6 million in 2018 and 2017. As of December 31, 2019, there was total unrecognized compensation expense of $10 million related to unvested stock-based awards that are expected to be recognized over a weighted average period of one year.

Service-based Awards

In connection with the initial public offering on October 16, 2013 and subsequent to the offering, OMH has granted service-based RSUs and RSAs to certain of our non-employee directors, executives and employees. The RSUs are granted with varying service terms of one year to four years and do not provide the holders with any rights as shareholders, except with respect to dividend equivalents. As of December 31, 2019, OMH had no outstanding RSAs. The grant date fair value for RSUs and RSAs is generally the closing market price of OMH’s common stock on the date of the award.

Expense for service-based awards is amortized on a straight-line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2019, 2018, and 2017 was $30.10, $31.55, and $27.85, respectively. The total fair value of service-based awards that vested during 2019, 2018, and 2017 was $12 million, $23 million, and $18 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2019	694,592	$37.70
Granted	309,243	30.10
Vested	(317,755)	37.55
Forfeited	(217,066)	33.96
Unvested at December 31, 2019	469,014	34.52	1.01

Performance-based Awards

During 2019, 2018 and 2017, OMH awarded certain executives performance-based awards that may be earned based on the financial performance of OMH. These awards are subject to the achievement of performance goals during a one-year period or a cumulative three-year period. The awards are considered earned after the attainment of the performance goal, that occurs after the performance period when results have been evaluated and approved by the committee of the OMH Board of Directors, which oversees OMH's compensation programs (the "Compensation Committee"), and vest according to their certain terms and conditions.

The fair value for all performance-based awards is based on the closing market price of OMH's stock on the date of the award.

Expense for performance-based awards is recognized over the requisite service period when it is probable that the performance goals will be achieved and is based on the total number of units expected to vest. Expense for awards with graded vesting is recognized under the accelerated method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. If minimum targets are not achieved by the end of the respective performance periods, all unvested shares related to those targets will be forfeited and canceled, and all expense recognized to that date is reversed.

The weighted average grant date fair value of performance-based awards issued in 2019 was $31.86. The weighted average grant date fair value of performance-based awards issued in 2018 and 2017 was $24.98. The total fair value of performance-based awards that vested during 2019, 2018, and 2017 was $3 million, $3 million, and $2 million, respectively.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2019	143,734	$26.40
Granted	336,885	31.86
Vested	(121,754)	27.60
Forfeited	(168,251)	31.18
Unvested at December 31, 2019	190,614	31.05	2.18

Cash-settled Stock-based Awards

OMH has granted cash-settled stock-based awards to certain of our executives. These awards are granted with vesting conditions relating to the trading price of OMH's common stock and the portion of OMH's common stock owned by stockholders other than the Apollo-Värde Group, and certain other terms and conditions. The awards provide for the right to accrue cash dividend equivalents. Upon achievement, these awards would be settled in cash. The grant date fair value of the cash-settled stock-based awards was zero because the satisfaction of the required event-based performance conditions were not considered probable as of the grant dates. Vesting of the cash-settled stock-based awards was not considered probable as of December 31, 2019.

INCENTIVE UNITS

SFH Incentive Units

In connection with the sale of OMH's common stock by SFH in 2018, as described in Note 1 of the Notes to the Consolidated Financial Statements, certain of the specified thresholds were satisfied. In accordance with ASC 710, Compensation-General, we recorded non-cash incentive compensation expense of $106 million related to the Apollo-Värde Transaction and $4 million related to the AIG Share Sale Transaction with a capital contribution offset. Under both of these transactions, the impacts to the Company were non-cash, equity neutral, and not tax deductible. No expense was recognized for these awards during 2019 or 2017.

19. Segment Information

At December 31, 2019, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of (i) our liquidating SpringCastle Portfolio servicing activity and (ii) our non-originating legacy operations, which include our liquidating real estate loans and liquidating retail sales finance receivables. Previously, the servicing revenues and related expenses from the SpringCastle Portfolio were presented as a distinct reporting and operating segment, Acquisitions and Servicing (“A&S”). However, due to the continued decline in servicing revenues and related expenses, management no longer views the servicing activity from the SpringCastle Portfolio as a separate reportable segment. Therefore, we are now including A&S in Other. We have revised our prior period segment disclosures to conform to this new alignment.

The accounting policies of the C&I segment are the same as those disclosed in Note 3, except as described below.

Due to the nature of the OneMain Acquisition and the Fortress Acquisition, we applied purchase accounting. However, we report the operating results of C&I and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for certain costs, primarily interest expense and other expenses, to reflect the manner in which we assess our business results and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables and long-term debt at acquisition, as well as the amortization/accretion in future periods).

We allocate revenues and expenses on a Segment Accounting Basis to the C&I segment and Other using the following methodologies:

Interest income	Directly correlated to C&I segment and Other.
Interest expense
C&I and Other - The Company has secured and unsecured debt. The Company first allocates interest expense to its C&I segment based on actual expense for secured debt. Interest expense for unsecured debt is recorded to the C&I segment using a weighted average interest rate applied to allocated average unsecured debt.

Total average unsecured debt is allocated as follows:
● Other - at 100% of asset base. (Asset base represents the average net finance receivables including finance receivables held for sale); and
● C&I - receives remainder of unallocated average debt.
Provision for finance receivable losses	Directly correlated to the C&I segment and Other.
Other revenues	Directly correlated to the C&I segment and Other.
Other expenses	Salaries and benefits - Directly correlated to C&I segment and Other. Other salaries and benefits not directly correlated with the C&I segment and Other are allocated based on services provided.
Other operating expenses - Directly correlated to the C&I segment and Other. Other operating expenses not directly correlated to the C&I segment and Other are allocated based on services provided.
Insurance policy benefits and claims - Directly correlated to the C&I segment.
Acquisition-related transaction and integration expenses - Consist of: (i) acquisition-related transaction and integration costs related to the OneMain Acquisition, including legal and other professional fees, which we primarily report in Other, as these are costs related to acquiring the business as opposed to operating the business; (ii) software termination costs, which are allocated to Consumer and Insurance; and (iii) incentive compensation incurred above and beyond expected cost from acquiring and retaining talent in relation to the OneMain Acquisition, which are allocated to C&I segment and Other based on services provided.

The "Segment to GAAP Adjustment” column in the following tables primarily consists of:
•Interest income - reverses the impact of premiums/discounts on purchased finance receivables and the interest income recognition under guidance in ASC 310-20, Nonrefundable Fees and Other Costs, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and reestablishes interest income recognition on a historical cost basis;
•Interest expense - reverses the impact of premiums/discounts on acquired long-term debt and reestablishes interest expense recognition on a historical cost basis;
•Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis and reverses the impact of recognition of net charge-offs on purchased credit impaired finance receivables and reestablishes the net charge-offs on a historical cost basis;
•Other revenues - reestablishes the historical cost basis of mark-to-market adjustments on finance receivables held for sale and on realized gains/losses associated with our investment portfolio;
•Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets, including amortization of other historical deferred costs and the amortization of purchased software assets on a historical cost basis; and
•Assets - revalues assets based on their fair values at the effective date of the OneMain Acquisition and the Fortress Acquisition.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2019
Interest income	$4,114	$9	$4	$4,127
Interest expense	947	5	18	970
Provision for finance receivable losses	1,105	—	24	1,129
Net interest income after provision for finance receivable losses	2,062	4	(38)	2,028
Other revenues *	600	32	(10)	622
Other expenses	1,494	39	19	1,552
Income (loss) before income tax expense (benefit)	$1,168	$(3)	$(67)	$1,098

Assets	$20,705	$77	$2,035	$22,817

At or for the Year Ended December 31, 2018
Interest income	$3,677	$17	$(36)	$3,658
Interest expense	844	17	14	875
Provision for finance receivable losses	1,047	(5)	6	1,048
Net interest income after provision for finance receivable losses	1,786	5	(56)	1,735
Other revenues *	495	27	52	574
Other expenses	1,494	163	28	1,685
Income (loss) before income tax expense (benefit)	$787	$(131)	$(32)	$624

Assets	$17,893	$120	$2,077	$20,090

At or for the December 31, 2017
Interest income	$3,305	$23	$(132)	$3,196
Interest expense	765	21	30	816
Provision for finance receivable losses	963	7	(15)	955
Net interest income after provision for finance receivable losses	1,577	(5)	(147)	1,425
Other revenues	547	45	(32)	560
Other expenses	1,448	80	26	1,554
Income (loss) before income tax expense (benefit)	$676	$(40)	$(205)	$431

Assets	$16,955	$293	$2,185	$19,433
* Other revenue in Other includes the gains on the February 2019 Real Estate Loan Sale and the December 2018 Real Estate Loan Sale as well as the impairment adjustments on the remaining loans in held for sale in 2019 and 2018, respectively.

20. Fair Value Measurements

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2019
Assets
Cash and cash equivalents	$1,159	$68	$—	$1,227	$1,227
Investment securities	45	1,835	4	1,884	1,884
Net finance receivables, less allowance for finance receivable losses	—	—	19,319	19,319	17,560
Finance receivables held for sale	—	—	74	74	64
Restricted cash and restricted cash equivalents	405	—	—	405	405
Other assets *	—	—	10	10	10

Liabilities
Long-term debt	$—	$18,509	$—	$18,509	$17,212

December 31, 2018
Assets
Cash and cash equivalents	$618	$61	$—	$679	$679
Investment securities	34	1,655	5	1,694	1,694
Net finance receivables, less allowance for finance receivable losses	—	—	16,734	16,734	15,433
Finance receivables held for sale	—	—	103	103	103
Restricted cash and restricted cash equivalents	499	—	—	499	499
Other assets *	—	1	15	16	16

Liabilities
Long-term debt	$—	$15,041	$—	$15,041	$15,178
*Other assets at December 31, 2019 and December 31, 2018 include miscellaneous receivables related to our liquidating loan portfolios.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3 *

December 31, 2019
Assets
Cash equivalents in mutual funds	$775	$—	$—	$775
Cash equivalents in securities	—	68	—	68
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Commercial paper	—	91	—	91
Non-U.S. government and government sponsored entities	—	147	—	147
Corporate debt	5	1,093	—	1,098
RMBS	—	217	—	217
CMBS	—	57	—	57
CDO/ABS	—	85	—	85
Total available-for-sale securities	5	1,793	—	1,798
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	23	1	24
RMBS	—	1	—	1
CDO/ABS	—	12	2	14
Total bonds	—	37	3	40
Preferred stock	14	5	—	19
Common stock	26	—	—	26
Other long-term investments	—	—	1	1
Total other securities	40	42	4	86
Total investment securities	45	1,835	4	1,884
Restricted cash in mutual funds	403	—	—	403
Total	$1,223	$1,903	$4	$3,130
*Due to the insignificant activity within the Level 3 assets during 2019, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

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
*Due to the insignificant activity within the Level 3 assets during 2018, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Assets measured at fair value on a non-recurring basis on which we recorded impairment charges were as follows:

	Fair Value Measurements Using *				Impairment Charges
(dollars in millions)	Level 1	Level 2	Level 3	Total

At or for the Year Ended December 31, 2019
Assets
Finance receivables held for sale	$—	$—	$64	$64	$3
Real estate owned	—	—	6	6	3

At or for the Year Ended December 31, 2018
Assets
Finance receivables held for sale	$—	$—	$103	$103	$16
Real estate owned	—	—	6	6	3
*The fair value information presented in the table is as of the date the fair value adjustment was recorded.

We wrote down finance receivables held for sale to their fair value during 2019 and 2018 and recorded the impairment in other revenues. See Note 7 regarding the impairment losses recorded on the February 2019 and the December 2018 Real Estate Loan Sales. The fair values of real estate owned disclosed in the table above are unadjusted for transaction costs as required by the authoritative guidance for fair value measurements. The amounts of real estate owned recorded in other assets are net of transaction costs as required by the authoritative guidance for accounting for the impairment of long-lived assets.

The inputs and quantitative data used in our Level 3 valuations for our real estate owned are unobservable primarily due to the unique nature of specific real estate assets. Therefore, we used independent third party providers, familiar with local markets, to determine the values used for fair value disclosures without adjustment.

Quantitative information about Level 3 inputs for our assets measured at fair value on a non-recurring basis at December 31, 2019 and 2018 was as follows:

			December 31, 2019		December 31, 2018
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average	Range	Weighted Average
Finance receivables held for sale	Income approach	Discount Rate	4.17% - 8.50%	6.36%	4.23% - 8.00%	5.72%
		Default Rate	15.00% - 65.00%	36.36%	13.50% - 70.00%	43.13%
Real estate owned	Market approach	Third Party Valuation	*	*	*	*
*We applied the third-party exception which allows us to omit certain quantitative disclosures about unobservable inputs for the assets measured at fair value on a non-recurring basis included in the table above. As a result, the weighted average ranges of the inputs for these assets are not applicable.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

Cash equivalents in mutual funds include positions in money market funds with weighted average maturity of less than 90 days. Money market funds are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are categorized as Level 1 within the fair value table.

Cash equivalents in securities includes highly liquid investments with a maturity of less than 90 days at purchase. The carrying amount of these cash equivalents approximates fair value due to the short time between the purchase and expected maturity of these securities. Cash equivalents in securities are categorized as Level 2 within the fair value table.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2019, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

21. Selected Quarterly Financial Data (Unaudited)

OMH's selected quarterly financial data for 2019 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$1,107	$1,065	$1,000	$956
Interest expense	252	244	238	236
Provision for finance receivable losses	293	282	268	286
Net interest income after provision	562	539	494	434
Other revenues	162	156	156	148
Other expenses	380	398	394	380
Income before income taxes	344	297	256	202
Income taxes	83	49	62	50
Net income	$261	$248	$194	$152

Earnings per share:
Basic	$1.92	$1.82	$1.43	$1.12
Diluted	1.91	1.82	1.42	1.11
Note: Year-to-Date may not sum due to rounding

OMH's selected quarterly financial data for 2018 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$958	$933	$905	$862
Interest expense	229	227	220	200
Provision for finance receivable losses	278	256	260	254
Net interest income after provision	451	450	425	408
Other revenues	153	144	140	137
Other expenses	390	395	522	377
Income before income taxes	214	199	43	168
Income taxes	46	51	36	44
Net income	$168	$148	$7	$124

Earnings per share:
Basic	$1.24	$1.09	$0.05	$0.91
Diluted	1.24	1.09	0.05	0.91
Note: Year-to-Date may not sum due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

CONTROLS AND PROCEDURES OF ONEMAIN HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information OMH is required to disclose in reports that OMH files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2019, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of December 31, 2019 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMH's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMH's management concluded that OMH's internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements as of December 31, 2019 included in this Annual Report on Form 10-K, has also audited the effectiveness of OMH's internal control over financial reporting as of December 31, 2019. The Report of Independent Registered Public Accounting Firm is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

CONTROLS AND PROCEDURES OF SPRINGLEAF FINANCE CORPORATION

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information SFC is required to disclose in reports that SFC files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2019, SFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of SFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that SFC's disclosure controls and procedures were effective as of December 31, 2019 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

SFC's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, SFC's management concluded that SFC's internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in SFC's internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, SFC's internal control over financial reporting.

Item 9B. Other Information.

Apollo-Värde Group Margin Loan Agreements

As of December 16, 2019, the Apollo-Värde Group informed OMH that it has undertaken to pledge all of its 54,937,500 shares of OMH’s common stock pursuant to margin loan agreements and related documentation on a non-recourse basis. The Apollo-Värde Group further informed OMH that the loan to value ratio in connection with the loans on January 30, 2020 was equal to approximately 21.45%. The Apollo-Värde Group informed OMH that the margin loan agreements contain customary default provisions, and in the event of an event of default under the loan agreements, the lenders thereunder may foreclose upon any and all shares of OMH’s common stock pledged to them.

When the margin loan agreements were entered into, OMH delivered letter agreements to the lenders in which it has, among other things, made certain representations and warranties and has agreed, subject to certain exceptions, not to take any actions that are intended to hinder or delay the exercise of any remedies by the secured parties under the margin loan agreements and related documentation. Except for the foregoing, OMH is not a party to the margin loan agreements and related documentation and does not have, and will not have, any obligations thereunder.

Consulting Agreement

On December 2, 2019, OMH announced that John C. Anderson would be retiring from the Company in 2020. On February 13, 2020, OMH and one of its subsidiaries entered into a Consulting and Separation Agreement and Release (the “Consulting Agreement”) with Mr. Anderson. The Consulting Agreement provides that Mr. Anderson will serve as a consultant to the Company from February 22, 2020 through June 30, 2020, subject to earlier termination under certain circumstances. The consulting fee is $225,000, plus authorized expense reimbursements.

The Consulting Agreement also provides for a lump sum separation payment totaling $825,000, payable on June 30, 2020, provided that Mr. Anderson complies with the terms of the Consulting Agreement, which includes a release of claims and certain restrictive covenants.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in OMH’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of OMH’s fiscal year-end (the “Proxy Statement”).

Information required by Item 10 for matters other than executive officers is incorporated by reference to the information presented in the sections captioned “Board of Directors,” “Proposal 1: Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management - "Delinquent Section 16(a) Reports” in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of OneMain Holdings, Inc. and Springleaf Finance Corporation and their subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2019 and 2018

Consolidated Statements of Operations, years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows, years ended December 31, 2019, 2018, and 2017

Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3) Exhibits:

Exhibits are listed in the Exhibit Index below.

(b) Exhibits

The exhibits required to be included in this portion of Part IV - Item 15(b) are listed in the Exhibit Index to this report.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit
2.1*
Stock Purchase Agreement, dated as of March 2, 2015, by and between Springleaf Holdings, Inc. and CitiFinancial Credit Company. Incorporated by reference to Exhibit 2.1 to OMH’s Current Report on Form 8-K filed on March 3, 2015.

2.2*
Closing Letter Agreement, dated as of November 12, 2015, by and among Citifinancial Credit Company, Springleaf Holdings, Inc., and Independence Holdings, LLC. Incorporated by reference to Exhibit 2.2 to OMH’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

2.3*
Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. Incorporated by reference to Exhibit 2.1 to OMH’s Current Report on Form 8-K filed on April 1, 2016.

2.4*
Share Purchase Agreement, dated as of January 3, 2018, by and among OneMain Holdings, Inc. Springleaf Financial Holdings, LLC, and OMH Holdings, L.P. Incorporated by referenced to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on January 4, 2018.

2.5
Contribution Agreement, dated June 22, 2018, between Springleaf Finance Corporation and Springleaf Finance, Inc. Incorporated by reference to Exhibit 2.1 to SFC’s Current Report on Form 8-K filed on June 22, 2018.

3.1
Restated Certificate of Incorporation of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013 (File No. 001-36129).

3.2	Amendment to Restated Certificate of Incorporation of OneMain Holdings, Inc. Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on November 17, 2015.

3.3
Amended and Restated Articles of Incorporation of Springleaf Finance Corporation (formerly American General Finance Corporation), as amended to date. Incorporated by reference to Exhibit 3a. to SFC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011 (File No. 001-06155).

3.4
Amended and Restated Bylaws of OneMain Holdings, Inc.(formerly Springleaf Holdings, Inc.) Incorporated by reference to Exhibit 3.2 to OMH’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013 (File No. 001-36129).

3.5
First Amendment to the Amended and Restated Bylaws of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.). Incorporated by reference to Exhibit 3.b.1 to our Annual Report on Form 10-K for the period ended December 31, 2015, filed on February 29, 2016.

3.6
Amended and Restated By-laws of Springleaf Finance Corporation (formerly American General Finance Corporation), as amended to date. Incorporated by reference to Exhibit 3b. to SFC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011 (File No. 001-06155).

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

Exhibit
4.4
Indenture, dated as of December 3, 2014, by Springleaf Finance Corporation, OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.), as Guarantor, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 3, 2014.

4.4.1
Second Supplemental Indenture, dated as of April 11, 2016, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 8.250% Senior Notes due 2020 included therein as Exhibit A). Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 11, 2016.

4.4.2
Third Supplemental Indenture, dated as of May 15, 2017, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 6.125% Senior Notes due 2022 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 15, 2017.

4.4.3
Fourth Supplemental Indenture, dated as of December 8, 2017, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 5.625% Senior Notes due 2023 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 8, 2017.

4.4.4
Fifth Supplemental Indenture, dated as of March 12, 2018, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 6.875% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 12, 2018.

4.4.5
Sixth Supplemental Indenture, dated as of May 11, 2018, by and among Springleaf Finance Corporation,
OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 7.125% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 11, 2018.

4.4.6
Seventh Supplemental Indenture, dated February 22, 2019, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 6.125% Senior Notes due 2024 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 22, 2019.

4.4.7
Eighth Supplemental Indenture, dated May 9, 2019, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 6.625% Senior Notes due 2028 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on May 9, 2019.

4.4.8
Ninth Supplemental Indenture, dated November 7, 2019, by and among Springleaf Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 5.375% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on November 7, 2019.

4.5	Description of the registrant's securities registered pursuant to section 12 of the Securities Exchange Act of 1934 filed herewith as Exhibit 4.5.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to OMH’s Current Report on Form 8-K filed on June 25, 2018.

10.2**	OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on May 27, 2016.

10.2.1**
OneMain Holdings, Inc. Amended and Restated Annual Leadership Incentive Plan, effective retroactively to January 1, 2016. Incorporated by reference to Exhibit 10.16 to OMH’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

10.2.2**
Form of Restricted Stock Award Agreement under the OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) 2013 Omnibus Incentive Plan (Employees). Incorporated by reference as Exhibit 10.1 to OMH’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 6, 2016.

10.2.3**
Form of Restricted Stock Award Agreement under the OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to OMH’s Form S-1 filed on October 1, 2013.

10.2.4**	Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan (Non-Employees Directors) filed herewith as Exhibit 10.2.4.

10.2.5**	Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan (Employees) filed herewith as Exhibit 10.2.5.

Exhibit
10.2.6**
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan (Performance). Incorporated by reference to Exhibit 10.3 to OMH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019.

10.2.7**
Form of Cash-Settled Stock-Based Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to OMH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1,2019.

10.3**
Amendment to Springleaf Finance, Inc. Excess Retirement Income Plan, effective as of December 19, 2012. Incorporated by reference to Exhibit 10.5 to Springleaf Finance Corporation’s (File No. 1-06155) Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 19, 2013.

10.4**
Letter Agreement, effective as of September 8, 2018, by and between OneMain Holdings, Inc. and Jay N. Levine. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on September 12, 2018.

10.5**
Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Scott T. Parker, dated as of October 12, 2015. Incorporated by reference to Exhibit 10.24 to OMH’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

10.6**
Employment Agreement by and among Springleaf Finance, Inc., Springleaf General Services Corporation and Robert Hurzeler, dated as of April 13, 2015, to be effective as of January 1, 2016. Incorporated by reference to Exhibit 10.3 to our OMH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 8, 2015.

10.7**
Employment Agreement, dated as of July 10, 2018, among OneMain Holdings, Inc., OneMain General Services Corporation and Douglas H. Shulman. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on July 13, 2018.

10.7.1**
Amended and Restated Cash-Settled Option Award Agreement under the Amended and Restated 2013 Omnibus Incentive Plan, dated as of July 26, 2019, by and between OneMain Holdings, Inc. and Douglas H. Shulman. Incorporated by reference to Exhibit 10.5 to OMH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019.

10.8
Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. and OMH Holdings, L.P. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on June 25, 2018.

10.8.1
Joinder Agreement dated December 16, 2019 to the Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. and OMH Holdings, L.P. by OMH (ML), L.P. and V-OMH (ML) II, L.P. filed herewith as Exhibit 10.8.1.

10.9
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 8.250% Senior Notes due 2023. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

10.10
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 7.750% Senior Notes due 2021. Incorporated by reference to Exhibit 10.2 to OMH’s Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

10.11
Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s 60-year junior subordinated debentures. Incorporated by reference to Exhibit 10.5 to OMH’s Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

10.12
Trust Guaranty, dated as of December 30, 2013, by OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) in respect of Springleaf Finance Corporation’s trust preferred securities. Incorporated by reference to Exhibit 10.6 to OMH’s Current Report on Form 8-K filed on January 3, 2014 (File No. 001-36129).

21.1	Subsidiaries of OneMain Holdings, Inc. and Springleaf Finance Corporation

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of OneMain Holdings, Inc.

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Springleaf Finance Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

Exhibit
31.3	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of Springleaf Finance Corporation

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
   (i) Consolidated Balance Sheets,
   (ii) Consolidated Statements of Operations,
   (iii) Consolidated Statements of Comprehensive Income,
   (iv) Consolidated Statements of Shareholder’s Equity,
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

OMH Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2020.

ONEMAIN HOLDINGS, INC.

By:	/s/	Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2020.

/s/	Douglas H. Shulman	/s/	Peter B. Sinensky
	Douglas H. Shulman		Peter B. Sinensky
(President, Chief Executive Officer, and Director — Principal Executive Officer)		(Director)

/s/	Micah R. Conrad	/s/	Marc E. Becker
	Micah R. Conrad		Marc E. Becker
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)		(Director)

/s/	Michael A. Hedlund	/s/	Aneek S. Mamik
	Michael A. Hedlund		Aneek S. Mamik
(Senior Vice President and Group Controller — Principal Accounting Officer)		(Director)

/s/	Jay N. Levine	/s/	Valerie Soranno Keating
	Jay N. Levine		Valerie Soranno Keating
(Chairman of the Board and Director)		(Director)

/s/	Roy A. Guthrie	/s/	Richard A. Smith
	Roy A. Guthrie		Richard A. Smith
(Director)		(Director)

/s/	Matthew R. Michelini
Matthew R. Michelini
(Director)

SFC Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2020.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2020.

/s/	Richard N. Tambor
Richard N. Tambor
(President, Chief Executive Officer, and Director — Principal Executive Officer)

/s/	Micah R. Conrad
Micah R. Conrad
(Executive Vice President, Chief Financial Officer, and Director — Principal Financial Officer)

/s/	Adam L. Rosman
Adam L. Rosman
(Executive Vice President and Director)

/s/	Michael A. Hedlund
Michael A. Hedlund
(Senior Vice President and Group Controller — Principal Accounting Officer)