Form 10-Q
period 2020-03-31
OneMain Holdings, Inc.; SPRINGLEAF FINANCE CORP
filed 2020-04-29
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2020

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
OneMain Holdings, Inc.     Yes ☐ No ☑
Springleaf Finance Corporation     Yes ☐ No ☑

At April 23, 2020, there were 134,317,604 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At April 23, 2020, there were 10,160,021 shares of Springleaf Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2019 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction	the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law by President Trump on March 27, 2020
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
Contribution	On June 22, 2018, SFC entered into a Contribution Agreement with SFI, a wholly-owned subsidiary of OMH. Pursuant to the Contribution Agreement, Independence Holdings, LLC was contributed by SFI to SFC.
COVID-19	the global outbreak of a novel strain of coronavirus
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2019 Real Estate Loan Sale	SFC and certain of its subsidiaries sold a portfolio of real estate loans with a carrying value of $16 million, classified in finance receivables held for sale, for aggregate cash proceeds of $19 million on February 5, 2019
FICO score	a credit score created by Fair Isaac Corporation
Fortress	Fortress Investment Group LLC
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Indenture	the SFC Base Indenture, together with all subsequent Supplemental Indentures
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by SFC under an indenture dated January 22, 2007, by and between SFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Merit	Merit Life Insurance Co., a former insurance subsidiary of SFC. In the fourth quarter of 2019, the Company sold all of the issued and outstanding shares in Merit to a third party
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.

Term or Abbreviation	Definition

OneMain Acquisition	Acquisition of OneMain Financial Holdings, LLC from CitiFinancial Credit Company, effective November 1, 2015
Other securities	securities for which the fair value option was elected and equity securities. Other Securities recognize unrealized gains and losses in investment revenues
Other SFC Notes	collectively, SFC’s 8.25% Senior Notes due 2023, and 7.75% Senior Notes due 2021, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by SFC and guaranteed by OMH
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation
SFC Base Indenture	Indenture, dated as of December 3, 2014
SFC Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Other SFC Notes, and the 6.00% Senior Notes due 2020, which were redeemed in full on April 15, 2019
SFH	Springleaf Financial Holdings, LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress that sold 54,937,500 shares of OMH's common stock to the Apollo-Värde Group in the Apollo-Värde Transaction
SFI	Springleaf Finance, Inc.
Share Purchase Agreement	a share purchase agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and the Company to acquire from SFH 54,937,500 shares of OMH's common stock that was issued and outstanding as of such date, representing the entire holdings of OMH's stock beneficially owned by Fortress
SLFT	Springleaf Funding Trust
SMHC	Springleaf Mortgage Holding Company and subsidiaries
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
UPB	unpaid principal balance for interest bearing accounts and the gross remaining contractual payments less the unaccreted balance of unearned finance charges for precompute accounts
Värde	Värde Partners, Inc.
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$4,203	$1,227
Investment securities (includes available-for-sale securities with a fair value and amortized cost basis of $1.7 billion in 2020)	1,800	1,884
Net finance receivables (includes loans of consolidated VIEs of $12.1 billion in 2020 and $8.4 billion in 2019)	18,269	18,389
Unearned insurance premium and claim reserves	(797)	(793)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.4 billion in 2020 and $340 million in 2019)	(2,182)	(829)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	15,290	16,767
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $567 million in 2020 and $400 million in 2019)	575	405
Goodwill	1,422	1,422
Other intangible assets	334	343
Other assets	1,069	769
Total assets	$24,693	$22,817

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $10.9 billion in 2020 and $7.6 billion in 2019)	$20,443	$17,212
Insurance claims and policyholder liabilities	633	649
Deferred and accrued taxes	68	34
Other liabilities (includes other liabilities of consolidated VIEs of $17 million in 2020 and $14 million in 2019)	497	592
Total liabilities	21,641	18,487
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 134,309,707 and 136,101,156 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,645	1,689
Accumulated other comprehensive income	(6)	44
Retained earnings	1,412	2,596
Total shareholders’ equity	3,052	4,330
Total liabilities and shareholders’ equity	$24,693	$22,817

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2020	2019

Interest income	$1,106	$956

Interest expense	255	236

Net interest income	851	720

Provision for finance receivable losses	531	286

Net interest income after provision for finance receivable losses	320	434

Other revenues:
Insurance	117	110
Investment	9	26
Net loss on repurchase and repayment of debt	—	(21)
Net gain on sale of real estate loans	—	3
Other	15	30
Total other revenues	141	148

Other expenses:
Salaries and benefits	199	199
Other operating expenses	151	136
Insurance policy benefits and claims	68	45
Total other expenses	418	380

Income before income taxes	43	202

Income taxes	11	50

Net income	$32	$152

Share Data:
Weighted average number of shares outstanding:
Basic	135,909,100	136,001,996
Diluted	136,138,677	136,191,283
Earnings per share:
Basic	$0.24	$1.12
Diluted	$0.24	$1.11

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Net income	$32	$152

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(55)	39
Foreign currency translation adjustments	(10)	2
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	13	(9)
Foreign currency translation adjustments	2	—
Other comprehensive income (loss), net of tax	(50)	32

Comprehensive income (loss)	$(18)	$184

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$4,330
Net impact of adoption of ASU 2016-13 (see Note 3)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	3,502
Common stock repurchased and retired	—	(45)	—	—	(45)
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(50)	—	(50)
Cash dividends *	—	—	—	(388)	(388)
Net income	—	—	—	32	32
Balance, March 31, 2020	$1	$1,645	$(6)	$1,412	$3,052

Balance, January 1, 2019	$1	$1,681	$(34)	$2,151	$3,799
Share-based compensation expense, net of forfeitures	—	6	—	—	6
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	32	—	32
Cash dividends *	—	—	—	(34)	(34)
Net income	—	—	—	152	152
Balance, March 31, 2019	$1	$1,682	$(2)	$2,269	$3,950
* Cash dividends declared were $2.83 per share in the first quarter of 2020 and $0.25 per share in the first quarter of 2019.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Cash flows from operating activities
Net income	$32	$152
Reconciling adjustments:
Provision for finance receivable losses	531	286
Depreciation and amortization	64	68
Deferred income tax charge (benefit)	(36)	9
Net loss on repurchase and repayment of debt	—	21
Share-based compensation expense, net of forfeitures	7	6
Other	12	(11)
Cash flows due to changes in other assets and other liabilities	(45)	17
Net cash provided by operating activities	565	548

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(188)	(290)
Proceeds on sale of finance receivables held for sale originated as held for investment	—	19
Available-for-sale securities purchased	(132)	(154)
Available-for-sale securities called, sold, and matured	128	103
Other securities purchased	(4)	—
Other securities called, sold, and matured	6	5
Other, net	(6)	12
Net cash used for investing activities	(196)	(305)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,547	2,327
Repayment of long-term debt	(332)	(1,425)
Cash dividends	(387)	(34)
Common stock repurchased and retired	(45)	—
Withholding tax on share-based compensation	(6)	(5)
Net cash provided by financing activities	2,777	863

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	3,146	1,106
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,632	1,178
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$4,778	$2,284

Supplemental cash flow information
Cash and cash equivalents	$4,203	$1,709
Restricted cash and restricted cash equivalents	575	575
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$4,778	$2,284

Cash paid for amounts included in the measurement of operating lease liabilities	$15	$15

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$17	$173

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$4,203	$1,227
Investment securities (includes available-for-sale securities with a fair value and amortized cost basis of $1.7 billion in 2020)	1,800	1,884
Net finance receivables (includes loans of consolidated VIEs of $12.1 billion in 2020 and $8.4 billion in 2019)	18,269	18,389
Unearned insurance premium and claim reserves	(797)	(793)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.4 billion in 2020 and $340 million in 2019)	(2,182)	(829)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	15,290	16,767
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $567 million in 2020 and $400 million in 2019)	575	405
Goodwill	1,422	1,422
Other intangible assets	334	343
Other assets	1,068	768
Total assets	$24,692	$22,816

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $10.9 billion in 2020 and $7.6 billion in 2019)	$20,443	$17,212
Insurance claims and policyholder liabilities	633	649
Deferred and accrued taxes	69	35
Other liabilities (includes other liabilities of consolidated VIEs of $17 million in 2020 and $14 million in 2019)	500	595
Total liabilities	21,645	18,491
Contingencies (Note 14)

Shareholder's equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2020 and December 31, 2019	5	5
Additional paid-in capital	1,889	1,888
Accumulated other comprehensive income	(6)	44
Retained earnings	1,159	2,388
Total shareholder's equity	3,047	4,325
Total liabilities and shareholder's equity	$24,692	$22,816

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Interest income	$1,106	$956

Interest expense	255	236

Net interest income	851	720

Provision for finance receivable losses	531	286

Net interest income after provision for finance receivable losses	320	434

Other revenues:
Insurance	117	110
Investment	9	26
Net loss on repurchase and repayment of debt	—	(21)
Net gain on sale of real estate loans	—	3
Other	15	34
Total other revenues	141	152

Other expenses:
Salaries and benefits	199	199
Other operating expenses	151	137
Insurance policy benefits and claims	68	45
Total other expenses	418	381

Income before income taxes	43	205

Income taxes	11	49

Net income	$32	$156

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Net income	$32	$156

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(55)	39
Foreign currency translation adjustments	(10)	2
Income tax effect:
Net unrealized gains (losses) on non-credit impaired available-for-sale securities	13	(9)
Foreign currency translation adjustments	2	—
Other comprehensive income (loss), net of tax	(50)	32

Comprehensive income (loss)	$(18)	$188

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	Springleaf Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU-2016-13 (see Note 3)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(50)	—	(50)
Cash dividends	—	—	—	(433)	(433)
Net income	—	—	—	32	32
Balance, March 31, 2020	$5	$1,889	$(6)	$1,159	$3,047

Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Contribution of SCHC to SFC from SFI	—	34	—	—	34
Share-based compensation expense, net of forfeitures	—	6	—	—	6
Withholding tax on shared-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	32	—	32
Cash dividends	—	—	—	(34)	(34)
Net income	—	—	—	156	156
Balance, March 31, 2019	$5	$2,145	$(2)	$2,062	$4,210

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

SPRINGLEAF FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Cash flows from operating activities
Net income	$32	$156
Reconciling adjustments:
Provision for finance receivable losses	531	286
Depreciation and amortization	64	68
Deferred income tax charge (benefit)	(36)	8
Net loss on repurchase and repayment of debt	—	21
Share-based compensation expense, net of forfeitures	7	6
Other	12	(11)
Cash flows due to changes in other assets and other liabilities	(45)	22
Net cash provided by operating activities	565	556

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(188)	(290)
Proceeds on sale of finance receivables held for sale originated as held for investment	—	19
Cash advances on intercompany notes receivables	—	(2)
Available-for-sale securities purchased	(132)	(154)
Available-for-sale securities called, sold, and matured	128	103
Other securities purchased	(4)	—
Other securities called, sold, and matured	6	5
Other, net	(6)	12
Net cash used for investing activities	(196)	(307)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	3,547	2,327
Repayment of long-term debt	(332)	(1,425)
Cash contribution of SCLH	—	12
Cash dividends	(432)	(34)
Payments on intercompany note payable	—	(6)
Withholding tax on share-based compensation	(6)	(5)
Net cash provided by financing activities	2,777	869

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	3,146	1,118
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,632	1,162
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$4,778	$2,280

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	Three Months Ended March 31,
(dollars in millions)	2020	2019

Supplemental cash flow information
Cash and cash equivalents	$4,203	$1,705
Restricted cash and restricted cash equivalents	575	575
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$4,778	$2,280

Cash paid for amounts included in the measurement of operating lease liabilities	$15	$15

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$17	$173
Non-cash contribution of SCLH	—	22

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

1. Business and Basis of Presentation

OneMain Holdings, Inc. (“OMH”), and its wholly-owned direct subsidiary, Springleaf Finance Corporation (“SFC”) are financial services holding companies whose subsidiaries engage in the consumer finance and insurance businesses. Prior to the completion of the merger described below, OMH’s direct subsidiary was Springleaf Finance, Inc. (“SFI”).

On September 20, 2019, SFC entered into a merger agreement with its direct parent, SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's condensed consolidated financial statements as of July 1, 2019. As a result of the merger with SFI, SFC became a wholly-owned direct subsidiary of OMH.

OMH and SFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “we,” “us,” or “our.” The information in this Quarterly Report on Form 10-Q is equally applicable to OMH and SFC, except where otherwise indicated.

At March 31, 2020, the Apollo-Värde Group owned approximately 40.9% of OMH’s common stock.

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its subsidiaries (all of which are wholly-owned), and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our condensed consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the condensed consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Actual results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2020 presentation, we have reclassified certain items in prior periods of our condensed consolidated financial statements.

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our 2019 Annual Report on Form 10-K. We follow the same significant accounting policies for our interim reporting, except for the new accounting pronouncements subsequently adopted and disclosed in Note 3 below.

2. Reconciliation of Springleaf Finance Corporation Results to OneMain Holdings, Inc. Results

The results of SFC are consolidated into the results of OMH. Due to the nominal differences between SFC and OMH, content throughout this filing relates to both OMH and SFC. SFC disclosures relate only to itself and not to any other company.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the OMH level, these notes relate to the condensed consolidated financial statements for both companies, OMH and SFC. In addition to certain intercompany payable and receivable amounts between the entities, the following is a reconciliation of the condensed consolidated balance sheets and results of our condensed consolidated statements of operations of SFC to OMH:

	March 31, 2020			December 31, 2019
(dollars in millions)	OMH	SFC	Difference	OMH	SFC	Difference

Other assets	$1,069	$1,068	$1	$769	$768	$1
Deferred and accrued taxes	68	69	(1)	34	35	(1)
Other liabilities	497	500	(3)	592	595	(3)
Total shareholders' equity (a)	3,052	3,047	5	4,330	4,325	5

	Three Months Ended March 31,
	2020			2019
(dollars in millions)	OMH	SFC	Difference	OMH	SFC	Difference

Other revenues (b)	$15	$15	$—	$30	$34	$(4)
Other operating expenses	151	151	—	136	137	(1)
Income before income taxes	43	43	—	202	205	(3)
Income taxes	11	11	—	50	49	1
Net Income	32	32	—	152	156	(4)
(a) The differences between total shareholders’ equity in the periods ended March 31, 2020 and December 31, 2019 were due to historical differences in results of operations of the companies and differences in equity awards.
(b) Other revenues include the interest income on notes receivables from parent, which were notes from SFI held by SFC and Springleaf Mortgage Holding Company and subsidiaries (“SMHC”), a wholly-owned direct subsidiary of SFC. See Note 1 and below for further discussion of the merger between SFI and SFC.

The following transactions are related to SFC and have no impact on OMH's condensed consolidated financial results.

Merger of SFI into SFC

On September 20, 2019, SFC entered into a merger agreement with its direct parent SFI, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's condensed consolidated financial statements as of July 1, 2019. In conjunction with the merger, the net deficiency of SFI, after elimination of its investment in SFC, was absorbed by SFC resulting in an equity reduction of $408 million to SFC, which included the elimination of the intercompany notes and receivables between SFC and SFI, as discussed below.

The net deficiency of SFI included an intercompany note payable plus accrued interest of $166 million from SFI to OMH, which SFC assumed through the merger. On September 23, 2019, SFC repaid SFI’s note to OMH. Concurrently, OMH paid $22 million in other payables due to SFC and made an equity contribution of $144 million to SFC.

The transactions noted above resulted in a net $264 million reduction to SFC's equity.

SFC's Notes Receivable from Parent

As a result of the merger between SFI and SFC, described in Note 1 and above, a $232 million note receivable from SFI to SFC was dissolved effective July 1, 2019. Additionally, SFC assumed a $28 million note payable from SFI to SMHC, a wholly-owned subsidiary of SFC, and SFC subsequently paid off the note on September 23, 2019. Interest income on these notes receivable totaled $4 million for the three months ended March 31, 2019, which we report in other revenues.

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

Parent and Affiliate Receivables and Payables

There were no receivables from parent and affiliates at March 31, 2020 and December 31, 2019 as the balances were eliminated due to the merger of SFI and SFC, and the SCLH contribution noted above. Payables to parent and affiliate are included in other liabilities and were immaterial at March 31, 2020 and December 31, 2019.

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Financial Instruments - Credit Losses

In June of 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which significantly changes the way that entities are required to measure credit losses. The new standard requires that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach previously required. The new approach requires entities to measure all expected credit losses for financial assets over their expected lives based on historical experience, current conditions, and reasonable and supportable forecasts of collectability. The expected credit loss model requires earlier recognition of credit losses than the incurred loss approach. We expect ongoing changes in the allowance for finance receivable losses will be driven primarily by the growth of our loan portfolio, mix of secured and unsecured loans, credit quality, and the economic environment at that time. In addition, the ASU developed a new accounting treatment for purchased financial assets with credit deterioration.

The ASU also modifies the other-than-temporary impairment model for available-for-sale debt securities by requiring companies to record an allowance for credit impairment rather than write-downs of such assets.

Management has reviewed this update and other ASUs that were subsequently issued to further clarify the implementation guidance outlined in ASU 2016-13.

We adopted the amendments of these ASUs as of January 1, 2020.

Upon adoption, we recorded an increase to the allowance for finance receivable losses of $1.12 billion, an increase to deferred tax assets of $0.28 billion, and a corresponding one-time cumulative reduction to retained earnings, net of tax, of $0.83 billion in the consolidated balance sheet as of January 1, 2020.

The adoption of this ASU, as it relates to available-for-sale debt securities, did not have a material impact on the consolidated financial statements as of January 1, 2020.

As result of the adoption of ASU 2016-13, several of our significant accounting policies have changed to reflect the requirements of the new standard. See below for these updated significant accounting policies as of January 1, 2020.

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by level of contractual delinquency in the portfolio, specifically in the late stage delinquency buckets and inclusive of the migration of the loans through the delinquency buckets. Our finance receivables consist of a large number of relatively small, homogeneous accounts. We evaluate our finance receivables for impairment as pools. None of our accounts are large enough to warrant individual evaluation for impairment.

We estimate the allowance for finance receivable losses primarily on historical loss experience using a cumulative loss model applied to our finance receivable portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our finance receivables are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include collateral mix and recent credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies solely on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses. We also consider key economic trends including unemployment rates and bankruptcy filings. Forecasted macroeconomic conditions extend to our reasonable and supportable forecast period and revert to a historical average. No new volume is assumed. Renewals are a significant piece of our new volume and are considered a terminal event of the previous loan. We have elected not to measure an allowance on accrued finance charges as it is our policy to reverse finance charge amounts previously accrued after four contractual payments become past due.

Management exercises its judgment when determining the amount of allowance for finance receivable losses. Our judgment is based on quantitative analyses, qualitative factors, such as recent portfolio, industry, and other economic trends, and experience in the consumer finance industry. We adjust the amounts determined by our model for management’s estimate of the effects of model imprecision which include but are not limited to, any changes to underwriting criteria and portfolio seasoning.

Impairments on Investment Securities: Available-for-sale.

We evaluate our available-for-sale securities on an individual basis to identify any instances where the fair value of the investment security is below its amortized cost. For these securities, we then evaluate whether an impairment exists if any of the following conditions are present:

•we intend to sell the security;
•it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or
•we do not expect to recover the security’s entire amortized cost basis (even if we do not intend to sell the security).

If we intend to sell an impaired investment security or we will likely be required to sell the security before recovery of its amortized cost basis less any current period credit loss, we recognize the impairment as a direct write-down in investment revenues equal to the difference between the investment security’s amortized cost and its fair value at the balance sheet date. Once the impairment is recorded, we adjust the investment security to a new amortized cost basis equal to the previous amortized cost basis less the impairment write-down recognized in the current period.

In determining whether a credit loss exists, we compare our best estimate of the present value of the cash flows expected to be collected from the security to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, a credit loss exists and an allowance for credit losses is recorded, not to exceed the total unrealized loss on the security. The cash flows expected to be collected are determined by assessing all available information, including issuer default rate, ratings changes and adverse conditions related to the industry sector, financial condition of issuer, credit enhancements, collateral default rates, and other relevant criteria. Management considers factors such as our investment strategy, liquidity requirements, overall business plans, and recovery periods for securities in previous periods of broad market declines.

If a credit loss exists with respect to an investment in a security (i.e., we do not expect to recover the entire amortized cost basis of the security), we would be unable to assert that we will recover our amortized cost basis even if we do not intend to sell the security. Therefore, in these situations, a credit impairment is considered to have occurred.

If a credit impairment exists, but we do not intend to sell the security and we will likely not be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is bifurcated as: (i) the estimated amount relating to credit loss; and (ii) the amount relating to non-credit related factors. We recognize the estimated credit loss as an allowance on the balance sheet in investment securities, with a corresponding loss in investment revenues, and the non-credit loss amount in accumulated other comprehensive income or loss.

For investment securities in which a credit impairment was recorded through an allowance, we record subsequent increases and decreases in the allowance for credit losses as credit loss expense or reversal of credit loss expense in investment revenues. We will not reverse a previously recorded allowance to an amount below zero. We recognize subsequent increases and decreases in the fair value of our available-for-sale securities from non-credit related factors in accumulated other comprehensive income or loss.

Interest receivables on our investment securities are excluded from the amortized cost and fair value and are recorded in “Other assets.” We have elected not to measure an allowance on interest receivables due to our policy to reverse interest receivable at the time collectability is uncertain. The reversal of interest receivable is recorded in investment revenue.

See Notes 4, 5, and 7 for additional information on the adoption of ASU 2016-13.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The amendments in this ASU become effective for us beginning January 1, 2022, as a result of the FASB issuing a one-year deferral of this ASU for public companies. We have a cross-functional implementation team and a project plan to ensure we comply with all the amendments in this ASU at the time of adoption. We continue to make progress in evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

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
Net finance receivables consist of our total portfolio of personal loans. Components of our personal loans were as follows:

(dollars in millions)	March 31, 2020	December 31, 2019

Gross receivables *	$18,080	$18,195
Unearned points and fees	(238)	(242)
Accrued finance charges	280	289
Deferred origination costs	147	147
Total	$18,269	$18,389
* Gross receivables equal the unpaid principal balance (“UPB”) except for the following:
•Finance receivables purchased as a performing receivable — gross receivables are equal to UPB and, if applicable, any remaining unearned premium or discount established at the time of purchase to reflect the finance receivable balance at its initial fair value;
•Purchased credit impaired finance receivables — gross receivables equal the remaining estimated cash flows less the current balance of accretable yield on the purchased credit impaired accounts established prior to the adoption of ASU 2016-13; and
•Purchased credit deteriorated finance receivables — gross receivables equal the UPB and any remaining unearned discount established at the time of the adoption of ASU 2016-13 on January 1, 2020.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. When finance receivables are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations.

At 90 days or more contractually past due, we consider our finance receivables to be nonperforming. We stop accruing finance charges and reverse finance charges previously accrued on nonperforming loans. We reversed net accrued finance charges of $28 million during the three months ended March 31, 2020. Finance charges recognized from the contractual interest portion of payments received on nonaccrual finance receivables totaled $4 million during the three months ended March 31, 2020. All loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

The following is a summary of our personal loans held for investment by the year of origination and number of days delinquent, our key credit quality indicator, at March 31, 2020:

(dollars in millions)	2020	2019	2018	2017	2016	Prior	Total

Performing
Current	$2,515	$9,465	$3,541	$1,298	$431	$213	$17,463
30-59 days past due	3	127	66	29	12	8	245
60-89 days past due	—	88	48	19	7	5	167
Total performing	2,518	9,680	3,655	1,346	450	226	17,875
Nonperforming (Nonaccrual)
90-179 days past due	—	173	131	50	18	13	385
180 days or more past due	—	3	4	2	—	—	9
Total nonperforming	—	176	135	52	18	13	394
Total	$2,518	$9,856	$3,790	$1,398	$468	$239	$18,269

The following is a summary of our personal loans held for investment by number of days delinquent at December 31, 2019, which is prior to the adoption of ASU 2016-13 on January 1, 2020 and continue to be reported under ASC 310, Receivables:

(dollars in millions)	Total

Performing
Current	$17,550
30-59 days past due	272
60-89 days past due	181
Total performing	18,003
Nonperforming
90-179 days past due	377
180 days or more past due	9
Total nonperforming	386
Total	$18,389

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

ASU 2016-13 superseded the accounting for purchased credit impaired finance receivables with purchase credit deteriorated finance receivables. As a result, we converted all purchased credit impaired finance receivables to purchased credit deteriorated finance receivables in accordance with ASC Topic 326, which resulted in the gross-up of net finance receivables and allowance for finance receivable losses of $15 million on January 1, 2020. Due to the adoption of ASU 2016-13, the following disclosures related to purchase credit impaired finance receivables are no longer applicable for reporting periods beginning in 2020.

We previously reported the carrying amount of our purchased credit impaired personal loans in net finance receivables, less allowance for finance receivable losses, and our purchased credit impaired real estate loans in finance receivables held for sale as discussed below.

At December 31, 2019, finance receivables held for sale, reported in “Other assets,” totaled $64 million, which include purchased credit impaired real estate loans, as well as TDR real estate loans. See Note 6 for further information on our finance receivables held for sale.

Information regarding purchased credit impaired finance receivables were as follows:

(dollars in millions)	December 31, 2019

Personal Loans
Carrying amount, net of allowance	$40
Outstanding balance (a)	74
Allowance for purchased credit impaired finance receivable losses (b)	—

Real Estate Loans - Held for Sale
Carrying amount	$19
Outstanding balance (a)	35
(a) Outstanding balance is defined as the UPB of the loans with a net carrying amount.
(b) The allowance for purchased credit impaired finance receivable losses reflects the carrying value of the purchased credit impaired   loans held for investment exceeding the present value of the expected cash flows. As indicated above, no allowance was required as of December 31, 2019.

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in millions)	Three Months Ended March 31, 2019

Personal Loans
Balance at beginning of period	$39
Accretion	(5)
Balance at end of period	$34

Real Estate Loans - Held for Sale
Balance at beginning of period	$27
Accretion	(1)
Transfer due to finance receivables sold	(3)
Balance at end of period	$23

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	March 31, 2020	December 31, 2019

Personal Loans
TDR gross receivables (a)	$686	$655
TDR net receivables (b)	688	658
Allowance for TDR finance receivable losses	302	272

Real Estate Loans - Held for Sale
TDR gross receivables (a)	$50	$52
TDR net receivables (b)	51	53
(a) TDR gross receivables — gross receivables are equal to UPB and, if applicable, any remaining unearned premium or discount established at the time of purchase if previously purchased as a performing receivable.
(b) TDR net receivables — TDR gross receivables net of unearned points and fees, accrued finance charges, and deferred origination costs.

TDR average net receivables and finance charges recognized on TDR finance receivables for our personal loans that are held for investment and our real estate loans that are held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended March 31, 2020
TDR average net receivables	$676	$52	$728
TDR finance charges recognized	12	1	13

Three Months Ended March 31, 2019
TDR average net receivables	$477	$64	$541
TDR finance charges recognized	12	1	13

Information regarding the new volume of the TDR finance receivables held for investment were as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Personal Loans
Pre-modification TDR net finance receivables	$158	$120
Post-modification TDR net finance receivables:
Rate reduction	100	85
Other *	58	35
Total post-modification TDR net finance receivables	$158	$120
Number of TDR accounts	21,818	18,506
* “Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

New volume of TDR finance receivables held for sale for the three months ended March 31, 2020 and 2019 are not included in the table above as it is immaterial.

Personal loans held for investment that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table.

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Personal Loans
TDR net finance receivables *	$31	$19
Number of TDR accounts	4,552	2,925
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Real estate loans held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are immaterial for the three months ended March 31, 2020 and 2019.

5. Allowance for Finance Receivable Losses

We establish an allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by the level of contractual delinquency in the portfolio, specifically in the late stage delinquency buckets and inclusive of the migration of the loans through the delinquency buckets. We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables, pursuant to the adoption of ASU 2016-13 on January 1, 2020. Prior to the adoption of ASU 2016-13, we estimated and recorded an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions. See Note 3 for additional information regarding our policy for allowance for finance receivable losses.

Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of March 31, 2020, which incorporated the potential impact of the global outbreak of a novel strain of coronavirus (“COVID-19”) could have on the U.S. economy. Our forecast utilized economic projections from a major rating service, and considered a spike in the second quarter unemployment rate followed by a recovery over the second half of the year, with some offsetting benefits related to the positive impacts of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the involuntary unemployment insurance coverage of our portfolio and our borrower assistance efforts. As a result, our allowance for finance receivable losses as a percentage of finance receivables increased from 10.6% to 11.9%.

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Personal Loans
Balance at beginning of period	$829	$731
Impact of adoption of ASU 2016-13 *	1,118	—
Provision for finance receivable losses	531	286
Charge-offs	(337)	(311)
Recoveries	41	27
Balance at end of period	$2,182	$733
* As a result of the adoption of ASU 2016-13 on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 3 and 4 for additional information on the adoption of ASU 2016-13.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	March 31, 2020	December 31, 2019

Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,880	$557
Purchased credit impaired finance receivables *	—	—
TDR finance receivables	302	272
Total	$2,182	$829

Finance receivables:
Collectively evaluated for impairment	$17,581	$17,691
Purchased credit impaired finance receivables *	—	40
TDR finance receivables	688	658
Total	$18,269	$18,389

Allowance for finance receivable losses as a percentage of finance receivables	11.95%	4.51%
* As a result of the adoption of ASU 2016-13 on January 1, 2020, the accounting for purchased credit impaired finance receivables was superseded with purchase credit deteriorated finance receivables which are collectively evaluated for impairment. See Notes 3 and 4 for additional information on the adoption of ASU 2016-3.

6. Finance Receivables Held for Sale

We reported finance receivables held for sale, reported within “Other assets,” of $61 million at March 31, 2020 and $64 million at December 31, 2019, which consist entirely of real estate loans, and are carried at the lower of cost or fair value, applied on an aggregate basis.

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

At March 31, 2020, the carrying value of our finance receivables held for sale was not impaired. We did not have any other material transfers to or from finance receivables held for sale during the three months ended March 31, 2020 and 2019.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2020*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	88	1	—	89
Commercial paper	76	—	—	76
Non-U.S. government and government sponsored entities	136	4	(1)	139
Corporate debt	1,061	25	(31)	1,055
Mortgage-backed, asset-backed, and collateralized:
RMBS	212	8	(3)	217
CMBS	64	1	(2)	63
CDO/ABS	87	1	(6)	82
Total	$1,735	$40	$(43)	$1,732
* There was no allowance for credit losses related to our investment securities as of March 31, 2020.

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2019*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	91	2	(1)	92
Commercial paper	91	—	—	91
Non-U.S. government and government sponsored entities	144	3	—	147
Corporate debt	1,054	45	(1)	1,098
Mortgage-backed, asset-backed, and collateralized:
RMBS	214	3	—	217
CMBS	56	1	—	57
CDO/ABS	84	1	—	85
Total	$1,745	$55	$(2)	$1,798
* The balances reported as of December 31, 2019 are not subject to the adoption of ASU 2016-13 on January 1, 2020 and continue to be reported under ASC 320, Investments – Debt and Equity Securities.

As of March 31, 2020, interest receivables reported in “Other assets” totaled $13 million, and no amounts were reversed from investment revenue for available-for-sale securities.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2020
Obligations of states, municipalities, and political subdivisions	$20	$—	$—	$—	$20	$—
Commercial paper	45	—	—	—	45	—
Non-U.S. government and government sponsored entities	17	(1)	—	—	17	(1)
Corporate debt	434	(31)	3	—	437	(31)
Mortgage-backed, asset-backed, and collateralized:
RMBS	53	(3)	—	—	53	(3)
CMBS	31	(2)	3	—	34	(2)
CDO/ABS	57	(6)	—	—	57	(6)
Total	$657	$(43)	$6	$—	$663	$(43)

December 31, 2019*
U.S. government and government sponsored entities	$—	$—	$3	$—	$3	$—
Obligations of states, municipalities, and political subdivisions	29	(1)	4	—	33	(1)
Commercial paper	76	—	—	—	76	—
Non-U.S. government and government sponsored entities	19	—	14	—	33	—
Corporate debt	63	(1)	13	—	76	(1)
Mortgage-backed, asset-backed, and collateralized:
RMBS	45	—	—	—	45	—
CMBS	15	—	7	—	22	—
CDO/ABS	14	—	—	—	14	—
Total	$261	$(2)	$41	$—	$302	$(2)

* The balances reported as of December 31, 2019 are not subject to the adoption of ASU 2016-13 on January 1, 2020 and continue to be reported under ASC 320, Investments – Debt and Equity Securities.

On a lot basis, we had 865 and 398 investment securities in an unrealized loss position at March 31, 2020 and December 31, 2019, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2020, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of March 31, 2020, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2020, there were no credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities during the three months ended March 31, 2020.

Prior to the adoption of ASU 2016-13, other-than-temporary impairment losses, primarily on corporate debt, in investment revenues were immaterial during the three months ended March 31, 2019. There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during the three months ended March 31, 2019.

The proceeds of available-for-sale securities sold or redeemed during the three months ended March 31, 2020 and 2019 totaled $58 million and $29 million, respectively. The net realized gains and losses were immaterial during the three months ended March 31, 2020 and 2019.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2020 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$190	$190
Due after 1 year through 5 years	550	551
Due after 5 years through 10 years	473	474
Due after 10 years	157	157
Mortgage-backed, asset-backed, and collateralized securities	362	363
Total	$1,732	$1,735

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $605 million and $633 million at March 31, 2020 and December 31, 2019, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2020	December 31, 2019

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	18	24
Mortgage-backed, asset-backed, and collateralized bonds	14	15
Total bonds	33	40
Preferred stock *	15	19
Common stock *	19	26
Other long-term investments	1	1
Total	$68	$86
* We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held were $13 million for the three months ended March 31, 2020. Net unrealized gains on other securities held were $4 million for the three months ended March 31, 2019. We report these net unrealized gains and losses in investment revenue.

Net realized gains and losses on other securities sold or redeemed are included in investment revenue and were immaterial for the three months ended March 31, 2020 and 2019. We report these net gains and losses in investment revenue.

Other securities include equity securities and those securities for which the fair value option was elected.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at March 31, 2020 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	1.50%-6.94%	1.51%-3.24%	5.38%-8.25%	3.58%

Remainder of 2020	$—	$—	$1,000	$—	$1,000
2021	—	—	646	—	646
2022	—	—	1,000	—	1,000
2023	—	—	1,175	—	1,175
2024	—	—	1,300	—	1,300
2025-2067	—	—	4,399	350	4,749
Securitizations (c)	7,396	—	—	—	7,396
Revolving conduit facilities (c)	—	3,500	—	—	3,500
Total principal maturities	$7,396	$3,500	$9,520	$350	$20,766

Total carrying amount	$7,364	$3,500	$9,407	$172	$20,443
Debt issuance costs (d)	(27)	—	(81)	—	(108)
(a) Pursuant to the SFC Base Indenture, the SFC supplemental indentures and the SFC Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the SFC Unsecured Senior Notes and Junior Subordinated Debenture. The OMH guarantees of SFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at March 31, 2020.
(c) Securitizations and borrowings under revolving conduit facilities are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At March 31, 2020, an aggregate of $3.5 billion was drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $31 million at March 31, 2020 and are reported in “Other assets.”

9. Variable Interest Entities

CONSOLIDATED VIES

We have transferred finance receivables to VIEs for asset-backed financing transactions, including securitization and revolving conduit facilities, and include the assets and liabilities in our consolidated financial statements because we are the primary beneficiary of each VIE. We account for these asset-backed debt obligations as secured borrowings.

See Note 3 and Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K for more detail regarding VIEs.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	March 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$2	$4
Finance receivables - Personal loans	12,083	8,428
Allowance for finance receivable losses	1,392	340
Restricted cash and restricted cash equivalents	567	400
Other assets	31	29

Liabilities
Long-term debt	$10,864	$7,643
Other liabilities	17	15

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $81 million for the three months ended March 31, 2020, compared to $82 million for the three months ended March 31, 2019.

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

REVOLVING CONDUIT FACILITIES

We had access to 14 conduit facilities with a total maximum borrowing capacity of $7.1 billion as of March 31, 2020. Our conduit facilities’ revolving period end ranges from approximately one to three years. Principal balances of outstanding loans, if any, are due and payable in full ranging from approximately three to ten years as of March 31, 2020. Amounts drawn on these facilities are collateralized by our personal loans.

At March 31, 2020, an aggregate of $3.5 billion was drawn under these facilities and the remaining borrowing capacity was $3.6 billion.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

	At or for the
	Three Months Ended March 31,
(dollars in millions)	2020	2019

Balance at beginning of period	$117	$117
Less reinsurance recoverables	(4)	(4)
Net balance at beginning of period	113	113
Additions for losses and loss adjustment expenses incurred to:
Current year	77	54
Prior years *	(9)	(7)
Total	68	47
Reductions for losses and loss adjustment expenses paid related to:
Current year	(17)	(17)
Prior years	(30)	(33)
Total	(47)	(50)
Foreign currency translation adjustment	(1)	—
Net balance at end of period	133	110
Plus reinsurance recoverables	3	4
Balance at end of period	$136	$114
* Reflects (i) a redundancy in the prior years’ net reserves of $9 million at March 31, 2020, primarily due to favorable development of credit life, term life, and credit disability claims during the year, and (ii) a redundancy in the prior years’ net reserves of $7 million at March 31, 2019, primarily due to a favorable development of credit life, disability, and unemployment claims during the year.

11. Capital Stock and Earnings Per Share (OMH Only)

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

During the three months ended March 31, 2020, the OMH Board of Directors approved a stock repurchase program, which allowed us to repurchase up to $200 million of OMH’s outstanding common stock with no stated expiration. On March 20, 2020, OMH temporarily suspended its stock repurchase program. OMH retains the right to reinstate the stock repurchase program as circumstances change.

During the three months ended March 31, 2020, prior to the suspension of the program, OMH repurchased and retired 2,031,698 shares of its common stock with an average price paid per share of $22.30, for an aggregate total of approximately $45 million, including commissions and fees. The aggregate purchase price in excess of the par value of the repurchased OMH common stock is recorded as a reduction to additional paid-in-capital. To provide funding for the OMH stock repurchase and retirement program, the SFC Board of Directors authorized multiple dividend payments in the aggregate amount of $45 million.

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended March 31,
	2020	2019

Balance at beginning of period	136,101,156	135,832,278
Common shares issued	240,249	250,185
Common shares retired	(2,031,698)	—
Balance at end of period	134,309,707	136,082,463

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

(dollars in millions, except per share data)	Three Months Ended March 31,
	2020	2019

Numerator (basic and diluted):
Net income	$32	$152
Denominator:
Weighted average number of shares outstanding (basic)	135,909,100	136,001,996
Effect of dilutive securities *	229,577	189,287
Weighted average number of shares outstanding (diluted)	136,138,677	136,191,283
Earnings per share:
Basic	$0.24	$1.12
Diluted	$0.24	$1.11
* We have excluded weighted-average unvested restricted stock units totaling 214,752 and 458,594 for the three months ended March 31, 2020 and 2019, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities *	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2020
Balance at beginning of period	$41	$3	$—	$44
Other comprehensive (loss) before reclassifications	(42)	—	(8)	(50)
Balance at end of period	$(1)	$3	$(8)	$(6)

Three Months Ended March 31, 2019
Balance at beginning of period	$(28)	$(3)	$(3)	$(34)
Other comprehensive income before reclassifications	30	—	2	32
Balance at end of period	$2	$(3)	$(1)	$(2)
* There were no amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three months ended March 31, 2020.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three months ended March 31, 2020 and 2019.

13. Income Taxes

We had a net deferred tax asset of $429 million and $104 million at March 31, 2020 and December 31, 2019, respectively. The increase in our net deferred tax asset of $325 million was primarily due to the tax effect of the increase in the allowance for finance receivable losses from both the adoption of ASU 2016-13 and the current period activity. See Note 5 for further information on the increase in allowance. The increase was partly offset by favorable mark-to-market valuation of our receivables.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur. Our estimates may need to be further adjusted throughout the year as the effects of COVID-19 plays out in the economic and financial markets, and as a result our AETR may significantly change in the remaining period of 2020.

The effective tax rate for the three months ended March 31, 2020 was 24.3%, compared to 24.8% for the same period in 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are currently under examination of our U.S. federal tax returns for the years 2014 to 2016 by the IRS. We are also under examination by various states for the years 2011 to 2018. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $12 million at March 31, 2020 and December 31, 2019. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business. We do not expect the CARES Act to have a material impact on our tax expense. We will continue to monitor legislative developments related to COVID-19.

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

15. Segment Information

At March 31, 2020, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of (i) our liquidating SpringCastle Portfolio servicing activity and (ii) our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 3 and Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2020
Interest income	$1,101	$2	$3	$1,106
Interest expense	249	1	5	255
Provision for finance receivable losses	530	—	1	531
Net interest income after provision for finance receivable losses	322	1	(3)	320
Other revenues	136	4	1	141
Other expenses	407	6	5	418
Income (loss) before income tax expense (benefit)	$51	$(1)	$(7)	$43

Assets	$22,570	$72	$2,051	$24,693

At or for the Three Months Ended March 31, 2019
Interest income	$954	$3	$(1)	$956
Interest expense	229	2	5	236
Provision for finance receivable losses	276	—	10	286
Net interest income after provision for finance receivable losses	449	1	(16)	434
Other revenues *	146	8	(6)	148
Other expenses	363	12	5	380
Income (loss) before income tax expense (benefit)	$232	$(3)	$(27)	$202

Assets	$19,197	$95	$2,066	$21,358
* Other revenues in Other includes the gain on the February 2019 Real Estate Loan Sale as well as the impairment adjustments on the remaining loans in held for sale in 2019.

16. Fair Value Measurements

The accounting policies of our Fair Value Measurements are the same as those disclosed in Note 3 and Note 20 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2020
Assets
Cash and cash equivalents	$4,185	$18	$—	$4,203	$4,203
Investment securities	35	1,763	2	1,800	1,800
Net finance receivables, less allowance for finance receivable losses	—	—	18,369	18,369	16,087
Restricted cash and restricted cash equivalents	575	—	—	575	575
Other assets *	—	—	70	70	69

Liabilities
Long-term debt	$—	$19,980	$—	$19,980	$20,443

December 31, 2019
Assets
Cash and cash equivalents	$1,159	$68	$—	$1,227	$1,227
Investment securities	45	1,835	4	1,884	1,884
Net finance receivables, less allowance for finance receivable losses	—	—	19,319	19,319	17,560
Restricted cash and restricted cash equivalents	405	—	—	405	405
Other assets *	—	—	84	84	74

Liabilities
Long-term debt	$—	$18,509	$—	$18,509	$17,212
*Other assets at March 31, 2020 and December 31, 2019 includes finance receivables held for sale and miscellaneous receivables related to our liquidating loan portfolios.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2020
Assets
Cash equivalents in mutual funds	$3,951	$—	$—	$3,951
Cash equivalents in securities	—	18	—	18
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	89	—	89
Commercial paper	—	76	—	76
Non-U.S. government and government sponsored entities	—	139	—	139
Corporate debt	4	1,051	—	1,055
RMBS	—	217	—	217
CMBS	—	63	—	63
CDO/ABS	—	81	1	82
Total available-for-sale securities	4	1,727	1	1,732
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	18	—	18
RMBS	—	1	—	1
CDO/ABS	—	13	—	13
Total bonds	—	33	—	33
Preferred stock	12	3	—	15
Common stock	19	—	—	19
Other long-term investments	—	—	1	1
Total other securities	31	36	1	68
Total investment securities	35	1,763	2	1,800
Restricted cash in mutual funds	573	—	—	573
Total	$4,559	$1,781	$2	$6,342

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2019
Assets
Cash equivalents in mutual funds	$775	$—	$—	$775
Cash equivalents in securities	—	68	—	68
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Certificates of deposit and commercial paper	—	91	—	91
Non-U.S. government and government sponsored entities	—	147	—	147
Corporate debt	5	1,093	—	1,098
RMBS	—	217	—	217
CMBS	—	57	—	57
CDO/ABS	—	85	—	85
Total available-for-sale securities	5	1,793	—	1,798
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	23	1	24
RMBS	—	1	—	1
CDO/ABS	—	12	2	14
Total bonds	—	37	3	40
Preferred stock	14	5	—	19
Common stock	26	—	—	26
Other long-term investments	—	—	1	1
Total other securities	40	42	4	86
Total investment securities	45	1,835	4	1,884
Restricted cash in mutual funds	403	—	—	403
Total	$1,223	$1,903	$4	$3,130

Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2020 and the 2019 period, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three months ended March 31, 2020 and 2019.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 20 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K for information regarding our methods and assumptions used to estimate fair value.

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

•risks associated with the COVID-19 pandemic and the mitigation efforts by governments to the pandemic and related effects on us, our customers, and employees;

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

•changes in federal, state, or local laws, regulations, or regulatory policies and practices that adversely affect our ability to conduct business or the manner in which we currently are permitted to conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the Tax Act and the CARES Act;

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this report and in the documents we file with the SEC, including our 2019 Annual Report on Form 10-K, that could cause actual results to differ before making an investment decision to purchase our securities and should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. At March 31, 2020, we had approximately 2.40 million personal loans, of which 52% were secured by titled property, representing $18.3 billion of net finance receivables, compared to approximately 2.44 million personal loans, of which 52% were secured by titled property, totaling $18.4 billion at December 31, 2019.

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

Our non-originating legacy products include:

•Other Receivables — We ceased originating real estate loans in 2012 and we continue to service or sub-service liquidating real estate loans.

OUR SEGMENT

Beginning in the fourth quarter of 2019, C&I is our only reportable segment. The remaining components (which we refer to as “Other”) consist of (i) our liquidating SpringCastle Portfolio servicing activity and (ii) our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segment.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Cash Dividends to OMH's Common Stockholders

For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Stock Repurchase Program

During the quarter ended March 31, 2020, the OMH Board of Directors approved a stock repurchase program, which allowed us to repurchase up to $200 million of OMH’s outstanding common stock. See Note 11 of the Notes to the Condensed Consolidated Financial Statements and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report for further information on our shares repurchased.

Appointment of Member of the SFC Board of Directors and Executive Vice President of SFC

On January 2, 2020, Adam L. Rosman was appointed to the SFC Board of Directors and as Executive Vice President. Mr. Rosman replaced John C. Anderson, who resigned as a member of SFC's board of directors and as Executive Vice President on January 2, 2020.

OUTLOOK

COVID-19 has evolved into a global pandemic and has spread to many regions of the world, including the United States. We are closely tracking the evolving impact of COVID-19 and are focused on helping our customers and employees through these difficult times. We are generally classified as an essential business by government authorities as we play a vital role by providing over 2.4 million personal loans to hardworking Americans in hundreds of local communities where we have over 1,500 branches that are located in 44 states as of March 31, 2020. Our central operations remain operational and essentially all our branches remain open.

As it became apparent COVID-19 would have an impact to our business and our customers, we took active and decisive steps to implement an immediate COVID-19 operational response to:

•Maintain strong capital and liquidity: We have a strong balance sheet and liquidity profile as a result of numerous actions taken over the last several years to increase conduit lines, deleverage and extend our maturities. We elected to draw an aggregate $3.5 billion under our conduit facilities as of March 31, 2020 as a prudent measure in order to increase liquidity and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. It has been the long-term strategy of the Company to run a conservative balance sheet which places a premium on safety and a long liquidity runway. As a result, we had $4.2 billion of cash and cash equivalents as of March 31, 2020, which we believe is sufficient to run our operation under numerous stress scenarios through 2021. We believe our liquidity runway could be further extended with our $3.6 billion of undrawn committed capacity under our revolving conduit facilities and our $6.1 billion of unencumbered personal loans.

•Tighten underwriting: We actively monitor the changing economic environment and adjust our underwriting standards accordingly. We quickly took steps to tighten underwriting standards and reduce originations to higher risk categories of lending. We are using our decades of experience and proprietary data to serve our customers while maintaining an appropriately conservative portfolio risk-management program.

•Continuous stress testing: It is our practice to stress test our portfolio regularly. For the last several years, our underwriting models have incorporated the estimated impacts of a potential downturn, such that our pre-provision return suggests we maintain profitability with a 100% increase in losses.

•Focus on serving our customers: Our top priority is to service and care for our current customers. We actively engaged with other lenders to put forward solutions to help our customers through this difficult time. We have taken steps to enhance our servicing capacity by shifting branch team members toward a greater focus on servicing existing loans. This is in addition to our employees who are already solely focused on servicing, which we believe is a clear differentiator for us and will lead to better outcomes for our customers and for our business. In addition, we have enhanced our borrower assistance program to ensure that we can help customers who are immediately impacted by the coronavirus, including offering reduced and deferred payment options, waiving late fees for payments due March 15, 2020 through April 30, 2020, and suspending credit bureau reporting for newly delinquent accounts. The enrollment in our borrower assistance program may increase in the near term, which may also adversely affect our income and other results of operations.

•Deploy business continuity plans: We deployed business continuity plans to ensure operational flexibility through any environment, including the ability to work remotely. Our hybrid operating model, with fully scaled branch and central operations teams, can dynamically reroute application and servicing capabilities to service centers and branches across the United States. Although a small number of branches have been temporarily closed and reopened for a variety of reasons, from deep cleaning to government mandate, all of our teams, both branch and central operations, remain operational today. We continue to serve our customers by appointment while maintaining social distancing and other safety protocols to keep our employees and customers safe.

Certain preliminary borrower trends have emerged in connection with the COVID-19 pandemic. A tightening of our underwriting standards, combined with significantly lower consumer demand, has led to a significant reduction in originations volume. However, delinquencies have declined thus far in April 2020 when compared to March 2020 due in part to our enhanced borrower assistance program and to increased cash payments.

As a result of the COVID-19 pandemic, we expect near term impacts to affect our originations, reserves, and involuntary unemployment insurance claims. Our credit tightening measures, combined with reduced customer demand, may result in lower originations as “stay at home” orders remain in place and economic uncertainty remains high. We may experience further changes to the macroeconomic assumptions within our forecast used in our credit loss allowance model, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for loan losses, reserve rate, and provision expense.

The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the mitigation efforts by government entities, as well as our own immediate COVID-19 operational response. We have and will continue to take active and decisive steps in this time of uncertainty and remain committed to the safety of our employees, while also continuing to serve our customers by remaining open with appropriate protective protocols in place. We have served working Americans for many decades at scale, through both changing economic conditions and natural disasters, and will continue to remain focused on our strategic priorities of strong liquidity, disciplined underwriting, and serving our customers.

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

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2020	2019

Interest income	$1,106	$956
Interest expense	255	236
Provision for finance receivable losses	531	286
Net interest income after provision for finance receivable losses	320	434
Other revenues	141	148
Other expenses	418	380
Income before income taxes	43	202
Income taxes	11	50
Net income	$32	$152

Share Data:
Earnings per share:
Diluted	$0.24	$1.11

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,269	$16,136
Number of accounts	2,400,536	2,326,835
Average net receivables	$18,380	$16,146
Yield	24.17%	23.92%
Gross charge-off ratio	7.35%	7.82%
Recovery ratio	(0.90)%	(0.70)%
Net charge-off ratio	6.45%	7.12%
30-89 Delinquency ratio	2.25%	1.93%
Origination volume	$2,589	$2,582
Number of accounts originated	276,773	276,329
Debt balances:
Long-term debt balance	$20,443	$16,117
Average daily debt balance	17,675	15,839
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three Months Ended March 31, 2020 and 2019

Interest income increased $150 million or 16% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to growth in our loan portfolio.

Interest expense increased $19 million or 8% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to an increase in average debt of $1.8 billion, which was issued at a lower cost than our average cost of funds and is consistent with the growth in our loan portfolio.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses increased $245 million or 86% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to the impact of COVID-19 on our estimated allowance for loan loss requirement as we have incorporated unfavorable forecasted economic trends, including a rise in unemployment, and as a result, our allowance for finance receivable losses as a percentage of finance receivables in the current period increased from 10.6% to 11.9%.

Other revenues decreased $7 million or 5% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to a $17 million decrease in investment revenue primarily driven by mark-to-market losses on equity investment securities and an $11 million decrease related to the net gain on sale of a cost method investment in the prior period. The decrease was partially offset by a $21 million increase related to the net loss on repurchases and repayments of debt in the prior period and a $7 million increase in insurance products sold due to higher loan volume.

Other expenses increased $38 million or 10% for the three months ended March 31, 2020 when compared to the same period in 2019 due to a $23 million increase in insurance policy benefits and claims primarily related to an increase in involuntary unemployment insurance claims reserves, a $10 million increase in our marketing initiatives, and our continued investment in our business operations.

Income taxes decreased $39 million or 78% for the three months ended March 31, 2020 when compared to the same period in 2019 due to lower pre-tax income in the current period. The effective tax rate for the three months ended March 31, 2020 was 24.3% compared to 24.8% for the same period in 2019. The effective tax rates for the three months ended March 31, 2020 and 2019 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

NON-GAAP FINANCIAL MEASURES

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes direct costs incurred as result of COVID-19, net loss resulting from repurchases and repayments of debt, acquisition-related transaction and integration expenses, net gain on sale of cost method investment, restructuring charges, and net loss on sale of real estate loans. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segment.

Management also uses adjusted pretax income (loss) excluding the change in allowance for finance receivables losses (“pretax capital generation”), a non-GAAP financial measure, as a key performance measure of our segment. This measure represents adjusted pretax income as discussed above and excludes the change in our allowance for finance receivable losses in the period while still considering the net charge-offs incurred during the period. Management believes that pretax capital generation is useful in assessing the capital created in the period impacting the overall capital adequacy of the Company. Management believes that the Company’s reserves, combined with our equity represent the loss absorption of the Company.

Management utilizes both adjusted pretax net income (loss) and pretax capital generation in evaluating our performance. Additionally, both of these non-GAAP measures are consistent with the performance goals established in OMH’s executive compensation program. Adjusted pretax income (loss) and pretax capital generation are non-GAAP financial measures and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

OMH's reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment and Consumer and Insurance pretax capital generation (non-GAAP) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$51	$232
Adjustments:
Direct costs associated with COVID-19	3	—
Acquisition-related transaction and integration expenses	6	6
Net loss on repurchase and repayment of debt	—	16
Net gain on sale of cost method investment	—	(11)
Restructuring charges	—	3
Adjusted pretax income (non-GAAP)	$60	$246

Provision for finance receivable losses	$530	$276
Net charge-offs	(296)	(284)
Pretax capital generation (non-GAAP)	$294	$238

Other
Loss before income taxes - Segment Accounting Basis	$(1)	$(3)
Adjustments:
Net loss on sale of real estate loans *	—	1
Adjusted pretax loss (non-GAAP)	$(1)	$(2)
* During the three months ended March 31, 2019, the resulting impairment on finance receivables held for sale remaining after the February 2019 Real Estate Loan Sale has been combined with the gain on the sale. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the real estate loan sale.

Direct costs associated with COVID-19 include (i) information technology costs to transition employees to work remotely, (ii) branch, central operations, and corporate locations sanitization services and supplies, and (iii) other costs and fees directly related to COVID-19.

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

Segment Results

The results of SFC are consolidated into the results of OMH. Due to the nominal differences between SFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for the reconciliation of results of SFC to OMH.

See Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K for a description of our segments and methodologies used to allocate revenues and expenses to each segment. See Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report for reconciliations of segment total to condensed consolidated financial statement amounts.

CONSUMER AND INSURANCE

OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2020	2019

Interest income	$1,101	$954
Interest expense	249	229
Provision for finance receivable losses	530	276
Net interest income after provision for finance receivable losses	322	449
Other revenues	136	151
Other expenses	398	354
Adjusted pretax income (non-GAAP)	$60	$246

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,283	$16,170
Number of accounts	2,400,536	2,326,835
Average net receivables	$18,397	$16,179
Yield	24.07%	23.92%
Gross charge-off ratio	7.36%	7.92%
Recovery ratio	(0.90)%	(0.81)%
Net charge-off ratio	6.46%	7.11%
30-89 Delinquency ratio	2.26%	1.94%
Origination volume	$2,589	$2,582
Number of accounts originated	276,773	276,329
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three Months Ended March 31, 2020 and 2019

Interest income increased $147 million or 15% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to growth in our loan portfolio.

Interest expense increased $20 million or 9% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to an increase in average debt of $1.8 billion, which was issued at a lower cost than our average cost of funds and is consistent with the growth in our loan portfolio.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions and our revolving conduit facilities.

Provision for finance receivable losses increased $254 million or 92% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to the impact of COVID-19 on our estimated allowance for loan loss requirement as we have incorporated unfavorable forecasted economic trends, including a rise in unemployment, and as a result, our allowance for finance receivable losses as a percentage of finance receivables in the current period increased from 10.6% to 11.9%.

Other revenues decreased $15 million or 10% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to an $18 million decrease in investment revenue primarily driven by mark-to-market losses on equity investment securities offset by a $7 million increase in insurance products sold due to higher loan volume.

Other expenses increased $44 million or 12% for the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to a $23 million increase in insurance policy benefits and claims primarily related to an increase in involuntary unemployment insurance claims reserves, a $10 million increase in our marketing initiatives, and our continued investment in our business operations.

OTHER

“Other” consists of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which includes primarily our liquidating real estate loans.

OMH's adjusted pretax loss of the Other components on an adjusted Segment Accounting Basis was as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019

Interest income	$2	$3
Interest expense	1	2
Net interest income after provision for finance receivable losses	1	1
Other revenues	4	9
Other expenses	6	12
Adjusted pretax loss (non-GAAP)	$(1)	$(2)
Net finance receivables of the Other components, reported in “Other assets,” on a Segment Accounting Basis were as follows:

	March 31,
(dollars in millions)	2020	2019

Net finance receivables held for sale:
Other receivables	$63	$79

Credit Quality

The results of SFC are consolidated into the results of OMH. Due to the nominal differences between SFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for the reconciliation of results of SFC to OMH.

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $18.3 billion at March 31, 2020 and $18.4 billion at December 31, 2019. Our personal loans are non-revolving, with a fixed-rate, a fixed term of three to six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

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

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment (a)	GAAP Basis

March 31, 2020
Current	$17,475	$(12)	$17,463
30-59 days past due	246	(1)	245
Delinquent (60-89 days past due)	167	—	167
Performing	17,888	(13)	17,875

Nonperforming (90+ days past due)	395	(1)	394
Total net finance receivables	$18,283	$(14)	$18,269

Delinquency ratio
30-89 days past due	2.26%	(b)	2.25%
30+ days past due	4.42%	(b)	4.41%
60+ days past due	3.07%	(b)	3.07%
90+ days past due	2.16%	(b)	2.16%

December 31, 2019
Current	$17,578	$(28)	$17,550
30-59 days past due	273	(1)	272
Delinquent (60-89 days past due)	182	(1)	181
Performing	18,033	(30)	18,003

Nonperforming (90+ days past due)	388	(2)	386
Total net finance receivables	$18,421	$(32)	$18,389

Delinquency ratio
30-89 days past due	2.47%	(b)	2.46%
30+ days past due	4.58%	(b)	4.56%
60+ days past due	3.09%	(b)	3.08%
90+ days past due	2.11%	(b)	2.10%
(a) As a result of the adoption of ASU 2016-13, we converted all purchased credit impaired finance receivables to purchased credit deteriorated finance receivables in accordance with ASC Topic 326, which resulted in the gross-up of net finance receivables and allowance for finance receivable losses of $15 million on January 1, 2020. See Notes 3, 4, and 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on the adoption of ASU 2016-13 included in this report.
(b) Not applicable

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables, effective with the adoption of ASU 2016-13 on January 1, 2020. Prior to the adoption of ASU 2016-13, we estimated and recorded an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon our continual review of the growth and contractual delinquency of the finance receivable portfolio and changes in economic conditions.

Our current methodology to estimate expected credit losses utilized macroeconomic forecasts as of March 31, 2020, which incorporated the potential impact that the COVID-19 pandemic could have on the U.S. economy. Our forecast utilized economic projections from a major rating service, and considered a spike in the second quarter unemployment rate followed by a recovery over the second half of the year, partially offset by positive impacts of the CARES Act, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. As a result, our allowance for finance receivable losses as a percentage of finance receivables increased from 10.6% to 11.9%. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for loan losses, reserve rate and provision expense.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2020
Balance at beginning of period	$849	$(20)	$829
Impact of adoption of ASU 2016-13 (a)	1,119	(1)	1,118
Provision for finance receivable losses	530	1	531
Charge-offs	(337)	—	(337)
Recoveries	41	—	41
Balance at end of period	$2,202	$(20)	$2,182

Allowance ratio	12.05%	(b)	11.95%

Three Months Ended March 31, 2019
Balance at beginning of period	$773	$(42)	$731
Provision for finance receivable losses	276	10	286
Charge-offs	(316)	5	(311)
Recoveries	32	(5)	27
Balance at end of period	$765	$(32)	$733

Allowance ratio	4.73%	(b)	4.54%
(a) As a result of the adoption of ASU 2016-13, we recorded a one-time adjustment to the allowance for finance receivable losses. Additionally, we converted all purchased credit impaired finance receivables to purchased credit deteriorated finance receivables in accordance with ASC Topic 326, which resulted in the gross-up of net finance receivables and allowance for finance receivable losses of $15 million on January 1, 2020. See Notes 3, 4, and 5 of the Notes to the Condensed Consolidated Financial Statements for additional information on the adoption of ASU 2016-13 included in this report.
(b) Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions (after adoption of ASU 2016-13) are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables increased from prior periods due to the adoption of ASU 2016-13.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

March 31, 2020
TDR net finance receivables	$744	$(56)	$688
Allowance for TDR finance receivable losses	326	(24)	302

December 31, 2019
TDR net finance receivables	$721	$(63)	$658
Allowance for TDR finance receivable losses	292	(20)	272

DISTRIBUTION OF FINANCE RECEIVABLES BY FICO SCORE

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including prime, near prime, and sub-prime. While management does not utilize FICO scores to manage credit quality, we have presented the following on how we group FICO scores into said categories for comparability purposes across our industry:

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

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	March 31, 2020	December 31, 2019

FICO scores
660 or higher	$3,820	$3,951
620-659	4,568	4,683
619 or below	9,881	9,755
Total	$18,269	$18,389

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

We have previously purchased portions of our unsecured indebtedness, and we may elect to purchase additional portions of our unsecured indebtedness or securitized borrowings in the future. Future purchases may be made through the open market, privately negotiated transactions with third parties, or pursuant to one or more tender or exchange offers, all of which are subject to terms, prices, and consideration we may determine at our discretion.

During the three months ended March 31, 2020, OMH generated net income of $32 million. OMH net cash inflow from operating and investing activities totaled $369 million for the three months ended March 31, 2020. At March 31, 2020, our scheduled principal and interest payments for 2020 on our existing debt (excluding securitizations and borrowings under our revolving conduit facilities) totaled $1.5 billion. As of March 31, 2020, we had $6.1 billion UPB of unencumbered personal loans and $116 million UPB of unencumbered real estate loans. These real estate loans are classified as held for sale and reported in “Other assets.”

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 12 months.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2020, we did not terminate, cancel or enter into any new securitizations or conduit facilities. At March 31, 2020, we had $12.0 billion in UPB of finance receivables pledged as collateral for our securitization transactions and conduit draws.

At March 31, 2020, an aggregate of $3.5 billion was drawn under our conduit facilities and the remaining borrowing capacity is $3.6 billion.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt and conduit facilities.

Shares Repurchased and Retired

During the three months ended March 31, 2020, OMH repurchased and retired 2,031,698 shares of its common stock at an average price per share of $22.30, for an aggregate total of approximately $45 million, including commissions and fees. To provide funding for the OMH stock repurchase and retirement program, the SFC Board of Directors authorized multiple dividend payments in the aggregate amount of $45 million. For additional information regarding the shares repurchased see Note 11 of the Notes to the Condensed Consolidated Financial Statements and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividends to OMH's Common Stockholders

As of March 31, 2020, dividend declarations for the current year by OMH's board of directors were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 10, 2020	February 26, 2020	March 13, 2020	$2.83	*	$386
* On February 10, 2020 dividend declaration consisted of a regular quarterly dividend of $0.33 per share and a special dividend of $2.50 per share.

To provide funding for the dividends, SFC paid dividends to OMH of $386 million on March 12, 2020.

On April 27, 2020, OMH declared a regular quarterly dividend of $0.33 per share payable on June 12, 2020 to record holders of OMH's common stock as of the close of business on May 29, 2020. To provide funding for the OMH dividend, the SFC Board of Directors authorized a dividend in the amount of up to $45 million payable on or after June 9, 2020.

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

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $565 million for the three months ended March 31, 2020 reflected net income of $32 million, the impact of non-cash items, and an unfavorable change in working capital of $45 million. Net cash provided by operations of $548 million for the three months ended March 31, 2019 reflected net income of $152 million, the impact of non-cash items, and a favorable change in working capital of $17 million.

OMH's Investing Activities

Net cash used for investing activities of $196 million for the three months ended March 31, 2020 and $305 million for the three months ended March 31, 2019 were primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales, and maturities of available-for-sale securities.

OMH's Financing Activities

Net cash provided by financing activities of $2.8 billion for the three months ended March 31, 2020 was primarily due to net issuances of long-term debt offset by the quarterly and special cash dividends paid, and the cash paid on the common stock repurchased in the quarter. Net cash provided by financing activities of $863 million for the three months ended March 31, 2019 were primarily due to net issuances of long-term debt offset by the quarterly cash dividends paid.

OMH's Cash and Investments

At March 31, 2020, we had $4.2 billion of cash and cash equivalents, which included $181 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2020, we had $1.8 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

Liquidity Risks and Strategies

SFC’s credit ratings are non-investment grade, which may have a significant impact on our cost and access to capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness. There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks are further described in our “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our 2019 Annual Report on Form 10-K.

Principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing strategies that are further described in our “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our 2019 Annual Report on Form 10-K.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay any dividends during the three months ended March 31, 2020 and 2019. On March 7, 2019, we entered into a share purchase agreement to sell all of the issued and outstanding shares of our former insurance subsidiary, Merit. The transaction closed on December 31, 2019. Merit also did not pay any dividends during the three months ended March 31, 2019. See Note 12 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K for more information on state regulation restrictions and the Merit sale.

OUR DEBT AGREEMENTS

The debt agreements to which SFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K for more information on the restrictive covenants under SFC’s debt agreements, as well as the guarantees of SFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933. As of March 31, 2020, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$314	$320	3.78%	5 years
SLFT 2016-A	532	559	120	167	3.72%	2 years
SLFT 2017-A	652	685	619	685	2.98%	3 years
OMFIT 2015-3	293	329	293	325	4.21%	5 years
OMFIT 2016-1	500	570	110	192	5.13%	3 years
OMFIT 2016-3	350	397	317	391	4.33%	5 years
OMFIT 2017-1	947	988	630	663	2.70%	2 years
OMFIT 2018-1	632	650	600	651	3.60%	3 years
OMFIT 2018-2	368	381	350	381	3.87%	5 years
OMFIT 2019-1	632	654	600	654	3.79%	2 years
OMFIT 2019-2	900	947	900	947	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
ODART 2017-2	605	624	193	227	3.22%	1 year
ODART 2018-1	947	964	900	964	3.56%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$9,198	$9,726	$7,396	$8,209
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of March 31, 2020.

Revolving Conduit Facilities
In addition to the structured financings, we have access to 14 revolving conduit facilities with a total borrowing capacity of approximately $7.1 billion as of March 31, 2020:

(dollars in millions)	Advance Maximum Balance	Amount Drawn	Revolving Period End	Due and Payable

Rocky River Funding, LLC	$400	$400	April 2022	May 2023
OneMain Financial Funding IX, LLC	650	—	June 2022	July 2023
Mystic River Funding, LLC	850	500	September 2022	October 2025
Fourth Avenue Auto Funding, LLC	200	200	June 2022	July 2023
OneMain Financial Funding VIII, LLC	650	200	August 2021	September 2023
Thayer Brook Funding, LLC	250	200	July 2021	August 2022
Hubbard River Funding, LLC	250	250	September 2021	October 2023
Seine River Funding, LLC	650	250	October 2021	November 2024
New River Funding, LLC	250	—	March 2022	April 2027
Hudson River Funding, LLC	500	250	June 2022	July 2025
Columbia River Funding, LLC	500	250	September 2022	October 2025
St. Lawrence River Funding, LLC	250	250	October 2022	November 2024
OneMain Financial Funding VII, LLC	850	500	January 2023	February 2025
OneMain Financial Auto Funding I, LLC	850	250	February 2023	March 2030
Total	$7,100	$3,500

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the transaction completed subsequent to March 31, 2020.

Off-Balance Sheet Arrangements

We have no other material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2020 or December 31, 2019.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate the allowance for finance receivable losses primarily on historical loss experience using a cumulative loss model applied to our finance receivable portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our finance receivables are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include collateral mix and recent credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies solely on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses. We also consider key economic trends including unemployment rates and bankruptcy filings. Forecasted macroeconomic conditions extend to our reasonable and supportable forecast period and revert to a historical average. No new volume is assumed. Renewals are a significant piece of our new volume and are considered a terminal event of the previous loan. We have elected not to measure an allowance on accrued finance charges as it is our policy to reverse finance charge amounts previously accrued after four contractual payments become past due.

Management exercises its judgment when determining the amount of the allowance for finance receivable losses. Our judgment is based on quantitative analyses, qualitative factors, such as recent portfolio, industry, and other economic trends, and experience in the consumer finance industry. We adjust the amounts determined by our model for management’s estimate of the effects of model imprecision which include but are not limited to, any changes to underwriting criteria and portfolio seasoning.

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

The allowance for finance receivable losses related to our TDR finance receivables represents loan-specific reserves based on an analysis of the present value of expected future cash flows. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDR finance receivables. The primary assumptions for our model are prepayment speeds, default rates, and loss severity rates.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to the Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts and seasonality of demand. Demand for our personal loans is usually lower in January and February after the holiday season and as a result of tax refunds. Delinquencies on our personal loans are generally lower in the first and second quarters and tend to rise throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year. Our normal seasonality trends may be affected by COVID-19.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II - Item 7A included in our 2019 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

CONTROLS AND PROCEDURES OF ONEMAIN HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information OMH is required to disclose in reports that OMH files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2020, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of March 31, 2020 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

CONTROLS AND PROCEDURES OF SPRINGLEAF FINANCE CORPORATION

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information SFC is required to disclose in reports that SFC files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2020, SFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of SFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that SFC's disclosure controls and procedures were effective as of March 31, 2020 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in SFC's internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, SFC's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

In light of recent developments related to COVID-19 and the adoption of ASU 2016-13, we are supplementing our risk factors. The following supplemental risk factors should be read in conjunction with the risk factors contained in Item 1A and the information under “Forward-Looking Statements” in our 2019 Annual Report, as filed with the SEC on February 14, 2020.

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic is adversely affecting consumer finance businesses including OneMain.

The COVID-19 pandemic has resulted in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities have taken a number of steps to combat or slow the spread of the COVID-19 pandemic, including shutdowns of non-essential businesses, stay at home orders, social distancing measures, and other actions which have disrupted economic activity. These disruptions have resulted in a significant reduction in the number of customers at our branch locations and lower demand for our products, which, combined with our recent credit tightening, has decreased our loan originations. The COVID-19 pandemic has also resulted in higher unemployment in the United States, which we expect will result in increased delinquencies and credit losses on loans outstanding. In addition, if significant portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, there may be servicing and other disruptions to our business.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In April 2020, we announced programs to support customers and communities suffering from the effects of the COVID-19 pandemic, including offering reduced and deferred payment options for customers negatively impacted by COVID-19, waiving late fees for payments due March 15 through April 30, 2020, and suspending credit bureau reporting for newly delinquent accounts in March and April 2020. All of the foregoing may adversely affect our income and other results of operations in the near term or make collection of our personal loans more difficult or reduce income received from such loans or our ability to obtain financing with respect to such loans.

The COVID-19 pandemic has also caused significant recent volatility in financial markets and adverse economic conditions and may have significant long-term adverse effects on the U.S. economy, including increased instability in capital markets, declines in business and consumer confidence, reductions in economic activity, increased unemployment and recession, any of which may adversely affect our ability to access the capital markets and could have an adverse impact on our liquidity, our income and our ability to support our operations and other negative impacts on our financial position, results of operations, and prospects. Further, sustained adverse effects from the COVID-19 pandemic may also prevent us from satisfying our regulatory and other supervisory requirements or result in downgrades in our credit ratings.

We are unable to estimate the extent of the adverse impact of the COVID-19 pandemic on our business and operations at this time.

If our estimates of allowance for finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and current and forecasted economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance from ASC 326, Financial Instruments – Credit Losses, which requires us to measure expected credit losses for financial assets at each reporting date. The allowance is primarily based on historical experience, current conditions, and our reasonable and supportable forecast of economic conditions. If customer behavior changes as a result of economic conditions and if we are unable to accurately predict how the unemployment rate, personal bankruptcy filings, and general economic conditions may affect our allowance for finance receivable losses, our allowance for finance receivable losses may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

RISKS RELATED TO FINANCIAL REPORTING

Our valuations may include methodologies, models, estimations and assumptions which are subject to differing interpretations and could result in changes to financial assets and liabilities that may materially adversely affect our results of operations and financial condition.

The allowance for finance receivable losses is a critical accounting estimate which requires us to use significant estimates and assumptions to determine the appropriate level of allowance. We estimate the allowance for finance receivable losses primarily on historical loss experience using a cumulative loss model applied to our finance receivable portfolio. Our gross loss expectation is offset by the estimate of future recoveries using historical recovery curves on the active portfolio along with accounts that were previously charged-off. We adjust the amounts determined by the model for the impact of management’s economic forecast, such as the levels of unemployment and personal bankruptcy filings, and the effects of model imprecision which include any changes to underwriting criteria and portfolio seasoning. If we are unable to predict certain of these assumptions accurately, our allowance for finance receivable losses may be inadequate. If actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations, financial condition, and liquidity could be adversely affected.

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

There have been no other material changes to our risk factors included in Part I, Item 1A of our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our common stock during the period covered by this Quarterly Report on Form 10-Q.

Shares Repurchased and Retired

During the three months ended March 31, 2020, the OMH Board of Directors approved a stock repurchase program, which allowed us to repurchase up to $200 million of OMH’s outstanding common stock, with no stated expiration. On March 20, 2020, OMH temporarily suspended its stock repurchase program. OMH retains the right to reinstate the stock repurchase program as circumstances change. For additional information regarding shares repurchased during the period, see Notes 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

The following table presents information regarding repurchases of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price paid per Share	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	$—
February 1 - February 29	—	—	—
March 1 - March 31	2,031,698	22.30	$154,687,295
Total	2,031,698	$22.30

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibit Index.

Exhibit Number	Description

10.1	Letter Agreement by and between OneMain General Services Corporation and Rajive Chadha, dated June 4, 2019*

10.2	Consulting Agreement by and between OneMain Holdings, Inc., OneMain General Services Corporation, and John C. Anderson, dated February 13, 2020*

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of Springleaf Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of Springleaf Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of Springleaf Finance Corporation

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
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

OMH Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	April 29, 2020	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

SFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINGLEAF FINANCE CORPORATION
(Registrant)

Date:	April 29, 2020	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)