Form 10-Q
period 2020-06-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2020-07-30
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from to

Commission file number
001-36129 (OneMain Holdings, Inc.)
001-06155 (OneMain Finance Corporation)

ONEMAIN HOLDINGS, INC.
ONEMAIN FINANCE CORPORATION*
(Exact name of registrant as specified in its charter)

Delaware (OneMain Holdings, Inc.)	27-3379612
Indiana (OneMain Finance Corporation)	35-0416090
(State of incorporation)	(I.R.S. Employer Identification No.)
601 N.W. Second Street, Evansville, IN 47708
(Address of principal executive offices) (Zip code)

(812) 424-8031
(Registrant’s telephone number, including area code)

*SPRINGLEAF FINANCE CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

OneMain Holdings, Inc.:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OMF	New York Stock Exchange
OneMain Finance Corporation: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
OneMain Holdings, Inc.      Yes ☑ No ☐
OneMain Finance Corporation      Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
OneMain Holdings, Inc.      Yes ☑ No ☐
OneMain Finance Corporation      Yes ☑ No ☐

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
OneMain Finance Corporation:
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
OneMain Finance Corporation      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
OneMain Holdings, Inc.     Yes ☐ No ☑
OneMain Finance Corporation     Yes ☐ No ☑

At July 23, 2020, there were 134,322,410 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At July 23, 2020, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2019 Annual Report on Form 10-K	Combined OMH and OMFC Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
8.25% Senior Notes due 2020	$1.0 billion of 8.25% Senior Notes due 2020 issued by OMFC on April 11, 2016 and guaranteed by OMH
8.875% Senior Notes due 2025	$600 million of 8.875% Senior Notes due 2025 issued by OMFC on May 14, 2020 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction	the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Base Indenture	OMFC Indenture, dated as of December 3, 2014
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law by President Trump on March 27, 2020
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
COVID-19	the global outbreak of a novel strain of coronavirus
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2019 Real Estate Loan Sale	OMFC and certain of its subsidiaries sold a portfolio of real estate loans with a carrying value of $16 million, classified in finance receivables held for sale, for aggregate cash proceeds of $19 million on February 5, 2019
FICO score	a credit score created by Fair Isaac Corporation
Fortress	Fortress Investment Group LLC
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Other Notes, and the 6.00% Senior Notes due 2020, which were redeemed in full on April 15, 2019
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Merit	Merit Life Insurance Co., a former insurance subsidiary of OMFC. In the fourth quarter of 2019, the Company sold all of the issued and outstanding shares in Merit to a third party

Term or Abbreviation	Definition

Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation (formerly Springleaf Finance Corporation)
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain Acquisition	Acquisition of OneMain Financial Holdings, LLC from CitiFinancial Credit Company, effective November 1, 2015
Other securities	securities for which the fair value option was elected and equity securities. Other securities recognize unrealized gains and losses in investment revenues
Other Notes	collectively, the 8.25% Senior Notes due 2023 and the 7.75% Senior Notes due 2021, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by OMFC and guaranteed by OMH
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Settlement Agreement	a Settlement Agreement with the U.S. Department of Justice entered into by OMH and certain of its subsidiaries on November 13, 2015, in connection with the OneMain Acquisition
SFC	Springleaf Finance Corporation (as of July 1, 2020, SFC has been renamed to OMFC)
SFH	Springleaf Financial Holdings, LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress that sold 54,937,500 shares of OMH's common stock to the Apollo-Värde Group in the Apollo-Värde Transaction
SFI	Springleaf Finance, Inc.
Share Purchase Agreement	a share purchase agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and the Company to acquire from SFH 54,937,500 shares of OMH's common stock that was issued and outstanding as of such date, representing the entire holdings of OMH's stock beneficially owned by Fortress
SLFT	Springleaf Funding Trust
SMHC	Springleaf Mortgage Holding Company and subsidiaries
SpringCastle Interests Sale	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures
collectively, the following supplements to the Base Indenture: First Supplemental Indenture, dated as of December 3, 2014; Second Supplemental Indenture, dated as of April 11, 2016; Third Supplemental Indenture, dated as of May 15, 2017; Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; and Tenth Supplemental Indenture, dated as of May 14, 2020

Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Tenth Supplemental Indenture	Tenth Supplemental Indenture, dated as of May 14, 2020, to the Base Indenture
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan

Term or Abbreviation	Definition

UPB	unpaid principal balance for interest bearing accounts and the gross remaining contractual payments less the unaccreted balance of unearned finance charges for precompute accounts
Värde	Värde Partners, Inc.
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2020	December 31, 2019

Assets
Cash and cash equivalents	$2,740	$1,227
Investment securities (includes available-for-sale securities with a fair value of $1.8 billion and amortized cost basis of $1.7 billion in 2020)	1,862	1,884
Net finance receivables (includes loans of consolidated VIEs of $8.9 billion in 2020 and $8.4 billion in 2019)	17,721	18,389
Unearned insurance premium and claim reserves	(791)	(793)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.1 billion in 2020 and $340 million in 2019)	(2,324)	(829)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,606	16,767
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $459 million in 2020 and $400 million in 2019)	487	405
Goodwill	1,422	1,422
Other intangible assets	324	343
Other assets	1,067	769
Total assets	$22,508	$22,817

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $7.8 billion in 2020 and $7.6 billion in 2019)	$18,010	$17,212
Insurance claims and policyholder liabilities	630	649
Deferred and accrued taxes	124	34
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2020 and $14 million in 2019)	573	592
Total liabilities	19,337	18,487
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 134,319,171 and 136,101,156 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,648	1,689
Accumulated other comprehensive income	65	44
Retained earnings	1,457	2,596
Total shareholders’ equity	3,171	4,330
Total liabilities and shareholders’ equity	$22,508	$22,817

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019

Interest income	$1,077	$1,000	$2,184	$1,955

Interest expense	271	238	527	473

Net interest income	806	762	1,657	1,482

Provision for finance receivable losses	423	268	954	554

Net interest income after provision for finance receivable losses	383	494	703	928

Other revenues:
Insurance	109	114	226	224
Investment	29	24	38	50
Net loss on repurchase and repayment of debt	—	(12)	—	(33)
Net gain on sale of real estate loans	—	—	—	3
Other	10	30	25	60
Total other revenues	148	156	289	304

Other expenses:
Salaries and benefits	184	204	383	404
Other operating expenses	139	140	291	276
Insurance policy benefits and claims	90	50	157	94
Total other expenses	413	394	831	774

Income before income taxes	118	256	161	458

Income taxes	29	62	40	112

Net income	$89	$194	$121	$346

Share Data:
Weighted average number of shares outstanding:
Basic	134,316,252	136,083,993	135,112,676	136,043,221
Diluted	134,379,576	136,248,813	135,260,396	136,220,274
Earnings per share:
Basic	$0.66	$1.43	$0.90	$2.54
Diluted	$0.66	$1.42	$0.90	$2.54

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Net income	$89	$194	$121	$346

Other comprehensive income:
Net change in unrealized gains on non-credit impaired available-for-sale securities	87	36	32	75
Foreign currency translation adjustments	5	2	(5)	5
Income tax effect:
Net change in unrealized gains on non-credit impaired available-for-sale securities	(20)	(8)	(7)	(17)
Foreign currency translation adjustments	(1)	—	1	(1)
Other comprehensive income, net of tax	71	30	21	62

Comprehensive income	$160	$224	$142	$408

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Three Months Ended June 30, 2020
Balance, April 1, 2020	$1	$1,645	$(6)	$1,412	$3,052
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive income	—	—	71	—	71
Cash dividends *	—	—	—	(44)	(44)
Net income	—	—	—	89	89
Balance, June 30, 2020	$1	$1,648	$65	$1,457	$3,171

Three Months Ended June 30, 2019
Balance, April 1, 2019	$1	$1,682	$(2)	$2,269	$3,950
Share-based compensation expense, net of forfeitures	—	1	—	—	1
Other comprehensive income	—	—	30	—	30
Cash dividends *	—	—	—	(34)	(34)
Net income	—	—	—	194	194
Balance, June 30, 2019	$1	$1,683	$28	$2,429	$4,141

Six Months Ended June 30, 2020
Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$4,330
Net impact of adoption of ASU 2016-13 (see Note 3)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	3,502
Common stock repurchased and retired	—	(45)	—	—	(45)
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	21	—	21
Cash dividends *	—	—	—	(432)	(432)
Net income	—	—	—	121	121
Balance, June 30, 2020	$1	$1,648	$65	$1,457	$3,171

Six Months Ended June 30, 2019
Balance, January 1, 2019	$1	$1,681	$(34)	$2,151	$3,799
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	62	—	62
Cash dividends *	—	—	—	(68)	(68)
Net income	—	—	—	346	346
Balance, June 30, 2019	$1	$1,683	$28	$2,429	$4,141
* Cash dividends declared were $0.33 per share and $0.25 per share during the three months ended June 30, 2020 and 2019, respectively, and $3.16 per share and $0.50 per share during the six months ended June 30, 2020 and 2019, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2020	2019

Cash flows from operating activities
Net income	$121	$346
Reconciling adjustments:
Provision for finance receivable losses	954	554
Depreciation and amortization	130	138
Deferred income tax charge (benefit)	(69)	21
Net loss on repurchase and repayment of debt	—	33
Share-based compensation expense, net of forfeitures	10	7
Other	5	(10)
Cash flows due to changes in other assets and other liabilities	53	56
Net cash provided by operating activities	1,204	1,145

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	64	(1,400)
Proceeds on sale of finance receivables held for sale originated as held for investment	—	19
Available-for-sale securities purchased	(207)	(317)
Available-for-sale securities called, sold, and matured	262	336
Other securities purchased	(6)	(5)
Other securities called, sold, and matured	8	15
Other, net	(15)	5
Net cash provided by (used for) investing activities	106	(1,347)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	5,456	3,159
Repayment of long-term debt	(4,689)	(2,856)
Cash dividends	(431)	(68)
Common stock repurchased and retired	(45)	—
Withholding tax on share-based compensation	(6)	(5)
Net cash provided by financing activities	285	230

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	1,595	28
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,632	1,178
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$3,227	$1,206

Supplemental cash flow information
Cash and cash equivalents	$2,740	$786
Restricted cash and restricted cash equivalents	487	420
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$3,227	$1,206

Cash paid for amounts included in the measurement of operating lease liabilities	$29	$29

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$22	$177

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2020	December 31, 2019

Assets
Cash and cash equivalents	$2,740	$1,227
Investment securities (includes available-for-sale securities with a fair value of $1.8 billion and an amortized cost basis of $1.7 billion in 2020)	1,862	1,884
Net finance receivables (includes loans of consolidated VIEs of $8.9 billion in 2020 and $8.4 billion in 2019)	17,721	18,389
Unearned insurance premium and claim reserves	(791)	(793)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.1 billion in 2020 and $340 million in 2019)	(2,324)	(829)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,606	16,767
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $459 million in 2020 and $400 million in 2019)	487	405
Goodwill	1,422	1,422
Other intangible assets	324	343
Other assets	1,066	768
Total assets	$22,507	$22,816

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $7.8 billion in 2020 and $7.6 billion in 2019)	$18,010	$17,212
Insurance claims and policyholder liabilities	630	649
Deferred and accrued taxes	125	35
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2020 and $14 million in 2019)	572	595
Total liabilities	19,337	18,491
Contingencies (Note 14)

Shareholder's equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2020 and December 31, 2019	5	5
Additional paid-in capital	1,892	1,888
Accumulated other comprehensive income	65	44
Retained earnings	1,208	2,388
Total shareholder's equity	3,170	4,325
Total liabilities and shareholder's equity	$22,507	$22,816

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Interest income	$1,077	$1,000	$2,184	$1,955

Interest expense	271	238	527	473

Net interest income	806	762	1,657	1,482

Provision for finance receivable losses	423	268	954	554

Net interest income after provision for finance receivable losses	383	494	703	928

Other revenues:
Insurance	109	114	226	224
Investment	29	24	38	50
Net loss on repurchase and repayment of debt	—	(12)	—	(33)
Net gain on sale of real estate loans	—	—	—	3
Other	10	34	25	68
Total other revenues	148	160	289	312

Other expenses:
Salaries and benefits	184	204	383	404
Other operating expenses	139	140	291	276
Insurance policy benefits and claims	90	50	157	94
Total other expenses	413	394	831	774

Income before income taxes	118	260	161	466

Income taxes	29	63	40	113

Net income	$89	$197	$121	$353

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Net income	$89	$197	$121	$353

Other comprehensive income (loss):
Net change in unrealized gains on non-credit impaired available-for-sale securities	87	36	32	75
Foreign currency translation adjustments	5	2	(5)	5
Income tax effect:
Net change in unrealized gains on non-credit impaired available-for-sale securities	(20)	(8)	(7)	(17)
Retirement plan liability adjustments	—	—	—	(1)
Foreign currency translation adjustments	(1)	—	1	—
Other comprehensive income, net of tax	71	30	21	62

Comprehensive income	$160	$227	$142	$415
See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended June 30, 2020
Balance, April 1, 2020	$5	$1,889	$(6)	$1,159	$3,047
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive loss	—	—	71	—	71
Cash dividends	—	—	—	(40)	(40)
Net income	—	—	—	89	89
Balance, June 30, 2020	$5	$1,892	$65	$1,208	$3,170

Three Months Ended June 30, 2019
Balance, April 1, 2019	$5	$2,145	$(2)	$2,062	$4,210
Share-based compensation expense, net of forfeitures	—	1	—	—	1
Other comprehensive income	—	—	30	—	30
Cash dividends	—	—	—	(34)	(34)
Net income	—	—	—	197	197
Balance, June 30, 2019	$5	$2,146	$28	$2,225	$4,404

Six Months Ended June 30, 2020
Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU 2016-13 (see Note 3)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	21	—	21
Cash dividends	—	—	—	(473)	(473)
Net income	—	—	—	121	121
Balance, June 30, 2020	$5	$1,892	$65	$1,208	$3,170

Six Months Ended June 30, 2019
Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Contribution of SCHC to OMFC from SFI	—	34	—	—	34
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on shared-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	62	—	62
Cash dividends	—	—	—	(68)	(68)
Net income	—	—	—	353	353
Balance, June 30, 2019	$5	$2,146	$28	$2,225	$4,404

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2020	2019

Cash flows from operating activities
Net income	$121	$353
Reconciling adjustments:
Provision for finance receivable losses	954	554
Depreciation and amortization	130	138
Deferred income tax charge (benefit)	(69)	19
Net loss on repurchase and repayment of debt	—	33
Share-based compensation expense, net of forfeitures	10	7
Other	5	(10)
Cash flows due to changes in other assets and other liabilities	49	60
Net cash provided by operating activities	1,200	1,154

Cash flows from investing activities
Net principal collections (originations) of finance receivables held for investment and held for sale	64	(1,400)
Proceeds on sale of finance receivables held for sale originated as held for investment	—	19
Cash advances on intercompany notes receivables	—	(3)
Proceeds from repayments of principal on intercompany note to parent	—	3
Available-for-sale securities purchased	(207)	(317)
Available-for-sale securities called, sold, and matured	262	336
Other securities purchased	(6)	(5)
Other securities called, sold, and matured	8	15
Other, net	(15)	5
Net cash provided by (used for) investing activities	106	(1,347)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	5,456	3,159
Repayment of long-term debt	(4,689)	(2,856)
Cash contribution of SCLH	—	12
Cash dividends	(472)	(68)
Payments on intercompany note payable	—	(6)
Withholding tax on share-based compensation	(6)	(5)
Net cash provided by financing activities	289	236

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	1,595	43
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,632	1,162
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$3,227	$1,205

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	Six Months Ended June 30,
(dollars in millions)	2020	2019

Supplemental cash flow information
Cash and cash equivalents	$2,740	$785
Restricted cash and restricted cash equivalents	487	420
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$3,227	$1,205

Cash paid for amounts included in the measurement of operating lease liabilities	$29	$29

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$22	$177
Non-cash contribution of SCLH	—	22

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020

1. Business and Basis of Presentation

OneMain Holdings, Inc. (“OMH”), and its wholly-owned direct subsidiary, OneMain Finance Corporation (“OMFC”) (formerly known as Springleaf Finance Corporation (“SFC”)) are financial services holding companies whose subsidiaries engage in the consumer finance and insurance businesses. Prior to the completion of the merger described below, OMH’s direct subsidiary was Springleaf Finance, Inc. (“SFI”).

Effective July 1, 2020, SFC was renamed to OMFC. The name change did not affect OMFC’s legal entity structure, nor did it have an impact on OMH’s or OMFC’s financial statements. Although the name change was not effective until July 1, 2020, OMFC is used in this report, including references to past transactions and arrangements occurring prior to the name change.

On September 20, 2019, OMFC entered into a merger agreement with its direct parent, SFI, to merge SFI with and into OMFC, with OMFC as the surviving entity. The merger was effective in OMFC's condensed consolidated financial statements as of July 1, 2019. As a result of the merger with SFI, OMFC became a wholly-owned direct subsidiary of OMH.

OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “we,” “us,” or “our.” The information in this Quarterly Report on Form 10-Q is equally applicable to OMH and OMFC, except where otherwise indicated.

At June 30, 2020, the Apollo-Värde Group owned approximately 40.9% of OMH’s common stock.

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

2. Reconciliation of OneMain Finance Corporation Results to OneMain Holdings, Inc. Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this filing relates to both OMH and OMFC. OMFC disclosures relate only to itself and not to any other company.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the OMH level, these notes relate to the condensed consolidated financial statements for both companies, OMH and OMFC. In addition to certain intercompany payable and receivable amounts between the entities, the following is a reconciliation of the condensed consolidated balance sheets and results of our condensed consolidated statements of operations of OMFC to OMH:

	June 30, 2020			December 31, 2019
(dollars in millions)	OMH	OMFC	Difference	OMH	OMFC	Difference

Other assets	$1,067	$1,066	$1	$769	$768	$1
Deferred and accrued taxes	124	125	(1)	34	35	(1)
Other liabilities	573	572	1	592	595	(3)
Total shareholders' equity (a)	3,171	3,170	1	4,330	4,325	5

	Three Months Ended June 30,
	2020			2019
(dollars in millions)	OMH	OMFC	Difference	OMH	OMFC	Difference

Other revenues (b)	$10	$10	$—	$30	$34	$(4)
Income before income taxes	118	118	—	256	260	(4)
Income taxes	29	29	—	62	63	(1)
Net Income	89	89	—	194	197	(3)

	Six Months Ended June 30,
	2020			2019
(dollars in millions)	OMH	OMFC	Difference	OMH	OMFC	Difference

Other revenues (b)	$25	$25	$—	$60	$68	$(8)
Income before income taxes	161	161	—	458	466	(8)
Income taxes	40	40	—	112	113	(1)
Net Income	121	121	—	346	353	(7)
(a) The differences between total shareholders’ equity in the periods ended June 30, 2020 and December 31, 2019 were due to historical differences in results of operations of the companies and differences in equity awards.
(b) Other revenues include the interest income on notes receivables from parent, which were notes from SFI held by OMFC and Springleaf Mortgage Holding Company and subsidiaries (“SMHC”), a wholly-owned direct subsidiary of OMFC. See Note 1 and below for further discussion of the merger between SFI and OMFC.

The following transactions are related to OMFC and have no impact on OMH's condensed consolidated financial results.

Merger of SFI into OMFC

On September 20, 2019, OMFC entered into a merger agreement with its direct parent SFI, to merge SFI with and into OMFC, with OMFC as the surviving entity. The merger was effective in OMFC's condensed consolidated financial statements as of July 1, 2019. In conjunction with the merger, the net deficiency of SFI, after elimination of its investment in OMFC, was absorbed by OMFC resulting in an equity reduction of $408 million to OMFC, which included the elimination of the intercompany notes and receivables between OMFC and SFI, as discussed below.

The net deficiency of SFI included an intercompany note payable plus accrued interest of $166 million from SFI to OMH, which OMFC assumed through the merger. On September 23, 2019, OMFC repaid SFI’s note to OMH. Concurrently, OMH paid $22 million in other payables due to OMFC and made an equity contribution of $144 million to OMFC.

The transactions noted above resulted in a net $264 million reduction to OMFC's equity.

OMFC's Notes Receivable from Parent

As a result of the merger between SFI and OMFC, described in Note 1 and above, a $232 million note receivable from SFI to OMFC was dissolved effective July 1, 2019. Additionally, OMFC assumed a $28 million note payable from SFI to SMHC, a wholly-owned subsidiary of OMFC, and OMFC subsequently paid off the note on September 23, 2019. For the three and six months ended June 30, 2019, interest income on these notes totaled $3 million and $7 million, respectively, which we report in other revenues.

Springleaf Consumer Loan Holding Company (“SCLH”) Contribution

On March 10, 2019, all of the outstanding capital stock of SCLH, a subsidiary of SFI, was contributed to OMFC and SCLH became a wholly-owned direct subsidiary of OMFC. The contribution was effective as of January 1, 2019 and increased OMFC’s total shareholder’s equity and total assets by $34 million and $53 million, respectively. The contribution is presented prospectively because it is deemed to be a contribution of net assets.

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

As a result of the adoption of ASU 2016-13, several of our significant accounting policies have changed to reflect the requirements of the new standard. See below for these updated significant accounting policies as of January 1, 2020.

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

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. Under current guidance, this ASU will become effective for us beginning January 1, 2022. In July of 2020, the FASB proposed a one-year deferral of this ASU to become effective for public entities for fiscal years beginning January 1, 2023.

We have a cross-functional implementation team and a project plan to ensure we comply with all the amendments in this ASU at the time of adoption. Currently, we are engaging various vendors to assess a software solution to meet the new accounting and disclosure requirements of the ASU. We continue to make progress in evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivables consist of personal loans, which are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured.

Net finance receivables consist of our total portfolio of personal loans. Components of our personal loans were as follows:

(dollars in millions)	June 30, 2020	December 31, 2019

Gross receivables *	$17,521	$18,195
Unearned points and fees	(224)	(242)
Accrued finance charges	284	289
Deferred origination costs	140	147
Total	$17,721	$18,389
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

At 90 days or more contractually past due, we consider our finance receivables to be nonperforming. We stop accruing finance charges and reverse finance charges previously accrued on nonperforming loans. We reversed net accrued finance charges of $22 million and $50 million during the three and six months ended June 30, 2020, respectively. Finance charges recognized from the contractual interest portion of payments received on nonaccrual finance receivables totaled $4 million and $8 million during the three and six months ended June 30, 2020, respectively. All loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

The following is a summary of our personal loans held for investment by the year of origination and number of days delinquent, our key credit quality indicator, at June 30, 2020:

(dollars in millions)	2020	2019	2018	2017	2016	Prior	Total

Performing
Current	$4,273	$8,224	$3,035	$1,064	$334	$167	$17,097
30-59 days past due	15	84	40	17	7	5	168
60-89 days past due	9	59	31	13	5	4	121
Total performing	4,297	8,367	3,106	1,094	346	176	17,386
Nonperforming (Nonaccrual)
90-179 days past due	7	178	88	34	12	8	327
180 days or more past due	—	5	2	1	—	—	8
Total nonperforming	7	183	90	35	12	8	335
Total	$4,304	$8,550	$3,196	$1,129	$358	$184	$17,721

The following is a summary of our personal loans held for investment by number of days delinquent at December 31, 2019, which is prior to the adoption of ASU 2016-13 on January 1, 2020 and continues to be reported under ASC 310, Receivables:

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

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Personal Loans
Balance at beginning of period	$34	$39
Accretion	(4)	(9)
Reclassifications from nonaccretable difference *	16	16
Balance at end of period	$46	$46

Real Estate Loans - Held for Sale
Balance at beginning of period	$23	$27
Accretion	—	(1)
Transfer due to finance receivables sold	—	(3)
Balance at end of period	$23	$23
* Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	June 30, 2020	December 31, 2019

Personal Loans
TDR gross receivables (a)	$700	$655
TDR net receivables (b)	702	658
Allowance for TDR finance receivable losses	321	272

Real Estate Loans - Held for Sale
TDR gross receivables (a)	$50	$52
TDR net receivables (b)	50	53
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

TDR average net receivables and finance charges recognized on TDR finance receivables for our personal loans that are held for investment and our real estate loans that are held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended June 30, 2020
TDR average net receivables	$698	$51	$749
TDR finance charges recognized	13	—	13

Three Months Ended June 30, 2019
TDR average net receivables	$527	$58	$585
TDR finance charges recognized	12	1	13

Six Months Ended June 30, 2020
TDR average net receivables	$687	$51	$738
TDR finance charges recognized	25	1	26

Six Months Ended June 30, 2019
TDR average net receivables	$502	$61	$563
TDR finance charges recognized	23	2	25

Information regarding the new volume of the TDR finance receivables held for investment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Personal Loans
Pre-modification TDR net finance receivables	$129	$124	$287	$244
Post-modification TDR net finance receivables:
Rate reduction	75	85	175	170
Other *	54	39	112	74
Total post-modification TDR net finance receivables	$129	$124	$287	$244
Number of TDR accounts	17,381	18,307	39,199	36,813
* “Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

New volume of TDR finance receivables held for sale are not included in the table above as they were immaterial for the three and six months ended June 30, 2020 and 2019.

Personal loans held for investment that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Personal Loans
TDR net finance receivables *	$26	$21	$57	$40
Number of TDR accounts	3,787	3,171	8,339	6,096
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Real estate loans held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were immaterial for the three and six months ended June 30, 2020 and 2019.

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

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the projected impacts of the global outbreak of a novel strain of coronavirus (“COVID-19”) on the U.S. economy. Our forecast leveraged economic projections from an industry leading forecast provider. We also incorporated estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. At June 30, 2020, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and six months ended June 30, 2020 was largely due to these economic considerations offset by a release in our reserves as a result of the decline in our net finance receivables in the period.

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Personal Loans
Balance at beginning of period	$2,182	$733	$829	$731
Impact of adoption of ASU 2016-13 *	—	—	1,118	—
Provision for finance receivable losses	423	268	954	554
Charge-offs	(321)	(290)	(657)	(601)
Recoveries	40	33	80	60
Balance at end of period	$2,324	$744	$2,324	$744
* As a result of the adoption of ASU 2016-13 on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 3 and 4 for additional information on the adoption of ASU 2016-13.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	June 30, 2020	December 31, 2019

Allowance for finance receivable losses:
Collectively evaluated for impairment	$2,003	$557
Purchased credit impaired finance receivables *	—	—
TDR finance receivables	321	272
Total	$2,324	$829

Finance receivables:
Collectively evaluated for impairment	$17,019	$17,691
Purchased credit impaired finance receivables *	—	40
TDR finance receivables	702	658
Total	$17,721	$18,389

Allowance for finance receivable losses as a percentage of finance receivables	13.12%	4.51%
* As a result of the adoption of ASU 2016-13 on January 1, 2020, the accounting for purchased credit impaired finance receivables was superseded with purchase credit deteriorated finance receivables which are collectively evaluated for impairment. See Notes 3 and 4 for additional information on the adoption of ASU 2016-3.

6. Finance Receivables Held for Sale

We reported finance receivables held for sale, included within “Other assets,” of $59 million at June 30, 2020 and $64 million at December 31, 2019, which consist entirely of real estate loans, and are carried at the lower of cost or fair value, applied on an aggregate basis.

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

At June 30, 2020, the carrying value of our finance receivables held for sale was not impaired. We did not have any other material transfers to or from finance receivables held for sale during the three and six months ended June 30, 2020 and 2019.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2020*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	84	5	—	89
Commercial paper	31	—	—	31
Non-U.S. government and government sponsored entities	134	8	—	142
Corporate debt	1,087	72	(7)	1,152
Mortgage-backed, asset-backed, and collateralized:
RMBS	209	8	—	217
CMBS	63	2	(1)	64
CDO/ABS	85	1	(2)	84
Total	$1,705	$96	$(10)	$1,791
* The allowance for credit losses related to our investment securities was immaterial as of June 30, 2020.

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2019*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	91	2	(1)	92
Commercial paper	91	—	—	91
Non-U.S. government and government sponsored entities	144	3	—	147
Corporate debt	1,054	45	(1)	1,098
Mortgage-backed, asset-backed, and collateralized:
RMBS	214	3	—	217
CMBS	56	1	—	57
CDO/ABS	84	1	—	85
Total	$1,745	$55	$(2)	$1,798
* The balances reported as of December 31, 2019 are not subject to the adoption of ASU 2016-13 on January 1, 2020 and continue to be reported under ASC 320, Investments – Debt and Equity Securities.

As of June 30, 2020, interest receivables reported in “Other assets” totaled $12 million, and no amounts were reversed from investment revenue for available-for-sale securities.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2020
Non-U.S. government and government sponsored entities	$2	$—	$—	$—	$2	$—
Corporate debt	112	(7)	3	—	115	(7)
Mortgage-backed, asset-backed, and collateralized:
RMBS	2	—	—	—	2	—
CMBS	18	(1)	—	—	18	(1)
CDO/ABS	32	(2)	—	—	32	(2)
Total	$166	$(10)	$3	$—	$169	$(10)

December 31, 2019*
U.S. government and government sponsored entities	$—	$—	$3	$—	$3	$—
Obligations of states, municipalities, and political subdivisions	29	(1)	4	—	33	(1)
Commercial paper	76	—	—	—	76	—
Non-U.S. government and government sponsored entities	19	—	14	—	33	—
Corporate debt	63	(1)	13	—	76	(1)
Mortgage-backed, asset-backed, and collateralized:
RMBS	45	—	—	—	45	—
CMBS	15	—	7	—	22	—
CDO/ABS	14	—	—	—	14	—
Total	$261	$(2)	$41	$—	$302	$(2)

* The balances reported as of December 31, 2019 are not subject to the adoption of ASU 2016-13 on January 1, 2020 and continue to be reported under ASC 320, Investments – Debt and Equity Securities.

On a lot basis, we had 256 and 398 investment securities in an unrealized loss position at June 30, 2020 and December 31, 2019, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at June 30, 2020, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of June 30, 2020, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2020, credit impairments were immaterial related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and six months ended June 30, 2020.

Prior to the adoption of ASU 2016-13, other-than-temporary impairment losses, primarily on corporate debt, in investment revenues were immaterial during the three and six months ended June 30, 2019. There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during the three and six months ended June 30, 2019.

The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2020 totaled $47 million and $105 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2019 totaled $180 million and $209 million, respectively. The net realized gains and losses were immaterial during the three and six months ended June 30, 2020 and 2019.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2020 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$137	$136
Due after 1 year through 5 years	611	581
Due after 5 years through 10 years	509	475
Due after 10 years	169	156
Mortgage-backed, asset-backed, and collateralized securities	365	357
Total	$1,791	$1,705

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $620 million and $633 million at June 30, 2020 and December 31, 2019, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2020	December 31, 2019

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	20	24
Mortgage-backed, asset-backed, and collateralized bonds	15	15
Total bonds	36	40
Preferred stock *	13	19
Common stock *	22	26
Other long-term investments	—	1
Total	$71	$86
* We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains on other securities held were $6 million for the three months ended June 30, 2020. Net unrealized gains on other securities held were immaterial for the three months ended June 30, 2019. We recognized $7 million in unrealized losses and $5 million in unrealized gains on other securities for the six months ended June 30, 2020 and 2019, respectively.

There were no net realized gains and losses on other securities sold or redeemed for the three and six months ended June 30, 2020 and 2019.

Other securities include equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations by period) by type of debt at June 30, 2020 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.98%-6.94%	5.38%-8.88%	2.97%

Remainder of 2020	$—	$999	$—	$999
2021	—	644	—	644
2022	—	1,000	—	1,000
2023	—	1,175	—	1,175
2024	—	1,300	—	1,300
2025-2067	—	4,995	350	5,345
Securitizations (c)	7,867	—	—	7,867
Total principal maturities	$7,867	$10,113	$350	$18,330

Total carrying amount	$7,835	$10,003	$172	$18,010
Debt issuance costs (d)	(29)	(86)	—	(115)
(a) Pursuant to the Base Indenture, the Supplemental Indentures and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at June 30, 2020.
(c) Securitizations are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At June 30, 2020, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $29 million at June 30, 2020 and are reported in “Other assets.”

8.875% SENIOR NOTES DUE 2025 OFFERING

On May 14, 2020, OMFC issued a total of $600 million aggregate principal amount of 8.875% Senior Notes due 2025 (the “8.875% Senior Notes due 2025”) under the Base Indenture, as supplemented by the Tenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

REDEMPTION OF 8.25% SENIOR NOTES DUE 2020

On June 29, 2020, OMFC issued a notice of full redemption of its 8.25% Senior Notes due 2020. On July 29, 2020, OMFC paid an aggregate amount of $1.0 billion, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we will recognize approximately $35 million of net loss on repurchases and repayments of debt in the third quarter of 2020.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	June 30, 2020	December 31, 2019

Assets
Cash and cash equivalents	$3	$4
Finance receivables - Personal loans	8,877	8,428
Allowance for finance receivable losses	1,132	340
Restricted cash and restricted cash equivalents	459	400
Other assets	29	29

Liabilities
Long-term debt	$7,835	$7,643
Other liabilities	15	15

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $90 million and $172 million during the three and six months ended June 30, 2020, respectively, compared to $82 million and $164 million during the three and six months ended June 30, 2019, respectively.

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

REVOLVING CONDUIT FACILITIES

We had access to 14 revolving conduit facilities with a total maximum borrowing capacity of $7.1 billion as of June 30, 2020. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of June 30, 2020. Amounts drawn on these facilities are collateralized by our personal loans.

At June 30, 2020, no amounts were drawn under these facilities.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (not considering reinsurance recoverable):

	At or for the Six Months Ended June 30,
(dollars in millions)	2020	2019

Balance at beginning of period	$117	$117
Less reinsurance recoverables	(4)	(4)
Net balance at beginning of period	113	113
Additions for losses and loss adjustment expenses incurred to:
Current year	174	111
Prior years *	(11)	(15)
Total	163	96
Reductions for losses and loss adjustment expenses paid related to:
Current year	(58)	(50)
Prior years	(47)	(48)
Total	(105)	(98)
Net balance at end of period	171	111
Plus reinsurance recoverables	3	3
Balance at end of period	$174	$114
* Reflects (i) a redundancy in the prior years’ net reserves of $11 million at June 30, 2020, primarily due to favorable development of credit life, term life, and credit disability claims during the period, and (ii) a redundancy in the prior years’ net reserves of $15 million at June 30, 2019, primarily due to a favorable development of credit life, disability, and unemployment claims during the period.

11. Capital Stock and Earnings Per Share (OMH Only)

CAPITAL STOCK

OMH has two classes of authorized capital stock: preferred stock and common stock. OMFC has two classes of authorized capital stock: special stock and common stock. OMH and OMFC may issue preferred stock and special stock, respectively, in one or more series. The OMH Board of Directors and the OMFC Board of Directors determine the dividend, liquidation, redemption, conversion, voting, and other rights prior to issuance.

During the first quarter of 2020, the OMH Board of Directors approved a stock repurchase program, which allowed us to repurchase up to $200 million of OMH’s outstanding common stock with no stated expiration. On March 20, 2020, OMH temporarily suspended its stock repurchase program. OMH retains the right to reinstate the stock repurchase program as circumstances change.

Prior to the suspension of the program, OMH repurchased and retired 2,031,698 shares of its common stock with an average price paid per share of $22.30, for an aggregate total of approximately $45 million, including commissions and fees. The aggregate purchase price in excess of the par value of the repurchased OMH common stock is recorded as a reduction to additional paid-in-capital. To provide funding for the OMH stock repurchase and retirement program, the OMFC Board of Directors authorized multiple dividend payments in the aggregate amount of $45 million.

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Balance at beginning of period	134,309,707	136,082,463	136,101,156	135,832,278
Common shares issued	9,464	6,954	249,713	257,139
Common shares retired	—	—	(2,031,698)	—
Balance at end of period	134,319,171	136,089,417	134,319,171	136,089,417

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2020	2019	2020	2019

Numerator (basic and diluted):
Net income	$89	$194	$121	$346
Denominator:
Weighted average number of shares outstanding (basic)	134,316,252	136,083,993	135,112,676	136,043,221
Effect of dilutive securities *	63,324	164,820	147,720	177,053
Weighted average number of shares outstanding (diluted)	134,379,576	136,248,813	135,260,396	136,220,274
Earnings per share:
Basic	$0.66	$1.43	$0.90	$2.54
Diluted	$0.66	$1.42	$0.90	$2.54
* We have excluded weighted-average unvested restricted stock units totaling 483,644 and 247,990 for the three months ended June 30, 2020 and 2019, respectively, and 304,866 and 353,292 for the six months ended June 30, 2020 and 2019, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities *	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2020
Balance at beginning of period	$(1)	$3	$(8)	$(6)
Other comprehensive income before reclassifications	67	—	4	71
Balance at end of period	$66	$3	$(4)	$65

Three Months Ended June 30, 2019
Balance at beginning of period	$2	$(3)	$(1)	$(2)
Other comprehensive income before reclassifications	28	—	2	30
Balance at end of period	$30	$(3)	$1	$28

Six Months Ended June 30, 2020
Balance at beginning of period	$41	$3	$—	$44
Other comprehensive income (loss) before reclassifications	25	—	(4)	21
Balance at end of period	$66	$3	$(4)	$65

Six Months Ended June 30, 2019
Balance at beginning of period	$(28)	$(3)	$(3)	$(34)
Other comprehensive income before reclassifications	58	—	4	62
Balance at end of period	$30	$(3)	$1	$28
* There were immaterial amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and six months ended June 30, 2020.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2020 and 2019.

13. Income Taxes
We had a net deferred tax asset of $441 million and $104 million at June 30, 2020 and December 31, 2019, respectively. The increase in our net deferred tax asset of $337 million was primarily due to the tax effect of the increase in the allowance for finance receivable losses from both the adoption of ASU 2016-13 and the current period activity. See Note 5 for further information on the increase in allowance. The increase was partly offset by favorable mark-to-market valuation of our receivables.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur. Our estimates may need to be further adjusted throughout the year as the effects of the COVID-19 pandemic plays out in the economic and financial markets, and as a result, our AETR may significantly change in the remaining period of 2020.

The effective tax rate for the six months ended June 30, 2020 was 24.6%, compared to 24.5% for the same period in 2019. The effective tax rates for the six months ended June 30, 2020 and 2019 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are currently under examination of our U.S. federal tax returns for the years 2014 to 2016 by the IRS. We are also under examination by various states for the years 2011 to 2018. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $12 million at June 30, 2020 and at December 31, 2019. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

On March 27, 2020, the Coronarvirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. We do not anticipate the CARES Act will have a material impact on our consolidated financial statements. We will continue to monitor legislative developments related to the COVID-19 pandemic.

14. Contingencies

LEGAL CONTINGENCIES

In the normal course of business, we have been named, from time to time, as defendants in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. While we will continue to evaluate legal actions to determine whether a loss is reasonably possible or probable and is reasonably estimable, there can be no assurance that material losses will not be incurred from pending, threatened or future litigation, investigations, examinations, or other claims.

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

For certain legal actions, we cannot reasonably estimate such losses, particularly for actions that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the actions in question, before a loss or additional loss or range of loss or range of additional loss can be reasonably estimated for any given action.

For certain other legal actions, we can estimate reasonably possible losses, additional losses, ranges of loss or ranges of additional loss in excess of amounts accrued, but do not believe, based on current knowledge and after consultation with counsel, that such losses will have a material adverse effect on our consolidated financial statements as a whole.

15. Segment Information

At June 30, 2020, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of (i) our liquidating SpringCastle Portfolio servicing activity and (ii) our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 3 and Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2020
Interest income	$1,074	$1	$2	$1,077
Interest expense	266	1	4	271
Provision for finance receivable losses	422	—	1	423
Net interest income after provision for finance receivable losses	386	—	(3)	383
Other revenues	144	4	—	148
Other expenses	402	5	6	413
Income (loss) before income tax expense (benefit)	$128	$(1)	$(9)	$118

Three Months Ended June 30, 2019
Interest income	$999	$2	$(1)	$1,000
Interest expense	232	1	5	238
Provision for finance receivable losses	263	—	5	268
Net interest income after provision for finance receivable losses	504	1	(11)	494
Other revenues	144	12	—	156
Other expenses	378	10	6	394
Income before income tax expense	$270	$3	$(17)	$256

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Six Months Ended June 30, 2020
Interest income	$2,174	$3	$7	$2,184
Interest expense	515	2	10	527
Provision for finance receivable losses	952	—	2	954
Net interest income after provision for finance receivable losses	707	1	(5)	703
Other revenues	281	9	(1)	289
Other expenses	809	12	10	831
Income (loss) before income tax expense (benefit)	$179	$(2)	$(16)	$161

Assets	$20,389	$70	$2,049	$22,508

At or for the Six Months Ended June 30, 2019
Interest income	$1,953	$5	$(3)	$1,955
Interest expense	462	3	8	473
Provision for finance receivable losses	539	—	15	554
Net interest income after provision for finance receivable losses	952	2	(26)	928
Other revenues *	290	21	(7)	304
Other expenses	740	23	11	774
Income before income tax expense	$502	$—	$(44)	$458

Assets	$18,872	$87	$2,058	$21,017
* Other revenues in Other include the gain on the February 2019 Real Estate Loan Sale as well as the impairment adjustments on the remaining loans in held for sale in 2019.

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2020
Assets
Cash and cash equivalents	$2,740	$—	$—	$2,740	$2,740
Investment securities	39	1,819	4	1,862	1,862
Net finance receivables, less allowance for finance receivable losses	—	—	17,914	17,914	15,397
Restricted cash and restricted cash equivalents	487	—	—	487	487
Other assets *	—	—	67	67	67

Liabilities
Long-term debt	$—	$18,584	$—	$18,584	$18,010

December 31, 2019
Assets
Cash and cash equivalents	$1,159	$68	$—	$1,227	$1,227
Investment securities	45	1,835	4	1,884	1,884
Net finance receivables, less allowance for finance receivable losses	—	—	19,319	19,319	17,560
Restricted cash and restricted cash equivalents	405	—	—	405	405
Other assets *	—	—	84	84	74

Liabilities
Long-term debt	$—	$18,509	$—	$18,509	$17,212
*Other assets at June 30, 2020 and December 31, 2019 includes finance receivables held for sale and miscellaneous receivables related to our liquidating loan portfolios.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2020
Assets
Cash equivalents in mutual funds	$2,622	$—	$—	$2,622
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	89	—	89
Commercial paper	—	31	—	31
Non-U.S. government and government sponsored entities	—	142	—	142
Corporate debt	4	1,145	3	1,152
RMBS	—	217	—	217
CMBS	—	64	—	64
CDO/ABS	—	84	—	84
Total available-for-sale securities	4	1,784	3	1,791
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	19	1	20
RMBS	—	1	—	1
CDO/ABS	—	14	—	14
Total bonds	—	35	1	36
Preferred stock	13	—	—	13
Common stock	22	—	—	22
Total other securities	35	35	1	71
Total investment securities	39	1,819	4	1,862
Restricted cash equivalents in mutual funds	474	—	—	474
Total	$3,135	$1,819	$4	$4,958

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2019
Assets
Cash equivalents in mutual funds	$775	$—	$—	$775
Cash equivalents in securities	—	68	—	68
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Certificates of deposit and commercial paper	—	91	—	91
Non-U.S. government and government sponsored entities	—	147	—	147
Corporate debt	5	1,093	—	1,098
RMBS	—	217	—	217
CMBS	—	57	—	57
CDO/ABS	—	85	—	85
Total available-for-sale securities	5	1,793	—	1,798
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	23	1	24
RMBS	—	1	—	1
CDO/ABS	—	12	2	14
Total bonds	—	37	3	40
Preferred stock	14	5	—	19
Common stock	26	—	—	26
Other long-term investments	—	—	1	1
Total other securities	40	42	4	86
Total investment securities	45	1,835	4	1,884
Restricted cash equivalents in mutual funds	403	—	—	403
Total	$1,223	$1,903	$4	$3,130

Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2020 and 2019, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and six months ended June 30, 2020 and 2019.

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
•risks associated with the COVID-19 pandemic and the mitigation efforts by governments and related effects on us, our customers, and employees;
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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of approximately 1,500 branch offices in 44 states is staffed with expert personnel and is complemented by our centralized operations and digital presence through online lending. Our digital platform provides current and prospective customers the option of applying for a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers optional credit and non-credit insurance, and other products.

In addition to our loan originations, and insurance and other product sales activities, we service loans owned by us and service loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At June 30, 2020, we had approximately 2.31 million personal loans, of which 53% were secured by titled property, representing $17.7 billion of net finance receivables, compared to approximately 2.44 million personal loans, of which 52% were secured by titled property, totaling $18.4 billion at December 31, 2019.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Management’s Response to the COVID-19 Pandemic

COVID-19 has evolved into a global pandemic and has resulted in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities have taken a number of steps to combat or slow the spread of COVID-19, including shutdowns of non-essential businesses, implementing stay-at-home orders, promoting social distancing measures, and other actions which have disrupted economic activity. We have been and will continue to be focused on helping our customers and employees through these difficult times. We are generally classified as an “essential business” by government authorities because we play a vital role in providing personal loans to hardworking Americans in hundreds of local communities. Our long track record of a strong balance sheet and liquidity profile, disciplined underwriting, and focus on our customers, allows us to remain well positioned to address the economic uncertainties, as well as take advantage of opportunities for growth as the economy recovers. Although we cannot predict how quickly and/or broadly the economy will recover, we will continue to:

•Maintain strong capital and liquidity: We have maintained a strong balance sheet and liquidity profile as a result of numerous actions taken over the last several years, such as deleveraging, increasing the available borrowing capacity under our revolving conduit facilities, diversifying our funding mix, and extending our unsecured debt maturities. Our cash and cash equivalents, together with our potential borrowings under our revolving conduit facilities, provide a liquidity runway through 2022 under numerous stress scenarios, assuming no access to the capital markets. This liquidity runway calculation contemplates all the cash needs of the Company.

•Continue to enhance our underwriting: We quickly took steps to tighten underwriting standards and reduce originations to higher risk categories of lending and continue to monitor and evaluate our underwriting standards as we further understand the evolving impacts the COVID-19 pandemic is having on local-level economies. We are using our decades of experience and proprietary data to serve our customers while maintaining an appropriately conservative portfolio risk-management program.

•Focus on serving our customers: Our top priority is to service and care for our current customers. We actively engaged with other lenders to put forward solutions to help our customers through this difficult time. We took steps to enhance our servicing capacity by shifting branch team members toward a greater focus on servicing existing loans. Beginning in late March and through April 2020, we increased proactive outreach to customers, offering to support them through our borrower assistance programs, which includes reduced and deferred payment options, waiving of late fees, and temporary suspension in credit bureau reporting.

•Deploy business continuity plans: We deployed our existing business continuity plans which are designed to ensure operational flexibility, including the ability of our employees to work remotely. Our hybrid operating model, with fully scaled branch and central operations teams, can dynamically reroute application and servicing capabilities to service centers and branches across the United States. Although a small number of branches were temporarily closed, primarily for deep cleanings or due to government mandates, and subsequently reopened, all of our teams, both branch and central operations, remain operational today. We continue to serve our customers while maintaining social distancing and other safety protocols.

For further information regarding the impact of COVID-19 on our business, results of operations, and liquidity and capital resources, see “Outlook” and “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Cash Dividends to OMH's Common Stockholders

On July 27, 2020, OMH declared a dividend of $2.33 per share payable on August 18, 2020 to record holders of OMH's common stock as of the close of business on August 10, 2020. For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Issuance of 8.875% Senior Notes Due 2025 and Notice of Redemption of 8.25% Senior Notes due 2020

On May 14, 2020, OMFC issued a total of $600 million of aggregate principal amount of 8.875% Senior Notes due 2025.

On June 29, 2020, OMFC issued a notice of full redemption of its 8.25% Senior Notes due 2020.

For further information regarding the issuance and notice of redemption of our unsecured debt, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitization Transaction Completed: OMFIT 2020-1

On May 1, 2020, we completed a private securitization in which OMFIT 2020-1 issued $821 million principal amount of notes backed by personal loans. For further information regarding the issuance of our secured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Stock Repurchase Program

For information regarding the stock repurchase program, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Appointment of Member of the OMFC Board of Directors and Executive Vice President of OMFC

On January 2, 2020, Adam L. Rosman was appointed to the OMFC Board of Directors and as Executive Vice President. Mr. Rosman replaced John C. Anderson, who resigned as a member of OMFC's board of directors and as Executive Vice President on January 2, 2020.

OUTLOOK

We continue to manage the impacts of the COVID-19 pandemic and are prepared to face any additional challenges that may impact our industry as states ease their stay-at-home orders and move to reopen their economies. As a result of the COVID-19 pandemic, we expect near-term impacts to continue to affect our originations, loan loss reserves, and involuntary unemployment insurance claims. The ultimate impact on our losses depends on the rates of unemployment, government stimulus measures, state reopenings, and the speed of economic recovery. There is also uncertainty regarding the effects of a secondary outbreak of COVID-19 and the related potential for additional shutdowns or re-shutdowns over the near-term. To the extent economies are suppressed or slow to recover, without continued government stimulus measures, we could see higher delinquency trends during the remainder of 2020 and related losses to be realized in 2021. We may incorporate further changes to the macroeconomic assumptions within our forecast used in our credit loss allowance model, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for loan losses, reserve rate, and provision expense. Additionally, as a result of anticipated lower receivables and higher losses, we are proactively taking measures to reduce our operating expenses.

The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the mitigation efforts by government entities, as well as our own COVID-19 operational response. We have taken and will continue to take active and decisive steps in this time of uncertainty and remain committed to the safety of our employees, while also continuing to serve our customers by remaining open with appropriate protective protocols in place. While we anticipate that the economic recovery could be unstable, we believe we are well-positioned to face these challenges and are prepared for future growth opportunities. We have served hard working Americans for many decades, through both changing economic conditions and natural disasters, and will continue to remain focused on our strategic priorities of strong liquidity, disciplined underwriting, and serving our customers.

Results of Operations

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relates only to OMH. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for the reconciliation of results of OMFC to OMH.

COVID-19 PANDEMIC IMPACTS ON RESULTS

The adverse effects caused by the COVID-19 pandemic, mitigation efforts from government stimulus measures, as well as our own operational response has impacted our business, results of operations, and liquidity and capital resources. The following is a summary of the most significant impacts:

•Net finance receivables were $17.7 billion as of June 30, 2020 compared to $18.4 billion as of December 31, 2019. Initial operational disruptions, combined with actions taken by management to tighten underwriting standards, which reduced originations to higher risk categories of lending, and a reduction in the demand for personal loans, resulted in an overall decline in net finance receivables. Originations began to be impacted in the last two weeks of March, with our lowest production levels occurring in April. Originations increased in May and June as we enhanced our remote origination capabilities and increased proactive outreach to customers, as well as improvement in customer demand, although below 2019 levels, as unemployment trends improved.

•The government stimulus measures, our borrower assistance programs, and collection efforts resulted in strong customer payment trends, which contributed to a decrease in our 30-89 day delinquency ratio to 1.6% as of June 30, 2020 when compared to 2.5% as of December 31, 2019 and 2.1% as of June 30, 2019.

•Under our borrower assistance programs, we waived late fees for payments due March 15, 2020 through April 30, 2020, suspended credit bureau reporting for newly delinquent accounts in March and April of 2020, and offered reduced and deferred payment options to our customers. Borrower assistance enrollment peaked in April at 8.0% of loans in the portfolio, and returned to 2.3% at June 30, 2020, which is largely consistent with pre-COVID-19 enrollment levels.

•Our loan loss reserve methodology includes forecasted economic trends and unemployment levels, which significantly increased our provision for finance receivable losses as a result of the impacts of COVID-19. The rise in unemployment claims around the country also resulted in an increase in involuntary unemployment insurance claims expense. For further information regarding the impact of COVID-19 on net income for the periods, see “Results of Operations - OMH’s Consolidated Results” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

•In March, out of an abundance of caution, we elected to draw our revolving conduit facilities to preserve financial flexibility during the capital market disruption resulting from the COVID-19 pandemic. During the second quarter of 2020, we subsequently repaid all of our revolving conduit facilities. We also issued debt securities in both the unsecured and ABS markets. As of June 30, 2020, we had $2.7 billion of cash and cash equivalents, $8.7 billion of unencumbered personal loans, and $7.1 billion in potential borrowing capacity from our 14 revolving conduit facilities.

•In the second quarter, the Company incurred direct costs associated with COVID-19 relating to (i) information technology costs to transition employees to work remotely, (ii) branch, central operations, and corporate locations sanitization services and supplies, (iii) installation of protective barriers and other appropriate safety measures as employees return to work, and (iv) other costs and fees directly related to COVID-19. The Company also incurred restructuring costs associated with a reduction in workforce. For further information regarding directs costs associated with COVID-19 and restructuring charges, see “Results of Operations - Non-GAAP Financial Measures” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

•We did not have any impairments with respect to goodwill, intangible assets, long-lived assets, and right of use assets at June 30, 2020. We currently do not anticipate any impairments as it relates to these assets at this time, but we will continue to monitor and test as appropriate.

OMH'S CONSOLIDATED RESULTS

See the table below for OMH's consolidated operating results and selected financial statistics. A further discussion of OMH's operating results for our operating segment is provided under “Segment Results” below.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019

Interest income	$1,077	$1,000	$2,184	$1,955
Interest expense	271	238	527	473
Provision for finance receivable losses	423	268	954	554
Net interest income after provision for finance receivable losses	383	494	703	928
Other revenues	148	156	289	304
Other expenses	413	394	831	774
Income before income taxes	118	256	161	458
Income taxes	29	62	40	112
Net income	$89	$194	$121	$346

Share Data:
Earnings per share:
Diluted	$0.66	$1.42	$0.90	$2.54

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,721	$16,980	$17,721	$16,980
Number of accounts	2,305,877	2,356,975	2,305,877	2,356,975
Average net receivables	$17,909	$16,538	$18,144	$16,342
Yield	24.16%	24.19%	24.16%	24.06%
Gross charge-off ratio	7.21%	7.03%	7.28%	7.42%
Recovery ratio	(0.89)%	(0.80)%	(0.89)%	(0.75)%
Net charge-off ratio	6.32%	6.23%	6.39%	6.67%
30-89 Delinquency ratio	1.63%	2.14%	1.63%	2.14%
Origination volume	$2,047	$3,879	$4,636	$6,462
Number of accounts originated	194,480	410,347	471,253	686,677
Debt balances:
Long-term debt balance	$18,010	$15,551	$18,010	$15,551
Average daily debt balance	19,772	15,974	18,724	15,906
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three and Six Months Ended June 30, 2020 and 2019

Interest income increased $77 million or 7.7% and $229 million or 11.7% for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019 primarily due to growth in our loan portfolio.

Interest expense increased $33 million or 13.9% and $54 million or 11.4% for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019 primarily due to an increase in average debt of $3.8 billion and $2.8 billion, respectively, offset by a lower average cost of funds.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses increased $155 million or 57.8% and $400 million or 72.2% for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019 primarily due to the adoption of ASU 2016-13 and the forecast of elevated unemployment as a result of COVID-19, partially offset by the decline in finance receivables within the current periods.

Other revenues decreased $8 million or 5.1% for the three months ended June 30, 2020 when compared to the same period in 2019 primarily due to a decrease in insurance products and home and auto membership plans sold as a result of lower loan origination volume, along with a decrease from prior period due to a net gain on the sale of SpringCastle interests. The decrease was partially offset by prior period net loss on the repayment of debt.

Other revenues decreased $15 million or 4.9% for the six months ended June 30, 2020 when compared to the same period in 2019 primarily due to a decrease in investment revenue primarily driven by lower mark-to-market gains on equity investment securities, a decrease in insurance products and home and auto membership plans sold as a result of lower loan origination volume, along with decreases from prior periods due to net gains on sale from the sale of SpringCastle interests and the sale of a cost method investment. The decrease was partially offset by prior period net losses on the repayments of debt.

Other expenses increased $19 million or 4.8% and $57 million or 7.4% for the three and six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to an increase in insurance policy benefits and claims expense primarily due to the impact of COVID-19 on our involuntary unemployment insurance products. The increase was partially offset by a decrease in general operating expenses reflecting our efforts to tightly manage costs, as well as variable expenses associated with lower loan origination volume.

Income taxes totaled $29 million and $40 million for the three and six months ended June 30, 2020, respectively, compared to $62 million and $112 million for the three and six months ended June 30, 2019, respectively, due to lower pre-tax income in the current periods.

For the three and six months ended June 30, 2020, the effective tax rates were 24.7% and 24.6%, respectively. For the three and six months ended June 30, 2019, the effective tax rates were 24.3% and 24.5%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

NON-GAAP FINANCIAL MEASURES

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes direct costs associated with COVID-19, net loss resulting from repurchases and repayments of debt, acquisition-related transaction and integration expenses, net gain on sale of cost method investment, restructuring charges, additional net gain on sale of Spring Castle interests, and net loss on sale of real estate loans. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segment.

Management also uses pretax capital generation, a non-GAAP financial measure, as a key performance measure of our segment. This measure represents adjusted pretax income as discussed above and excludes the change in our allowance for finance receivable losses in the period while still considering the net charge-offs incurred during the period. Management believes that pretax capital generation is useful in assessing the capital created in the period impacting the overall capital adequacy of the Company. Management believes that the Company’s reserves, combined with its equity, represent the Company’s loss absorption capacity.

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

OMH's reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment and Consumer and Insurance pretax capital generation (non-GAAP) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$128	$270	$179	$502
Adjustments:
Direct costs associated with COVID-19	6	—	9	—
Acquisition-related transaction and integration expenses	2	8	8	14
Net loss on repurchase and repayment of debt	—	12	—	28
Net gain on sale of cost method investment	—	—	—	(11)
Restructuring charges	7	1	7	4
Adjusted pretax income (non-GAAP)	$143	$291	$203	$537

Provision for finance receivable losses	$422	$263	$952	$539
Net charge-offs	(282)	(256)	(578)	(540)
Pretax capital generation (non-GAAP)	$283	$298	$577	$536

Other
Income (loss) before income taxes - Segment Accounting Basis	$(1)	$3	$(2)	$—
Adjustments:
Additional net gain on sale of SpringCastle interests	—	(7)	—	(7)
Net loss on sale of real estate loans *	—	—	—	1
Adjusted pretax loss (non-GAAP)	$(1)	$(4)	$(2)	$(6)
* During the six months ended June 30, 2019, the resulting impairment on finance receivables held for sale remaining after the February 2019 Real Estate Loan Sale has been combined with the gain on the sale. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the real estate loan sale.

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for the reconciliation of results of OMFC to OMH.

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

CONSUMER AND INSURANCE

OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Interest income	$1,074	$999	$2,174	$1,953
Interest expense	266	232	515	462
Provision for finance receivable losses	422	263	952	539
Net interest income after provision for finance receivable losses	386	504	707	952
Other revenues	144	156	281	307
Other expenses	387	369	785	722
Adjusted pretax income (non-GAAP)	$143	$291	$203	$537

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,732	$17,016	$17,732	$17,016
Number of accounts	2,305,877	2,356,975	2,305,877	2,356,975
Average net receivables	$17,921	$16,573	$18,159	$16,376
Yield	24.09%	24.17%	24.08%	24.05%
Gross charge-off ratio	7.22%	7.11%	7.29%	7.51%
Recovery ratio	(0.89)%	(0.91)%	(0.89)%	(0.86)%
Net charge-off ratio	6.33%	6.20%	6.40%	6.65%
30-89 Delinquency ratio	1.63%	2.15%	1.63%	2.15%
Origination volume	$2,047	$3,879	$4,636	$6,462
Number of accounts originated	194,480	410,347	471,253	686,677
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three and Six Months Ended June 30, 2020 and 2019

Interest income increased $75 million or 7.5% and $221 million or 11.3% for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019 primarily due to growth in our loan portfolio.

Interest expense increased $34 million or 14.7% and $53 million or 11.5% for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019 primarily due to an increase in average debt of $3.8 billion and $2.8 billion, respectively, offset by a lower average cost of funds.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses increased $159 million or 60.5% and $413 million or 76.6% for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019 primarily due to the adoption of ASU 2016-13 and the forecast of elevated unemployment as a result of COVID-19, partially offset by the decline in finance receivables within the current periods.

Other revenues decreased $12 million or 7.7% for the three months ended June 30, 2020 when compared to the same period in 2019 primarily due to a decrease in insurance products and home and auto membership plans sold as a result of lower loan origination volume.

Other revenues decreased $26 million or 8.5% for the six months ended June 30, 2020 when compared to the same period in 2019 primarily due to a decrease in investment revenue primarily driven by lower mark-to-market gains on equity investment securities in the current period and a decrease in insurance products and home and auto membership plans sold as a result of lower loan origination volume.

Other expenses increased $18 million or 4.9% and $63 million or 8.7% for the three and six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to an increase in insurance policy benefits and claims expense primarily due to the impact of COVID-19 on our involuntary unemployment insurance products. The increase was partially offset by a decrease in general operating expenses reflecting our efforts to tightly manage costs, as well as variable expenses associated with lower loan origination volume.

OTHER

“Other” consists of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which includes primarily our liquidating real estate loans.

OMH's adjusted pretax loss of the Other components on an adjusted Segment Accounting Basis was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019

Interest income	$1	$2	$3	$5
Interest expense	1	1	2	3
Net interest income after provision for finance receivable losses	—	1	1	2
Other revenues	4	5	9	15
Other expenses	5	10	12	23
Adjusted pretax loss (non-GAAP)	$(1)	$(4)	$(2)	$(6)

Net finance receivables of the Other components, reported in “Other assets,” on a Segment Accounting Basis were as follows:

	June 30,
(dollars in millions)	2020	2019

Net finance receivables held for sale:
Other receivables	$61	$75

Credit Quality

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for the reconciliation of results of OMFC to OMH.

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $17.7 billion at June 30, 2020 and $18.4 billion at December 31, 2019. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments. See “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for further details on our borrower assistance programs.

DELINQUENCY

We monitor delinquency trends to evaluate the risk of future credit losses and employ advanced analytical tools to manage our exposure. Team members are actively engaged in collection activities throughout the early stages of delinquency. We closely track and report the percentage of receivables that are contractually 30-89 days past due as a benchmark of portfolio quality, collections effectiveness, and as a strong indicator of losses in coming quarters. See “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for further details on the COVID-19 impact on delinquency.

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

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment (a)	GAAP Basis

June 30, 2020
Current	$17,107	$(10)	$17,097
30-59 days past due	169	(1)	168
Delinquent (60-89 days past due)	121	—	121
Performing	17,397	(11)	17,386

Nonperforming (90+ days past due)	335	—	335
Total net finance receivables	$17,732	$(11)	$17,721

Delinquency ratio
30-89 days past due	1.63%	(b)	1.63%
30+ days past due	3.52%	(b)	3.52%
60+ days past due	2.57%	(b)	2.57%
90+ days past due	1.89%	(b)	1.89%

December 31, 2019
Current	$17,578	$(28)	$17,550
30-59 days past due	273	(1)	272
Delinquent (60-89 days past due)	182	(1)	181
Performing	18,033	(30)	18,003

Nonperforming (90+ days past due)	388	(2)	386
Total net finance receivables	$18,421	$(32)	$18,389

Delinquency ratio
30-89 days past due	2.47%	(b)	2.46%
30+ days past due	4.58%	(b)	4.56%
60+ days past due	3.09%	(b)	3.08%
90+ days past due	2.11%	(b)	2.10%
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

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the projected impacts of COVID-19 on the U.S. economy. We also incorporated estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. Our forecast leveraged economic projections from an industry leading forecast provider. At June 30, 2020, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and six months ended June 30, 2020 was largely due to these economic considerations offset by a release in our reserves as a result of the decline in our net finance receivables in the period. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for loan losses, reserve rate, and provision expense. For further information regarding the impact of COVID-19 on our allowance for finance receivable losses see “Recent Development and Outlook” and “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2020
Balance at beginning of period	$2,202	$(20)	$2,182
Provision for finance receivable losses	422	1	423
Charge-offs	(322)	1	(321)
Recoveries	40	—	40
Balance at end of period	$2,342	$(18)	$2,324

Three Months Ended June 30, 2019
Balance at beginning of period	$765	$(32)	$733
Provision for finance receivable losses	263	5	268
Charge-offs	(294)	4	(290)
Recoveries	38	(5)	33
Balance at end of period	$772	$(28)	$744

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	Consolidated Total

Six Months Ended June 30, 2020
Balance at beginning of period	$849	$(20)	$829
Impact of adoption of ASU 2016-13 (a)	1,119	(1)	1,118
Provision for finance receivable losses	952	2	954
Charge-offs	(658)	1	(657)
Recoveries	80	—	80
Balance at end of period	$2,342	$(18)	$2,324

Allowance ratio	13.21%	(b)	13.12%

Six Months Ended June 30, 2019
Balance at beginning of period	$773	$(42)	$731
Provision for finance receivable losses	539	15	554
Charge-offs	(610)	9	(601)
Recoveries	70	(10)	60
Balance at end of period	$772	$(28)	$744

Allowance ratio	4.54%	(b)	4.38%
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
(b) Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions (after the adoption of ASU 2016-13) are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables increased from prior periods due to the adoption of ASU 2016-13 and the impacts of the current economic environment.

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

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

June 30, 2020
TDR net finance receivables	$750	$(48)	$702
Allowance for TDR finance receivable losses	344	(23)	321

December 31, 2019
TDR net finance receivables	$721	$(63)	$658
Allowance for TDR finance receivable losses	292	(20)	272

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

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	June 30, 2020 *	December 31, 2019

FICO scores
660 or higher	$4,375	$3,951
620-659	4,708	4,683
619 or below	8,638	9,755
Total	$17,721	$18,389
* Due to the impact of COVID-19, FICO scores as of June 30, 2020 may have been impacted due to government stimulus measures, borrower assistance programs, and potentially inconsistent reporting to credit bureaus.

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

During the six months ended June 30, 2020, OMH generated net income of $121 million. OMH net cash inflow from operating and investing activities totaled $1.3 billion for the six months ended June 30, 2020. At June 30, 2020, our scheduled principal and interest payments for the remainder of 2020 on our existing debt (excluding securitizations) totaled $1.3 billion. As of June 30, 2020, we had $8.7 billion UPB of unencumbered personal loans and $113 million UPB of unencumbered real estate loans. These real estate loans are classified as held for sale and reported in “Other assets.”

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due through 2022.

OMFC’s Issuance and Notice of Redemption of Unsecured Debt

For information regarding the issuance and notice of redemption of OMFC's unsecured debt, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2020, we completed one personal loan securitization (OMFIT 2020-1, see “Securitized Borrowings” below), and redeemed one personal loan securitization (SLFT 2016-A). At June 30, 2020, we had $8.8 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

At June 30, 2020, the borrowing capacity was $7.1 billion and no amounts were drawn nor were any personal loans pledged as collateral under our revolving conduit facilities.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt and revolving conduit facilities.

Shares Repurchased and Retired

During the first quarter of 2020, OMH repurchased and retired 2,031,698 shares of its common stock at an average price per share of $22.30, for an aggregate total of approximately $45 million, including commissions and fees. To provide funding for the OMH stock repurchase and retirement program, the OMFC Board of Directors authorized multiple dividend payments in the aggregate amount of $45 million. On March 20, 2020, OMH temporarily suspended its stock repurchase program. OMH retains the right to reinstate the stock repurchase program as circumstances change. For additional information regarding the shares repurchased see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Cash Dividends to OMH's Common Stockholders

As of June 30, 2020, dividend declarations for the current year by OMH's board of directors were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 10, 2020	February 26, 2020	March 13, 2020	$2.83	*	$386
April 27, 2020	May 29, 2020	June 12, 2020	0.33		44
Total			$3.16		$430
* Our February 10, 2020 dividend declaration of $2.83 included a quarterly dividend of $0.33 per share.

To provide the primary funding for the dividends, OMFC paid dividends of $426 million to OMH during the six months ended June 30, 2020.

On July 27, 2020, OMH declared a dividend of $2.33 per share payable on August 18, 2020 to record holders of OMH's common stock as of the close of business on August 10, 2020. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $315 million payable on or after August 15, 2020.

While OMH intends to pay its minimum quarterly dividend, currently $0.33 per share, for the foreseeable future, and announced its intention to evaluate dividends above the minimum every first and third quarters, all subsequent dividends will be reviewed and declared at the discretion of the board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the board of directors deems relevant. OMH's dividend payments may change from time to time, and the board of directors may choose not to continue to declare dividends in the future.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $1.2 billion for the six months ended June 30, 2020 reflected net income of $121 million, the impact of non-cash items, and a favorable change in working capital of $53 million. Net cash provided by operations of $1.1 billion for the six months ended June 30, 2019 reflected net income of $346 million, the impact of non-cash items, and a favorable change in working capital of $56 million.

OMH's Investing Activities

Net cash provided by investing activities of $106 million for the six months ended June 30, 2020 was primarily due to the calls, sales, and maturities of investment securities partially offset the purchases of available-for-sale securities. Net cash used for investing activities of $1.3 billion for the six months ended June 30, 2019 was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales, and maturities of available-for-sale securities.

OMH's Financing Activities

Net cash provided by financing activities of $285 million for the six months ended June 30, 2020 was primarily due to the issuances of 8.875% Senior Notes due 2025 and OMFIT 2020-1 securitization offset by debt repayments, cash dividends paid, and the cash paid on the common stock repurchased during the period. Net cash provided by financing activities of $230 million for the six months ended June 30, 2019 was primarily due to net issuances of long-term debt offset by cash dividends paid.

OMH's Cash and Investments

At June 30, 2020, we had $2.7 billion of cash and cash equivalents, which included $240 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2020, we had $1.9 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

Liquidity Risks and Strategies

OMFC’s credit ratings are non-investment grade, which may have a significant impact on our cost and access to capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness. There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks are further described in our “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our 2019 Annual Report on Form 10-K.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay any dividends during the six months ended June 30, 2020 and 2019. See Note 12 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K for more information on state regulation restrictions and the Merit sale.

OUR DEBT AGREEMENTS

The debt agreements to which OMFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K for more information on the restrictive covenants under OMFC’s debt agreements, as well as the guarantees of OMFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933. As of June 30, 2020, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$265	$284	3.83%	5 years
SLFT 2017-A	652	685	619	702	2.98%	3 years
OMFIT 2015-3	293	329	293	325	4.21%	5 years
OMFIT 2016-1	500	570	72	157	5.46%	3 years
OMFIT 2016-3	350	397	317	415	4.33%	5 years
OMFIT 2017-1	947	988	524	588	2.74%	2 years
OMFIT 2018-1	632	650	600	683	3.60%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	600	687	3.79%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1 (c)	821	958	821	958	4.12%	2 years
ODART 2017-2	605	624	156	185	3.38%	1 year
ODART 2018-1	947	964	900	964	3.56%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$9,487	$10,125	$7,867	$8,985
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of June 30, 2020.
(c) On May 1, 2020, we issued $821 million of notes backed by personal loans. The notes mature in May of 2032. We initially retained $71 million of the Class C notes and subsequently sold the Class C notes on May 29, 2020.

Revolving Conduit Facilities
In addition to the structured financings, we have access to 14 revolving conduit facilities with a total borrowing capacity of $7.1 billion as of June 30, 2020:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

Rocky River Funding, LLC	$400	$—
OneMain Financial Funding IX, LLC	650	—
Mystic River Funding, LLC	850	—
Fourth Avenue Auto Funding, LLC	200	—
OneMain Financial Funding VIII, LLC	650	—
Thayer Brook Funding, LLC	250	—
Hubbard River Funding, LLC	250	—
Seine River Funding, LLC	650	—
New River Funding, LLC	250	—
Hudson River Funding, LLC	500	—
Columbia River Funding, LLC	500	—
St. Lawrence River Funding, LLC	250	—
OneMain Financial Funding VII, LLC	850	—
OneMain Financial Auto Funding I, LLC	850	—
Total	$7,100	$—

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the transaction completed subsequent to June 30, 2020.

Off-Balance Sheet Arrangements

We have no other material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2020 or December 31, 2019.

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

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts and seasonality of demand. Demand for our personal loans is usually lower in January and February after the holiday season and as a result of tax refunds. Delinquencies on our personal loans are generally lower in the first and second quarters and tend to rise throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year. Our normal seasonality trends continue to be affected by the COVID-19 pandemic and mitigating efforts from government stimulus measures.

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

As of June 30, 2020, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of June 30, 2020 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

CONTROLS AND PROCEDURES OF ONEMAIN FINANCE CORPORATION

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information OMFC is required to disclose in reports that OMFC files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2020, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of June 30, 2020 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

The COVID-19 pandemic has resulted in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities have taken a number of steps to combat or slow the spread of COVID-19, including shutdowns of non-essential businesses, stay-at-home orders, social distancing measures, and other actions which have disrupted economic activity. Certain states have relaxed their restrictions and begun to reopen their economies. In some cases, these states are experiencing new outbreaks of COVID-19 and have re-imposed shutdowns of restaurants, entertainment and similar venues. These disruptions and uncertainties related to shutdowns and reopenings have resulted in a significant reduction in the number of customers at our branch locations and lower demand for our products, which, combined with our credit tightening, has decreased our loan originations. COVID-19 has also resulted in higher unemployment in the United States, which we expect will over time result in increased delinquencies and credit losses on finance receivables outstanding. In addition, if significant portions of our workforce are unable to work effectively as a result of COVID-19, there may be servicing and other disruptions to our business. Additionally, a large secondary outbreak of COVID-19 could lead to further mandated shutdowns and economic uncertainty. As a result, we cannot foresee whether the outbreak of COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact.

In March 2020, the CARES Act was signed into law, which, among other things, expanded states’ ability to provide unemployment insurance for many workers impacted by COVID-19, including for workers who were not otherwise eligible for unemployment benefits, provide direct payments to qualifying individuals, and provided assistance for small and medium size businesses. We believe that many of our customers have benefited from the enhanced benefits provided by the CARES Act, some of which, such as enhanced unemployment benefits, are set to expire in July 2020. If these benefits are not extended, or if other stimulus measures benefiting our customers are not enacted in the near term, the effect may result in an increase in delinquencies and materially and adversely impact our results of operations and financial condition in future periods.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by COVID-19. Legal and regulatory responses to concerns about COVID-19 could result in additional regulation or restrictions affecting the conduct of our business in the future. All of the foregoing may adversely affect our income and other results of operations or make collection of our personal loans more difficult or reduce income received from such loans or our ability to obtain financing with respect to such loans.

COVID-19 has also caused significant volatility in financial markets and adverse economic conditions and may have significant long-term adverse effects on the U.S. economy, including increased instability in capital markets, declines in business and consumer confidence, reductions in economic activity, increased unemployment and recession, any of which may adversely affect our ability to access the capital markets and could have an adverse impact on our liquidity, our income and our ability to support our operations and other negative impacts on our financial position, results of operations, and prospects.

If our estimates of allowance for finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which would adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and current and forecasted economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance from ASC 326, Financial Instruments – Credit Losses, which requires us to measure expected credit losses for financial assets at each reporting date. The allowance is primarily based on historical experience, current conditions, and our reasonable and supportable forecast of economic conditions. If customer behavior changes as a result of economic conditions and if we are unable to accurately predict how the unemployment rates, personal bankruptcy filings, and general economic conditions may affect our allowance for finance receivable losses, our allowance for finance receivable losses may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibit Index.

Exhibit Number	Description

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of OneMain Finance Corporation (formerly Springleaf Finance Corporation)

3.2	Second Amendment to the Amended and Restated Bylaws of OneMain Finance Corporation (formerly Springleaf Finance Corporation)

4.1
Tenth Supplemental Indenture, dated May 14, 2020, by and among OneMain Finance Corporation (formerly, Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 8.875% Senior Notes due 2025 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on May 14, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	July 30, 2020	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	July 30, 2020	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)