Form 10-Q
period 2020-09-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2020-10-29
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2020

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from to

Commission file number
001-36129 (OneMain Holdings, Inc.)
001-06155 (OneMain Finance Corporation)

ONEMAIN HOLDINGS, INC.
ONEMAIN FINANCE CORPORATION
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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At October 22, 2020, there were 134,325,845 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At October 22, 2020, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

2019 Annual Report on Form 10-K	Combined OMH and SFC (now known as OMFC) Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020
30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
8.25% Senior Notes due 2020	$1.0 billion of 8.25% Senior Notes due 2020 issued by OMFC on April 11, 2016, guaranteed by OMH and redeemed in full on July 29, 2020
8.875% Senior Notes due 2025	$600 million of 8.875% Senior Notes due 2025 issued by OMFC on May 14, 2020 and guaranteed by OMH
ABS	asset-backed securities
Accretable yield	the excess of the cash flows expected to be collected on the purchased credit impaired finance receivables over the discounted cash flows
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction	the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Base Indenture	OMFC Indenture, dated as of December 3, 2014
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law by President Trump on March 27, 2020
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
COVID-19	the global outbreak of a novel strain of coronavirus
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2019 Real Estate Loan Sale	OMFC and certain of its subsidiaries sold a portfolio of real estate loans with a carrying value of $16 million, classified in finance receivables held for sale, for aggregate cash proceeds of $19 million on February 5, 2019
FICO score	a credit score created by Fair Isaac Corporation
Fortress	Fortress Investment Group LLC
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Other Notes, and the 6.00% Senior Notes due 2020 and 8.25% Senior Notes due 2020, which were redeemed in full on April 15, 2019 and July 29, 2020, respectively
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

Term or Abbreviation	Definition

Merit	Merit Life Insurance Co., a former insurance subsidiary of OMFC. In the fourth quarter of 2019, the Company sold all of the issued and outstanding shares in Merit to a third party
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation (formerly Springleaf Finance Corporation)
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain Acquisition	Acquisition of OneMain Financial Holdings, LLC from CitiFinancial Credit Company, effective November 1, 2015
Other securities	securities for which the fair value option was elected and equity securities. Other securities recognize unrealized gains and losses in investment revenues
Other Notes	collectively, the 8.25% Senior Notes due 2023 and the 7.75% Senior Notes due 2021, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by OMFC and guaranteed by OMH
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SFC	Springleaf Finance Corporation (effective as of July 1, 2020, SFC has been renamed to OMFC)
SFH	Springleaf Financial Holdings, LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress that sold 54,937,500 shares of OMH's common stock to the Apollo-Värde Group in the Apollo-Värde Transaction
SFI	Springleaf Finance, Inc.
Share Purchase Agreement	a share purchase agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and the Company to acquire from SFH 54,937,500 shares of OMH's common stock that was issued and outstanding as of such date, representing the entire holdings of OMH's stock beneficially owned by Fortress
SLFT	Springleaf Funding Trust
SMHC	Springleaf Mortgage Holding Company and subsidiaries
SpringCastle Interests Sale	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
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

PART I

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2020	December 31, 2019

Assets
Cash and cash equivalents	$1,944	$1,227
Investment securities (includes available-for-sale securities with a fair value of $1.8 billion and an amortized cost basis of $1.7 billion in 2020)	1,882	1,884
Net finance receivables (includes loans of consolidated VIEs of $9.4 billion in 2020 and $8.4 billion in 2019)	17,817	18,389
Unearned insurance premium and claim reserves	(778)	(793)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.2 billion in 2020 and $340 million in 2019)	(2,324)	(829)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,715	16,767
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $479 million in 2020 and $400 million in 2019)	497	405
Goodwill	1,422	1,422
Other intangible assets	315	343
Other assets	1,082	769
Total assets	$21,857	$22,817

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.4 billion in 2020 and $7.6 billion in 2019)	$17,531	$17,212
Insurance claims and policyholder liabilities	620	649
Deferred and accrued taxes	55	34
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2020 and $14 million in 2019)	528	592
Total liabilities	18,734	18,487
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 134,323,013 and 136,101,156 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,651	1,689
Accumulated other comprehensive income	79	44
Retained earnings	1,392	2,596
Total shareholders’ equity	3,123	4,330
Total liabilities and shareholders’ equity	$21,857	$22,817

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019

Interest income	$1,089	$1,065	$3,273	$3,020

Interest expense	255	244	781	717

Net interest income	834	821	2,492	2,303

Provision for finance receivable losses	231	282	1,186	836

Net interest income after provision for finance receivable losses	603	539	1,306	1,467

Other revenues:
Insurance	109	117	334	341
Investment	17	21	56	71
Net loss on repurchase and repayment of debt	(38)	(2)	(38)	(35)
Net gain on sale of real estate loans	—	—	—	3
Other	13	20	38	80
Total other revenues	101	156	390	460

Other expenses:
Salaries and benefits	186	205	568	609
Other operating expenses	134	146	425	422
Insurance policy benefits and claims	43	47	201	141
Total other expenses	363	398	1,194	1,172

Income before income taxes	341	297	502	755

Income taxes	91	49	131	161

Net income	$250	$248	$371	$594

Share Data:
Weighted average number of shares outstanding:
Basic	134,321,929	136,095,481	134,847,170	136,060,832
Diluted	134,507,549	136,376,051	134,999,487	136,272,391
Earnings per share:
Basic	$1.86	$1.82	$2.75	$4.36
Diluted	$1.86	$1.82	$2.75	$4.36

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Net income	$250	$248	$371	$594

Other comprehensive income:
Net change in unrealized gains on non-credit impaired available-for-sale securities	16	14	49	90
Foreign currency translation adjustments	2	(1)	(3)	3
Income tax effect:
Net change in unrealized gains on non-credit impaired available-for-sale securities	(4)	(3)	(11)	(21)
Foreign currency translation adjustments	—	—	1	—
Other comprehensive income, net of tax, before reclassification adjustments	14	10	36	72
Reclassification adjustments included in net income, net of tax:
Net realized gains on available-for-sale securities, net of tax	—	—	(1)	—
Reclassification adjustments included in net income, net of tax	—	—	(1)	—
Other comprehensive income, net of tax	14	10	35	72

Comprehensive income	$264	$258	$406	$666

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Three Months Ended September 30, 2020
Balance, July 1, 2020	$1	$1,648	$65	$1,457	$3,171
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive income	—	—	14	—	14
Cash dividends *	—	—	—	(315)	(315)
Net income	—	—	—	250	250
Balance, September 30, 2020	$1	$1,651	$79	$1,392	$3,123

Three Months Ended September 30, 2019
Balance, July 1, 2019	$1	$1,683	$28	$2,429	$4,141
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive income	—	—	10	—	10
Cash dividends *	—	—	—	(308)	(308)
Net income	—	—	—	248	248
Balance, September 30, 2019	$1	$1,686	$38	$2,369	$4,094

Nine Months Ended September 30, 2020
Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$4,330
Net impact of adoption of ASU 2016-13 (see Note 3)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	3,502
Common stock repurchased and retired	—	(45)	—	—	(45)
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	35	—	35
Cash dividends *	—	—	—	(747)	(747)
Net income	—	—	—	371	371
Balance, September 30, 2020	$1	$1,651	$79	$1,392	$3,123

Nine Months Ended September 30, 2019
Balance, January 1, 2019	$1	$1,681	$(34)	$2,151	$3,799
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	72	—	72
Cash dividends *	—	—	—	(376)	(376)
Net income	—	—	—	594	594
Balance, September 30, 2019	$1	$1,686	$38	$2,369	$4,094
* Cash dividends declared were $2.33 per share and $2.25 per share during the three months ended September 30, 2020 and 2019, respectively, and $5.49 per share and $2.75 per share during the nine months ended September 30, 2020 and 2019, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2020	2019

Cash flows from operating activities
Net income	$371	$594
Reconciling adjustments:
Provision for finance receivable losses	1,186	836
Depreciation and amortization	196	203
Deferred income tax charge (benefit)	(72)	8
Net loss on repurchase and repayment of debt	38	35
Share-based compensation expense, net of forfeitures	13	10
Other	5	(8)
Cash flows due to changes in other assets and other liabilities	(108)	51
Net cash provided by operating activities	1,629	1,729

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(278)	(2,445)
Proceeds on sale of finance receivables held for sale originated as held for investment	—	19
Available-for-sale securities purchased	(341)	(499)
Available-for-sale securities called, sold, and matured	383	457
Other securities purchased	(11)	(13)
Other securities called, sold, and matured	11	26
Other, net	(21)	(1)
Net cash used for investing activities	(257)	(2,456)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	6,445	5,157
Repayment of long-term debt	(6,212)	(3,402)
Cash dividends	(745)	(374)
Common stock repurchased and retired	(45)	—
Withholding tax on share-based compensation	(6)	(5)
Net cash provided by (used for) financing activities	(563)	1,376

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	809	649
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,632	1,178
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$2,441	$1,827

Supplemental cash flow information
Cash and cash equivalents	$1,944	$1,393
Restricted cash and restricted cash equivalents	497	434
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$2,441	$1,827

Cash paid for amounts included in the measurement of operating lease liabilities	$44	$44

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$34	$221

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2020	December 31, 2019

Assets
Cash and cash equivalents	$1,944	$1,227
Investment securities (includes available-for-sale securities with a fair value of $1.8 billion and an amortized cost basis of $1.7 billion in 2020)	1,882	1,884
Net finance receivables (includes loans of consolidated VIEs of $9.4 billion in 2020 and $8.4 billion in 2019)	17,817	18,389
Unearned insurance premium and claim reserves	(778)	(793)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.2 billion in 2020 and $340 million in 2019)	(2,324)	(829)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,715	16,767
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $479 million in 2020 and $400 million in 2019)	497	405
Goodwill	1,422	1,422
Other intangible assets	315	343
Other assets	1,081	768
Total assets	$21,856	$22,816

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $8.4 billion in 2020 and $7.6 billion in 2019)	$17,531	$17,212
Insurance claims and policyholder liabilities	620	649
Deferred and accrued taxes	57	35
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2020 and $14 million in 2019)	526	595
Total liabilities	18,734	18,491
Contingencies (Note 14)

Shareholder's equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at September 30, 2020 and December 31, 2019	5	5
Additional paid-in capital	1,895	1,888
Accumulated other comprehensive income	79	44
Retained earnings	1,143	2,388
Total shareholder's equity	3,122	4,325
Total liabilities and shareholder's equity	$21,856	$22,816

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Interest income	$1,089	$1,065	$3,273	$3,020

Interest expense	255	247	781	719

Net interest income	834	818	2,492	2,301

Provision for finance receivable losses	231	282	1,186	836

Net interest income after provision for finance receivable losses	603	536	1,306	1,465

Other revenues:
Insurance	109	117	334	341
Investment	17	21	56	71
Net loss on repurchase and repayment of debt	(38)	(2)	(38)	(35)
Net gain on sale of real estate loans	—	—	—	3
Other	13	20	38	88
Total other revenues	101	156	390	468

Other expenses:
Salaries and benefits	186	205	568	609
Other operating expenses	134	145	425	421
Insurance policy benefits and claims	43	47	201	141
Total other expenses	363	397	1,194	1,171

Income before income taxes	341	295	502	762

Income taxes	91	51	131	165

Net income	$250	$244	$371	$597

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Net income	$250	$244	$371	$597

Other comprehensive income:
Net change in unrealized gains on non-credit impaired available-for-sale securities	16	14	49	90
Foreign currency translation adjustments	2	(1)	(3)	4
Income tax effect:
Net change in unrealized gains on non-credit impaired available-for-sale securities	(4)	(3)	(11)	(21)
Retirement plan liability adjustments	—	—	—	(1)
Foreign currency translation adjustments	—	—	1	—
Other comprehensive income, net of tax, before reclassification adjustments	14	10	36	72
Reclassification adjustments included in net income, net of tax:
Net realized gains on available-for-sale securities, net of tax	—	—	(1)	—
Reclassification adjustments included in net income, net of tax	—	—	(1)	—
Other comprehensive income, net of tax	14	10	35	72

Comprehensive income	$264	$254	$406	$669

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended September 30, 2020
Balance, July 1, 2020	$5	$1,892	$65	$1,208	$3,170
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive income	—	—	14	—	14
Cash dividends	—	—	—	(315)	(315)
Net income	—	—	—	250	250
Balance, September 30, 2020	$5	$1,895	$79	$1,143	$3,122

Three Months Ended September 30, 2019
Balance, July 1, 2019	$5	$2,146	$28	$2,225	$4,404
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive income	—	—	10	—	10
Merger of SFI with OMFC	—	(408)	—	—	(408)
Cash contribution from OMH	—	144	—	—	144
Cash dividends	—	—	—	(308)	(308)
Net income	—	—	—	244	244
Balance, September 30, 2019	$5	$1,885	$38	$2,161	$4,089

Nine Months Ended September 30, 2020
Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU 2016-13 (see Note 3)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	35	—	35
Cash dividends	—	—	—	(788)	(788)
Net income	—	—	—	371	371
Balance, September 30, 2020	$5	$1,895	$79	$1,143	$3,122

Nine Months Ended September 30, 2019
Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Merger of SFI with OMFC	—	(408)	—	—	(408)
Cash contribution from OMH	—	144	—	—	144
Contribution of SCHC to OMFC from SFI	—	34	—	—	34
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on shared-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	72	—	72
Cash dividends	—	—	—	(376)	(376)
Net income	—	—	—	597	597
Balance, September 30, 2019	$5	$1,885	$38	$2,161	$4,089

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2020	2019

Cash flows from operating activities
Net income	$371	$597
Reconciling adjustments:
Provision for finance receivable losses	1,186	836
Depreciation and amortization	196	203
Deferred income tax charge (benefit)	(72)	9
Net loss on repurchase and repayment of debt	38	35
Share-based compensation expense, net of forfeitures	13	10
Other	5	(8)
Cash flows due to changes in other assets and other liabilities	(112)	77
Net cash provided by operating activities	1,625	1,759

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(278)	(2,445)
Proceeds on sale of finance receivables held for sale originated as held for investment	—	19
Available-for-sale securities purchased	(341)	(499)
Available-for-sale securities called, sold, and matured	383	457
Other securities purchased	(11)	(13)
Other securities called, sold, and matured	11	26
Other, net	(21)	(1)
Net cash used for investing activities	(257)	(2,456)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of commissions	6,445	5,157
Repayment of long-term debt	(6,212)	(3,402)
Cash contribution of SCLH	—	12
Cash dividends to OMH	(786)	(374)
Cash contribution from OMH	—	144
Payments on intercompany notes payable	—	(170)
Withholding tax on share-based compensation	(6)	(5)
Net cash provided by (used for) financing activities	(559)	1,362

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	809	665
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,632	1,162
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$2,441	$1,827

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
	Nine Months Ended September 30,
(dollars in millions)	2020	2019

Supplemental cash flow information
Cash and cash equivalents	$1,944	$1,393
Restricted cash and restricted cash equivalents	497	434
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$2,441	$1,827

Cash paid for amounts included in the measurement of operating lease liabilities	$44	$44

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$34	$221
Non-cash contribution of SCLH	—	22
Non-cash merger of SFI with OMFC	—	(408)

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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

Effective July 1, 2020, SFC was renamed to OMFC. The name change did not affect OMFC’s legal entity structure, nor did it have an impact on OMH’s or OMFC’s financial statements. OMFC is used in this report to include references to transactions and arrangements occurring prior to the name change.

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

At September 30, 2020, the Apollo-Värde Group owned approximately 40.9% of OMH’s common stock.

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

	September 30, 2020			December 31, 2019
(dollars in millions)	OMH	OMFC	Difference	OMH	OMFC	Difference

Other assets	$1,082	$1,081	$1	$769	$768	$1
Deferred and accrued taxes	55	57	(2)	34	35	(1)
Other liabilities	528	526	2	592	595	(3)
Total shareholders' equity (a)	3,123	3,122	1	4,330	4,325	5

	Three Months Ended September 30,
	2020			2019
(dollars in millions)	OMH	OMFC	Difference	OMH	OMFC	Difference

Interest expense	$255	$255	$—	$244	$247	$(3)
Other operating expenses	134	134	—	146	145	1
Income before income taxes	341	341	—	297	295	2
Income taxes	91	91	—	49	51	(2)
Net Income	250	250	—	248	244	4

	Nine Months Ended September 30,
	2020			2019
(dollars in millions)	OMH	OMFC	Difference	OMH	OMFC	Difference

Interest expense	$781	$781	$—	$717	$719	$(2)
Other revenues (b)	38	38	—	80	88	(8)
Other operating expenses	425	425	—	422	421	1
Income before income taxes	502	502	—	755	762	(7)
Income taxes	131	131	—	161	165	(4)
Net Income	371	371	—	594	597	(3)
(a) The differences between total shareholders’ equity in the periods ended September 30, 2020 and December 31, 2019 were due to historical differences in results of operations of the companies and differences in equity awards.
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

OMFC's Notes Receivable from Parent

As a result of the merger between SFI and OMFC, described in Note 1 and above, a $232 million note receivable from SFI to OMFC was dissolved effective July 1, 2019. Additionally, OMFC assumed a $28 million note payable from SFI to SMHC, a wholly-owned subsidiary of OMFC, and OMFC subsequently paid off the note on September 23, 2019. For the three months ended September 30, 2019, there was no interest income recognized on these notes. For the nine months ended September 30, 2019, interest income on these notes totaled $8 million, which we report in other revenues.

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

We estimate the allowance for finance receivable losses primarily on historical loss experience using a cumulative loss model applied to our finance receivable portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our finance receivables are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include collateral mix and recent credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses. We also consider key economic trends including unemployment rates and bankruptcy filings. Forecasted macroeconomic conditions extend to our reasonable and supportable forecast period and revert to a historical average. No new volume is assumed. Renewals are a significant piece of our new volume and are considered a terminal event of the previous loan. We have elected not to measure an allowance on accrued finance charges as it is our policy to reverse finance charge amounts previously accrued after four contractual payments become past due.

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

We have a cross-functional implementation team and a project plan to ensure we comply with all the amendments in this ASU at the time of adoption. We have engaged various vendors to assess a software solution to meet the new accounting and disclosure requirements of the ASU and are currently working toward an agreement with our preferred candidate. We continue to make progress in evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

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

Net finance receivables consist of our total portfolio of personal loans. Components of our personal loans were as follows:

(dollars in millions)	September 30, 2020	December 31, 2019

Gross receivables *	$17,606	$18,195
Unearned points and fees	(224)	(242)
Accrued finance charges	290	289
Deferred origination costs	145	147
Total	$17,817	$18,389
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

At 90 days or more contractually past due, we consider our finance receivables to be nonperforming. We stop accruing finance charges and reverse finance charges previously accrued on nonperforming loans. We reversed net accrued finance charges of $16 million and $66 million during the three and nine months ended September 30, 2020, respectively. Finance charges recognized from the contractual interest portion of payments received on nonaccrual finance receivables totaled $3 million and $12 million during the three and nine months ended September 30, 2020, respectively. All loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

The following is a summary of our personal loans held for investment by the year of origination and number of days delinquent, our key credit quality indicator, at September 30, 2020:

(dollars in millions)	2020	2019	2018	2017	2016	Prior	Total

Performing
Current	$6,504	$6,940	$2,534	$844	$251	$132	$17,205
30-59 days past due	36	103	45	19	7	5	215
60-89 days past due	20	66	28	11	4	2	131
Total performing	6,560	7,109	2,607	874	262	139	17,551
Nonperforming (Nonaccrual)
90-179 days past due	26	133	61	23	9	6	258
180 days or more past due	—	5	2	1	—	—	8
Total nonperforming	26	138	63	24	9	6	266
Total	$6,586	$7,247	$2,670	$898	$271	$145	$17,817

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

Changes in accretable yield for purchased credit impaired finance receivables were as follows:

(dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Personal Loans
Balance at beginning of period	$46	$39
Accretion	(6)	(15)
Reclassifications from nonaccretable difference *	—	16
Balance at end of period	$40	$40

Real Estate Loans - Held for Sale
Balance at beginning of period	$23	$27
Accretion	(1)	(2)
Transfer due to finance receivables sold	—	(3)
Balance at end of period	$22	$22
* Reclassifications from nonaccretable difference represents the increases in accretable yield resulting from higher estimated undiscounted cash flows.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	September 30, 2020	December 31, 2019

Personal Loans
TDR gross receivables (a)	$699	$655
TDR net receivables (b)	701	658
Allowance for TDR finance receivable losses	321	272

Real Estate Loans - Held for Sale
TDR gross receivables (a)	$49	$52
TDR net receivables (b)	49	53
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

TDR average net receivables and finance charges recognized on TDR finance receivables for our personal loans that are held for investment and our real estate loans that are held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Three Months Ended September 30, 2020
TDR average net receivables	$701	$49	$750
TDR finance charges recognized	13	1	14

Three Months Ended September 30, 2019
TDR average net receivables	$571	$55	$626
TDR finance charges recognized	11	1	12

Nine Months Ended September 30, 2020
TDR average net receivables	$692	$51	$743
TDR finance charges recognized	38	2	40

Nine Months Ended September 30, 2019
TDR average net receivables	$525	$59	$584
TDR finance charges recognized	35	2	37

Information regarding the new volume of the TDR finance receivables held for investment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Personal Loans
Pre-modification TDR net finance receivables	$105	$129	$392	$373
Post-modification TDR net finance receivables:
Rate reduction	67	86	242	257
Other *	38	43	150	116
Total post-modification TDR net finance receivables	$105	$129	$392	$373
Number of TDR accounts	13,581	18,545	52,780	55,358
* “Other” modifications primarily include potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

New volume of TDR finance receivables held for sale are not included in the table above as they were immaterial for the three and nine months ended September 30, 2020 and 2019.

Personal loans held for investment that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Personal Loans
TDR net finance receivables *	$20	$27	$77	$66
Number of TDR accounts	2,947	4,202	11,286	10,298
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Real estate loans held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were immaterial for the three and nine months ended September 30, 2020 and 2019.

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

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the projected impacts of the global outbreak of a novel strain of coronavirus (“COVID-19”) on the U.S. economy. Our forecast leveraged economic projections from an industry leading forecast provider. We also incorporated estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. At September 30, 2020, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the nine months ended September 30, 2020 was largely due to these economic considerations relating to COVID-19 along with the adoption of ASU 2016-13.

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Personal Loans
Balance at beginning of period	$2,324	$744	$829	$731
Impact of adoption of ASU 2016-13 *	—	—	1,118	—
Provision for finance receivable losses	231	282	1,186	836
Charge-offs	(274)	(260)	(931)	(862)
Recoveries	43	32	122	93
Balance at end of period	$2,324	$798	$2,324	$798
* As a result of the adoption of ASU 2016-13 on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 3 and 4 for additional information on the adoption of ASU 2016-13.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	September 30, 2020	December 31, 2019

Allowance for finance receivable losses:
Collectively evaluated for impairment	$2,003	$557
Purchased credit impaired finance receivables *	—	—
TDR finance receivables	321	272
Total	$2,324	$829

Finance receivables:
Collectively evaluated for impairment	$17,116	$17,691
Purchased credit impaired finance receivables *	—	40
TDR finance receivables	701	658
Total	$17,817	$18,389

Allowance for finance receivable losses as a percentage of finance receivables	13.05%	4.51%
* As a result of the adoption of ASU 2016-13 on January 1, 2020, the accounting for purchased credit impaired finance receivables was superseded with purchase credit deteriorated finance receivables which are collectively evaluated for impairment. See Notes 3 and 4 for additional information on the adoption of ASU 2016-3.

6. Finance Receivables Held for Sale

We reported finance receivables held for sale, included within “Other assets,” of $54 million at September 30, 2020 and $64 million at December 31, 2019, which consist entirely of real estate loans, and are carried at the lower of cost or fair value, applied on an aggregate basis.

In February 2019, we sold a portfolio of real estate loans with a carrying value of $16 million for aggregate cash proceeds of $19 million and recorded a net gain in other revenues of $3 million (“February 2019 Real Estate Loan Sale”). After the recognition of the February 2019 Real Estate Loan Sale, the carrying value of the remaining loans classified in finance receivables held for sale exceeded their fair value, and accordingly, we marked the remaining loans to fair value and recorded an impairment in other revenue of $3 million.

We did not have any material impairments or transfers to or from finance receivables held for sale during the three and nine months ended September 30, 2020 and 2019.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2020*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	81	5	—	86
Commercial paper	24	—	—	24
Non-U.S. government and government sponsored entities	132	9	—	141
Corporate debt	1,106	83	(5)	1,184
Mortgage-backed, asset-backed, and collateralized:
RMBS	211	7	—	218
CMBS	61	2	—	63
CDO/ABS	78	1	(1)	78
Total	$1,705	$107	$(6)	$1,806
* There was no allowance for credit losses related to our investment securities as of September 30, 2020.

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2019*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	91	2	(1)	92
Commercial paper	91	—	—	91
Non-U.S. government and government sponsored entities	144	3	—	147
Corporate debt	1,054	45	(1)	1,098
Mortgage-backed, asset-backed, and collateralized:
RMBS	214	3	—	217
CMBS	56	1	—	57
CDO/ABS	84	1	—	85
Total	$1,745	$55	$(2)	$1,798
* The balances reported as of December 31, 2019 are not subject to the adoption of ASU 2016-13 on January 1, 2020 and continue to be reported under ASC 320, Investments – Debt and Equity Securities.

As of September 30, 2020, interest receivables reported in “Other assets” totaled $13 million. Amounts reversed from investment revenue for available-for-sale securities were immaterial.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2020
Obligations of states, municipalities, and political subdivisions	$3	$—	$—	$—	$3	$—
Commercial paper	19	—	—	—	19	—
Non-U.S. government and government sponsored entities	3	—	—	—	3	—
Corporate debt	95	(4)	5	(1)	100	(5)
Mortgage-backed, asset-backed, and collateralized:
RMBS	10	—	—	—	10	—
CMBS	21	—	—	—	21	—
CDO/ABS	21	(1)	—	—	21	(1)
Total	$172	$(5)	$5	$(1)	$177	$(6)

December 31, 2019*
U.S. government and government sponsored entities	$—	$—	$3	$—	$3	$—
Obligations of states, municipalities, and political subdivisions	29	(1)	4	—	33	(1)
Commercial paper	76	—	—	—	76	—
Non-U.S. government and government sponsored entities	19	—	14	—	33	—
Corporate debt	63	(1)	13	—	76	(1)
Mortgage-backed, asset-backed, and collateralized:
RMBS	45	—	—	—	45	—
CMBS	15	—	7	—	22	—
CDO/ABS	14	—	—	—	14	—
Total	$261	$(2)	$41	$—	$302	$(2)

* The balances reported as of December 31, 2019 are not subject to the adoption of ASU 2016-13 on January 1, 2020 and continue to be reported under ASC 320, Investments – Debt and Equity Securities.

On a lot basis, we had 233 and 398 investment securities in an unrealized loss position at September 30, 2020 and December 31, 2019, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at September 30, 2020, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of September 30, 2020, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2020, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and nine months ended September 30, 2020.

Prior to the adoption of ASU 2016-13, other-than-temporary impairment losses, primarily on corporate debt, in investment revenues were immaterial during the three and nine months ended September 30, 2019. There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during the three and nine months ended September 30, 2019.

The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2020 totaled $74 million and $179 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2019 totaled $36 million and $245 million, respectively. The net realized gains and losses were immaterial during the three and nine months ended September 30, 2020 and 2019.

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2020 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$128	$127
Due after 1 year through 5 years	605	573
Due after 5 years through 10 years	526	485
Due after 10 years	188	170
Mortgage-backed, asset-backed, and collateralized securities	359	350
Total	$1,806	$1,705

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $604 million and $633 million at September 30, 2020 and December 31, 2019, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2020	December 31, 2019

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	20	24
Mortgage-backed, asset-backed, and collateralized bonds	17	15
Total bonds	38	40
Preferred stock *	14	19
Common stock *	24	26
Other long-term investments	—	1
Total	$76	$86
* We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains and losses on other securities held were immaterial for the three and nine months ended September 30, 2020 and 2019. Net realized gains and losses on other securities sold or redeemed were also immaterial for the three and nine months ended September 30, 2020 and 2019.

Other securities include equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

8. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations by period) by type of debt at September 30, 2020 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.95%-6.94%	5.38%-8.88%	2.03%

Fourth quarter 2020	$—	$—	$—	$—
2021	—	635	—	635
2022	—	992	—	992
2023	—	1,175	—	1,175
2024	—	1,300	—	1,300
2025-2067	—	4,985	350	5,335
Securitizations (c)	8,401	—	—	8,401
Total principal maturities	$8,401	$9,087	$350	$17,838

Total carrying amount	$8,366	$8,993	$172	$17,531
Debt issuance costs (d)	(32)	(80)	—	(112)
(a) Pursuant to the Base Indenture, the Supplemental Indentures and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at September 30, 2020.
(c) Securitizations are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At September 30, 2020, there were no amounts drawn under our revolving conduit facilities. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $31 million at September 30, 2020 and are reported in “Other assets.”

8.875% SENIOR NOTES DUE 2025 OFFERING

On May 14, 2020, OMFC issued a total of $600 million aggregate principal amount of 8.875% Senior Notes due 2025 (the “8.875% Senior Notes due 2025”) under the Base Indenture, as supplemented by the Tenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

REDEMPTION OF 8.25% SENIOR NOTES DUE 2020

On June 29, 2020, OMFC issued a notice of full redemption of its 8.25% Senior Notes due 2020. On July 29, 2020, OMFC paid an aggregate amount of $1.0 billion, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $35 million of net loss on repurchases and repayments of debt for the three and nine months ended September 30, 2020.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	September 30, 2020	December 31, 2019

Assets
Cash and cash equivalents	$2	$4
Finance receivables - Personal loans	9,371	8,428
Allowance for finance receivable losses	1,184	340
Restricted cash and restricted cash equivalents	479	400
Other assets	31	29

Liabilities
Long-term debt	$8,366	$7,643
Other liabilities	16	15

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $84 million and $256 million during the three and nine months ended September 30, 2020, respectively, compared to $79 million and $243 million during the three and nine months ended September 30, 2019, respectively.

SECURITIZED BORROWINGS

Each of our outstanding securitizations contain a revolving period ranging from one to seven years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

REVOLVING CONDUIT FACILITIES

We had access to 14 revolving conduit facilities with a total maximum borrowing capacity of $7.2 billion as of September 30, 2020. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of September 30, 2020. Amounts drawn on these facilities are collateralized by our personal loans.

At September 30, 2020, no amounts were drawn under these facilities.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

	At or for the Nine Months Ended September 30,
(dollars in millions)	2020	2019

Balance at beginning of period	$117	$117
Less reinsurance recoverables	(4)	(4)
Net balance at beginning of period	113	113
Additions for losses and loss adjustment expenses incurred to:
Current year	221	154
Prior years *	(10)	(13)
Total	211	141
Reductions for losses and loss adjustment expenses paid related to:
Current year	(107)	(85)
Prior years	(60)	(57)
Total	(167)	(142)
Net balance at end of period	157	112
Plus reinsurance recoverables	3	3
Balance at end of period	$160	$115
*    Reflects (i) a redundancy in the prior years’ net reserves of $10 million at September 30, 2020, primarily due to favorable development of credit life, term life, and credit disability claims during the period, and (ii) a redundancy in the prior years’ net reserves of $13 million at September 30, 2019, primarily due to a favorable development of credit life, disability, and unemployment claims during the period.

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Balance at beginning of period	134,319,171	136,089,417	136,101,156	135,832,278
Common shares issued	3,842	6,257	253,555	263,396
Common shares retired	—	—	(2,031,698)	—
Balance at end of period	134,323,013	136,095,674	134,323,013	136,095,674

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2020	2019	2020	2019

Numerator (basic and diluted):
Net income	$250	$248	$371	$594
Denominator:
Weighted average number of shares outstanding (basic)	134,321,929	136,095,481	134,847,170	136,060,832
Effect of dilutive securities *	185,620	280,570	152,317	211,559
Weighted average number of shares outstanding (diluted)	134,507,549	136,376,051	134,999,487	136,272,391
Earnings per share:
Basic	$1.86	$1.82	$2.75	$4.36
Diluted	$1.86	$1.82	$2.75	$4.36
* We have excluded weighted-average unvested restricted stock units totaling 256,034 and 184,997 for the three months ended September 30, 2020 and 2019, respectively, and 303,913 and 297,194 for the nine months ended September 30, 2020 and 2019, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities *	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2020
Balance at beginning of period	$66	$3	$(4)	$65
Other comprehensive income before reclassifications	12	—	2	14
Balance at end of period	$78	$3	$(2)	$79

Three Months Ended September 30, 2019
Balance at beginning of period	$30	$(3)	$1	$28
Other comprehensive income (loss) before reclassifications	11	—	(1)	10
Balance at end of period	$41	$(3)	$—	$38

Nine Months Ended September 30, 2020
Balance at beginning of period	$41	$3	$—	$44
Other comprehensive income (loss) before reclassifications	38	—	(2)	36
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	(1)
Balance at end of period	$78	$3	$(2)	$79

Nine Months Ended September 30, 2019
Balance at beginning of period	$(28)	$(3)	$(3)	$(34)
Other comprehensive income before reclassifications	69	—	3	72
Balance at end of period	$41	$(3)	$—	$38
* There were no amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and nine months ended September 30, 2020.

13. Income Taxes
We had a net deferred tax asset of $440 million and $104 million at September 30, 2020 and December 31, 2019, respectively. The increase in our net deferred tax asset of $336 million was primarily due to the tax effect of the increase in the allowance for finance receivable losses from both the adoption of ASU 2016-13 and the current period activity. See Note 5 for further information on the increase in allowance. The increase was partly offset by tax amortization of goodwill.

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

The effective tax rate for the nine months ended September 30, 2020 was 26.1%, compared to 21.3% for the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes and discrete tax expense. The effective tax rate for the nine months ended September 30, 2019 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes, which was offset by the release of the valuation allowance against certain deferred taxes.

We are currently under examination of our U.S. federal tax returns for the years 2014 to 2016 by the IRS. We are also under examination by various states for the years 2011 to 2018. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $13 million at September 30, 2020 and $12 million at December 31, 2019. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

15. Segment Information

At September 30, 2020, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of (i) our liquidating SpringCastle Portfolio servicing activity and (ii) our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 3 and Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2020
Interest income	$1,086	$1	$2	$1,089
Interest expense	250	1	4	255
Provision for finance receivable losses	232	—	(1)	231
Net interest income after provision for finance receivable losses	604	—	(1)	603
Other revenues	99	4	(2)	101
Other expenses	352	6	5	363
Income (loss) before income tax expense (benefit)	$351	$(2)	$(8)	$341

Three Months Ended September 30, 2019
Interest income	$1,060	$2	$3	$1,065
Interest expense	238	1	5	244
Provision for finance receivable losses	277	—	5	282
Net interest income after provision for finance receivable losses	545	1	(7)	539
Other revenues	152	5	(1)	156
Other expenses	385	8	5	398
Income (loss) before income tax expense (benefit)	$312	$(2)	$(13)	$297

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Nine Months Ended September 30, 2020
Interest income	$3,260	$4	$9	$3,273
Interest expense	765	3	13	781
Provision for finance receivable losses	1,184	—	2	1,186
Net interest income after provision for finance receivable losses	1,311	1	(6)	1,306
Other revenues	380	12	(2)	390
Other expenses	1,161	18	15	1,194
Income (loss) before income tax expense (benefit)	$530	$(5)	$(23)	$502

Assets	$19,743	$63	$2,051	$21,857

At or for the Nine Months Ended September 30, 2019
Interest income	$3,013	$7	$—	$3,020
Interest expense	700	4	13	717
Provision for finance receivable losses	816	—	20	836
Net interest income after provision for finance receivable losses	1,497	3	(33)	1,467
Other revenues *	442	26	(8)	460
Other expenses	1,125	31	16	1,172
Income (loss) before income tax expense (benefit)	$814	$(2)	$(57)	$755

Assets	$20,276	$82	$2,052	$22,410
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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2020
Assets
Cash and cash equivalents	$1,944	$—	$—	$1,944	$1,944
Investment securities	42	1,833	7	1,882	1,882
Net finance receivables, less allowance for finance receivable losses	—	—	18,176	18,176	15,493
Restricted cash and restricted cash equivalents	497	—	—	497	497
Other assets *	—	—	62	62	62

Liabilities
Long-term debt	$—	$18,702	$—	$18,702	$17,531

December 31, 2019
Assets
Cash and cash equivalents	$1,159	$68	$—	$1,227	$1,227
Investment securities	45	1,835	4	1,884	1,884
Net finance receivables, less allowance for finance receivable losses	—	—	19,319	19,319	17,560
Restricted cash and restricted cash equivalents	405	—	—	405	405
Other assets *	—	—	84	84	74

Liabilities
Long-term debt	$—	$18,509	$—	$18,509	$17,212
*Other assets at September 30, 2020 and December 31, 2019 includes finance receivables held for sale and miscellaneous receivables related to our liquidating loan portfolios.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2020
Assets
Cash equivalents in mutual funds	$1,534	$—	$—	$1,534
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	86	—	86
Commercial paper	—	24	—	24
Non-U.S. government and government sponsored entities	—	141	—	141
Corporate debt	5	1,179	—	1,184
RMBS	—	212	6	218
CMBS	—	63	—	63
CDO/ABS	—	78	—	78
Total available-for-sale securities	5	1,795	6	1,806
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	20	—	20
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	38	—	38
Preferred stock	14	—	—	14
Common stock	23	—	1	24
Total other securities	37	38	1	76
Total investment securities	42	1,833	7	1,882
Restricted cash equivalents in mutual funds	487	—	—	487
Total	$2,063	$1,833	$7	$3,903

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2019
Assets
Cash equivalents in mutual funds	$775	$—	$—	$775
Cash equivalents in securities	—	68	—	68
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Certificates of deposit and commercial paper	—	91	—	91
Non-U.S. government and government sponsored entities	—	147	—	147
Corporate debt	5	1,093	—	1,098
RMBS	—	217	—	217
CMBS	—	57	—	57
CDO/ABS	—	85	—	85
Total available-for-sale securities	5	1,793	—	1,798
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	23	1	24
RMBS	—	1	—	1
CDO/ABS	—	12	2	14
Total bonds	—	37	3	40
Preferred stock	14	5	—	19
Common stock	26	—	—	26
Other long-term investments	—	—	1	1
Total other securities	40	42	4	86
Total investment securities	45	1,835	4	1,884
Restricted cash equivalents in mutual funds	403	—	—	403
Total	$1,223	$1,903	$4	$3,130

Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2020 and 2019, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial for the three and nine months ended September 30, 2020 and 2019.

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
•the costs and effects of any actual or alleged violations of any federal, state, or local laws, rules or regulations, including any associated litigation and damage to our reputation;
•the costs and effects of any fines, penalties, judgments, decrees, orders, inquiries, investigations, subpoenas, or enforcement or other proceedings of any governmental or quasi-governmental agency or authority and any associated litigation and damage to our reputation;
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
•changes in accounting standards or tax policies and practices and the application of such new standards, policies and practices; and
•management estimates and assumptions, including estimates and assumptions about future events, may prove to be incorrect.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At September 30, 2020, we had approximately 2.30 million personal loans, of which 53% were secured by titled property, representing $17.8 billion of net finance receivables, compared to approximately 2.44 million personal loans, of which 52% were secured by titled property, totaling $18.4 billion at December 31, 2019.

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

•Focus on serving our customers: Our top priority is to service and care for our current customers. We actively engaged with other lenders to put forward solutions to help our customers through this difficult time. We took steps to enhance our servicing capacity by shifting branch team members toward a greater focus on servicing existing loans. Beginning in late March, we increased proactive outreach to customers, offering to support them through our borrower assistance programs, which included reduced and deferred payment options, waiving of late fees, and temporary suspension in credit bureau reporting.

•Deploy business continuity plans: We deployed our existing business continuity plans which are designed to ensure operational flexibility, including the ability of our employees to work remotely. Our hybrid operating model, with fully scaled branch and central operations teams, can dynamically reroute application and servicing capabilities to service centers and branches across the United States. Although a small number of branches were temporarily closed, primarily for deep cleanings or due to government mandates, and subsequently reopened, all of our teams, both branch and central operations, remain operational today. We continue to serve our customers while maintaining social distancing and other safety protocols. Additionally, we have accelerated our digital origination strategy and have digitally originated more than 30% of our personal loans in the second and third quarters.

For further information regarding the impact of COVID-19 on our business, results of operations, and liquidity and capital resources, see “Outlook” and “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Cash Dividends to OMH's Common Stockholders

On October 26, 2020, OMH declared a dividend of $0.45 per share payable on November 17, 2020 to record holders of OMH's common stock as of the close of business on November 9, 2020. For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Issuance of 8.875% Senior Notes Due 2025 and Redemption of 8.25% Senior Notes due 2020

On May 14, 2020, OMFC issued a total of $600 million of aggregate principal amount of 8.875% Senior Notes due 2025.

On July 29, 2020, OMFC paid an aggregate amount of $1.0 billion, inclusive of accrued interest and premiums, to complete the redemption of its 8.25% Senior Notes due 2020.

For further information regarding the issuance and redemption of our unsecured debt, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitization Transactions Completed: OMFIT 2020-1 and OMFIT 2020-2

On May 1, 2020, we completed a private securitization in which OMFIT 2020-1 issued $821 million principal amount of notes backed by personal loans.

On August 21, 2020, we completed a private securitization in which OMFIT 2020-2 issued $1.0 billion principal amount of notes backed by personal loans.

For further information regarding the issuances of our secured debt, see “Liquidity and Capital Resources—Securitized Borrowings” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

Appointment of Chairman of the OMH Board of Directors

On August 28, 2020, Jay N. Levine resigned as Director and Chairman of the OMH Board of Directors, effective December 31, 2020. Mr. Levine’s resignation was not the result of any dispute or disagreement with the Company or the Company’s board on any matter relating to the operations, policies or practices of the Company. The OMH Board of Directors elected Douglas H. Shulman as Chairman of the Board, replacing Mr. Levine, effective December 31, 2020.

OUTLOOK

We continue to manage the impacts of the COVID-19 pandemic and are prepared to face any additional challenges that may impact our industry. We expect near-term impacts to continue to affect our originations, loan loss reserves, and involuntary unemployment insurance claims. The ultimate impact on our financial condition and results of operations depends on the rates of unemployment, government stimulus measures, state reopenings, and the speed of economic recovery. There is also uncertainty regarding the effects of a secondary outbreak of COVID-19 and the related potential for additional shutdowns over the near-term. To the extent economies are suppressed or slow to recover, even with additional government stimulus measures, we could see higher delinquency trends during the remainder of 2020 and related losses to be realized in 2021. We may incorporate further changes to the macroeconomic assumptions within our forecast used in our credit loss allowance model, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for loan losses, reserve rate, and provision expense.

The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the mitigation efforts by government entities, as well as our own continuing COVID-19 operational response. We have taken and will continue to take active and decisive steps in this time of uncertainty and remain committed to the safety of our employees, while also continuing to serve our customers by remaining open with appropriate protective protocols in place. While we anticipate that the economic recovery could be unstable, we believe we are well-positioned to face these challenges and are prepared for future growth opportunities. We have served hard working Americans for many decades, through both changing economic conditions and natural disasters, and will continue to remain focused on our strategic priorities of strong liquidity, disciplined underwriting, and serving our customers.

Results of Operations

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relates only to OMH. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for the reconciliation of results of OMFC to OMH.

COVID-19 PANDEMIC IMPACTS ON RESULTS

The adverse effects caused by the COVID-19 pandemic, along with mitigation efforts from government stimulus measures, and our own operational response has impacted our business, results of operations, and liquidity and capital resources. The following is a summary of the most significant impacts:

•Net finance receivables were $17.8 billion as of September 30, 2020 compared to $18.4 billion as of December 31, 2019. Initial operational disruptions, combined with actions taken by management to tighten underwriting standards, which reduced originations to higher risk categories of lending, and a reduction in the demand for personal loans, resulted in an overall decline in net finance receivables. Originations began to be impacted in the last two weeks of March 2020, with our lowest production levels occurring in April. Originations increased in May and continued to increase through the end of September, driven by adjustments to our underwriting, enhancements to our digital origination capabilities, increased proactive outreach to our customers, and improved customer demand and unemployment trends. Originations continued to remain below 2019 levels.

•The government stimulus measures, our borrower assistance programs, and our collection efforts contribute to strong customer payment trends, which contributed to a decrease in our 30-89 and 90+ day delinquency ratios to 1.9% and 1.5%, respectively, as of September 30, 2020 when compared to 2.5% and 2.1%, respectively, as of December 31, 2019 and 2.3% and 1.9%, respectively, as of September 30, 2019.

•Under our borrower assistance programs, we waived late fees for payments due March 15, 2020 through April 30, 2020, suspended credit bureau reporting for newly delinquent accounts in March and April of 2020, and offered reduced and deferred payment options to our customers. Borrower assistance enrollment peaked in April at 8.0% of loans in the portfolio, and returned to a more historical normal average of 2.3% during the third quarter of 2020. As of September 30, 2020, the customers who received borrower assistance in the second quarter were performing 50% better than our historical experience.

•Our loan loss reserve methodology includes forecasted economic trends and unemployment levels, which significantly increased our provision for finance receivable losses as a result of the impacts of COVID-19 during the nine months ended September 30, 2020 compared to the same period from prior year. The rise in unemployment claims around the country also resulted in an increase in involuntary unemployment insurance claims expense during the nine months ended September 30, 2020. For further information regarding the impact of COVID-19 on net income for the periods, see “Results of Operations - OMH’s Consolidated Results” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

•In March 2020, out of an abundance of caution, we elected to draw on our revolving conduit facilities to preserve financial flexibility during the capital market disruption resulting from the COVID-19 pandemic. During the second quarter of 2020, we subsequently repaid all of our revolving conduit facilities. During the nine months ended September 30, 2020, we also issued debt securities in both the unsecured and ABS markets. As of September 30, 2020, we had $1.9 billion of cash and cash equivalents, $8.3 billion of unencumbered personal loans, and $7.2 billion in potential borrowing capacity from our 14 revolving conduit facilities.

•During the year, the Company incurred direct costs associated with COVID-19 relating to (i) information technology costs to transition employees to work remotely, (ii) branch, central operations, and corporate locations sanitization services and supplies, (iii) installation of protective barriers and other appropriate safety measures, and (iv) other costs and fees directly related to COVID-19. The Company also incurred restructuring costs associated with a reduction in workforce. For further information regarding direct costs associated with COVID-19 and restructuring charges, see “Results of Operations - Non-GAAP Financial Measures” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

•We did not have any impairments with respect to goodwill, intangible assets, long-lived assets, and right of use assets during the three and nine months ended September 30, 2020. We currently do not anticipate any impairments as it relates to these assets at this time, but we will continue to monitor and test as appropriate.

OMH'S CONSOLIDATED RESULTS

See the table below for OMH's consolidated operating results and selected financial statistics. A further discussion of OMH's operating results for our operating segment is provided under “Segment Results” below.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019

Interest income	$1,089	$1,065	$3,273	$3,020
Interest expense	255	244	781	717
Provision for finance receivable losses	231	282	1,186	836
Net interest income after provision for finance receivable losses	603	539	1,306	1,467
Other revenues	101	156	390	460
Other expenses	363	398	1,194	1,172
Income before income taxes	341	297	502	755
Income taxes	91	49	131	161
Net income	$250	$248	$371	$594

Share Data:
Earnings per share:
Diluted	$1.86	$1.82	$2.75	$4.36

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,817	$17,791	$17,817	$17,791
Number of accounts	2,297,167	2,406,753	2,297,167	2,406,753
Average net receivables	$17,740	$17,434	$18,010	$16,706
Yield	24.39%	24.16%	24.24%	24.10%
Gross charge-off ratio	6.14%	5.92%	6.90%	6.89%
Recovery ratio	(0.95)%	(0.73)%	(0.91)%	(0.74)%
Net charge-off ratio	5.19%	5.19%	5.99%	6.15%
30-89 Delinquency ratio	1.95%	2.30%	1.95%	2.30%
Origination volume	$2,887	$3,657	$7,523	$10,118
Number of accounts originated	300,376	395,899	771,628	1,082,576
Debt balances:
Long-term debt balance	$17,531	$17,021	$17,531	$17,021
Average daily debt balance	17,546	16,271	18,331	16,028
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three and Nine Months Ended September 30, 2020 and 2019

Interest income increased $24 million or 2.3% and $253 million or 8.4% for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019 primarily due to growth in our average loan portfolio along with higher yields driven by the impacts of lower delinquencies.

Interest expense increased $11 million or 4.5% and $64 million or 8.9% for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019 primarily due to an increase in average debt of $1.3 billion and $2.3 billion, respectively, offset by a lower average cost of funds.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $51 million or 18.1% for the three months ended September 30, 2020 when compared to the same period in 2019 primarily due to the impact of lower delinquencies in the portfolio.

Provision for finance receivable losses increased $350 million or 41.9% for the nine months ended September 30, 2020 when compared to the same period in 2019 primarily due to higher expected credit losses in our allowance as a result of the current year adoption of ASU 2016-13, which were primarily driven by our forecast of elevated unemployment as a result of COVID-19.

Other revenues decreased $55 million or 35.3% for the three months ended September 30, 2020 when compared to the same period in 2019 primarily due to a $36 million increase in net loss on the repayments of debt in the current period and a $12 million decrease in revenue due to lower insurance products and home and auto membership plans sold as a result of reduced loan origination volume.

Other revenues decreased $70 million or 15.2% for the nine months ended September 30, 2020 when compared to the same period in 2019 primarily due to a $20 million decrease from lower insurance products and home and auto membership plans sold as a result of reduced loan origination volume, a $15 million decrease in investment revenue primarily driven by lower interest rates on cash and invested assets and lower mark-to-market net gain on equity investment securities, and other decreases from the prior period due to lower servicing fee income, lower interest income on restricted cash, lower net gain on sale from the sale of SpringCastle interests and the gain on sale of a cost method investment in 2019.

Other expenses decreased $35 million or 8.8% for the three months ended September 30, 2020 when compared to the same period in 2019 primarily due to a decrease in general operating expenses, reflecting our efforts to tightly manage costs as well as variable expenses associated with lower loan origination volume.

Other expenses increased $22 million or 1.9% for the nine months ended September 30, 2020 when compared to the same period in 2019 primarily due to an increase in insurance policy benefits and claims expense primarily due to the impact of COVID-19 on our involuntary unemployment insurance products. The increase was partially offset by a decrease in general operating expenses, reflecting our efforts to tightly manage costs as well as variable expenses associated with lower loan origination volume.

Income taxes totaled $91 million and $131 million for the three and nine months ended September 30, 2020, respectively, compared to $49 million and $161 million for the three and nine months ended September 30, 2019, respectively, due to higher pre-tax income in the third quarter of 2020 and lower pre-tax income during the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020, the effective tax rates were 26.8% and 26.1%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes and discrete tax expense during the third quarter of 2020.

For the three and nine months ended September 30, 2019, the effective tax rates were 16.3% and 21.3%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes, which was offset by the release of the valuation allowance against certain state deferred taxes.

See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

NON-GAAP FINANCIAL MEASURES

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes direct costs associated with COVID-19, net loss resulting from repurchases and repayments of debt, acquisition-related transaction and integration expenses, net gain on sale of cost method investment, restructuring charges, additional net gain on sale of SpringCastle interests, lower of cost or fair value adjustment on loans held for sale, and net loss on sale of real estate loans. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment and Consumer and Insurance pretax capital generation (non-GAAP) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$351	$312	$530	$814
Adjustments:
Direct costs associated with COVID-19	4	—	13	—
Acquisition-related transaction and integration expenses	2	2	10	16
Net loss on repurchase and repayment of debt	35	2	35	30
Net gain on sale of cost method investment	—	—	—	(11)
Restructuring charges	1	1	7	5
Adjusted pretax income (non-GAAP)	$393	$317	$595	$854

Provision for finance receivable losses	$232	$277	$1,184	$816
Net charge-offs	(232)	(227)	(810)	(767)
Pretax capital generation (non-GAAP)	$393	$367	$969	$903

Other
Loss before income taxes - Segment Accounting Basis	$(2)	$(2)	$(5)	$(2)
Adjustments:
Additional net gain on sale of SpringCastle interests	(4)	—	(4)	(7)
Lower of cost or fair value adjustment (a)	4	—	4	—
Net loss on sale of real estate loans (b)	—	—	—	1
Adjusted pretax loss (non-GAAP)	$(2)	$(2)	$(5)	$(8)
(a) The carrying value of our remaining real estate loans classified in finance receivables held for sale exceeded their fair value, and accordingly, we have marked the loans to fair value and recorded an impairment in other revenue during the three and nine months ended September 30, 2020.

(b) During the nine months ended September 30, 2019, the resulting impairment on finance receivables held for sale remaining after the February 2019 Real Estate Loan Sale has been combined with the gain on the sale. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the real estate loan sale.

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

CONSUMER AND INSURANCE

OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Interest income	$1,086	$1,060	$3,260	$3,013
Interest expense	250	238	765	700
Provision for finance receivable losses	232	277	1,184	816
Net interest income after provision for finance receivable losses	604	545	1,311	1,497
Other revenues	134	154	415	461
Other expenses	345	382	1,131	1,104
Adjusted pretax income (non-GAAP)	$393	$317	$595	$854

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,826	$17,825	$17,826	$17,825
Number of accounts	2,297,167	2,406,753	2,297,167	2,406,753
Average net receivables	$17,750	$17,469	$18,023	$16,740
Yield	24.34%	24.07%	24.16%	24.06%
Gross charge-off ratio	6.15%	5.98%	6.91%	6.97%
Recovery ratio	(0.95)%	(0.81)%	(0.91)%	(0.84)%
Net charge-off ratio	5.20%	5.17%	6.00%	6.13%
30-89 Delinquency ratio	1.95%	2.30%	1.95%	2.30%
Origination volume	$2,887	$3,657	$7,523	$10,118
Number of accounts originated	300,376	395,899	771,628	1,082,576
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three and Nine Months Ended September 30, 2020 and 2019

Interest income increased $26 million or 2.5% and $247 million or 8.2% for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019 primarily due to growth in our average loan portfolio along with higher yields driven by the impacts of lower delinquencies.

Interest expense increased $12 million or 5.0% and $65 million or 9.3% for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019 primarily due to an increase in average debt of $1.3 billion and $2.3 billion, respectively, offset by a lower average cost of funds.

See Notes 8 and 9 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $45 million or 16.2% for the three months ended September 30, 2020 when compared to the same period in 2019 primarily due to the impact of lower delinquencies in the portfolio.

Provision for finance receivable losses increased $368 million or 45.1% for the nine months ended September 30, 2020 when compared to the same period in 2019 primarily due to higher expected credit losses in our allowance as a result of the current year adoption of ASU 2016-13, which were primarily driven by our forecast of elevated unemployment as a result of COVID-19.

Other revenues decreased $20 million or 13.0% and $46 million or 10.0% for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019 primarily due to lower insurance products and home and auto membership plans sold as a result of reduced loan origination volume and a decrease in investment revenue primarily driven by lower interest rates on cash and invested assets and lower mark-to-market net gain on equity investment securities in the current periods.

Other expenses decreased $37 million or 9.7% for the three months ended September 30, 2020 when compared to the same period in 2019 primarily due to a decrease in general operating expenses, reflecting our efforts to tightly manage costs as well as variable expenses associated with lower loan origination volume.

Other expenses increased $27 million or 2.4% for the nine months ended September 30, 2020 when compared to the same periods in 2019 primarily due to an increase in insurance policy benefits and claims expense primarily due to the impact of COVID-19 on our involuntary unemployment insurance products. The increase was partially offset by a decrease in general operating expenses, reflecting our efforts to tightly manage costs as well as variable expenses associated with lower loan origination volume.

OTHER

“Other” consists of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which includes primarily our liquidating real estate loans.

OMH's adjusted pretax loss of the Other components on an adjusted Segment Accounting Basis was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019

Interest income	$1	$2	$4	$7
Interest expense	1	1	3	4
Net interest income after provision for finance receivable losses	—	1	1	3
Other revenues	4	5	12	20
Other expenses	6	8	18	31
Adjusted pretax loss (non-GAAP)	$(2)	$(2)	$(5)	$(8)

Net finance receivables of the Other components, reported in “Other assets,” on a Segment Accounting Basis were as follows:

	September 30,
(dollars in millions)	2020	2019

Net finance receivables held for sale:
Other receivables	$54	$70

Credit Quality

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for the reconciliation of results of OMFC to OMH.

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $17.8 billion at September 30, 2020 and $18.4 billion at December 31, 2019. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments. See “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for further details on our borrower assistance programs.

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

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment (a)	GAAP Basis

September 30, 2020
Current	$17,212	$(7)	$17,205
30-59 days past due	216	(1)	215
Delinquent (60-89 days past due)	132	(1)	131
Performing	17,560	(9)	17,551

Nonperforming (90+ days past due)	266	—	266
Total net finance receivables	$17,826	$(9)	$17,817

Delinquency ratio
30-89 days past due	1.95%	(b)	1.95%
30+ days past due	3.44%	(b)	3.44%
60+ days past due	2.23%	(b)	2.23%
90+ days past due	1.49%	(b)	1.49%

December 31, 2019
Current	$17,578	$(28)	$17,550
30-59 days past due	273	(1)	272
Delinquent (60-89 days past due)	182	(1)	181
Performing	18,033	(30)	18,003

Nonperforming (90+ days past due)	388	(2)	386
Total net finance receivables	$18,421	$(32)	$18,389

Delinquency ratio
30-89 days past due	2.47%	(b)	2.46%
30+ days past due	4.58%	(b)	4.56%
60+ days past due	3.09%	(b)	3.08%
90+ days past due	2.11%	(b)	2.10%
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

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the projected impacts of COVID-19 on the U.S. economy. We also incorporated estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. Our forecast leveraged economic projections from an industry leading forecast provider. At September 30, 2020, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the nine months ended September 30, 2020 was largely due to these economic considerations relating to COVID-19 along with the adoption of ASU 2016-13. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for loan losses, reserve rate, and provision expense. For further information regarding the impact of COVID-19 on our allowance for finance receivable losses see “Recent Development and Outlook” and “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2020
Balance at beginning of period	$2,342	$(18)	$2,324
Provision for finance receivable losses	232	(1)	231
Charge-offs	(274)	—	(274)
Recoveries	42	1	43
Balance at end of period	$2,342	$(18)	$2,324

Three Months Ended September 30, 2019
Balance at beginning of period	$772	$(28)	$744
Provision for finance receivable losses	277	5	282
Charge-offs	(263)	3	(260)
Recoveries	36	(4)	32
Balance at end of period	$822	$(24)	$798

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	Consolidated Total

Nine Months Ended September 30, 2020
Balance at beginning of period	$849	$(20)	$829
Impact of adoption of ASU 2016-13 (a)	1,119	(1)	1,118
Provision for finance receivable losses	1,184	2	1,186
Charge-offs	(932)	1	(931)
Recoveries	122	—	122
Balance at end of period	$2,342	$(18)	$2,324

Allowance ratio	13.14%	(b)	13.05%

Nine Months Ended September 30, 2019
Balance at beginning of period	$773	$(42)	$731
Provision for finance receivable losses	816	20	836
Charge-offs	(873)	11	(862)
Recoveries	106	(13)	93
Balance at end of period	$822	$(24)	$798

Allowance ratio	4.61%	(c)	4.49%
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

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

September 30, 2020
TDR net finance receivables	$743	$(42)	$701
Allowance for TDR finance receivable losses	344	(23)	321

December 31, 2019
TDR net finance receivables	$721	$(63)	$658
Allowance for TDR finance receivable losses	292	(20)	272

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

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	September 30, 2020 *	December 31, 2019

FICO scores
660 or higher	$4,612	$3,951
620-659	4,835	4,683
619 or below	8,370	9,755
Total	$17,817	$18,389
* Due to the impact of COVID-19, FICO scores as of September 30, 2020 may have been impacted due to government stimulus measures, borrower assistance programs, and potentially inconsistent reporting to credit bureaus.

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

During the nine months ended September 30, 2020, OMH generated net income of $371 million. OMH net cash inflow from operating and investing activities totaled $1.4 billion for the nine months ended September 30, 2020. At September 30, 2020, our scheduled principal and interest payments for the remainder of 2020 on our existing debt (excluding securitizations) totaled $119 million. As of September 30, 2020, we had $8.3 billion of unencumbered personal loans and $110 million of unencumbered real estate loans. These real estate loans are classified as held for sale and reported in “Other assets.”

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due through 2022.

OMFC’s Issuance and Redemption of Unsecured Debt

For information regarding the issuance and redemption of OMFC's unsecured debt, see Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2020, we completed two personal loan securitizations (OMFIT 2020-1 and OMFIT 2020-2, see “Securitized Borrowings” below), and redeemed two personal loan securitizations (SLFT 2016-A and OMFIT 2016-1). At September 30, 2020, we had $9.3 billion in UPB of finance receivables pledged as collateral for our securitization transactions.

At September 30, 2020, the borrowing capacity of our revolving conduit facilities was $7.2 billion and no amounts were drawn nor were any personal loans pledged as collateral under these facilities.

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

Cash Dividends to OMH's Common Stockholders

As of September 30, 2020, dividend declarations for the current year by OMH's board of directors were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 10, 2020	February 26, 2020	March 13, 2020	$2.83	*	$386
April 27, 2020	May 29, 2020	June 12, 2020	0.33		44
July 27, 2020	August 10, 2020	August 18, 2020	2.33	*	313
Total			$5.49		$743
* Our February 10, 2020 and July 27, 2020 dividend declarations of $2.83 and $2.33, respectively, each included a quarterly dividend of $0.33 per share.

To provide the primary funding for the dividends, OMFC paid dividends of $739 million to OMH during the nine months ended September 30, 2020.

On October 26, 2020, OMH declared a dividend of $0.45 per share payable on November 17, 2020 to record holders of OMH's common stock as of the close of business on November 9, 2020. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $61 million payable on or after November 13, 2020.

While OMH intends to pay its minimum quarterly dividend, currently $0.45 per share, for the foreseeable future, and announced its intention to evaluate dividends above the minimum every first and third quarters, all subsequent dividends will be reviewed and declared at the discretion of the board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the board of directors deems relevant. OMH's dividend payments may change from time to time, and the board of directors may choose not to continue to declare dividends in the future.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $1.6 billion for the nine months ended September 30, 2020 reflected net income of $371 million, the impact of non-cash items, and an unfavorable change in working capital of $108 million. Net cash provided by operations of $1.7 billion for the nine months ended September 30, 2019 reflected net income of $594 million, the impact of non-cash items, and a favorable change in working capital of $51 million.

OMH's Investing Activities

Net cash used for investing activities of $257 million and $2.5 billion for the nine months ended September 30, 2020 and 2019, respectively, was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale securities, partially offset by calls, sales, and maturities of available-for-sale securities.

OMH's Financing Activities

Net cash used for financing activities of $563 million for the nine months ended September 30, 2020 was primarily due to debt repayments, cash dividends paid, and the cash paid on the common stock repurchased, offset by the issuances of the 8.875% Senior Notes due 2025, OMFIT 2020-1, and OMFIT 2020-2 securitizations during the period. Net cash provided by financing activities of $1.4 billion for the nine months ended September 30, 2019 was primarily due to net issuances of long-term debt.

OMH's Cash and Investments

At September 30, 2020, we had $1.9 billion of cash and cash equivalents, which included $233 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2020, we had $1.9 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay any dividends during the nine months ended September 30, 2020 and 2019. See Note 12 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our 2019 Annual Report on Form 10-K for more information on state regulation restrictions, the Merit sale, and dividends paid by Merit in 2019.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933. As of September 30, 2020, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$213	$235	3.92%	5 years
SLFT 2017-A	652	685	532	590	3.04%	3 years
OMFIT 2015-3	293	329	282	295	4.24%	5 years
OMFIT 2016-3	350	397	317	415	4.33%	5 years
OMFIT 2017-1	947	988	423	486	2.88%	2 years
OMFIT 2018-1	632	650	600	683	3.60%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	600	687	3.79%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1 (c)	821	958	821	958	4.12%	2 years
OMFIT 2020-2 (d)	1,000	1,053	1,000	1,053	2.03%	5 years
ODART 2017-2	605	624	122	149	3.58%	1 year
ODART 2018-1	947	964	791	819	3.58%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$9,987	$10,608	$8,401	$9,407
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of September 30, 2020.
(c) On May 1, 2020, we issued $821 million of notes backed by personal loans. The notes mature in May of 2032. We initially retained $71 million of the Class C notes and subsequently sold the Class C notes on May 29, 2020.
(d) On August 21, 2020, we issued $1.0 billion of notes backed by personal loans. The notes mature in September of 2035.

Revolving Conduit Facilities
In addition to the structured financings, we have access to 14 revolving conduit facilities with a total borrowing capacity of $7.2 billion as of September 30, 2020:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

Rocky River Funding, LLC	$400	$—
OneMain Financial Funding IX, LLC	650	—
Mystic River Funding, LLC	850	—
Fourth Avenue Auto Funding, LLC	200	—
OneMain Financial Funding VIII, LLC	500	—
Thayer Brook Funding, LLC	500	—
Hubbard River Funding, LLC	250	—
Seine River Funding, LLC	650	—
New River Funding Trust *	250	—
Hudson River Funding, LLC	500	—
Columbia River Funding, LLC	500	—
St. Lawrence River Funding, LLC	250	—
OneMain Financial Funding VII, LLC	850	—
OneMain Financial Auto Funding I, LLC	850	—
Total	$7,200	$—
* On September 30, 2020, we terminated the conduit facility with New River Funding, LLC and simultaneously entered into a new conduit facility with New River Funding Trust.

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the transaction completed subsequent to September 30, 2020.

Off-Balance Sheet Arrangements

We have no other material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2020 or December 31, 2019.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate the allowance for finance receivable losses primarily on historical loss experience using a cumulative loss model applied to our finance receivable portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our finance receivables are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include collateral mix and recent credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses. We also consider key economic trends including unemployment rates and bankruptcy filings. Forecasted macroeconomic conditions extend to our reasonable and supportable forecast period and revert to a historical average. No new volume is assumed. Renewals are a significant piece of our new volume and are considered a terminal event of the previous loan. We have elected not to measure an allowance on accrued finance charges as it is our policy to reverse finance charge amounts previously accrued after four contractual payments become past due.

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

As of September 30, 2020, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of September 30, 2020 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of September 30, 2020, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of September 30, 2020 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

The COVID-19 pandemic has resulted in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities have taken a number of steps to combat or slow the spread of COVID-19, including shutdowns of non-essential businesses, stay-at-home orders, social distancing measures, and other actions which have disrupted economic activity. Most states and localities have relaxed their restrictions and reopened their economies, in some cases at reduced capacity. Certain states are experiencing new outbreaks of COVID-19 and have re-imposed shutdowns of restaurants, entertainment, and similar venues. These disruptions and uncertainties related to shutdowns and reopenings have continued to result in a significant reduction in the number of customers at our branch locations and lowered demand for our products, which, combined with our credit tightening, has decreased our loan originations. COVID-19 has also resulted in higher unemployment in the United States, which we expect will over time result in increased delinquencies and credit losses on finance receivables outstanding. In addition, if significant portions of our workforce are unable to work effectively as a result of COVID-19, there may be servicing and other disruptions to our business. Additionally, a large secondary outbreak of COVID-19 could lead to further mandated shutdowns and economic uncertainty. As a result, we cannot foresee whether the outbreak of COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact.

We believe that many of our customers have benefited from the enhanced benefits provided by the CARES Act, some of which, such as enhanced unemployment benefits, were available from March 2020 through July 2020. If Congress does not enact additional stimulus measures benefiting our customers, the effect may result in an increase in delinquencies and materially and adversely impact our results of operations and financial condition in future periods.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	October 29, 2020	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	October 29, 2020	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)