Form 10-K
period 2020-12-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2021-02-09
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2020

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
OneMain Holdings, Inc.                  ☐
OneMain Finance Corporation                  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
OneMain Holdings, Inc.                  ☑
OneMain Finance Corporation                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2020 was $1,867,424,552. All of OneMain Finance Corporation’s common stock is held by OneMain Holdings, Inc.

At February 1, 2021, there were 134,348,402 shares of OneMain Holdings, Inc.'s common stock, $0.01 par value, outstanding.
At February 1, 2021, there were 10,160,021 shares of OneMain Finance Corporation's common stock, $0.50 par value, outstanding.

This annual report on Form 10-K (“Annual Report”) is a combined report being filed separately by two different registrants: OneMain Holdings, Inc. and OneMain Finance Corporation. OneMain Finance Corporation’s equity securities are owned directly by OneMain Holdings, Inc. The information in this Annual Report on Form 10-K is equally applicable to OneMain Holdings, Inc. and OneMain Finance Corporation, except where otherwise indicated. OneMain Finance Corporation meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and, to the extent applicable, is therefore filing this form with a reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K is incorporated by reference from OneMain Holdings, Inc.'s Definitive Proxy Statement for its 2021 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	OneMain 401(k) Plan, previously defined as the Springleaf Financial Services 401(k) Plan
4.00% Senior Notes due 2030	$850 million of 4.00% Senior Notes due 2030 issued by OMFC on December 17, 2020 and guaranteed by OMH
8.25% Senior Notes due 2020	$1.0 billion of 8.25% Senior Notes due 2020 issued by OMFC on April 11, 2016, guaranteed by OMH and redeemed in full on July 29, 2020
8.875% Senior Notes due 2025	$600 million of 8.875% Senior Notes due 2025 issued by OMFC on May 14, 2020 and guaranteed by OMH
ABO	accumulated benefit obligation
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
AIG	AIG Capital Corporation, a subsidiary of American International Group, Inc.
AIG Share Sale Transaction	sale by SFH of 4,179,678 shares of OMH common stock pursuant to an Underwriting Agreement entered into February 21, 2018 among OMH, SFH and Morgan Stanley & Co. LLC
Annual Report	this Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2020, filed with the SEC on February 9, 2021
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
Apollo-Värde Transaction	the purchase by the Apollo-Värde Group of 54,937,500 shares of OMH common stock from SFH pursuant to the Share Purchase Agreement for an aggregate purchase price of approximately $1.4 billion in cash on June 25, 2018
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2016-13	the accounting standard issued by FASB in June of 2016, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Bps	basis points
Base Indenture	OMFC Indenture, dated as of December 3, 2014
CAA	Consolidated Appropriations Act of 2021 signed into law on December 27, 2020
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
Compensation Committee	the committee of the OMH Board of Directors, which oversees OMH's compensation programs
Contribution	On June 22, 2018, OMFC entered into a Contribution Agreement with SFI, a wholly-owned subsidiary of OMH. Pursuant to the Contribution Agreement, Independence Holdings, LLC was contributed by SFI to OMFC.
COVID-19	the global outbreak of a novel strain of coronavirus

Term or Abbreviation	Definition

December 2018 Real Estate Loan Sale	OMFC and certain of its subsidiaries sold a portfolio of real estate, classified in finance receivables held for sale, for aggregate cash proceeds of $100 million on December 21, 2018.
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOI	Department of Insurance
Eleventh Supplemental Indenture	Eleventh Supplemental Indenture, dated as of December 17, 2020, to the Base Indenture
ERISA	Employee Retirement Income Security Act of 1974
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2019 Real Estate Loan Sale	OMFC and certain of its subsidiaries sold a portfolio of real estate loans with a carrying value of $16 million, classified in finance receivables held for sale, for aggregate cash proceeds of $19 million on February 5, 2019
FICO score	a credit score created by Fair Isaac Corporation
Fixed charge ratio	earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends
Fortress	Fortress Investment Group LLC
Fortress Acquisition	transaction by which FCFI Acquisition LLC, an affiliate of Fortress, acquired an 80% economic interest of the sole stockholder of OMFC for a cash purchase price of $119 million, effective November 30, 2010
Fortress Transaction	the distributions by SFH to Fortress resulting from the Apollo-Värde Transaction
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
GLBA	Gramm-Leach-Bliley Act
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables	the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges.
Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Other Notes, and the 6.00% Senior Notes due 2020 and 8.25% Senior Notes due 2020, which were redeemed in full on April 15, 2019 and July 29, 2020, respectively
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Independence	Independence Holdings, LLC
Investment Company Act	Investment Company Act of 1940
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
LIBOR	London Interbank Offered Rate
Loss ratio	annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales or real estate owned, and operating expenses related to real estate owned as a percentage of average real estate loans
Merit	Merit Life Insurance Co., a former insurance subsidiary of OMFC. In the fourth quarter of 2019, the Company sold all of the issued and outstanding shares in Merit to a third party
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
Moody’s	Moody’s Investors Service, Inc.
NAV	net asset valuation

Term or Abbreviation	Definition

Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
OCLI	OneMain Consumer Loan, Inc
ODART	OneMain Direct Auto Receivables Trust
OGSC	OneMain General Services Corporation, successor to Springleaf General Services Corporation and SFMC
OMFG	OneMain Financial Group, LLC
OMFH	OneMain Financial Holdings, LLC
OMFC	OneMain Finance Corporation (formerly Springleaf Finance Corporation)
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
Omnibus Plan
OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants

OneMain	OneMain Financial Holdings, LLC, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain Financial Holdings, LLC from CitiFinancial Credit Company, effective November 1, 2015
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Other Notes	collectively, the 8.25% Senior Notes due 2023 and the 7.75% Senior Notes due 2021, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by OMFC and guaranteed by OMH
PBO	projected benefit obligation
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
S&P	S&P Global Ratings (formerly known as Standard & Poor’s Ratings Service)
Sale of SpringCastle interests	the March 31, 2016 sale by SpringCastle Holdings, LLC and Springleaf Acquisition Corporation of the equity interest in the SpringCastle Joint Venture
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SERP	Supplemental Executive Retirement Plan
SFC	Springleaf Finance Corporation (effective as of July 1, 2020, SFC has been renamed to OMFC)
SFH	Springleaf Financial Holdings, LLC, an entity owned primarily by a private equity fund managed by an affiliate of Fortress that sold 54,937,500 shares of OMH's common stock to the Apollo-Värde Group in the Apollo-Värde Transaction
SFI	Springleaf Finance, Inc.
Share Purchase Agreement	a share purchase agreement entered into on January 3, 2018, among the Apollo-Värde Group, SFH and the Company to acquire from SFH 54,937,500 shares of OMH's common stock that was issued and outstanding as of such date, representing the entire holdings of OMH's stock beneficially owned by Fortress
SLFT	Springleaf Funding Trust
SMHC	Springleaf Mortgage Holding Company and subsidiaries

Term or Abbreviation	Definition

SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Springleaf	OMH and its subsidiaries (other than OneMain)
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Third Supplemental Indenture, dated as of May 15, 2017; Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Tenth Supplemental Indenture, dated as of May 14, 2020; and Eleventh Supplemental Indenture, dated as of December 17, 2020
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
TILA	Truth In Lending Act
Tenth Supplemental Indenture	Tenth Supplemental Indenture, dated as of May 14, 2020, to the Base Indenture
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Trust preferred securities	capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Värde	Värde Partners, Inc.
VIEs	variable interest entities
VOBA	value of business acquired
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables
Yosemite	Yosemite Insurance Company, a former insurance subsidiary of OMFC. In the third quarter of 2018, the Company sold all of the issued and outstanding shares in Yosemite to a third party

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
•risks associated with the global outbreak of a novel strain of coronavirus (“COVID-19”) and the mitigation efforts by governments and related effects on us, our customers, and employees;
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
•a failure in or breach of our operational or security systems or infrastructure or those of third parties, including as a result of cyber-attacks, or other cyber-related incidents involving the loss, theft or unauthorized disclosure of personally identifiable information (“PII”) of our present or former customers;
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
•changes in federal, state, or local laws, regulations, or regulatory policies and practices that adversely affect our ability to conduct business or the manner in which we currently are permitted to conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the Consolidated Appropriations Act of 2021 (the “CAA”);

•risks associated with our insurance operations, including insurance claims that exceed our expectations or insurance losses that exceed our reserves;
•our inability to successfully implement our growth strategy for our consumer lending business or successfully acquire portfolios of finance receivables;
•a change in the proportion of secured loans may affect our finance receivables and portfolio yield;
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

PART I

Item 1. Business.

BUSINESS OVERVIEW

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2020 for OneMain Holdings, Inc. (“OMH”), a financial service holding company, and its wholly-owned direct subsidiary, OneMain Finance Corporation (“OMFC”) (formerly known as Springleaf Finance Corporation (“SFC”)). The information in this combined report is equally applicable to OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “we,” “us,” or “our.”

As one of the nation’s largest non-prime consumer finance companies, we:

•provide responsible personal loan products;
•offer optional credit insurance and other products;
•service loans owned by us and service loans owned by third-parties;
•pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and
•may establish joint ventures or enter into other strategic alliances.

We provide origination, underwriting and servicing of personal loans, primarily to non-prime customers. We believe we are well positioned for future growth, with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2020, we had $18.1 billion of personal loans due from approximately 2.3 million customer accounts.

Our network of approximately 1,500 branches in 44 states is staffed with expert personnel and is complemented by our online personal loan origination capabilities and centralized operations staff, which allow us to reach customers in person, digitally, and over the phone. Our digital platform provides our current and prospective customers with the option of applying for our products via our website, www.omf.com.

Prior to June 25, 2018, Springleaf Financial Holdings, LLC (“SFH”) owned approximately 44% of OMH’s common stock. SFH was owned primarily by a private equity fund managed by an affiliate of Fortress Investment Group LLC (“Fortress”). On June 25, 2018, an investor group led by funds managed by affiliates of Apollo and Värde (the “Apollo-Värde Group”) completed its purchase from SFH of 54,937,500 shares of OMH's common stock, par value $0.01 per share, at a purchase price per share of $26.00 for an aggregate purchase price of approximately $1.4 billion in cash (the “Apollo-Värde Transaction”). Upon closing of the Apollo-Värde Transaction, OMH entered into an Amended and Restated Stockholders’ Agreement, the terms of which are described in the OMH Current Report on Form 8-K filed with the SEC on June 25, 2018. As provided for in the Amended and Restated Stockholders’ Agreement, the Apollo-Värde Group has designated six of OMH's nine directors.

At December 31, 2020, the Apollo-Värde Group owned approximately 40.9% of OMH’s common stock and is OMH’s largest stockholder.

As part of our ongoing efforts related to the integration of Springleaf and OneMain, on September 20, 2019, SFC entered into a merger agreement with its direct parent, Springleaf Finance Inc. (“SFI”), to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's consolidated financial statements as of July 1, 2019. As a result of SFI's merger with and into SFC, SFC became a wholly-owned direct subsidiary of OMH.

Effective July 1, 2020, SFC was renamed to OMFC. The name change did not affect OMFC’s legal entity structure, nor did it have an impact on OMH’s or OMFC’s financial statements. OMFC is used in this report to include references to transactions and arrangements occurring prior to the name change.

The following chart summarizes our organization structure. The chart is provided for illustrative purposes only and does not represent all of our subsidiaries.

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving consumers who have limited access to credit from banks, credit card companies and other traditional lenders. Using November 2020 data from Experian, we estimated that there are approximately 102 million U.S. borrowers in our target market, who collectively have approximately $1.2 trillion of outstanding borrowings in the form of personal loans, vehicle loans and leases, and credit cards. We believe this large market provides us with an attractive growth opportunity.

We are one of the few national participants in the consumer installment lending industry. Our national branch network and digital platform, combined with our centralized operational capabilities, provide a platform to efficiently and responsibly serve this market. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry. See also “Competition” included in this report.

SEGMENT

Consumer and Insurance

At December 31, 2020, Consumer and Insurance ("C&I") was our only reportable segment. We originate and service secured and unsecured personal loans and offer optional credit and non-credit insurance and related products through our combined branch network and our centralized operations. Personal loan origination and servicing, along with our insurance products, form the core of our operations. Our branch operations included approximately 1,500 branch offices in 44 states as of December 31, 2020. In addition, our centralized support operations provide underwriting and servicing support to branch operations.

Our insurance business is conducted through our wholly-owned insurance subsidiaries, American Health and Life Insurance Company ("AHL") and Triton Insurance Company ("Triton"). AHL is a life and health insurance company licensed in 49 states, the District of Columbia, and Canada to write credit life, credit disability, and non-credit insurance products. Triton is a property and casualty insurance company licensed in 50 states, the District of Columbia, and Canada to write credit involuntary unemployment, credit disability, and collateral protection insurance. See Note 11 of the Notes to the Consolidated Financial Statements included in this report for further information on our insurance business.

Products and Services. Our personal loan portfolio is comprised of assets that have performed through various market conditions. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three to six years, and are secured by automobiles, other titled collateral, or are unsecured. Our secured personal loans include direct auto loans, which are typically larger in size and based on the collateral of newer cars with higher values. Our loans have no pre-payment penalties.

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

We offer optional membership plans from an unaffiliated company. We have no risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this product in other revenues — other. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer.

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

Our digital platform allows current and prospective customers the ability to apply for and close a personal loan online, at www.omf.com. We started building our digital capabilities in 2018 and by early 2020, we successfully launched our digital user experience, which includes two-way video, chat, and co-browsing with customers. This has helped us to simplify and optimize the customer experience. Many of our new customer applications are sourced online, delivered via targeted marketing, search engines, e-mail, and internet loan aggregators.

By the end of 2020, we had significantly increased the portion of borrowers who are able to close remotely without coming into a branch. Nearly all of our applications, regardless of whether they are completed in person, over the phone, or online, go through the same best-in-class underwriting processes, including a detailed discussion with a OneMain team member, ability to pay assessment and budgeting, income verification and centralized and automated credit decisioning. Going forward, our philosophy is to continue to change the way we serve our customers to meet their preferences.

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which considers each prospective customer’s budget, and his or her willingness and capacity to repay the loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s expected willingness and capacity to repay. We develop these models using numerous factors, including past customer credit repayment experience and application data, and periodically revalidate these models based on recent portfolio performance. Our underwriting process includes the development of a budget (net of taxes and monthly expenses) for the applicant. We obtain a security interest in titled property for our secured personal loans.

Our customers are primarily considered non-prime and often require significantly higher levels of servicing than prime customers. As a result, we tend to charge these customers higher interest rates than prime borrowers to compensate us for the related credit risks and servicing costs.

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
•originating digital loans;
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
•Our branch operations management structure, Regional Quality Coordinators and Compliance Field Examination team are designed to oversee a large, decentralized organization with succeeding levels of supervision staffed with experienced personnel.
•Our branch operations compensation plan is based on credit quality and compliance, and is regularly reviewed for consistency with overall corporate goals and customer service.
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
•the Fair Credit Reporting Act (which, among other things, governs the use of credit bureau reports and reporting information to credit bureaus) and Regulation V, which implements this statute;
•the Truth in Lending Act (which, among other things, governs disclosure of applicable charges and other terms of consumer credit) and Regulation Z, which implements this statute;
•the Fair Debt Collection Practices Act (which, among other things, governs practices in collecting certain debts) and Regulation F, which implements this statute;

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
•the Real Estate Settlement Procedures Act (which regulates the making and servicing of closed end residential mortgage loans) and Regulation X, which implements this statute;
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

The Dodd-Frank Act and the regulations promulgated thereunder have affected and are likely in the future to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that became effective January 10, 2014, and are applicable to the remaining real estate loan portfolio serviced by or for OneMain. Amendments to some sections of these mortgage servicing regulations became effective on October 19, 2017 and some became effective on April 19, 2018. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls.

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

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market and the consumer installment lending market. On June 30, 2015, the CFPB published its final rule for designating “larger participants” in the auto financing market. With the adoption of this regulation, we are considered a larger participant in the auto financing market and are subject to supervision and examination by the CFPB for our direct auto loan business, including loans that are secured by autos and refinances of loans secured by autos that were for the purchase of autos. In addition, in its Spring 2018 rulemaking agenda, the CFPB stated that it had decided to classify as “inactive” certain rulemakings previously identified in the expectation that the final decisions on proceeding will be made by the next permanent director. A larger-participant rule for consumer installment loans was one of the rulemaking initiatives designated as inactive. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger-participant rule for consumer installment loans.

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

COMPETITION

We operate primarily in the consumer installment lending industry. We focus on servicing the non-prime customer through our national branch network, online, and over the phone.

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

We believe that we possess several competitive strengths that position us to capitalize on the significant growth opportunity, and to compete effectively with other lenders in our industry. We are one of the nation’s largest non-prime consumer finance companies with $10.7 billion in originations and are uniquely positioned to serve working Americans. We utilize a hybrid operating model, including a digital lending footprint and approximately 1,500 branches rooted in local communities. Almost 90% of Americans live within 25 miles of one of our branches. We use best-in-class data and analytics, artificial intelligence, and machine learning to achieve strong loss performance. Our national branch network enables us to perform multiple functions and serves as a proven distribution channel for our personal loan and optional insurance products. We can provide same-day fulfillment to approved customers. Our network gives us a distinct competitive advantage over many industry participants who do not have, and cannot replicate without significant investment, a similar network. Our digital platform and our centralized operations enhance our nationwide network, which gives us the ability to originate loans and serve customers online and over the phone. We believe our deep understanding of local markets and customers, together with our proprietary underwriting process, sophisticated data analytics, and decisioning tools allow us to price, manage, and monitor risk effectively through changing economic conditions. In addition, our high-touch relationship-based servicing model is a major contributor to our superior loan performance and distinguishes us from our competitors.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” included in this report for discussion of our seasonal trends.

HUMAN CAPITAL

As of December 31, 2020, we had over 8,300 employees. We strive to recruit and retain an outstanding, diverse team that believes in our mission, lives our values, and goes the extra mile for our customers. We believe a diverse talent pool and inclusive work environment makes us stronger, helps us fulfill our Company’s mission, meaningfully connects us with the customers and communities we serve, and drives success. We offer a total rewards package which includes competitive compensation, incentives, and comprehensive benefits. We also invest in our team members by providing extensive training and development programs to further their career and help them achieve their goals. Our Diversity Council promotes a diverse and inclusive work environment where people are hired and advanced on their merits and where team members treat one another with respect. We administer an annual comprehensive survey to identify areas where we can improve. We believe engaged team members are more productive, innovative, and collaborative, which, in turn, help deliver a consistently excellent customer experience.

AVAILABLE INFORMATION

OMH and OMFC file annual, quarterly, current reports, proxy statements (only OMH), and other information with the SEC. The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including OMH and OMFC) file electronically with the SEC.

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

RISK FACTOR SUMMARY

Risks Related to our Business

•The COVID-19 pandemic is adversely affecting consumer finance businesses including OneMain.
•Our results of operations and financial condition and our borrowers’ ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.
•There are risks associated with the acquisition or sale of assets or businesses and the formation, termination or operation of joint ventures or other strategic alliances.
•If our estimates of allowance for finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which could adversely affect our results of operations.
•Our risk management efforts may not be effective.
•Changes in market conditions could adversely affect the rate at which our borrowers prepay their loans, which could negatively affect our results of operations, financial condition and liquidity.
•We may be required to indemnify or repurchase finance receivables from purchasers of finance receivables that we have sold or securitized.
•Our business and reputation may be materially impacted by information system failures, cyber threats, or network disruptions.
•There may be losses or unauthorized access to or releases of confidential information, that could subject us to significant reputational, financial, legal and operational consequences.
•We are subject to the theft or misuse of physical customer and employee records at our facilities.
•Our insurance operations are subject to a number of risks and uncertainties.
•Our use of derivatives exposes us to credit and market risks.
•We may not be able to make technological improvements as quickly as some of our competitors.
•If goodwill and other intangible assets become impaired, it could have a negative impact on our profitability.
•Damage to our reputation could adversely impact our business and financial results.

Risks Related to our Industry and Regulation

•We operate in a highly competitive market, which may have a material adverse effect on our results of operations, financial condition and liquidity.
•Our businesses are subject to regulation in the jurisdictions in which we conduct business.
•Requirements of the Dodd-Frank Act and oversight by the CFPB significantly increase our regulatory costs and burdens.
•Current and proposed regulations relating to consumer privacy, data protection and information security could increase our costs.
•Our use of third-party vendors is subject to regulatory review.

•We purchase and sell finance receivables, which could subject us to heightened regulatory scrutiny.
•Changes in law and regulatory developments could result in significant additional compliance costs relating to securitizations.
•We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.

Risks Related to our Indebtedness

•An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.
•Our indebtedness is significant.
•Certain of our outstanding notes contain covenants that restrict our operations.
•The assessment of our liquidity is based upon significant judgments and estimates that could prove to be materially incorrect.
•OMFC's credit ratings could adversely affect our ability to raise capital in the debt markets at attractive rates.
•Our securitizations may expose us to financing and other risks.

Risks Related to Our Organization and Structure

•The Apollo-Värde Group is OMH's largest stockholder, and the Apollo-Värde Group may exercise significant influence over us.
•OMH and OMFC are holding companies with no operations.
•OMH may not pay dividends on its common stock in the future.
•Certain provisions of an amended and restated stockholders agreement with the Apollo-Värde Group, restated certificate of incorporation and amended and restated bylaws could hinder, delay or prevent a change in control of OMH.
•Certain OMH's stockholders have the right to engage or invest in the same or similar businesses as us.
•Licensing and insurance laws and regulations may delay or impede purchases of OMH's common stock.

Risks Related to Financial Reporting

•Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
•Our valuations methodologies are subject to differing interpretations which may materially adversely affect our results of operations and financial condition.

Risks Related to OMH’s Common Stock

•The market price and trading volume of OMH's common stock may be volatile.
•Future offerings of debt or equity securities by us may adversely affect the market price of OMH's common stock.
•The market price of OMH's common stock could be negatively affected by sales of substantial amounts of OMH's common stock in the public markets.
•Future issuances of common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

General Risks

•We are a party to various lawsuits and proceedings.
•Certain operations rely on external vendors.
•If we lose the services of any of our key management personnel, our business could suffer.
•Employee misconduct could harm us.

RISKS RELATED TO OUR BUSINESS

The COVID-19 pandemic is adversely affecting consumer finance businesses including OneMain.

The COVID-19 pandemic has resulted in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities have taken a number of steps to combat or slow the spread of COVID-19, including shutdowns of non-essential businesses, stay-at-home orders, social distancing measures, and other actions which have disrupted economic activity. Certain states are experiencing new outbreaks of COVID-19 and have re-imposed shutdowns of restaurants, entertainment, and similar venues. These disruptions and uncertainties related to shutdowns and reopenings have continued to result in a significant reduction in the number of customers at our branch locations and lowered demand for our products, which, combined with our credit tightening, has decreased our loan originations. COVID-19 has also resulted in higher unemployment in the United States, which over time may result in increased delinquencies and credit losses on finance receivables outstanding. As a result, we cannot foresee whether the outbreak of COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact.

Recently, authorities have begun to distribute newly developed COVID-19 vaccines to health care workers and other priority groups, which over time are designed to create “herd immunity” and diminish, if not eliminate, the crisis. The success of the vaccination program will depend to a large extent on the willingness of Americans to receive vaccinations and the effectiveness of the distribution effort, both of which are uncertain at this time. Moreover, new strains of the virus are spreading in the U.S. and abroad, and it is uncertain how effective the vaccines will be against these new strains.

We believe that many of our customers have benefited from the enhanced benefits provided by the CARES Act, some of which, such as enhanced unemployment benefits, were available from March 2020 through July 2020. We believe they will also benefit from the CAA. The CAA provides for another round of direct payments, enhanced unemployment benefits, education funding, and aid to sectors still reeling from the economic fallout of the pandemic. While these measures may benefit many of our customers, we cannot assure you that the implementation of these measures will offset the negative impact of COVID-19 on our customers. If the CAA or any additional stimulus measures are not sufficient to remediate the financial stress on our customers as a result of the pandemic, we may experience an increase in delinquencies that could materially and adversely impact our results of operations and financial condition in future periods.

Legal and regulatory responses to concerns about COVID-19 could result in additional regulation or restrictions affecting the conduct of our business in the future. All of the foregoing may adversely affect our income and other results of operations, make collection of our personal loans more difficult, or reduce income received from such loans or our ability to obtain financing with respect to such loans.

Finally, to the extent that the pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section may be heightened.

Our results of operations and financial condition and our borrowers’ ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and deterioration in general economic conditions in the U.S. and abroad historically have created a difficult operating environment for consumer lending. Many factors, including factors that are beyond our control, may impact our results of operations or financial condition and/or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, energy costs and interest rates; events such as natural disasters, acts of war, terrorism, catastrophes; events that affect our borrowers, such as major medical expenses, divorce or death; and the quality of any collateral underlying our finance receivables. If we experience a future economic downturn, or if we become affected by other events beyond our control, we may experience increased credit risks, significant reductions in revenues, earnings and cash flows, difficulties accessing capital and a deterioration in the value of our investments.

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

We also are exposed to geographic customer concentration risk. An economic downturn or catastrophic event that disproportionately affects certain geographic regions could materially and adversely affect our business, financial condition and results of operations, including the performance of our finance receivables portfolio. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for quantification of our largest concentrations of net finance receivables.

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

Potential difficulties we may encounter in connection with these transactions and arrangements include, but are not limited to, the following: the integration of the assets or business into our information technology platforms and servicing systems; the quality of servicing; disruption of our ongoing businesses and distraction of our management teams; incomplete or inaccurate records; inability to retain existing customers; unanticipated expenses; and potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

The anticipated benefits and synergies of our future acquisitions will assume a successful integration, and will be based on projections, which are inherently uncertain, as well as other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

If our estimates of allowance for finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which could adversely affect our results of operations.

We maintain an allowance for finance receivable losses. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and current and forecasted economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance from Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires us to measure expected credit losses for financial assets at each reporting date. The allowance is primarily based on historical experience, current conditions, and our reasonable and supportable forecast of economic conditions. If customer behavior changes as a result of economic conditions and if we are unable to accurately predict how the unemployment rates, personal bankruptcy filings, and general economic conditions may affect our allowance for finance receivable losses, our allowance for finance receivable losses may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators regulate our allowance for finance receivable losses.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets and liabilities. To the extent our models used to assess the creditworthiness of potential borrowers do not adequately identify potential risks, the valuations produced will not adequately represent the risk profile of the borrowers and could result in a riskier finance receivables profile than originally identified. Our risk management policies, procedures, and techniques, including our scoring technology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify concentrations of risk or additional risks to which we may become subject in the future. We also face new risks as a result of COVID-19 and the significant increase in our remote work force and digital operations. These risks may not be adequately captured by our existing risk management framework.

Changes in market conditions, including rising interest rates, could adversely affect the rate at which our borrowers prepay their loans and the value of our finance receivables portfolio, as well as increase our financing cost, which could negatively affect our results of operations, financial condition and liquidity.

Changing market conditions, the availability of credit, the relative economic vitality of the area in which our borrowers and their assets are located, changes in tax laws, other opportunities for investment available to our customers, homeowner mobility, and other economic, social, geographic, demographic, and legal factors beyond our control, may affect the rates at which our borrowers prepay their loans. Generally, in situations where prepayment rates have slowed, the weighted-average life of our finance receivables has increased. Any increase in interest rates may further slow the rate of prepayment for our finance receivables, which could adversely affect our liquidity by reducing the cash flows from, and the value of, the finance receivables we hold for sale or utilize as collateral in our secured funding transactions.

Moreover, our finance receivables are fixed-rate and generally decline in value if interest rates increase. As such, if changing market conditions cause interest rates to increase substantially, the value of our finance receivables could decline. Some jurisdictions limit the maximum interest rate that we may charge on a certain population of our loans so we have limited ability to increase the interest rate on our loans made in those jurisdictions. Our yield, as well as our cash flows from operations and results of operations, could be materially and adversely affected if we are unable to increase the interest rates charged on new loans to offset any increases in our cost of funds. Accordingly, any increase in interest rates could negatively affect our results of operations, financial condition and liquidity.

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

The risk of loss on the finance receivables that we have securitized is recognized in our allowance for finance receivable losses since all of our loan securitizations are recorded on our balance sheet. If we are required to indemnify purchasers or repurchase finance receivables that we sell or have sold that result in losses or recognize losses on securitized finance receivables that exceed our recorded allowance for finance receivable losses associated with our securitizations, this could adversely affect our results of operations, financial condition and liquidity.

Our business and reputation may be materially impacted by information system failures, cyber threats, or network disruptions.

Our business relies heavily on information systems to deliver products and services to our customers, and to manage our ongoing operations. These systems may encounter service disruptions due to system, network or software failure, security breaches, computer viruses, accidents, power disruptions, telecommunications failures, acts of terrorism or war, physical or electronic break-ins, or other events or disruptions. In addition, denial-of-service attacks could overwhelm our internet sites and prevent us from adequately serving customers. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We also may face new or heightened risk due to the increase in our remote workforce and digital operations. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in our system environment over long periods of time. Cyber threats can have cascading impacts that unfold with increasing speed across our computer systems and networks and those of our third-party vendors. System redundancy and other continuity measures may be ineffective or inadequate, and our business continuity and disaster recovery planning may not be sufficient to adequately address the disruption. A disruption could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, which could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, or otherwise materially adversely affect our financial condition and operating results.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject us to significant reputational, financial, legal and operational consequences.

Our operations rely heavily on the secure processing, storage and transmission of confidential customer and other information including, among other things, PII, in our computer systems and networks, as well as those of third parties. Our branch offices and centralized servicing centers, as well as our administrative and executive offices, are part of an electronic information network that is designed to permit us to originate and track finance receivables and collections and perform other tasks that are part of our everyday operations. Additionally, as a result of COVID-19 and the significant increase in our remote work force and digital operations, our vulnerability to unauthorized access to confidential information may increase.

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

Our branch offices and centralized servicing centers have physical customer records necessary for day-to-day operations that contain confidential information about our customers. We also retain physical records in various storage locations. The loss or theft of customer information from our branch offices, central servicing facilities, or other storage locations could subject us to additional regulatory scrutiny and penalties and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our results of operations, financial condition and liquidity. In addition, if we cannot locate original documents (or copies, in some cases) for certain finance receivables, we may not be able to collect on those finance receivables.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired. If the carrying amount of goodwill and other intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which the impairments become known. There can be no assurance that our future evaluations of goodwill and other intangible assets will not result in findings of impairments and related write-downs, which may have a material adverse effect on our financial condition and results of operations. See Note 8 of the Notes to the Consolidated Financial Statements included in this report.

Damage to our reputation could adversely impact our business and financial results.

Our ability to attract and retain customers and employees is significantly impacted by our reputation. Damage to our reputation can arise from a number of circumstances as a result of our actions or those of our employees or as a result of negative public opinion about the financial services industry generally. Negative public opinion can result from a number of sources, such as our lending practices, cybersecurity breaches, failures to safeguard personal information, discriminating or harassing behavior of employees toward other employees or customers, compensation practices, sales practices, environmental, social, and governance practices and disclosures, failure or perceived failure of us, our customers, or other parties to comply with laws or regulations, including companies we have made investments, and vendors with which we do business. Such negative attention and publicity directed at us could generate dissatisfaction among our customers and employees. Although we have policies and procedures in place intended to prevent and detect conduct by team members and third-party service providers that could potentially harm customers or our reputation, we cannot assure you that such policies and procedures will be fully effective in preventing such conduct. Furthermore, our actual or perceived failure to address or prevent any such conduct or otherwise to effectively manage our business or operations could result in significant reputational harm.

RISKS RELATED TO OUR INDUSTRY AND REGULATION

We operate in a highly competitive market, and we cannot ensure that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

The consumer finance industry is highly competitive. Our profitability depends, in large part, on our ability to underwrite and originate finance receivables. We compete with other consumer finance companies as well as other types of financial institutions that offer similar consumer financial products and services. Some of these competitors may have greater financial, technical and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. Banks and credit card companies, which had focused largely on prime customers following the financial crisis, have resumed lending to non-prime customers. This shift could increase competition in the markets in which we operate. Increased regulatory pressure on payday lenders could cause many of those lenders to start making more traditional installment consumer loans in order to reduce regulatory scrutiny of their practices. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our results of operations, financial condition and liquidity.

Our businesses are subject to regulation in the jurisdictions in which we conduct our business and failure to comply with such regulations may have a material adverse impact on our results of operations, financial condition and liquidity.

Our businesses are subject to numerous federal, state, and local laws and regulations, and various state authorities regulate and supervise our insurance operations. The laws under which a substantial amount of our consumer and real estate businesses are conducted generally: provide for state licensing of lenders and, in some cases, licensing of employees involved in real estate loans, including loan modifications; impose limits on the terms of consumer credit, including amounts, interest rates and charges; regulate whether and under what circumstances insurance and other optional products may be offered to consumers in connection with a consumer credit transaction; regulate the manner in which we use personal data; and provide for other consumer protections.

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

State attorneys general have stated their intention to fill any void left by diminished CFPB enforcement and have a variety of tools at their disposal to enforce state and federal consumer financial laws. First, Section 1042 of the Dodd-Frank Act grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Dodd-Frank Act against entities within their jurisdiction. State attorneys general also have enforcement authority under state law with respect to unfair or deceptive practices. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Then, several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general. If there is a perception of diminished CFPB enforcement, there may be an increase in actions brought by state attorneys general.

We are subject to potential changes in federal and state law, which could lower the interest-rate limit that non-depository financial institutions may charge for consumer loans or could expand the definition of interest under federal and state law to include the cost of optional products, such as insurance. Such changes could limit our interest income, insurance revenues, and other revenue, which could have a material adverse effect on our results of operations and financial condition.

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

Some of the rulemaking under the Dodd-Frank Act remains to be done. As a result, the complete impact of the Dodd-Frank Act remains uncertain. It is not clear what form remaining regulations will ultimately take, or how our business will be affected. No assurance can be given that the Dodd-Frank Act and related regulations or any other new legislative changes enacted will not have a significant impact on our business.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in this report.

Current and proposed regulations relating to consumer privacy, data protection and information security could increase our costs.

We are subject to a number of federal and state consumer privacy, data protection, and information security laws and regulations. For example, we are subject to the federal Gramm-Leach-Bliley Act, which governs the use of PII by financial institutions. Moreover, various state laws and regulations may require us to notify customers, employees, state attorneys general, regulators and others in the event of a security breach. Federal and state legislators and regulators are increasingly pursuing new guidance, laws, and regulations relating to consumer privacy, data protection and information security. Compliance with current or future consumer privacy, data protection, and information security laws and regulations could result in higher compliance, technology or other operating costs. Any violations of these laws and regulations may require us to change our business practices or operational structure, and could subject us to material legal claims, monetary penalties, sanctions, and the obligation to compensate and/or notify customers, employees, state attorneys general, regulators and others or take other remedial actions.

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

As part of our business model, we purchase and sell finance receivables. Although the borrowers for some of these finance receivables are current on their payments, other borrowers may be in default (including in bankruptcy) or the debt may have been charged off as uncollectible. Recently, the CFPB and other regulators have significantly increased their scrutiny of the purchase and sale of debt, and collections practices undertaken by purchasers of debt, especially delinquent and charged-off debt. The CFPB has scrutinized sellers of debt for not maintaining sufficient documentation to support and verify the validity or amount of the debt. It has also scrutinized debt collectors for, among other things, their collection tactics, attempting to collect debts that no longer are valid, misrepresenting the amount of the debt and not having sufficient documentation to verify the validity or amount of the debt. Our purchases or sales of receivables could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the finance receivables underlying these transactions, or if we or purchasers of our finance receivables use collection methods that are viewed as unfair or abusive. In addition, our collections could suffer, and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts as a result of a lawsuit or action on the part of regulators.

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

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.

The Investment Company Act imposes a regulatory regime that regulates the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and intend to continue to conduct, our business in a manner that does not result in the Company being characterized as an investment company, including relying on certain exemptions from registration as an investment company. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. We cannot assure you that the laws and regulations governing our Investment Company Act status or SEC guidance regarding the Investment Company Act will not change in a manner that adversely affects our operations. If we are deemed to be an investment company, we may attempt to seek exempting relief from the SEC, which could impose significant costs and delays on our business. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted.

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

Our significant indebtedness could have important consequences, including the following:

•it may require us to dedicate a significant portion of our cash flows from operations to the payment of our indebtedness, which reduces the funds available for other purposes, including finance receivable originations and capital returns;
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

OMFC’s indenture and certain of OMFC’s notes contain a covenant that limits OMFC’s and its subsidiaries’ ability to create or incur liens. The restrictions may interfere with our ability to obtain additional financing or may affect the manner in which we structure such financing or engage in other business activities, which may significantly limit or harm our results of operations, financial condition and liquidity. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance the debt under which the default occurred as well as other indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

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
•the effect of current and potential new federal, state and local laws, regulations, or regulatory policies and practices on our ability to conduct business or the manner in which we conduct business, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;
•potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;
•the potential for increasing costs and difficulty in servicing our loan portfolio as a result of heightened regulatory scrutiny of loan servicing and foreclosure practices in the industry generally;
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

OMFC's credit ratings could adversely affect our ability to raise capital in the debt markets at attractive rates, which could negatively affect our results of operations, financial condition, and liquidity.

S&P, Moody’s, and KBRA rate OMFC’s debt. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position and ability to meet its obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2020	Rating	Outlook

S&P	BB-	Stable
Moody’s	Ba3	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

If OMFC’s current ratings are downgraded, it will likely increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, a downgrade of OMFC's ratings could negatively impact our results of operations, financial condition and liquidity.

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

Although we have successfully completed a number of securitizations since 2013, we can give no assurances that we will be able to complete additional securitizations if the securitization markets become constrained. In addition, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets.

OMFC, OMFG, and OMFH currently act as the servicers with respect to the personal loan securitization trusts and related series of asset-backed securities. If OMFC, OMFG, or OMFH defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and OMFC, OMFG, or OMFH, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could damage our reputation and have materially adverse consequences on our liquidity and cost of funds.

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

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

The Apollo-Värde Group is OMH's largest stockholder, and may exercise significant influence over us, including through its ability to designate a majority of the members of the board of directors, and its interests may conflict with the interests of OMH's other stockholders.

The Apollo-Värde Group's holdings represent approximately 40.9% of OMH's outstanding common stock as of December 31, 2020. The Apollo-Värde Group is OMH's largest stockholder and has significant influence on all matters requiring a stockholder vote. This concentration of ownership may delay, deter or prevent acts that would be favored by OMH's other stockholders, including delaying, preventing or deterring a change in control of OMH or a merger, takeover or other business combination that may be otherwise favorable to us or OMH's other stockholders. As a result, stockholders might not receive a premium over the then-current market price of OMH's common stock upon a change in control. See additional information under “Business Overview” in Item 1 of this report.

In connection with the closing of the Apollo-Värde Transaction, OMH entered into an Amended and Restated Stockholders Agreement, which provides the Apollo-Värde Group with the right to designate a majority of the members of the board of directors, plus one director, for so long as the Apollo-Värde Group and certain of its affiliates and permitted transferees continue to beneficially own, directly or indirectly, at least 33% of OMH's issued and outstanding common stock. With such representation on the board of directors, the Apollo-Värde Group is able to exercise significant influence over decisions affecting OMH, including its direction and policies, the appointment of management and any action requiring the vote of its board of directors. The interests of the Apollo-Värde Group may not always coincide with OMH's interests or the interests of OMH's other stockholders. The Apollo-Värde Group may seek to cause OMH to take courses of action that, in its judgment, could enhance its investment in OMH, but which might involve risks or adversely affect OMH or its other stockholders. The terms of the Amended and Restated Stockholders Agreement are further described in OMH's Current Report on Form 8-K filed with the SEC on June 25, 2018. The Amended and Restated Stockholders Agreement is filed as Exhibit 10.1 to that Current Report on Form 8-K, and such Current Report on Form 8-K, including Exhibit 10.1 thereto, is incorporated by reference herein in its entirety.

In addition, the Apollo-Värde Group and its affiliates may conduct business with any business that is competitive or in the same line of business as us, do business with any of our clients, customers or vendors, make investments in the kind of property in which we may make investments or acquire the same or similar types of assets that we may seek to acquire and may in the future acquire interests in or provide advice to businesses that directly or indirectly compete with our business or are vendors or customers.

OMH and OMFC are holding companies with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and enable us to pay dividends.

Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and enable OMH to pay dividends on its common stock. Our subsidiaries are legally distinct from us and certain of our subsidiaries are prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. For example, our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of OMFC's debt agreements limit the ability of certain of our subsidiaries to pay dividends. If we are unable to obtain funds from our subsidiaries, or if our subsidiaries do not generate sufficient cash from operations, we may be unable to meet our financial obligations or pay dividends, and the board may exercise its discretion not to pay dividends.

OMH may not pay dividends on its common stock in the future, even if liquidity and leverage targets are met.

While OMH intends to pay its minimum quarterly dividends, currently $0.45 per share, for the foreseeable future, and has announced its intention to evaluate dividends above the minimum every first and third quarters, all subsequent dividends will be reviewed and declared at the discretion of the board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the board of directors deems relevant. As a result, we cannot assure you that OMH will continue to pay dividends on its common stock in the future periods, even if liquidity and target leverage objectives are met. See our “Dividend Policy” in Part II - Item 5 of this report for further information.

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

•a classified board of directors with staggered three-year terms;
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

Certain of the states in which we are licensed to originate loans and the state in which our insurance subsidiaries are domiciled (Texas) have laws and regulations which require regulatory approval for the acquisition of “control” of regulated entities. In addition, the Texas insurance laws and regulations generally provide that no person may acquire control, directly or indirectly, of a domiciled insurer, unless the person has provided the required information to, and the acquisition is subsequently approved or not disapproved by the Department of Insurance (“DOI”). Under state insurance laws or regulations, there exists a presumption of “control” when an acquiring party acquires as little as 10% of the voting securities of a regulated entity or of a company which itself controls (directly or indirectly) a regulated entity (the threshold is 10% under the insurance statute of Texas). Therefore, any person acquiring 10% or more of OMH's common stock may need the prior approval of the Texas insurance and/or licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede their ability to complete such purchase.

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

The market price of OMH's common stock has been and may continue to be highly volatile and could be subject to wide fluctuations and may decline significantly in the future. Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of OMH's common stock include: variations in our quarterly or annual operating results; changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts; the contents of published research reports about us or our industry or the failure of securities analysts to cover OMH's common stock in the future; additions to, or departures of, key management personnel; any increased indebtedness we may incur in the future; announcements by us or others and developments affecting us; actions by institutional stockholders or the Apollo-Värde Group; litigation and governmental investigations; changes in market valuations of similar companies; speculation or reports by the press or investment community with respect to us or our industry in general; increases in market interest rates that may lead purchasers of OMH's shares to demand a higher yield; announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and general market, political and economic conditions, including any such conditions and local conditions in the markets in which our borrowers are located.

These broad company, market and industry factors may decrease the market price of OMH's common stock, regardless of our actual operating performance. Volatility in the market price of a company’s securities may result in securities class action litigation. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may adversely affect the market price of OMH's common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of OMH's common stock or offering debt or other equity securities, including debt securities convertible into equity or shares of preferred stock. Future acquisitions of consumer finance portfolios and/or consumer finance lending or servicing businesses could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.

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

As of December 31, 2020, approximately 40.9% of OMH's outstanding common stock was held by the Apollo-Värde Group and, subject to certain restrictions set forth in an amended and restated stockholders agreement, can be resold into the public markets in the future in accordance with the requirements of the Securities Act. A decline in the price of OMH's common stock, whether as a result of sale of stock by the Apollo-Värde Group or otherwise, might impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

OMH has an aggregate of 1,865,651,598 shares of common stock authorized but unissued as of February 1, 2021. OMH may issue all of these shares of common stock without any action or approval by OMH's stockholders, subject to certain exceptions. OMH also intends to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by existing OMH's stockholders.

GENERAL RISKS

We are a party to various lawsuits and proceedings and may become a party to various lawsuits and proceedings in the future which, if resolved in a manner adverse to us, could materially adversely affect our results of operations, financial condition and liquidity.

In the normal course of business, from time to time, we have been named, and may be named in the future, as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arising in connection with our business activities. Certain of the legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our results of operations, financial condition and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Note 15 of the Notes to the Consolidated Financial Statements included in this report.

Certain operations rely on external vendors.

We rely on third-party vendors to provide products and services necessary to maintain day-to-day operations, including a portion of our information systems, communication, data management and transaction processing. Accordingly, we are exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus. Such failure to perform could be disruptive to our operations and have a materially adverse impact on our business, results of operations and financial condition. These third parties are also sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If the vendors encounter any of these issues, we could be exposed to disruption of service, damage to reputation and litigation.

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

Our reputation is critical to developing and maintaining relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities including fraud or theft, we could suffer direct losses from the activity, and in addition we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Employee misconduct could prompt regulators to allege or to determine, based upon such misconduct, that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect and deter violations of such rules. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our branch operations include approximately 1,500 branch offices in 44 states. We support our branch business by conducting branch office operations, branch office administration, and centralized operations, including our servicing facilities, in Mendota Heights, Minnesota; Tempe, Arizona; Fort Mill, South Carolina; and Fort Worth, Texas, in leased premises. Our branch offices have lease terms generally ranging from three to five years.

We lease administrative offices in Wilmington, Delaware; Irving, Texas; and New York, New York, which expire in 2023, 2025, and 2027, respectively. Additionally, we lease an administrative office in Baltimore, Maryland, that expires in 2026, half of which has been sublet. During 2020, under an early termination agreement, we vacated a leased office space in Chicago, Illinois that would have expired in 2021. During 2018, we vacated a leased office space that expires in 2022 in Stamford, Connecticut, which has been sublet.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2020, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings also support our administrative and centralized functions.

Our branch office operations, administrative offices, centralized operations, and loan servicing facilities support our Consumer and Insurance segment.

Item 3. Legal Proceedings.

The information required with respect to this item can be found under "Contingencies" in Note 15 of the Notes to the Consolidated Financial Statements found elsewhere in this annual report, which is incorporated by reference into this Item 3.

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

On February 1, 2021, there were five record holders of OMH's common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On February 1, 2021, the closing price for OMH's common stock, as reported on the NYSE, was $47.71.

DIVIDEND POLICY

OMH previously did not pay any dividends on its common stock from its initial public offering in 2013 through 2018. In February of 2019, the OMH Board of Directors announced a program of quarterly dividends. While OMH intends to pay its minimum quarterly dividend, currently $0.45 per share, for the foreseeable future, and announced its intention to evaluate dividends above the minimum every first and third quarter, all subsequent dividends will be reviewed and declared at the discretion of its board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the board of directors deems relevant. OMH's dividend payments may change from time to time, and the board of directors may choose not to continue to declare dividends in the future.

No trading market exists for OMFC’s common stock. All of OMFC’s common stock is held by OMH. To provide funding for the dividends, mentioned above, OMFC paid dividends to OMH of $799 million and $408 million in 2020 and 2019, respectively. OMFC did not pay any dividends to OMH in 2018.

Because we are holding companies and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of OMFC's debt agreements limit the ability of certain of our subsidiaries to pay dividends. See Notes 9 and 11 of the Notes to the Consolidated Financial Statements included in this report for further information on OMFC's debt agreements and our insurance subsidiary dividends, respectively.

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for OMH's common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from December 31, 2015 through December 31, 2020. This data assumes simultaneous investments of $100 on December 31, 2015 and reinvestment of any dividends. The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Stock Performance
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	At December 31,
	2015	2016	2017	2018	2019	2020
OneMain Holdings, Inc.	$100.00	$53.30	$62.57	$58.47	$110.04	$148.92
NYSE Composite Index	100.00	112.08	133.26	121.54	152.85	163.66
NYSE Financial Sector Index	100.00	113.64	137.96	119.94	155.52	152.04

Item 6. Selected Financial Data.

The following table presents OMH's selected historical consolidated financial data and other operating data. The consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from OMH's audited consolidated financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017, and 2016 have been derived from OMH's consolidated financial statements not included elsewhere herein.

Due to the nominal differences between OMFC and OMH, for the 2020, 2019 and 2018 periods, the selected historical consolidated financial data and other operating data relate only to OMH. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for the reconciliation of results of OMFC to OMH.

For OMFC's selected historical consolidated financial data and other operating data for the years ended 2017 and 2016, see “Selected Financial Data” in Part II Item 6 of OMFC’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 15, 2019.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report and OMH’s audited consolidated financial statements and related notes included in this report.

(dollars in millions, except per share amounts)	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016

Consolidated Statements of Operations Data:
Interest income	$4,368	$4,127	$3,658	$3,196	$3,110
Interest expense	1,027	970	875	816	856
Provision for finance receivable losses	1,319	1,129	1,048	955	932
Other revenues	526	622	574	560	773
Other expenses	1,571	1,552	1,685	1,554	1,739
Income before income tax expense	977	1,098	624	431	356
Net income	730	855	447	183	243
Net income attributable to non-controlling interests	—	—	—	—	28
Net income attributable to OneMain Holdings, Inc.	730	855	447	183	215

Earnings per share:
Basic	$5.42	$6.28	$3.29	$1.35	$1.60
Diluted	5.41	6.27	3.29	1.35	1.59

Dividends:
Cash dividends declared per share	$5.94	$3.00	$—	$—	$—

Consolidated Balance Sheet Data:
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	$15,044	$16,767	$14,771	$13,670	$12,457
Total assets	22,471	22,817	20,090	19,433	18,123
Long-term debt	17,800	17,212	15,178	15,050	13,959
Total liabilities	19,030	18,487	16,291	16,155	15,057
Total shareholders’ equity	3,441	4,330	3,799	3,278	3,066

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

An index to our management’s discussion and analysis follows:

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of approximately 1,500 branch offices in 44 states is staffed with expert personnel and is complemented by our centralized operations and our digital platform, which provides current and prospective customers the option of applying for a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers optional credit and non-credit insurance, and other products.

In addition to our loan originations, and insurance and other product sales activities, we service loans owned by us and service loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At December 31, 2020, we had approximately 2.30 million personal loans, of which 53% were secured by titled property, totaling $18.1 billion of net finance receivables, compared to approximately 2.44 million personal loans, of which 52% were secured by titled property, totaling $18.4 billion at December 31, 2019.

•Insurance Products — We offer our customers optional credit insurance products (life insurance, disability insurance, and involuntary unemployment insurance) and optional non-credit insurance products through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We offer GAP coverage as a waiver product or insurance. We also offer optional membership plans from an unaffiliated company.

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

OUR SEGMENT

At December 31, 2020, C&I is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 18 of the Notes to the Consolidated Financial Statements included in this report for more information about our segment.

HOW WE ASSESS OUR BUSINESS PERFORMANCE

We closely monitor the primary drivers of pretax operating income, which consist of the following:

Interest Income

We track interest income, including certain fees earned on our finance receivables, and continually monitor the components that impact our yield. We include any late charges on loans that we have collected from customer payments in interest income.

Interest Expense

We track the interest expense incurred on our debt, along with amortization or accretion of premiums or discounts, and issuance costs, to monitor the components of our cost of funds. We expect interest expense to fluctuate based on changes in the secured versus unsecured mix of our debt, time to maturity, the cost of funds rate, and access to revolving conduit facilities.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Management’s Response to the COVID-19 Pandemic

COVID-19 has evolved into a global pandemic and has resulted in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities continue to take steps to combat or slow the spread of COVID-19, including shutdowns of non-essential businesses, implementing stay-at-home orders, promoting social distancing measures, and other actions which have disrupted economic activity. Recently, authorities have begun to distribute newly developed COVID-19 vaccines to health care workers and other priority groups, which over time are designed to create “herd immunity” and diminish, if not eliminate, the crisis. The success of the vaccination program will depend to a large extent on the willingness of Americans to receive vaccinations and the effectiveness of the distribution effort, both of which are uncertain at this time. In the meantime, we will continue to be focused on assisting and supporting our customers and employees. We are generally classified as an “essential business” by government authorities because we play a vital role in providing personal loans to hardworking Americans in hundreds of local communities. Our long track record of a strong balance sheet and liquidity profile, disciplined underwriting, and focus on our customers, allows us to remain well positioned to address the economic uncertainties, as well as take advantage of opportunities for growth as the economy recovers. Although we cannot predict how quickly and/or broadly the economy will recover, we will continue to:

•Maintain strong capital and liquidity: We have maintained a strong balance sheet and liquidity profile as a result of numerous actions taken over the last several years, such as deleveraging, increasing the available borrowing capacity under our revolving conduit facilities, diversifying our funding mix, and extending our unsecured debt maturities. Our cash and cash equivalents, together with our potential borrowings under our revolving conduit facilities, provide a liquidity runway in excess of 24 months under numerous stress scenarios, assuming no access to the capital markets. This liquidity runway calculation contemplates all the cash needs of the Company.

•Continue to enhance our underwriting: In late March 2020, we quickly took steps to tighten our underwriting standards and reduce originations to higher risk applicants in response to the COVID-19 pandemic. We continued to monitor and evaluate our underwriting standards as we further understood the evolving impacts the COVID-19 pandemic was having on local-level economies. Through the remainder of the year we refined our underwriting as we introduced more granular state and industry segmentation. This allowed us to open up credit to certain segments, while maintaining more conservative underwriting in other segments. We will continue with this approach as we learn the effects of the additional stimulus on our customer base and as the economy reacts to the vaccine rollout.

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

•Deploy business continuity plans: We deployed our existing business continuity plans which are designed to ensure operational flexibility, including the ability of our employees to work remotely. Our hybrid operating model, with fully scaled branch and central operations teams, can dynamically reroute application and servicing capabilities to service centers and branches across the United States. Although a small number of branches were temporarily closed, primarily for deep cleanings or due to government mandates, and subsequently reopened, all of our teams, both branch and central operations, remain operational today. We continue to serve our customers while maintaining social distancing and other safety protocols. Additionally, we have accelerated our digital origination strategy and digitally originated more than 30% of our personal loans during 2020.

For further information regarding the impact of COVID-19 on our business, results of operations, and liquidity and capital resources, see “Outlook” and “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Cash Dividends to OMH's Common Stockholders

On February 8, 2021, OMH declared a dividend of $3.95 per share payable on February 25, 2021 to record holders of OMH's common stock as of the close of business on February 18, 2021. For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Issuances of 8.875% Senior Notes Due 2025 and 4.00% Senior Notes Due 2030, and Redemptions of 8.25% Senior Notes due 2020 and 7.75% Senior Notes due 2021

On May 14, 2020, OMFC issued a total of $600 million of aggregate principal amount of 8.875% Senior Notes due 2025.

On July 29, 2020, OMFC paid an aggregate amount of $1.0 billion, inclusive of accrued interest and premiums, to complete the redemption of its 8.25% Senior Notes due 2020.

On December 17, 2020, OMFC issued a total of $850 million of aggregate principal amount of 4.00% Senior Notes due 2030.

On January 8, 2021, OMFC paid a net aggregate amount of $681 million, inclusive of accrued interest and premiums, to complete the redemption of its 7.75% Senior Notes due 2021.

For further information regarding the issuances and redemptions of our unsecured debt, see Note 9 of the Notes to the Consolidated Financial Statements included in this report.

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

Stock Repurchase Program

For information regarding our stock repurchase program, see Note 12 of the Notes to the Consolidated Financial Statements and “Liquidity and Capital Resources—Sources and Uses of Funds” under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

OUTLOOK

We are actively managing the impacts of the COVID-19 pandemic and are prepared to face any additional challenges that may impact our industry. We expect near-term impacts to continue to affect our originations. The ultimate impact on our financial condition and results of operations depends on the speed of the economic recovery, driven by unemployment rates, government stimulus measures, states reopening or closing, and the distribution of the newly developed COVID-19 vaccines. There is also uncertainty regarding the effects of additional outbreaks of COVID-19 and the related potential for additional shutdowns over the near-term. To the extent economies are suppressed or slow to recover, we could see lower consumer demand, higher delinquency trends, and related losses in 2021. We may incorporate additional updates to the macroeconomic assumptions which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the mitigation efforts by government entities, as well as our own continuing COVID-19 operational response. We have taken and will continue to take active and decisive steps in this time of uncertainty and remain committed to the safety of our employees, while also continuing to serve our customers by keeping our branch locations open with appropriate protective protocols in place. We have served hardworking Americans for many decades, through changing economic conditions and natural disasters. Our prudent historical underwriting, combined with the actions we've taken to innovate and strategically evolve our business over the last year, especially the transition to our digital closing model, has led to our strong operating performance through the pandemic and enabled us to serve and support our customers effectively during these unprecedented times. While we anticipate that the economic recovery could be unstable, we believe the actions we have taken in 2020 and the underlying strength of our balance sheet positions us to take advantage of growth opportunities as the economy recovers.

Our digital platform and our operating model, combined with our decades of experience, proprietary data, and advanced analytics, enable us to expand our customer base through various channels and products. With these tools, we are able to underwrite and manage our portfolio in a precise and effective manner, thus better serving our customers to meet their preferences, as well as optimizing returns.

Our experienced management team continues to remain focused on our strategic priorities of maintaining a solid balance sheet that enables business continuity, providing a flexible liquidity runway and capital coverage through the changing economic conditions, upholding a conservative and disciplined underwriting model, and building strong relationships with our customers. As a result, we will support and serve our customers, invest in our business, and drive growth while creating value for our shareholders and effectively navigating the evolving economic, social, political, and regulatory environments in which we operate.

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

COVID-19 PANDEMIC IMPACTS ON RESULTS

The adverse effects caused by the COVID-19 pandemic, along with mitigation efforts from government stimulus measures, and our own operational response has impacted our business, results of operations, and liquidity and capital resources. The following is a summary of the most significant impacts:
•Net finance receivables were $18.1 billion as of December 31, 2020 compared to $18.4 billion as of December 31, 2019. Initial operational disruptions, combined with actions taken by management to tighten underwriting standards, which reduced originations to higher risk applicants, and a reduction in the demand for personal loans, resulted in an overall decline in net finance receivables. Originations began to be impacted in the last two weeks of March 2020, with our lowest production levels occurring in April. Originations increased in May and continued to increase through the end of the fourth quarter, driven by adjustments to our underwriting, enhancements to our digital origination capabilities, increased proactive outreach to our customers, and improved customer demand and unemployment trends. Originations in 2020 remained below 2019 levels.
•The government stimulus measures, our borrower assistance programs, and our collection efforts contributed to strong customer payment trends, which resulted in a decrease in our 30-89 and 90+ day delinquency ratios to 2.3% and 1.7%, respectively, as of December 31, 2020 when compared to 2.5% and 2.1%, respectively, as of December 31, 2019.
•Under our borrower assistance programs, we waived late fees for payments due March 15, 2020 through April 30, 2020, suspended credit bureau reporting for newly delinquent accounts in March and April of 2020, and offered reduced and deferred payment options to our customers. Borrower assistance enrollment peaked in April at 8.0% of loans in the portfolio, and returned to a more historical normal average of 2.3% during the fourth quarter of 2020.
•Our loan loss reserve methodology includes forecasted economic trends and unemployment levels, which significantly increased our provision for finance receivable losses as a result of the impacts of COVID-19 during the year ended December 31, 2020 compared to the same period from prior year. The rise in unemployment claims around the country also resulted in an increase in involuntary unemployment insurance claims expense during the year ended December 31, 2020. For further information regarding the impact of COVID-19 on net income for the periods, see “Results of Operations - OMH’s Consolidated Results” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
•In March 2020, out of an abundance of caution, we elected to draw on our revolving conduit facilities to preserve financial flexibility during the capital market disruption resulting from the COVID-19 pandemic. During the second quarter of 2020, we subsequently repaid all of our revolving conduit facilities. During the year ended December 31, 2020, we also issued debt securities in both the unsecured and ABS markets. As of December 31, 2020, we had $2.3 billion of cash and cash equivalents, $9.2 billion of unencumbered gross finance receivables, and $7.2 billion in potential borrowing capacity from our 13 revolving conduit facilities.
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
•We did not have any impairments with respect to goodwill, intangible assets, long-lived assets, and right of use assets during the year ended December 31, 2020. We currently do not anticipate any impairments as it relates to these assets at this time, but we will continue to monitor and test as appropriate.

OMH'S CONSOLIDATED RESULTS

See the table below for OMH's consolidated operating results and selected financial statistics. A further discussion of OMH's operating results for our operating segment is provided under “Segment Results” below.

(dollars in millions, except per share amounts)
At or for the Years Ended December 31,	2020	2019	2018

Interest income	$4,368	$4,127	$3,658
Interest expense	1,027	970	875
Provision for finance receivable losses	1,319	1,129	1,048
Net interest income after provision for finance receivable losses	2,022	2,028	1,735
Other revenues	526	622	574
Other expenses	1,571	1,552	1,685
Income before income taxes	977	1,098	624
Income taxes	247	243	177
Net income	$730	$855	$447

Share Data:
Earnings per share:
Diluted	$5.41	$6.27	$3.29

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,084	$18,389	$16,164
Number of accounts	2,304,951	2,435,172	2,373,330
Average net receivables	$17,997	$17,055	$15,471
Yield	24.24%	24.13%	23.56%
Gross charge-off ratio	6.46%	6.79%	7.13%
Recovery ratio	(0.92)%	(0.74)%	(0.73)%
Net charge-off ratio	5.54%	6.05%	6.40%
30-89 Delinquency ratio	2.28%	2.46%	2.42%
Origination volume	$10,729	$13,803	$11,923
Number of accounts originated	1,099,767	1,481,166	1,436,029
Debt balances:
Long-term debt balance	$17,800	$17,212	$15,178
Average daily debt balance	18,080	16,336	15,444
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for 2020 and 2019

Interest income increased $241 million or 5.8% in 2020 when compared to 2019 primarily due to growth in our average net finance receivables of $942 million along with higher yields driven by the impacts of lower delinquencies.

Interest expense increased $57 million or 5.9% in 2020 when compared to 2019 primarily due to an increase in average outstanding debt of $1.7 billion, offset by a lower average cost of funds.

See Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses increased $190 million or 16.8% in 2020 when compared to 2019 primarily due to higher expected credit losses in our allowance as a result of the current year adoption of the accounting standard Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, issued in June of 2016 (“ASU 2016-13”), which were primarily driven by our forecast of elevated unemployment as a result of COVID-19.

Other revenues decreased $96 million or 15.4% in 2020 when compared to 2019 primarily due to a $34 million decrease from lower insurance products and membership plans sold as a result of reduced loan origination volume, a $28 million decrease in investment revenue and interest income primarily driven by lower interest rates on cash, restricted cash, and invested assets, and other decreases from the prior period due to lower servicing fee income, and the gain on sale of a cost method investment in 2019.

Other expenses increased $19 million or 1.2% in 2020 when compared to 2019 primarily due to an increase in insurance policy benefits and claims expense primarily due to the impact of COVID-19 on our involuntary unemployment insurance products. The increase was partially offset by a decrease in general operating expenses, reflecting our efforts to tightly manage costs as well as variable expenses associated with lower loan origination volume.

Income taxes totaled $247 million for 2020 compared to $243 million for 2019. The effective tax rate for 2020 was 25.3% compared to 22.2% for 2019. The effective tax rate for 2020 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes and discrete tax expense during 2020. The effective tax rate for 2019 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes, offset by the release of the valuation allowance against certain state deferred taxes.

See Note 14 of the Notes to the Consolidated Financial Statements included in this report for further information on effective tax rates.

Comparison of Consolidated Results for 2019 and 2018

For a comparison of OMH's results of operation for the years ended 2019 and 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results” in Part II Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 14, 2020.

NON-GAAP FINANCIAL MEASURES

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes direct costs associated with COVID-19, acquisition-related transaction and integration expenses, net loss resulting from repurchases and repayments of debt, net gain on sale of cost method investment, restructuring charges, additional net gain on sale of SpringCastle interests, lower of cost or fair value adjustment on loans held for sale, non-cash incentive compensation expense related to the Fortress Transaction, and net loss on sale of real estate loans. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment and Consumer and Insurance pretax capital generation (non-GAAP) were as follows:

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$1,021	$1,168	$787
Adjustments:
Direct costs associated with COVID-19	17	—	—
Acquisition-related transaction and integration expenses	11	14	47
Net loss on repurchases and repayments of debt	36	30	63
Net gain on sale of cost method investment	—	(11)	—
Restructuring charges	7	5	8
Adjusted pretax income (non-GAAP)	$1,092	$1,206	$905

Provision for finance receivable losses	$1,313	$1,105	$1,047
Net charge-offs	(998)	(1,028)	(998)
Pretax capital generation (non-GAAP)	$1,407	$1,283	$954

Other
Loss before income taxes - Segment Accounting Basis	$(9)	$(3)	$(131)
Adjustments:
Additional net gain on sale of SpringCastle interests	(4)	(7)	—
Lower of cost or fair value adjustment (a)	7	—	—
Non-cash incentive compensation expense	—	—	106
Net loss on sale of real estate loans (b)	—	1	6
Adjusted pretax loss (non-GAAP)	$(6)	$(9)	$(19)
(a) The carrying value of our remaining real estate loans classified in finance receivables held for sale exceeded their fair value, and accordingly, we have marked the loans to fair value and recorded an impairment in other revenue during the year ended December 31, 2020.

(b) In 2019 and 2018, the resulting impairments on finance receivables held for sale that remained after the February 2019 and the December 2018 Real Estate Loan Sales were combined with the respective gains on sales.

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

CONSUMER AND INSURANCE

OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2020	2019	2018

Interest income	$4,353	$4,114	$3,677
Interest expense	1,007	947	844
Provision for finance receivable losses	1,313	1,105	1,047
Net interest income after provision for finance receivable losses	2,033	2,062	1,786
Other revenues	551	619	558
Other expenses	1,492	1,475	1,439
Adjusted pretax income (non-GAAP)	$1,092	$1,206	$905

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,091	$18,421	$16,195
Number of accounts	2,304,951	2,435,172	2,373,330
Average net receivables	$18,009	$17,089	$15,401
Yield	24.17%	24.07%	23.88%
Gross charge-off ratio	6.46%	6.86%	7.32%
Recovery ratio	(0.92)%	(0.84)%	(0.84)%
Net charge-off ratio	5.54%	6.02%	6.48%
30-89 Delinquency ratio	2.28%	2.47%	2.43%
Origination volume	$10,729	$13,803	$11,923
Number of accounts originated	1,099,767	1,481,166	1,436,029
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for 2020 and 2019

Interest income increased $239 million or 5.8% in 2020 when compared to 2019 primarily due to growth in our average net finance receivables of $920 million along with higher yields driven by the impacts of lower delinquencies.

Interest expense increased $60 million or 6.3% in 2020 when compared to 2019 primarily due to an increase in average outstanding debt of $1.7 billion, offset by a lower average cost of funds.

See Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses increased $208 million or 18.8% in 2020 when compared to 2019 primarily due to higher expected credit losses in our allowance as a result of the current year adoption of ASU 2016-13, which were primarily driven by our forecast of elevated unemployment as a result of COVID-19.

Other revenues decreased $68 million or 11.0% in 2020 when compared to 2019 primarily due to a $34 million decrease from lower insurance products and membership plans sold as a result of reduced loan origination volume and a $29 million decrease in investment revenue and interest income primarily driven by lower interest rates on cash, restricted cash, and invested assets in the current period.

Other expenses increased $17 million or 1.2% in 2020 when compared to 2019 primarily due to an increase in insurance policy benefits and claims expense primarily due to the impact of COVID-19 on our involuntary unemployment insurance products. The increase was partially offset by a decrease in general operating expenses, reflecting our efforts to tightly manage costs as well as variable expenses associated with lower loan origination volume.

Comparison of Adjusted Pretax Income for 2019 and 2018

For a comparison of OMH's adjusted pretax income for C&I for the years ended 2019 and 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results” in Part II Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 14, 2020.

OTHER

“Other” consists of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

OMH's adjusted pretax loss of the Other components on an adjusted Segment Accounting Basis was as follows:

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Interest income	$6	$9	$17
Interest expense	4	5	17
Provision for finance receivable losses	—	—	(5)
Net interest income after provision for finance receivable losses	2	4	5
Other revenues	16	26	33
Other expenses	24	39	57
Adjusted pretax loss (non-GAAP)	$(6)	$(9)	$(19)

Net finance receivables of the Other components, reported in “Other assets,” on a Segment Accounting Basis were as follows:

(dollars in millions)
December 31,	2020	2019	2018

Net finance receivables held for sale:
Other receivables	$49	$66	$103

Credit Quality

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for the reconciliation of results of OMFC to OMH.

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $18.1 billion at December 31, 2020 and $18.4 billion at December 31, 2019. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments. See “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for further details on our borrower assistance programs.

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

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment (a)	GAAP Basis

December 31, 2020
Current	$17,362	$(7)	$17,355
30-59 days past due	251	—	251
Delinquent (60-89 days past due)	162	—	162
Performing	17,775	(7)	17,768

Nonperforming (90+ days past due)	316	—	316
Total net finance receivables	$18,091	$(7)	$18,084

Delinquency ratio
30-89 days past due	2.28%	(b)	2.28%
30+ days past due	4.03%	(b)	4.03%
60+ days past due	2.64%	(b)	2.64%
90+ days past due	1.75%	(b)	1.75%

December 31, 2019
Current	$17,578	$(28)	$17,550
30-59 days past due	273	(1)	272
Delinquent (60-89 days past due)	182	(1)	181
Performing	18,033	(30)	18,003

Nonperforming (90+ days past due)	388	(2)	386
Total net finance receivables	$18,421	$(32)	$18,389

Delinquency ratio
30-89 days past due	2.47%	(b)	2.46%
30+ days past due	4.58%	(b)	4.56%
60+ days past due	3.09%	(b)	3.08%
90+ days past due	2.11%	(b)	2.10%
(a) As a result of the adoption of ASU 2016-13, we converted all purchased credit impaired finance receivables to purchased credit deteriorated finance receivables in accordance with ASC Topic 326, which resulted in the gross-up of net finance receivables and allowance for finance receivable losses of $15 million on January 1, 2020. See Notes 4, 5, and 6 of the Notes to the Consolidated Financial Statements for additional information on the adoption of ASU 2016-13 included in this report.

(b) Not applicable

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables, pursuant to the adoption of ASU 2016-13 on January 1, 2020. Prior to the adoption of ASU 2016-13, we estimated and recorded an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions. See Note 3 of the Notes to the Consolidated Financial Statements included in this report for further information on our policy for allowance for finance receivable losses.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the projected impacts of COVID-19 on the U.S. economy. We also considered known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. Our forecast leveraged economic projections from an industry leading forecast provider. At December 31, 2020, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the year ended December 31, 2020 was largely due to the adoption of ASU 2016-13 along with the economic considerations relating to COVID-19. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses. For further information regarding the impact of COVID-19 on our allowance for finance receivable losses see “Recent Development and Outlook” and “Results of Operations” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Year Ended December 31, 2020
Balance at beginning of period	$849	$—	$(20)	$829
Impact of adoption of ASU 2016-13 (a)	1,119	—	(1)	1,118
Provision for finance receivable losses	1,313	—	6	1,319
Charge-offs	(1,163)	—	1	(1,162)
Recoveries	165	—	—	165
Balance at end of period	$2,283	$—	$(14)	$2,269

Allowance ratio	12.62%	(b)	(b)	12.55%

Year Ended December 31, 2019
Balance at beginning of period	$773	$—	$(42)	$731
Provision for finance receivable losses	1,105	—	24	1,129
Charge-offs	(1,172)	—	15	(1,157)
Recoveries	143	—	(17)	126
Balance at end of period	$849	$—	$(20)	$829

Allowance ratio	4.61%	(b)	(b)	4.51%

Year Ended December 31, 2018
Balance at beginning of period	$724	$35	$(62)	$697
Provision for finance receivable losses	1,047	(5)	6	1,048
Charge-offs	(1,127)	(3)	26	(1,104)
Recoveries	129	3	(19)	113
Other (c)	—	(30)	7	(23)
Balance at end of period	$773	$—	$(42)	$731

Allowance ratio	4.77%	(b)	(b)	4.52%
(a) As a result of the adoption of ASU 2016-13, we recorded a one-time adjustment to the allowance for finance receivable losses. Additionally, we converted all purchased credit impaired finance receivables to purchased credit deteriorated finance receivables in accordance with ASC Topic 326, which resulted in the gross-up of net finance receivables and allowance for finance receivable losses of $15 million on January 1, 2020. See Notes 4, 5, and 6 of the Notes to the Consolidated Financial Statements for additional information on the adoption of ASU 2016-13 included in this report.

(b) Not applicable.

(c) Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in other receivables from held for investment to finance receivables held for sale on September 30, 2018.

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

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

December 31, 2020
TDR net finance receivables	$728	$(37)	$691
Allowance for TDR finance receivable losses	332	(18)	314

December 31, 2019
TDR net finance receivables	$721	$(63)	$658
Allowance for TDR finance receivable losses	292	(20)	272

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

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)
December 31,	2020*	2019

FICO scores
660 or higher	$4,653	$3,951
620-659	4,877	4,683
619 or below	8,554	9,755
Total	$18,084	$18,389
* Due to the impact of COVID-19, FICO scores as of December 31, 2020 may have been impacted due to government stimulus measures, borrower assistance programs, and potentially inconsistent reporting to credit bureaus.

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, secured debt, unsecured debt, borrowings from revolving conduit facilities and equity. We may also utilize other sources in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims, and expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

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

During 2020, OMH generated net income of $730 million. OMH net cash inflow from operating and investing activities totaled $1.5 billion for the year ended December 31, 2020. At December 31, 2020, our scheduled principal and interest payments for 2021 on our existing debt (excluding securitizations) totaled $1.2 billion. As of December 31, 2020, we had $9.2 billion of unencumbered gross finance receivables and $107 million of unencumbered real estate loans. These real estate loans are classified as held for sale and reported in “Other assets.”

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 24 months.

OMFC’s Issuance and Redemption of Unsecured Debt

For information regarding the issuance and redemption of OMFC's unsecured debt, see Note 9 of the Notes to the Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the year ended December 31, 2020, we completed two personal loan securitizations (OMFIT 2020-1 and OMFIT 2020-2, see “Securitized Borrowings” below), and redeemed three personal loan securitizations (SLFT 2016-A, OMFIT 2016-1 and ODART 2017-2). At December 31, 2020, we had $8.7 billion of gross finance receivables pledged as collateral for our securitization transactions.

At December 31, 2020, the borrowing capacity of our revolving conduit facilities was $7.2 billion and no amounts were drawn nor were any personal loans pledged as collateral under these facilities.

See Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt and revolving conduit facilities.

Shares Repurchased and Retired

During the first quarter of 2020, OMH repurchased and retired 2,031,698 shares of its common stock at an average price per share of $22.30, for an aggregate total of approximately $45 million, including commissions and fees. To provide funding for the OMH stock repurchase and retirement program, the OMFC Board of Directors authorized multiple dividend payments in the aggregate amount of $45 million. On March 20, 2020, OMH temporarily suspended its stock repurchase program. OMH retains the right to reinstate the stock repurchase program as circumstances change. For additional information regarding the shares repurchased see Note 12 of the Notes to the Consolidated Financial Statements included in this report.

Cash Dividends to OMH's Common Stockholders

Dividend declarations by OMH's board of directors for the year ended December 31, 2020 were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 10, 2020	February 26, 2020	March 13, 2020	$2.83	*	$386
April 27, 2020	May 29, 2020	June 12, 2020	0.33		44
July 27, 2020	August 10, 2020	August 18, 2020	2.33	*	313
October 26, 2020	November 9, 2020	November 17, 2020	0.45		60
Total			$5.94		$803
* Our February 10, 2020 and July 27, 2020 dividend declarations of $2.83 and $2.33, respectively, each included a quarterly dividend of $0.33 per share.

To provide the primary funding for the dividends, OMFC paid dividends of $799 million to OMH for the year ended December 31, 2020.

On February 8, 2021, OMH declared a dividend of $3.95 per share payable on February 25, 2021 to record holders of OMH's common stock as of the close of business on February 18, 2021. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $531 million payable on or after February 23, 2021.

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

Whole Loan Sale Transaction

In December 2020, we entered into a whole loan sale transaction with a third-party buyer pursuant to a committed forward flow sale agreement under which we agree to sell $15 million in gross finance receivables each month, consisting of newly originated unsecured personal loans during the two-year commitment period. The third-party buyer has an option within the first 90 days from the closing date of the agreement to increase the monthly commitment to $25 million in gross finance receivables. The unsecured personal loans are sold to an unconsolidated VIE and derecognized from our balance sheet at the time of sale. We will continue to service the personal loans sold and will be entitled a servicing fee and other fees commensurate with the services performed as part of the agreement. Our first sale was executed on January 8, 2021 and the option to increase the monthly commitment to $25 million in gross finance receivables has not been exercised to date.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $2.2 billion for 2020 reflected net income of $730 million, the impact of non-cash items, and an unfavorable change in working capital of $118 million. Net cash provided by operations of $2.4 billion for 2019 reflected net income of $855 million, the impact of non-cash items, and a favorable change in working capital of $67 million. Net cash provided by operations of $2.0 billion for 2018 reflected net income of $447 million, the impact of non-cash items, and a favorable change in working capital of $86 million.

OMH's Investing Activities

Net cash used for investing activities of $751 million, $3.4 billion, and $2.4 billion for 2020, 2019, and 2018, respectively, was primarily due to net principal originations of finance receivables held for investment and held for sale and purchases of available-for-sale and other securities, partially offset by calls, sales, and maturities of available-for-sale and other securities.

OMH's Financing Activities

Net cash used for financing activities of $370 million for 2020 was primarily due to debt repayments, cash dividends paid, and the cash paid on the common stock repurchased, offset by the issuances of long-term debt. Net cash provided by financing activities of $1.5 billion for 2019 was primarily due to net issuances of long-term debt offset primarily by the cash dividends paid in 2019. Net cash provided by financing activities of $44 million for 2018 was primarily due to net issuances of long-term debt.

OMH's Cash and Investments

At December 31, 2020, we had $2.3 billion of cash and cash equivalents, which included $211 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At December 31, 2020, we had $1.9 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

Liquidity Risks and Strategies

OMFC’s credit ratings are non-investment grade, which has a significant impact on our cost and access to capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 11 of the Notes to the Consolidated Financial Statements included in this report for further information on these state restrictions and the dividends paid by our insurance subsidiaries from 2018 through 2020.

OUR DEBT AGREEMENTS

The debt agreements to which OMFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 9 of the Notes to the Consolidated Financial Statements included in this report for further information on the restrictive covenants under OMFC’s debt agreements, as well as the guarantees of OMFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933. As of December 31, 2020, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$166	$190	4.04%	5 years
SLFT 2017-A	652	685	428	484	3.12%	3 years
OMFIT 2015-3	293	329	225	240	4.39%	5 years
OMFIT 2016-3	350	397	317	415	4.33%	5 years
OMFIT 2017-1	947	988	334	397	3.08%	2 years
OMFIT 2018-1	632	650	600	683	3.60%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	600	687	3.79%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1 (c)	821	958	821	958	4.12%	2 years
OMFIT 2020-2 (d)	1,000	1,053	1,000	1,053	2.03%	5 years
ODART 2018-1	947	964	630	674	3.62%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$9,382	$9,984	$7,821	$8,818
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of December 31, 2020.
(c) On May 1, 2020, we issued $821 million of notes backed by personal loans. The notes mature in May of 2032. We initially retained $71 million of the Class C notes and subsequently sold the Class C notes on May 29, 2020.
(d) On August 21, 2020, we issued $1.0 billion of notes backed by personal loans. The notes mature in September of 2035.

Revolving Conduit Facilities
In addition to the structured financings, we have access to 13 revolving conduit facilities with a total borrowing capacity of $7.2 billion as of December 31, 2020:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

Rocky River Funding, LLC	$400	$—
OneMain Financial Funding IX, LLC	850	—
Mystic River Funding, LLC	850	—
OneMain Financial Funding VIII, LLC	500	—
Thayer Brook Funding, LLC	500	—
Hubbard River Funding, LLC	250	—
Seine River Funding, LLC	650	—
New River Funding Trust *	250	—
Hudson River Funding, LLC	500	—
Columbia River Funding, LLC	500	—
St. Lawrence River Funding, LLC	250	—
OneMain Financial Funding VII, LLC	850	—
OneMain Financial Auto Funding I, LLC	850	—
Total	$7,200	$—
* On September 30, 2020, we terminated the conduit facility with New River Funding, LLC and simultaneously entered into a new conduit facility with New River Funding Trust.

See Note 9 of the Notes to the Consolidated Financial Statements included in this report for information on the transaction completed subsequent to December 31, 2020.

Contractual Obligations

At December 31, 2020, our material contractual obligations were as follows:

(dollars in millions)	2021	2022-2023	2024-2025	2026+	Securitizations	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$7,821	$7,821
Medium-term notes	635	2,167	3,135	3,999	—	9,936
Junior subordinated debt	—	—	—	350	—	350
Total principal maturities	635	2,167	3,135	4,349	7,821	18,107
Interest payments on debt (b)	607	1,088	745	808	826	4,074
Total	$1,242	$3,255	$3,880	$5,157	$8,647	$22,181
(a) On-balance sheet securitizations and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments. At December 31, 2020, there were no amounts drawn under our revolving conduit facilities.

(b) Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2020.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2020 or December 31, 2019.

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

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts and seasonality of demand. Demand for our personal loans is usually lower in January and February after the holiday season and as a result of tax refunds. Delinquencies on our personal loans are generally lower in the first and second quarters and tend to rise throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year. Our normal seasonality trends continue to be affected by the COVID-19 pandemic and mitigating efforts from government stimulus measures, whereby it decreased demand for personal loans during 2020 and reduced delinquency below historical experience.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The fair values of certain assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities. In aggregate, the estimated impact of an immediate and sustained 100 basis points (“bps”) increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments would not be material to our financial position. We derived the changes in fair values by modeling estimated cash flows of certain assets and liabilities.

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2020		2019
(dollars in millions)	+100 bps	-100 bps	+100 bps	-100 bps

Assets
Net finance receivables, less allowance for finance receivable losses (a)	$(210)	$215	$(218)	$223
Fixed-maturity investment securities (b)	(78)	82	(72)	74

Liabilities
Long-term debt (b)	$(652)	$673	$(667)	$713
(a) We did not adjust the estimated cash flows for any future loan originations.
(b) We adjusted the estimated cash flows to reflect expected prepayment and calls, but did not consider any new investment purchases or debt issuances.

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

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

Allowance for Finance Receivable Losses for Loans Collectively Evaluated for Impairment – Forecasted Macroeconomic Conditions

As described in Notes 3 and 6 to the consolidated financial statements, the Company’s allowance for finance receivable losses for loans collectively evaluated for impairment was $1,955 million as of December 31, 2020. Management estimates the allowance for finance receivable losses for loans collectively evaluated for impairment primarily on historical loss experience using a cumulative loss model applied to the Company’s finance receivable portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which incorporated the projected impacts of COVID-19 on the U.S. economy. Management’s forecasted macroeconomic conditions leveraged economic projections that considered estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of the Company’s portfolio, and management’s borrower assistance efforts.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for loans collectively evaluated for impairment – forecasted macroeconomic conditions is a critical audit matter are (i) the significant judgment by management in determining adjustments to the results of the cumulative loss model to reflect forecasted macroeconomic conditions, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of forecasted macroeconomic conditions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses, including controls over management’s determination of the impact of forecasted macroeconomic conditions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management's process for determining forecasted macroeconomic conditions and applying those forecasts to the results of the cumulative loss model, which included (i) evaluating the appropriateness of the methodology, (ii) testing the data used in the estimate and (iii) evaluating the reasonableness of management’s determination of the impact of forecasted macroeconomic conditions on the allowance for finance receivable losses.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 9, 2021

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of OneMain Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneMain Finance Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

Allowance for Finance Receivable Losses for Loans Collectively Evaluated for Impairment – Forecasted Macroeconomic Conditions

As described in Notes 3 and 6 to the consolidated financial statements, the Company’s allowance for finance receivable losses for loans collectively evaluated for impairment was $1,955 million as of December 31, 2020. Management estimates the allowance for finance receivable losses for loans collectively evaluated for impairment primarily on historical loss experience using a cumulative loss model applied to the Company’s finance receivable portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which incorporated the projected impacts of COVID-19 on the U.S. economy. Management’s forecasted macroeconomic conditions leveraged economic projections that considered estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of the Company’s portfolio, and management’s borrower assistance efforts.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for loans collectively evaluated for impairment – forecasted macroeconomic conditions is a critical audit matter are (i) the significant judgment by management in determining adjustments to the results of the cumulative loss model to reflect forecasted macroeconomic conditions, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of forecasted macroeconomic conditions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses, including controls over management’s determination of the impact of forecasted macroeconomic conditions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management's process for determining forecasted macroeconomic conditions and applying those forecasts to the results of the cumulative loss model, which included (i) evaluating the appropriateness of the methodology, (ii) testing the data used in the estimate and (iii) evaluating the reasonableness of management’s determination of the impact of forecasted macroeconomic conditions on the allowance for finance receivable losses.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 9, 2021

We have served as the Company's auditor since 2002.

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2020	2019

Assets
Cash and cash equivalents	$2,272	$1,227
Investment securities (includes available-for-sale securities with a fair value of $1.8 billion and an amortized cost basis of $1.7 billion in 2020 and 2019)	1,922	1,884
Net finance receivables (includes loans of consolidated VIEs of $8.8 billion in 2020 and $8.4 billion in 2019)	18,084	18,389
Unearned insurance premium and claim reserves	(771)	(793)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.1 billion in 2020 and $340 million in 2019)	(2,269)	(829)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	15,044	16,767
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $441 million in 2020 and $400 million in 2019)	451	405
Goodwill	1,422	1,422
Other intangible assets	306	343
Other assets	1,054	769
Total assets	$22,471	$22,817

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $7.8 billion in 2020 and $7.6 billion in 2019)	$17,800	$17,212
Insurance claims and policyholder liabilities	621	649
Deferred and accrued taxes	45	34
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2020 and $14 million in 2019)	564	592
Total liabilities	19,030	18,487
Contingencies (Note 15)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 134,341,724 and 136,101,156 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,655	1,689
Accumulated other comprehensive income	94	44
Retained earnings	1,691	2,596
Total shareholders’ equity	3,441	4,330
Total liabilities and shareholders’ equity	$22,471	$22,817

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2020	2019	2018

Interest income	$4,368	$4,127	$3,658

Interest expense	1,027	970	875

Net interest income	3,341	3,157	2,783

Provision for finance receivable losses	1,319	1,129	1,048

Net interest income after provision for finance receivable losses	2,022	2,028	1,735

Other revenues:
Insurance	443	460	429
Investment	75	95	66
Net loss on repurchases and repayments of debt	(39)	(35)	(9)
Net gain on sale of real estate loans	—	3	18
Other	47	99	70
Total other revenues	526	622	574

Other expenses:
Salaries and benefits	756	808	917
Other operating expenses	573	559	576
Insurance policy benefits and claims	242	185	192
Total other expenses	1,571	1,552	1,685

Income before income taxes	977	1,098	624

Income taxes	247	243	177

Net income	$730	$855	$447

Share Data:
Weighted average number of shares outstanding:
Basic	134,716,012	136,070,837	135,702,989
Diluted	134,919,258	136,326,911	136,034,143
Earnings per share:
Basic	$5.42	$6.28	$3.29
Diluted	$5.41	$6.27	$3.29

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Net income	$730	$855	$447

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	66	88	(44)
Retirement plan liability adjustments	(2)	7	(7)
Foreign currency translation adjustments	2	5	(9)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(15)	(20)	9
Retirement plan liability adjustments	—	(1)	3
Foreign currency translation adjustments	—	(2)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	51	77	(48)
Reclassification adjustments included in net income, net of tax:
Net realized gains (losses) on available-for-sale securities, net of tax	(1)	1	1
Reclassification adjustments included in net income, net of tax	(1)	1	1
Other comprehensive income (loss), net of tax	50	78	(47)

Comprehensive income	$780	$933	$400

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$4,330
Net impact of adoption of ASU 2016-13 (see Note 4)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	3,502
Common stock repurchased and retired	—	(45)	—	—	(45)
Share-based compensation expense, net of forfeitures	—	17	—	—	17
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	50	—	50
Cash dividends *	—	—	—	(807)	(807)
Net income	—	—	—	730	730
Balance, December 31, 2020	$1	$1,655	$94	$1,691	$3,441

Balance, January 1, 2019	$1	$1,681	$(34)	$2,151	$3,799
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	78	—	78
Cash dividends *	—	—	—	(410)	(410)
Net income	—	—	—	855	855
Balance, December 31, 2019	$1	$1,689	$44	$2,596	$4,330

Balance, January 1, 2018	$1	$1,560	$11	$1,706	$3,278
Non-cash incentive compensation from SFH	—	110	—	—	110
Share-based compensation expense, net of forfeitures	—	21	—	—	21
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive loss	—	—	(47)	—	(47)
Impact of AOCI reclassification due to the Tax Act	—	—	2	(2)	—
Net income	—	—	—	447	447
Balance, December 31, 2018	$1	$1,681	$(34)	$2,151	$3,799
* Cash dividends declared were $5.94 per share in 2020 and $3.00 per share in 2019.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Cash flows from operating activities
Net income	$730	$855	$447
Reconciling adjustments:
Provision for finance receivable losses	1,319	1,129	1,048
Depreciation and amortization	264	271	289
Deferred income tax charge (benefit)	(42)	1	23
Net loss on repurchases and repayments of debt	39	35	9
Non-cash incentive compensation from SFH	—	—	110
Share-based compensation expense, net of forfeitures	17	13	21
Other	3	(9)	13
Cash flows due to changes in other assets and other liabilities	(118)	67	86
Net cash provided by operating activities	2,212	2,362	2,046

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(748)	(3,305)	(2,373)
Proceeds on sale of finance receivables held for sale originated as held for investment	—	19	100
Available-for-sale securities purchased	(456)	(718)	(680)
Available-for-sale securities called, sold, and matured	478	574	563
Other securities purchased	(538)	(18)	(11)
Other securities called, sold, and matured	542	31	36
Other, net	(29)	(12)	(32)
Net cash used for investing activities	(751)	(3,429)	(2,397)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	7,279	5,895	5,525
Repayment of long-term debt	(6,792)	(3,961)	(5,471)
Cash dividends	(806)	(408)	—
Common stock repurchased and retired	(45)	—	—
Withholding tax on share-based compensation	(6)	(5)	(10)
Net cash provided by (used for) financing activities	(370)	1,521	44

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	1,091	454	(307)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,632	1,178	1,485
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$2,723	$1,632	$1,178

Supplemental cash flow information
Cash and cash equivalents	$2,272	$1,227	$679
Restricted cash and restricted cash equivalents	451	405	499
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$2,723	$1,632	$1,178

Cash paid for amounts included in the measurement of operating lease liabilities	$(57)	$(58)	$—

Interest paid	$(978)	$(845)	$(752)
Income taxes paid	(289)	(261)	(150)

Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2020	2019	2018

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$47	$233	$—
Transfer of net finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	—	—	111

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2020	2019

Assets
Cash and cash equivalents	$2,272	$1,227
Investment securities (includes available-for-sale securities with a fair value of $1.8 billion and an amortized cost basis of $1.7 billion in 2020 and 2019)	1,922	1,884
Net finance receivables (includes loans of consolidated VIEs of $8.8 billion in 2020 and $8.4 billion in 2019)	18,084	18,389
Unearned insurance premium and claim reserves	(771)	(793)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.1 billion in 2020 and $340 million in 2019)	(2,269)	(829)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	15,044	16,767
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $441 million in 2020 and $400 million in 2019)	451	405
Goodwill	1,422	1,422
Other intangible assets	306	343
Other assets	1,054	768
Total assets	$22,471	$22,816

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $7.8 billion in 2020 and $7.6 billion in 2019)	$17,800	$17,212
Insurance claims and policyholder liabilities	621	649
Deferred and accrued taxes	47	35
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2020 and $14 million in 2019)	563	595
Total liabilities	19,031	18,491
Contingencies (Note 15)

Shareholder's equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at December 31, 2020 and December 31, 2019	5	5
Additional paid-in capital	1,899	1,888
Accumulated other comprehensive income	94	44
Retained earnings	1,442	2,388
Total shareholder's equity	3,440	4,325
Total liabilities and shareholder's equity	$22,471	$22,816

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Interest income	$4,368	$4,127	$3,648

Interest expense	1,027	972	876

Net interest income	3,341	3,155	2,772

Provision for finance receivable losses	1,319	1,129	1,043

Net interest income after provision for finance receivable losses	2,022	2,026	1,729

Other revenues:
Insurance	443	460	429
Investment	75	95	66
Net loss on repurchases and repayments of debt	(39)	(35)	(9)
Net gain on sale of real estate loans	—	3	18
Other	47	106	56
Total other revenues	526	629	560

Other expenses:
Salaries and benefits	756	808	877
Other operating expenses	573	558	577
Insurance policy benefits and claims	242	185	192
Total other expenses	1,571	1,551	1,646

Income before income taxes	977	1,104	643

Income taxes	247	246	182

Net income	$730	$858	$461

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Net income	$730	$858	$461

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	66	88	(44)
Retirement plan liability adjustments	(2)	7	(8)
Foreign currency translation adjustments	2	5	(9)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(15)	(20)	9
Retirement plan liability adjustments	—	(1)	3
Foreign currency translation adjustments	—	(2)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	51	77	(49)
Reclassification adjustments included in net income, net of tax:
Net realized gains (losses) on available-for-sale securities, net of tax	(1)	1	1
Reclassification adjustments included in net income, net of tax	(1)	1	1
Other comprehensive income (loss), net of tax	50	78	(48)

Comprehensive income	$780	$936	$413

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder's Equity

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU 2016-13 (see Note 4)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	17	—	—	17
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	50	—	50
Cash dividends	—	—	—	(848)	(848)
Net income	—	—	—	730	730
Balance, December 31, 2020	$5	$1,899	$94	$1,442	$3,440

Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Merger of SFI with OMFC	—	(408)	—	—	(408)
Cash contribution from OMH	—	144	—	—	144
Contribution of SCHC to OMFC from SFI	—	34	—	—	34
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on shared-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	78	—	78
Cash dividends	—	—	—	(410)	(410)
Net income	—	—	—	858	858
Balance, December 31, 2019	$5	$1,888	$44	$2,388	$4,325

Balance, January 1, 2018	$5	$1,909	$6	$1,482	$3,402
Non-cash incentive compensation from SFH	—	110	—	—	110
Contribution of OGSC to OMFC from SFI	—	53	5	—	58
Contribution of SMHC to OMFC from SFI	—	30	—	—	30
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive income	—	—	(48)	—	(48)
Impact of AOCI reclassification due to the Tax Act	—	—	3	(3)	—
Net income	—	—	—	461	461
Balance, December 31, 2018	$5	$2,110	$(34)	$1,940	$4,021

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Cash flows from operating activities
Net income	$730	$858	$461
Reconciling adjustments:
Provision for finance receivable losses	1,319	1,129	1,043
Depreciation and amortization	264	271	279
Deferred income tax charge (benefit)	(42)	3	21
Net loss on repurchases and repayments of debt	39	35	9
Non-cash incentive compensation from SFH	—	—	110
Share-based compensation expense, net of forfeitures	17	13	10
Other	3	(9)	13
Cash flows due to changes in other assets and other liabilities	(123)	92	21
Net cash provided by operating activities	2,207	2,392	1,967

Cash flows from investing activities
Net principal originations of finance receivables held for investment and held for sale	(748)	(3,305)	(2,372)
Proceeds on sale of finance receivables held for sale originated as held for investment	—	19	100
Cash advances on intercompany notes receivables	—	(3)	(34)
Proceeds from repayments of principal on intercompany note to parent	—	3	187
Available-for-sale securities purchased	(456)	(718)	(680)
Available-for-sale securities called, sold, and matured	478	574	563
Other securities purchased	(538)	(18)	(11)
Other securities called, sold, and matured	542	31	36
Other, net	(29)	(12)	(27)
Net cash used for investing activities	(751)	(3,429)	(2,238)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	7,279	5,895	5,525
Repayment of long-term debt	(6,792)	(3,961)	(5,471)
Cash contribution of SCLH	—	12	—
Cash dividends to OMH	(846)	(408)	—
Cash contribution from OMH	—	144	—
Cash contribution of SMHC	—	—	13
Cash contribution of OGSC	—	—	11
Payments on intercompany notes payable	—	(170)	(99)
Withholding tax on share-based compensation	(6)	(5)	(2)
Net cash provided by (used for) financing activities	(365)	1,507	(23)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	1,091	470	(294)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,632	1,162	1,456
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$2,723	$1,632	$1,162

Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2020	2019	2018

Supplemental cash flow information
Cash and cash equivalents	$2,272	$1,227	$663
Restricted cash and restricted cash equivalents	451	405	499
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$2,723	$1,632	$1,162

Cash paid for amounts included in the measurement of operating lease liabilities	$(57)	$(58)	$—

Interest paid	$(978)	$(847)	$(753)
Income taxes paid	(289)	(261)	(150)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$47	$233	$—
Non-cash merger of SFI with OMFC	—	(408)	—
Non-cash contribution of SCLH	—	22	—
Transfer of net finance receivables held for investment to finance receivables held for sale (prior to deducting allowance for finance receivable losses)	—	—	111
Non-cash contribution of OGSC	—	—	47
Non-cash contribution of SMHC	—	—	17

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2020

1. Nature of Operations

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

On September 20, 2019, SFC entered into a merger agreement with SFI, its direct parent at the time, to merge SFI with and into SFC, with SFC as the surviving entity. The merger was effective in SFC's consolidated financial statements as of July 1, 2019. As a result of the merger with SFI, SFC became a wholly-owned direct subsidiary of OMH.

Effective July 1, 2020, SFC was renamed to OneMain Finance Corporation (“OMFC”). The name change did not affect OMFC’s legal entity structure, nor did it have an impact on OMH’s or OMFC’s financial statements. OMFC is used in this report to include references to transactions and arrangements occurring prior to the name change.

OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “we,” “us,” or “our.” The information in this Annual Report on Form 10-K is equally applicable to OMH and OMFC, except where otherwise indicated.

At December 31, 2020, the Apollo-Värde Group owned approximately 40.9% of OMH’s common stock.

2018 Share Sale Transactions

Prior to the Fortress Transaction, certain executives of the Company held incentive units that only provided benefits (in the form of distributions) if Springleaf Financial Holdings, LLC ("SFH") made distributions to one or more of its common members that exceeded specified threshold amounts. In connection with the Fortress Transaction, certain executive officers who were holders of SFH incentive units received a distribution of approximately $106 million in the aggregate from SFH. Although the distribution was not made by the Company or its subsidiaries, in accordance with Accounting Standards Codification ("ASC") 710, Compensation-General, we recorded non-cash incentive compensation expense of approximately $106 million, with an equal and offsetting increase to additional paid-in-capital. The impact to the Company was non-cash, equity neutral, and not tax deductible.

In addition, in connection with the distributions by SFH to AIG resulting from the AIG Share Sale Transaction, these same executive officers holding the incentive units described above, received a distribution of approximately $4 million in the aggregate from SFH in respect of their incentive interests in SFH. Consistent with the Fortress Transaction, we recorded non-cash incentive compensation expense of approximately $4 million, with an equal and offsetting increase to additional paid-in-capital. Again, the impact to the Company was non-cash, equity neutral, and not tax deductible.

2. Reconciliation of OneMain Finance Corporation Results to OneMain Holdings, Inc. Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this filing relates to both OMH and OMFC. OMFC disclosures relate only to itself and not to any other company.

Except where otherwise indicated, and excluding certain insignificant cash and non-cash transactions at the OMH level, these notes relate to the consolidated financial statements for both companies, OMH and OMFC. In addition to certain intercompany payable and receivable amounts between the entities, the following is a reconciliation of the consolidated balance sheets and results of our consolidated statements of operations of OMFC to OMH:

December 31,	2020			2019
(dollars in millions)	OMH	OMFC	Difference	OMH	OMFC	Difference

Other assets	$1,054	$1,054	$—	$769	$768	$1
Deferred and accrued taxes	45	47	(2)	34	35	(1)
Other liabilities	564	563	1	592	595	(3)
Total shareholders' equity	3,441	3,440	1	4,330	4,325	5

Years Ended December 31,	2020			2019			2018
(dollars in millions)	OMH	OMFC	Difference	OMH	OMFC	Difference	OMH	OMFC	Difference

Interest income	$4,368	$4,368	$—	$4,127	$4,127	$—	$3,658	$3,648	$10
Interest expense	1,027	1,027	—	970	972	(2)	875	876	(1)
Provision for finance receivable losses	1,319	1,319	—	1,129	1,129	—	1,048	1,043	5
Other revenues	47	47	—	99	106	(7)	70	56	14
Salaries and benefits	756	756	—	808	808	—	917	877	40
Other operating expenses	573	573	—	559	558	1	576	577	(1)
Income before income taxes	977	977	—	1,098	1,104	(6)	624	643	(19)
Income taxes	247	247	—	243	246	(3)	177	182	(5)
Net Income	730	730	—	855	858	(3)	447	461	(14)

The following transactions are related to OMFC and have no impact on OMH's consolidated financial results.

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

OMFC's Notes Receivable from Parent

As a result of the merger between SFI and OMFC, described in Note 1 and above, a $232 million note receivable from SFI to OMFC was dissolved effective July 1, 2019. Additionally, OMFC assumed a $28 million note payable from SFI to SMHC, a wholly-owned subsidiary of OMFC, and OMFC subsequently paid off the note on September 23, 2019. Interest income on these notes totaled $8 million during 2019 and $18 million during 2018, which we report in other revenues.

Springleaf Consumer Loan Holding Company (“SCLH”) Contribution

On March 10, 2019, all of the outstanding capital stock of SCLH, a subsidiary of SFI, was contributed to OMFC, and SCLH became a wholly-owned direct subsidiary of OMFC. The contribution was effective as of January 1, 2019 and increased OMFC’s total shareholder’s equity and total assets by $34 million and $53 million, respectively. The contribution is presented prospectively because it is deemed to be a contribution of net assets.

OneMain Consumer Loan, Inc. (“OCLI”) Loan Referral Fees

Through June 30, 2018, OCLI, a wholly-owned direct subsidiary of SCLH, provided personal loan application and credit underwriting services on behalf of OMFC for personal loan applications that are submitted online. OMFC was charged a fee of $35 for each underwritten approved application processed, as well as any other fees agreed to by the parties. On July 1, 2018, OMFC terminated its agreement with OCLI to provide these services. Prior to the termination, during 2018, OMFC recorded $29 million of referral fee expense. Certain costs incurred by OCLI to provide these services were a component of deferred origination costs, which are included in net finance receivables.

OneMain General Services Corporation (“OGSC”) Services Agreement

OGSC provides a variety of services to affiliates under a services agreement, including OMFC. OGSC was contributed to OMFC by OMH effective July 1, 2018, and all activity between OGSC and OMFC under the agreement is eliminated from OMFC’s results as of July 1, 2018. Prior to the contribution, during 2018, OMFC recorded $265 million of service fee expenses, which are included in operating expenses.

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2020 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

ACCOUNTING POLICIES

Operating Segment

At December 31, 2020, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

We may modify the terms of existing accounts in certain circumstances, such as certain bankruptcy or other catastrophic situations or for economic or other reasons related to a borrower’s financial difficulties that justify modification. When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, defer or forgive past due interest or forgive principal. Additionally, as part of the modification, we may require trial payments. If the account is delinquent at the time of modification, the account is generally brought current for delinquency reporting. Account modifications that are deemed to be a TDR finance receivable are measured for impairment. Account modifications that are not classified as a TDR finance receivable are measured for impairment in accordance with our policy for allowance for finance receivable losses.

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

We generally charge off to the allowance for finance receivable losses personal loans that are beyond seven payments (approximately 180 days) past due. Generally, we start repossession of the titled personal property when the customer becomes two payments (approximately 30 days) past due and may charge-off prior to the account becoming seven payments (approximately 180 days) past due. Generally, we charge-off loans with bankruptcy filings at the earlier of notice of discharge or when the customer becomes seven payments past due.

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

For our personal loans, we may offer those customers whose accounts are in good standing the opportunity of a deferment, which extends the term of an account. We may extend this offer to customers when they are experiencing higher than normal personal expenses. However, we may offer a deferment to a delinquent customer who is experiencing a temporary financial problem. The account must be current after granting the deferment. To evaluate whether a borrower’s financial difficulties are temporary, we review the terms of each deferment to ensure that the borrower has the financial ability to repay the outstanding principal and associated interest in full following the deferment and after the customer is brought current. If, following this analysis, we believe a borrower’s financial difficulties are not temporary, we will not grant deferment, and the loans may continue to age until they are charged off. We generally limit a customer to two deferments in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies. Additionally, for borrowers that do not meet the qualifications of a deferment, we may also offer a cure agreement, settlement or a loan modification.

We also establish reserves for TDR finance receivables, which are included in our allowance for finance receivable losses. The allowance for finance receivable losses related to our TDR finance receivables represents specific reserves based on an analysis of the present value of expected future cash flows. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDR finance receivables. The primary assumptions to estimate these expected cash flows are prepayment speeds, default rates, and loss severity rates.

Goodwill

Goodwill represents the amount of purchase price over the fair value of net assets we acquired in connection with the OneMain Acquisition. We test goodwill for potential impairment annually as of October 1 of each year and whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

We first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying amount, we proceed with the quantitative impairment test. When necessary, the fair value of the reporting unit is calculated utilizing the income approach, which uses prospective financial information of the reporting unit discounted at a rate we estimate a market participant would use.

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

We have elected the practical expedient to treat both the lease component and non-lease component for our leased office space portfolio as a single lease component. Operating lease costs for lease payments are recognized on a straight-line basis over the lease term and are included in “Other operating expenses” in our consolidated statement of operations. In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases as variable lease payments. The lease right-of-use assets are included in “Other assets” and the lease liabilities are included in “Other liabilities” in our consolidated balance sheet.

Insurance Premiums

We recognize revenue for short-duration contracts over the related contract period. Short-duration contracts primarily consist of credit life, credit disability, credit involuntary unemployment insurance, and collateral protection policies. We defer single premium credit insurance premiums from affiliates in unearned premium reserves, which we include as a reduction to net finance receivables. We recognize unearned premiums on credit life, credit disability, credit involuntary unemployment insurance, and collateral protection insurance as revenue using the sum-of-the-digits, straight-line or other appropriate methods over the terms of the policies. Premiums from reinsurance assumed are earned over the related contract period.

We recognize revenue on long-duration contracts when due from policyholders. Long-duration contracts include term life, accidental death and dismemberment, and disability income protection. For single premium long-duration contracts, a liability is accrued, which represents the present value of estimated future policy benefits to be paid to or on behalf of policyholders and related expenses, when premium revenue is recognized. The effects of changes in such estimated future policy benefit reserves are classified in insurance policy benefits and claims in the consolidated statements of operations.

We recognize commissions on optional products as other revenue when earned.

We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, unearned premiums and certain unpaid claim liabilities related to our borrowers are netted and classified as contra-assets in net finance receivables in the consolidated balance sheets. The insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in the consolidated statements of cash flows.

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

Investment Securities

We generally classify our investment securities as available-for-sale or other, depending on management’s intent. Other securities primarily consist of equity securities and those securities for which the fair value option was elected.

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

Restricted Cash and Cash Equivalents

We include funds to be used for future debt payments relating to our securitization transactions, insurance regulatory deposits and reinsurance trusts with third parties, in each case, in restricted cash and cash equivalents.

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

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The use of observable and unobservable inputs is further discussed in Note 19.

In certain cases, the inputs we use to measure the fair value of an asset may fall into different levels of the fair value hierarchy. In such cases, we determine the level in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

4. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Financial Instruments - Credit Losses

In June of 2016, the FASB issued Accounting Standard Update 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which significantly changed the way that entities are required to measure credit losses. The new standard required that the estimated credit loss be based upon an “expected credit loss” approach rather than the “incurred loss” approach previously required. The new approach required entities to measure all expected credit losses for financial assets over their expected lives based on historical experience, current conditions, and reasonable and supportable forecasts of collectability. The expected credit loss model required earlier recognition of credit losses than the incurred loss approach. We expect ongoing changes in the allowance for finance receivable losses will be driven primarily by the growth of our loan portfolio, mix of secured and unsecured loans, credit quality, and the economic environment at that time. In addition, the Accounting Standard Update (“ASU”) developed a new accounting treatment for purchased financial assets with credit deterioration.

The ASU also modified the other-than-temporary impairment model for available-for-sale debt securities by requiring companies to record an allowance for credit impairment rather than write-downs of such assets.

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

As a result of the adoption of ASU 2016-13, several of our significant accounting policies have changed to reflect the requirements of the new standard. Refer to Note 3 for the Summary of Significant Accounting Policies.

See Notes 5, 6, and 7 for additional information on the adoption of ASU 2016-13.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The amendments in this ASU become effective for the Company beginning January 1, 2023, as a result of the FASB issuing a one-year deferral of this ASU for public companies.

We have a cross-functional implementation team and a project plan to ensure we comply with all the amendments in this ASU at the time of adoption. We have selected a vendor for a software solution to meet the new accounting and disclosure requirements of the ASU and continue to make progress in evaluating the potential impact of the adoption of the ASU on our consolidated financial statements.

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

Net finance receivables consist of our total portfolio of personal loans. Components of our personal loans were as follows:

(dollars in millions)
December 31,	2020	2019

Gross finance receivables *	$17,860	$18,195
Unearned points and fees	(225)	(242)
Accrued finance charges	299	289
Deferred origination costs	150	147
Total	$18,084	$18,389
* Gross finance receivables equal the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2020		2019*
(dollars in millions)	Amount	Percent	Amount	Percent

Texas	$1,614	9%	$1,606	9%
California	1,196	7	1,193	6
North Carolina	1,130	6	1,217	7
Pennsylvania	1,123	6	1,097	6
Florida	1,060	6	1,025	6
Ohio	922	5	913	5
Illinois	739	4	787	4
Indiana	728	4	741	4
Georgia	712	4	748	4
Virginia	666	4	710	4
New York	580	3	573	3
Other	7,614	42	7,779	42
Total	$18,084	100%	$18,389	100%
* December 31, 2019 concentrations of net finance receivables are presented in the order of December 31, 2020 state concentrations.

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

At 90 days or more contractually past due, we consider our finance receivables to be nonperforming. We stop accruing finance charges and reverse finance charges previously accrued on nonperforming loans. We reversed net accrued finance charges of $86 million during the year ended December 31, 2020. Finance charges recognized from the contractual interest portion of payments received on nonaccrual finance receivables totaled $14 million during the year ended December 31, 2020. All loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

The following is a summary of our personal loans held for investment by the year of origination and number of days delinquent, our key credit quality indicator, at December 31, 2020:

(dollars in millions)	2020	2019	2018	2017	2016	Prior	Total

Performing
Current	$8,659	$5,691	$2,064	$651	$184	$106	$17,355
30-59 days past due	72	106	44	18	6	5	251
60-89 days past due	44	72	28	11	4	3	162
Total performing	8,775	5,869	2,136	680	194	114	17,768
Nonperforming (Nonaccrual)
90-179 days past due	62	154	59	22	8	5	310
180 days or more past due	1	3	1	1	—	—	6
Total nonperforming	63	157	60	23	8	5	316
Total	$8,838	$6,026	$2,196	$703	$202	$119	$18,084

The following is a summary of our personal loans held for investment by number of days delinquent at December 31, 2019, which is prior to the adoption of ASU 2016-13 on January 1, 2020 and continues to be reported under ASC 310, Receivables:

(dollars in millions)
December 31,	2019

Performing
Current	$17,550
30-59 days past due	272
60-89 days past due	181
Total performing	18,003
Nonperforming
90-179 days past due	377
180 days or more past due	9
Total nonperforming	386
Total	$18,389

PURCHASED CREDIT IMPAIRED FINANCE RECEIVABLES

ASU 2016-13 superseded the accounting for purchased credit impaired finance receivables with purchase credit deteriorated finance receivables. As a result, we converted all purchased credit impaired finance receivables to purchased credit deteriorated finance receivables in accordance with ASC Topic 326, which resulted in the gross-up of net finance receivables and allowance for finance receivable losses of $15 million on January 1, 2020. Due to the adoption of ASU 2016-13, the disclosures related to purchase credit impaired finance receivables are no longer applicable for reporting periods beginning in 2020.

TDR FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)
December 31,	2020	2019

Personal Loans
TDR gross finance receivables	$689	$655
TDR net finance receivables *	691	658
Allowance for TDR finance receivable losses	314	272
* TDR net finance receivables — TDR gross finance receivables net of unearned points and fees, accrued finance charges, and deferred origination costs.

TDR average net finance receivables and finance charges recognized on TDR finance receivables for our personal loans that are held for investment and our real estate loans that are held for sale were as follows:

(dollars in millions)	Personal Loans	Real Estate Loans	Total

Year Ended December 31, 2020
TDR average net finance receivables	$693	$50	$743
TDR finance charges recognized	50	3	53

Year Ended December 31, 2019
TDR average net finance receivables	$550	$58	$608
TDR finance charges recognized	45	3	48

Year Ended December 31, 2018
TDR average net finance receivables	$383	$130	$513
TDR finance charges recognized	45	7	52

Information regarding the new volume of the TDR finance receivables held for investment were as follows:

(dollars in millions)	2020	2019	2018

Personal Loans
Pre-modification TDR net finance receivables	$499	$536	$377
Post-modification TDR net finance receivables:
Rate reduction	312	370	289
Other *	187	166	88
Total post-modification TDR net finance receivables	$499	$536	$377
Number of TDR accounts	66,484	78,257	57,324
* “Other” modifications primarily consist of potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

New volume of TDR finance receivables held for sale are not included in the table above as they were immaterial for the years ended December 31, 2020, 2019, and 2018.

Personal loans held for investment that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table.

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Personal Loans
TDR net finance receivables *	$105	$96	$64
Number of TDR accounts	15,229	14,732	9,719
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

Real estate loans held for sale that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) were immaterial for the years ended December 31, 2020, 2019, and 2018.

6. Allowance for Finance Receivable Losses

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

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the projected impacts of the global outbreak of a novel strain of coronavirus (“COVID-19”) on the U.S. economy. We also considered known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. Our forecast leveraged economic projections from an industry leading forecast provider. At December 31, 2020, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the year ended December 31, 2020 was largely due to the adoption of ASU 2016-13 along with the economic considerations relating to COVID-19. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Other Receivables	Total

Year Ended December 31, 2020
Balance at beginning of period	$829	$—	$829
Impact of adoption of ASU 2016-13 (a)	1,118	—	1,118
Provision for finance receivable losses	1,319	—	1,319
Charge-offs	(1,162)	—	(1,162)
Recoveries	165	—	165
Balance at end of period	$2,269	$—	$2,269

Year Ended December 31, 2019
Balance at beginning of period	$731	$—	$731
Provision for finance receivable losses	1,129	—	1,129
Charge-offs	(1,157)	—	(1,157)
Recoveries	126	—	126
Balance at end of period	$829	$—	$829

Year Ended December 31, 2018
Balance at beginning of period	$673	$24	$697
Provision for finance receivable losses	1,050	(2)	1,048
Charge-offs	(1,102)	(2)	(1,104)
Recoveries	110	3	113
Other (b)	—	(23)	(23)
Balance at end of period	$731	$—	$731
(a) As a result of the adoption of ASU 2016-13 on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 4 and 5 for additional information on the adoption of ASU 2016-13.

(b) Other consists primarily of the reclassification of allowance for finance receivable losses due to the transfer of the real estate loans in other receivables from held for investment to finance receivables held for sale on September 30, 2018.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)
December 31,	2020	2019

Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,955	$557
Purchased credit impaired finance receivables *	—	—
TDR finance receivables	314	272
Total	$2,269	$829

Finance receivables:
Collectively evaluated for impairment	$17,393	$17,691
Purchased credit impaired finance receivables *	—	40
TDR finance receivables	691	658
Total	$18,084	$18,389

Allowance for finance receivable losses as a percentage of finance receivables	12.55%	4.51%
* As a result of the adoption of ASU 2016-13 on January 1, 2020, the accounting for purchased credit impaired finance receivables was superseded with purchase credit deteriorated finance receivables which are collectively evaluated for impairment. See Notes 4 and 5 for additional information on the adoption of ASU 2016-13.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2020*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	87	5	—	92
Commercial paper	28	—	—	28
Non-U.S. government and government sponsored entities	137	9	—	146
Corporate debt	1,124	95	(1)	1,218
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	7	—	215
CMBS	55	3	—	58
CDO/ABS	77	2	(1)	78
Total	$1,728	$121	$(2)	$1,847
* There was no allowance for credit losses related to our investment securities as of December 31, 2020.

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2019*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	91	2	(1)	92
Commercial paper	91	—	—	91
Non-U.S. government and government sponsored entities	144	3	—	147
Corporate debt	1,054	45	(1)	1,098
Mortgage-backed, asset-backed, and collateralized:
RMBS	214	3	—	217
CMBS	56	1	—	57
CDO/ABS	84	1	—	85
Total	$1,745	$55	$(2)	$1,798
* The balances reported as of December 31, 2019 are not subject to ASU 2016-13 which was adopted on January 1, 2020 and continue to be reported under ASC 320, Investments – Debt and Equity Securities.

As of December 31, 2020, interest receivables reported in “Other assets” totaled $12 million. Amounts reversed from investment revenue for available-for-sale securities were immaterial.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2020
Obligations of states, municipalities, and political subdivisions	$2	$—	$—	$—	$2	$—
Commercial paper	19	—	—	—	19	—
Non-U.S. government and government sponsored entities	1	—	—	—	1	—
Corporate debt	45	(1)	8	—	53	(1)
Mortgage-backed, asset-backed, and collateralized:
CMBS	8	—	—	—	8	—
CDO/ABS	17	(1)	—	—	17	(1)
Total	$92	$(2)	$8	$—	$100	$(2)

December 31, 2019*
U.S. government and government sponsored entities	$—	$—	$3	$—	$3	$—
Obligations of states, municipalities, and political subdivisions	29	(1)	4	—	33	(1)
Commercial paper	76	—	—	—	76	—
Non-U.S. government and government sponsored entities	19	—	14	—	33	—
Corporate debt	63	(1)	13	—	76	(1)
Mortgage-backed, asset-backed, and collateralized:
RMBS	45	—	—	—	45	—
CMBS	15	—	7	—	22	—
CDO/ABS	14	—	—	—	14	—
Total	$261	$(2)	$41	$—	$302	$(2)

* The balances reported as of December 31, 2019 are not subject to ASU 2016-13 which was adopted on January 1, 2020 and continue to be reported under ASC 320, Investments – Debt and Equity Securities.

On a lot basis, we had 148 and 398 investment securities in an unrealized loss position at December 31, 2020 and 2019, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at December 31, 2020, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of December 31, 2020, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During 2020, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities during 2020.

Prior to the adoption of ASU 2016-13, other-than-temporary impairment losses, primarily on corporate debt, in investment revenues were immaterial during 2019 and 2018. There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during 2019 and 2018.

The proceeds of available-for-sale securities sold or redeemed totaled $259 million, $284 million, and $341 million during 2020, 2019, and 2018, respectively. The net realized gains and losses were immaterial during 2020, 2019, and 2018.

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2020 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$152	$150
Due after 1 year through 5 years	607	570
Due after 5 years through 10 years	557	509
Due after 10 years	180	159
Mortgage-backed, asset-backed, and collateralized securities	351	340
Total	$1,847	$1,728

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $604 million and $633 million at December 31, 2020 and 2019, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)
December 31,	2020	2019

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	1	1
Corporate debt	17	24
Mortgage-backed, asset-backed, and collateralized bonds	17	15
Total bonds	35	40
Preferred stock *	13	19
Common stock *	27	26
Other long-term investments	—	1
Total	$75	$86
* We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held were immaterial at December 31, 2020. Net unrealized gains were $6 million and net unrealized losses were $7 million on other securities held at December 31, 2019 and 2018, respectively. Net realized gains and losses on other securities sold or redeemed were immaterial during 2020, 2019, and 2018.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

8. Goodwill and Other Intangible Assets

GOODWILL

The carrying amount of goodwill totaled $1.4 billion at December 31, 2020 and 2019. We did not record any impairments to goodwill during 2020, 2019 and 2018.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2020
Customer relationships	$223	$(194)	$29
Trade names	220	—	220
Value of business acquired (“VOBA”)	105	(74)	31
Licenses	25	—	25
Other	13	(12)	1
Total	$586	$(280)	$306

December 31, 2019
Customer relationships	$223	$(160)	$63
Trade names	220	—	220
VOBA	105	(71)	34
Licenses	25	—	25
Other	13	(12)	1
Total	$586	$(243)	$343
Amortization expense totaled $37 million in 2020, $39 million in 2019, and $43 million in 2018. The estimated aggregate amortization of other intangible assets for each of the next five years is reflected in the table below.

(dollars in millions)	Estimated Aggregate Amortization Expense

2021	$32
2022	3
2023	3
2024	3
2025	2

9. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2020		December 31, 2019
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$17,628	$19,278	$17,040	$18,332
Junior subordinated debt	172	148	172	177
Total	$17,800	$19,426	$17,212	$18,509

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2020	2019	2018	2020	2019

Senior debt	5.68%	5.90%	5.64%	5.70%	5.85%
Junior subordinated debt	5.64	8.68	8.13	4.09	7.65
Total	5.68	5.93	5.66	5.68	5.87

Principal maturities of long-term debt (excluding projected repayments on securitizations by period) by type of debt at December 31, 2020 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.95%-6.94%	4.00%-8.88%	1.99%

2021	$—	$635	$—	$635
2022	—	992	—	992
2023	—	1,175	—	1,175
2024	—	1,300	—	1,300
2025	—	1,835	—	1,835
2026-2067	—	3,999	350	4,349
Securitizations (c)	7,821	—	—	7,821
Total principal maturities	$7,821	$9,936	$350	$18,107

Total carrying amount	$7,789	$9,839	$172	$17,800
Debt issuance costs (d)	(30)	(87)	—	(117)
(a) Pursuant to the Base Indenture, the Supplemental Indentures and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at December 31, 2020.
(c) Securitizations are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At December 31, 2020, there were no amounts drawn under our revolving conduit facilities. See Note 10 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $33 million at December 31, 2020 and are reported in “Other assets.”

2020 DEBT ISSUANCES AND REDEMPTIONS

8.875% Senior Notes Due 2025 Offering

On May 14, 2020, OMFC issued a total of $600 million aggregate principal amount of 8.875% Senior Notes due 2025 under the Base Indenture, as supplemented by the Tenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

Redemption of 8.25% Senior Notes Due 2020

On June 29, 2020, OMFC issued a notice of full redemption of its 8.25% Senior Notes due 2020. On July 29, 2020, OMFC paid an aggregate amount of $1.0 billion, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized a $35 million net loss on repurchases and repayments of debt for the year ended December 31, 2020.

4.00% Senior Notes Due 2030 Offering

On December 17, 2020, OMFC issued a total of $850 million aggregate principal amount of 4.00% Senior Notes due 2030 under the Base Indenture, as supplemented by the Eleventh Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

Redemption of 7.75% Senior Notes Due 2021

On December 9, 2020, OMFC issued a notice of full redemption of its 7.75% Senior Notes due 2021. On January 8, 2021, OMFC paid a net aggregate amount of $681 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we will recognize $47 million of net loss on repurchases and repayments of debt in the first quarter of 2021.

DEBT COVENANTS

OMFC Debt Agreements

The debt agreements to which OMFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. Some or all of these agreements also contain certain restrictions, including (i) restrictions on the ability to create senior liens on property and assets in connection with any new debt financings and (ii) OMFC’s ability to sell or convey all or substantially all of its assets, unless the transferee assumes OMFC’s obligations under the applicable debt agreement. In addition, the OMH guarantees of OMFC’s long-term debt discussed above are subject to customary release provisions.

With the exception of OMFC’s junior subordinated debenture, none of our debt agreements requires OMFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty, may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of December 31, 2020, OMFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, OMFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by OMFC. OMFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 1.99% as of December 31, 2020. On December 30, 2013, OMH entered into a guaranty agreement whereby it agreed to fully and unconditionally guarantee, on a junior subordinated basis, the payment of principle of, premium (if any), and interest on the Junior Subordinated Debenture.

Pursuant to the terms of the Junior Subordinated Debenture, OMFC, upon the occurrence of a mandatory trigger event, is required to defer interest payments to the holders of the Junior Subordinated Debenture (and not make dividend payments) unless OMFC obtains non-debt capital funding in an amount equal to all accrued and unpaid interest on the Junior Subordinated Debenture otherwise payable on the next interest payment date and pays such amount to the holders of the Junior Subordinated Debenture. A mandatory trigger event occurs if OMFC’s (i) tangible equity to tangible managed assets is less than 5.5% or (ii) average fixed charge ratio is not more than 1.10x for the trailing four quarters.

Based upon OMFC’s financial results for the 12 months ended December 31, 2020, a mandatory trigger event did not occur with respect to the interest payment due in January of 2021, as OMFC was in compliance with both required ratios discussed above.

10. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and revolving conduit transactions. We have determined that OMFC or OMFH is the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings. OMFC or OMFH is deemed to be the primary beneficiary of each VIE because OMFC or OMFH, as applicable, has the ability to direct the activities of the VIE that most significantly impact its economic performance, including the losses it absorbs and its right to receive economic benefits that are potentially significant. Such ability arises from OMFC’s or OMFH’s and their affiliates’ contractual right to service the finance receivables securing the VIEs’ debt obligations. To the extent we retain any debt obligation or residual interest in an asset-backed financing facility, we are exposed to potentially significant losses and potentially significant returns.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)
December 31,	2020	2019

Assets
Cash and cash equivalents	$2	$4
Net finance receivables	8,772	8,428
Allowance for finance receivable losses	1,085	340
Restricted cash and restricted cash equivalents	441	400
Other assets	33	29

Liabilities
Long-term debt	$7,789	$7,643
Other liabilities	15	15

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $338 million in 2020, $326 million in 2019, and $341 million in 2018.

SECURITIZED BORROWINGS

Each of our securitizations contains a revolving period ranging from two to seven years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

REVOLVING CONDUIT FACILITIES

We had access to 13 revolving conduit facilities with a total maximum borrowing capacity of $7.2 billion as of December 31, 2020. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of December 31, 2020. Amounts drawn on these facilities are collateralized by our personal loans.

At December 31, 2020, no amounts were drawn under these facilities.

11. Insurance

Our insurance business is conducted through our wholly-owned insurance subsidiaries, American Health and Life Insurance Company ("AHL") and Triton Insurance Company ("Triton"). AHL is a life and health insurance company licensed in 49 states, the District of Columbia, and Canada to write credit life, credit disability, and non-credit insurance products. Triton is a property and casualty insurance company licensed in 50 states, the District of Columbia, and Canada to write credit involuntary unemployment, credit disability, and collateral protection insurance. As part of our continuing integration efforts in connection with the OneMain Acquisition, we sold all of the issued and outstanding shares of our former insurance subsidiaries, Merit Life Insurance Co. (“Merit”) and Yosemite Insurance Company (“Yosemite”) during the 2019 and 2018 periods, respectively.

INSURANCE RESERVES

Components of our insurance reserves were as follows:

(dollars in millions)
December 31,	2020	2019*

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$662	$712
Claim reserves	109	81
Subtotal (a)	771	793
Payable to third-party beneficiaries (b)	236	246
Non-finance receivable related (b)	385	403
Total	$1,392	$1,442
* The 2019 presentation has been conformed to the 2020 presentation.
(a) Reported as a contra-asset to net finance receivables.
(b) Reported in insurance claims and policyholder liabilities.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $338 million and $369 million at December 31, 2020 and 2019, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $66 million and $71 million at December 31, 2020 and 2019, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

(dollars in millions)
At or for the Years Ended December 31,	2020	2019	2018

Balance at beginning of period	$117	$117	$154
Less reinsurance recoverables	(4)	(4)	(23)
Net balance at beginning of period	113	113	131
Additions for losses and loss adjustment expenses incurred to:
Current year	272	200	199
Prior years *	(11)	(15)	(10)
Total	261	185	189
Reductions for losses and loss adjustment expenses paid related to:
Current year	(161)	(121)	(118)
Prior years	(67)	(64)	(69)
Total	(228)	(185)	(187)
Foreign currency translation adjustment	(1)	—	(1)
Net balance at end of period	145	113	132
Plus reinsurance recoverables	3	4	4
Less transfer of reserves	—	—	(19)
Balance at end of period	$148	$117	$117
* Reflects a redundancy in the prior years’ net reserves of $11 million, $15 million, and $10 million at December 31, 2020, 2019, and 2018, respectively, primarily due to net favorable developments of term life, credit life, and credit disability during 2020, and favorable developments of credit life, disability, and unemployment claims during 2019 and 2018.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2020, were as follows:

	Years Ended December 31,					At December 31, 2020
(dollars in millions)	2016 (a)	2017 (a)	2018 (a)	2019 (a)	2020	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2016	$138	$135	$133	$131	$131	$—	50,207	2.7%
2017	—	136	129	125	125	2	43,948	2.4%
2018	—	—	146	135	134	9	42,852	2.2%
2019	—	—	—	155	150	22	45,189	2.0%
2020	—	—	—	—	226	97	59,996	2.7%
Total					$766
(a) Unaudited.
(b) Includes expected development on reported claims.
(c) Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2020, were as follows:

	Years Ended December 31,
(dollars in millions)	2016 *	2017 *	2018*	2019*	2020
Credit Insurance
Accident Year
2016	$74	$113	$124	$129	$131
2017	—	75	108	118	122
2018	—	—	82	116	125
2019	—	—	—	88	129
2020	—	—	—	—	129
Total					$636

All outstanding liabilities before 2016, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$130
* Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2020

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$130
Other short-duration insurance lines	2
Total	132

Insurance lines other than short-duration	16
Total gross liability for unpaid claims and claim adjustment expense	$148

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure.

There have been no significant changes in methodologies or assumptions during 2020.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2020, were as follows:

Years	1	2	3	4	5
Credit insurance*	58.5%	27.1%	7.7%	4.0%	1.3%
* Unaudited.

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

Statutory net income (loss) for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Property and casualty:
Triton	$(7)	$16	$18

Life and health:
Merit	$—	$—	$53
AHL	114	56	32

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2020	2019

Property and casualty:
Triton	$137	$144

Life and health:
AHL	261	192

Our insurance companies are also subject to risk-based capital requirements adopted by the Texas DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2020 and 2019, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

DIVIDEND RESTRICTIONS

Our insurance subsidiaries are subject to domiciliary state regulations that limit their ability to pay dividends. Our previously owned insurance subsidiaries, Merit and Yosemite, were domiciled in Indiana, with Merit redomesticating to Texas on January 28, 2019. AHL and Triton are domiciled in Texas. State law restricts the amounts that our insurance subsidiaries may pay as dividends without prior notice to the state of domicile DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the state of domicile DOI. The maximum ordinary dividends for an Indiana or Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the state of domicile DOI. These approved dividends are called “extraordinary dividends.”

Ordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2020	2019	2018

AHL	$48	$—	$34
Merit	—	—	37

Extraordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Triton	$—	$—	$70
Merit	—	140	—
Yosemite	—	—	42

12. Capital Stock and Earnings Per Share (OMH Only)

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

During the first quarter of 2020, the OMH Board of Directors approved a stock repurchase program, which allows us to repurchase up to $200 million of OMH’s outstanding common stock with no stated expiration. On March 20, 2020, OMH temporarily suspended its stock repurchase program. OMH retains the right to reinstate the stock repurchase program as circumstances change.

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

Par value and shares authorized at December 31, 2020 were as follows:

	OMH		OMFC
	Preferred Stock *	Common Stock	Special Stock	Common Stock

Par value	$0.01	$0.01	$—	$0.50
Shares authorized	300,000,000	2,000,000,000	25,000,000	25,000,000
* No shares of OMH preferred stock or OMFC special stock were issued and outstanding at December 31, 2020 or 2019.

Changes in OMH shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2020	2019	2018

Balance at beginning of period	136,101,156	135,832,278	135,349,638
Common shares issued	272,266	268,878	482,640
Common shares retired	(2,031,698)	—	—
Balance at end of period	134,341,724	136,101,156	135,832,278

OMFC shares issued and outstanding were as follows:

	Special Stock		Common Stock
	2020	2019	2020	2019

Shares issued and outstanding	—	—	10,160,021	10,160,021

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2020	2019	2018

Numerator (basic and diluted):
Net income	$730	$855	$447
Denominator:
Weighted average number of shares outstanding (basic)	134,716,012	136,070,837	135,702,989
Effect of dilutive securities *	203,246	256,074	331,154
Weighted average number of shares outstanding (diluted)	134,919,258	136,326,911	136,034,143
Earnings per share:
Basic	$5.42	$6.28	$3.29
Diluted	$5.41	$6.27	$3.29
* We have excluded weighted-average unvested restricted stock units totaling 231,125, 270,955, and 287,506 for 2020, 2019, and 2018, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of potentially dilutive shares outstanding during the period using the treasury stock method. The potentially dilutive shares represent outstanding unvested restricted stock units (“RSUs”) and restricted stock awards (“RSAs”).

13. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities *	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2020
Balance at beginning of period	$41	$3	$—	$44
Other comprehensive income (loss) before reclassifications	51	(2)	2	51
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	(1)
Balance at end of period	$91	$1	$2	$94

Year Ended December 31, 2019
Balance at beginning of period	$(28)	$(3)	$(3)	$(34)
Other comprehensive income before reclassifications	68	6	3	77
Reclassification adjustments from accumulated other comprehensive income	1	—	—	1
Balance at end of period	$41	$3	$—	$44

Year Ended December 31, 2018
Balance at beginning of period	$4	$4	$3	$11
Other comprehensive loss before reclassifications	(35)	(4)	(9)	(48)
Reclassification adjustments from accumulated other comprehensive income	1	—	—	1
Impact of AOCI reclassification due to the Tax Act	2	(3)	3	2
Balance at end of period	$(28)	$(3)	$(3)	$(34)
* There were no amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the year ended December 31, 2020.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the years ended December 31, 2020, 2019, and 2018.

14. Income Taxes

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

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2020, the Company had no undistributed foreign earnings.

Components of income before income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Income before income tax expense - U.S. operations	$973	$1,082	$610
Income before income tax expense - foreign operations	4	16	14
Total	$977	$1,098	$624

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Current:
Federal	$235	$205	$131
Foreign	9	3	3
State	45	34	20
Total current	289	242	154

Deferred:
Federal	(43)	15	15
State	1	(14)	8
Total deferred	(42)	1	23
Total	$247	$243	$177

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands.

OMH's reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2020	2019	2018

Statutory federal income tax rate	21.00%	21.00%	21.00%

State income taxes, net of federal	3.52	3.49	3.65
Change in valuation allowance	0.08	(2.07)	—
Nondeductible compensation	0.25	0.13	3.85
Other, net	0.48	(0.39)	(0.13)
Effective income tax rate	25.33%	22.16%	28.37%

OMFC's reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2020	2019	2018

Statutory federal income tax rate	21.00%	21.00%	21.00%

State income taxes, net of federal	3.52	3.49	3.68
Change in valuation allowance	0.08	(2.06)	—
Nondeductible compensation	0.25	0.13	3.73
Other, net	0.48	(0.29)	(0.06)
Effective income tax rate	25.33%	22.27%	28.35%
The higher effective income tax rate in 2020 as compared to 2019 is primarily due to the release of the valuation allowance against certain state deferred taxes in 2019. The lower effective income tax rate in 2019 as compared to 2018 is primarily due to the release of the valuation allowance against certain state deferred taxes in 2019 and the effect of discrete tax expense for non-deductible compensation in 2018.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2020	2019	2018

Balance at beginning of year	$12	$17	$15
Increases in tax positions for current years	2	2	—
Increases in tax positions for prior years	—	2	8
Lapse in statute of limitations	(4)	(3)	(6)
Settlements with tax authorities	—	(6)	—
Balance at end of year	$10	$12	$17

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest and penalties related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

We are under examination by various states for the years 2014 to 2018. Management believes it has adequately provided for taxes for such years.

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2020	2019

Deferred tax assets:
Allowance for loan losses	$568	$210
Net operating losses and tax credits	30	33
Insurance reserves	19	31
Pension/employee benefits	15	16
Mark-to-market	—	10
Tax interest adjustment	2	7
Acquisition costs	5	6
Other	26	9
Total	$665	$322

Deferred tax liabilities:
Goodwill	$120	$97
Debt fair value adjustment	46	52
Deferred loan fees	21	19
Mark-to-market	2	—
Fair value of equity and securities investments	27	12
Fixed assets	15	8
Discount - debt exchange	2	5
Other	5	4
Total	$238	$197

Net deferred tax assets before valuation allowance	$427	$125
Valuation allowance	(22)	(21)
Net deferred tax assets	$405	$104

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets. The increase in net deferred tax asset of $301 million was primarily due to the tax effect of the increase in the allowance for finance receivable losses from both the adoption of ASU 2016-13 on January 1, 2020 and the current period activity. See Note 6 for further information on the increase in allowance. The increase was partly offset by tax amortization of goodwill.

At December 31, 2020, we had state net operating loss carryforwards of $451 million compared to $551 million at December 31, 2019. The state net operating loss carryforwards mostly expire between 2025 and 2040, except for some states which conform to the federal rules for indefinite carryforward. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit, of $19 million and $18 million at December 31, 2020 and 2019, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

During 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law. Among other things, the provisions of these laws relate to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. We do not anticipate the CARES Act or the CAA will have a material impact on our consolidated financial statements. We will continue to monitor legislative developments related to the COVID-19 pandemic.

15. Leases and Contingencies

LEASES

Our operating leases primarily consist of leased office space, automobiles, and information technology equipment and have remaining lease terms of one year to ten years.

Our operating right-of-use asset and liability balances were $153 million and $165 million, respectively, at December 31, 2020 and $163 million and $176 million, respectively, at December 31, 2019.

At December 31, 2020, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2021	$59
2022	48
2023	32
2024	20
2025	12
Thereafter	8
Total lease payments	179
Imputed interest	(14)
Total	$165

Weighted Average Remaining Lease Term	3.8 years
Weighted Average Discount Rate	3.81%

Operating lease cost and variable lease cost, which are recorded in other operating expenses, for the years ended December 31, 2020 and 2019, were as follows:

(dollars in millions)
December 31,	2020	2019

Operating lease cost	$63	$61
Variable lease cost	15	16
Total	78	77

Our sublease income was immaterial for 2020 and 2019.

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

16. Retirement Benefit Plans

DEFINED CONTRIBUTION PLAN

The Company sponsors a voluntary defined contribution plan to eligible employees of the Company.

OneMain 401(k) Plan

The OneMain 401(k) Plan (the “401(k) Plan”), previously known as the Springleaf Financial Services 401(k) Plan, provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees for 2020, 2019, and 2018. The salaries and benefits expense associated with this plan was $18 million in 2020 and $17 million in 2019 and 2018.

In addition, the Company may make a discretionary profit sharing contribution to the 401(k) Plan. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In no event, however, will the discretionary profit sharing contribution exceed 4% of annual pay. The Company did not make any discretionary profit sharing contributions to the 401(k) Plan in 2020, 2019, or 2018.

DEFINED BENEFIT PLANS

Springleaf Financial Services Retirement Plan

The Springleaf Financial Services Retirement Plan (the “Springleaf Retirement Plan”) is a qualified non-contributory defined benefit plan, which is subject to the provisions of Employee Retirement Income Security Act of 1974 (“ERISA”). Effective December 31, 2012, the Springleaf Retirement Plan was frozen with respect to both benefits accrual and new participation. U.S. salaried employees who were employed by a participating company, had attained age 21, and completed twelve months of continuous service were eligible to participate in the plan. Employees generally vested after 5 years of service. Prior to January 1, 2013, unreduced benefits were paid to retirees at normal retirement (age 65) and were based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Our current and former employees will not lose any vested benefits in the Springleaf Retirement Plan that accrued prior to January 1, 2013.

CommoLoCo Retirement Plan

The CommoLoCo Retirement Plan is a qualified non-contributory defined benefit plan, which is subject to the provisions of ERISA and the Puerto Rico tax code. Effective December 31, 2012, the CommoLoCo Retirement Plan was frozen. Puerto Rican residents employed by CommoLoCo, Inc., our Puerto Rican subsidiary, who had attained age 21 and completed one year of service, were eligible to participate in the plan. Our former employees in Puerto Rico will not lose any vested benefits in the CommoLoCo Retirement Plan that accrued prior to January 1, 2013.

Unfunded Defined Benefit Plans

We sponsor unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by our other retirement plans. These include: (i) the Springleaf Financial Services Excess Retirement Income Plan (the “Excess Retirement Income Plan”), which provides a benefit equal to the reduction in benefits payable to certain employees under our qualified retirement plan as a result of federal tax limitations on compensation and benefits payable; and (ii) the Supplemental Executive Retirement Plan (“SERP”), which provides additional retirement benefits to designated executives. Benefits under the Excess Retirement Income Plan were frozen as of December 31, 2012, and benefits under the SERP were frozen at the end of August 2004.

OBLIGATIONS AND FUNDED STATUS

The following table presents the funded status of the defined benefit pension plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation.

(dollars in millions)	Pension
At or for the Years Ended December 31,	2020	2019	2018

Projected benefit obligation, beginning of period	$364	$320	$354
Interest cost	10	12	11
Actuarial loss (gain) (a)	42	47	(30)
Benefits paid:
Plan assets	(15)	(15)	(15)
Projected benefit obligation, end of period (b)	401	364	320

Fair value of plan assets, beginning of period	363	308	341
Actual return on plan assets, net of expenses	56	69	(19)
Company contributions	1	1	1
Benefits paid:
Plan assets	(15)	(15)	(15)
Fair value of plan assets, end of period (b)	405	363	308
Funded status, end of period	$4	$(1)	$(12)

Other assets (other liabilities) recognized in the consolidated balance sheet	$4	$(1)	$(12)

Pretax net gain (loss) recognized in accumulated other comprehensive income (loss)	$3	$4	$(3)
(a) For the years ended December 31, 2020, 2019, and 2018, the actuarial gains or losses were primarily due to year-over-year fluctuations in discount rates used to calculate the present value of benefit obligations for the defined benefit plans. Adoption of updated mortality assumptions had additional impacts on calculation of gains or losses as did the implementation of refined plan demographic assumptions at December 31, 2019.

(b) Includes three underfunded benefit plans, for which the aggregate projected benefit obligation and accumulated benefit obligation exceeded the related plan assets by $14 million, $13 million, and $14 million at December 31, 2020, 2019, and 2018, respectively.

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)	Pension
Years Ended December 31,	2020	2019	2018

Components of net periodic benefit cost:
Interest cost	$10	$12	$11
Expected return on assets	(15)	(15)	(18)
Net periodic benefit cost	(5)	(3)	(7)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	2	(7)	7
Total recognized in other comprehensive income or loss	2	(7)	7

Total recognized in net periodic benefit cost and other comprehensive income	$(3)	$(10)	$—

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension
December 31,	2020	2019

Projected benefit obligation:
Discount rate	2.30%	3.08%

Net periodic benefit costs:
Discount rate	3.08%	4.12%
Expected long-term rate of return on plan assets	4.28%	5.03%

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted FTSE Pension Discount Curve at December 31, 2020 and December 31, 2019, and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

At December 31, 2020, the actual asset allocation for the primary asset classes was 94% in fixed income securities, 5% in equity securities, and 1% in cash and cash equivalents. The 2021 target asset allocation for the primary asset classes is 94% in fixed income securities and 6% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 4.3% for the Springleaf Retirement Plan and 5.3% for the CommoLoCo Retirement Plan for 2020. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term, and thus, not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2020 are as follows:

(dollars in millions)	Pension

2021	$17
2022	16
2023	17
2024	17
2025	17
2026-2030	90

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

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2020
Assets:
Cash and cash equivalents	$4	$—	$—	$4
Equity securities:
U.S. (a)	2	—	—	2
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	45	307	—	352
U.S. high yield (d)	—	4	—	4
Total	$52	$311	$—	$363
Investments measured at NAV (e)				42
Total investments at fair value				$405

December 31, 2019
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	1	—	—	1
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	49	290	—	339
U.S. high yield (d)	—	5	—	5
Total	$54	$295	$—	$349
Investments measured at NAV (e)				14
Total investments at fair value				$363
(a) Includes index mutual funds that primarily track several indices, including S&P 500 and S&P 600, in addition to other actively managed accounts, comprised of investments in small cap and large cap companies.

(b) Includes investment mutual funds in companies in emerging and developed markets.

(c) Includes investment mutual funds in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d) Includes investment mutual funds in securities or debt obligations that have a rating below investment grade.

(e) We have elected the practical expedient to exclude certain investments that were measured at net asset value ("NAV") per share (or equivalent) from the fair value hierarchy.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

17. Share-Based Compensation

ONEMAIN HOLDINGS, INC. AMENDED 2013 OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (the “Omnibus Plan”). As of December 31, 2020, 13,139,204 shares of common stock were reserved for issuance under the Omnibus Plan, including 714,193 shares subject to outstanding equity awards. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs, RSAs, stock appreciation rights, and other stock-based awards and cash awards.

Total share-based compensation expense, net of forfeitures, for all equity-based awards totaled $15 million, $13 million, and $21 million during 2020, 2019, and 2018, respectively. The total income tax benefit recognized for stock-based compensation was $4 million, $3 million, and $6 million in 2020, 2019, and 2018, respectively. As of December 31, 2020, there was total unrecognized compensation expense of $15 million related to unvested stock-based awards that are expected to be recognized over a weighted average period of less than two years.

Service-based Awards

OMH has granted service-based RSUs to certain non-employee directors, executives and employees. The RSUs are granted with varying service terms of one year to five years and do not provide the holders with any rights as shareholders, except with respect to dividend equivalents. The grant date fair value for RSUs is generally the closing market price of OMH’s common stock on the date of the award.

Expense for service-based awards is amortized on a straight-line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2020, 2019, and 2018, was $39.86, $30.10, and $31.55, respectively. The total fair value of service-based awards that vested during 2020, 2019, and 2018 was $15 million, $12 million, and $23 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2020	469,014	$34.52
Granted	398,207	39.86
Vested	(409,602)	37.61
Forfeited	(34,151)	29.27
Unvested at December 31, 2020	423,468	37.09	0.95

Performance-based Awards

During 2020, 2019 and 2018, OMH awarded certain executives performance-based awards that may be earned based on the financial performance of OMH. These awards are subject to the achievement of performance goals during a one-year period or a cumulative three-year period. The awards are considered earned after the attainment of the performance goal, which occurs after the performance period when results have been evaluated and approved by the committee of the OMH Board of Directors, which oversees OMH's compensation programs (the "Compensation Committee"), and vest according to their certain terms and conditions.

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

The weighted average grant date fair value of performance-based awards issued in 2020, 2019, and 2018 was $42.86, $31.86, and $24.98, respectively. The total fair value of performance-based awards that vested was immaterial during 2020, 2019, and 2018.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2020	190,614	$31.05
Granted	127,935	42.86
Vested	(3,250)	30.00
Forfeited	(24,574)	31.40
Unvested at December 31, 2020	290,725	36.23	1.61

Cash-settled Stock-based Awards

OMH has granted cash-settled stock-based awards to certain executives. These awards are granted with vesting conditions relating to the trading price of OMH's common stock and the portion of OMH's common stock owned by stockholders other than the Apollo-Värde Group, and certain other terms and conditions. The awards provide for the right to accrue cash dividend equivalents. Upon achievement, these awards would be settled in cash. The grant date fair value of the cash-settled stock-based awards was zero because the satisfaction of the required event-based performance conditions were not considered probable as of the grant dates. Vesting of the cash-settled stock-based awards was not considered probable as of December 31, 2020.

INCENTIVE UNITS

SFH Incentive Units

In connection with the sale of OMH's common stock by SFH in 2018, as described in Note 1 of the Notes to the Consolidated Financial Statements, certain specified thresholds were satisfied. In accordance with ASC 710, Compensation-General, we recorded non-cash incentive compensation expense of $106 million related to the Apollo-Värde Transaction and $4 million related to the AIG Share Sale Transaction with a capital contribution offset. Under both of these transactions, the impacts to the Company were non-cash, equity neutral, and not tax deductible. No expense was recognized for these awards during 2020 or 2019.

18. Segment Information

At December 31, 2020, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

The "Segment to GAAP Adjustment” column in the following tables primarily consists of:
•Interest income - reverses the impact of premiums/discounts on purchased finance receivables and the interest income recognition under guidance in ASC 310-20, Nonrefundable Fees and Other Costs, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, prior to the adoption of ASU 2016-13 on January 1, 2020, and reestablishes interest income recognition on a historical cost basis;
•Interest expense - reverses the impact of premiums/discounts on acquired long-term debt and reestablishes interest expense recognition on a historical cost basis;
•Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis leveraging historical TDR receivables and reverses the impact of recognition of net charge-offs on purchased credit impaired finance receivables, prior to the adoption of ASU 2016-13 on January 1, 2020, and reestablishes the net charge-offs on a historical cost basis;
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

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2020
Interest income	$4,353	$6	$9	$4,368
Interest expense	1,007	4	16	1,027
Provision for finance receivable losses	1,313	—	6	1,319
Net interest income after provision for finance receivable losses	2,033	2	(13)	2,022
Other revenues	515	13	(2)	526
Other expenses	1,527	24	20	1,571
Income (loss) before income tax expense (benefit)	$1,021	$(9)	$(35)	$977

Assets	$20,376	$57	$2,038	$22,471

At or for the Year Ended December 31, 2019
Interest income	$4,114	$9	$4	$4,127
Interest expense	947	5	18	970
Provision for finance receivable losses	1,105	—	24	1,129
Net interest income after provision for finance receivable losses	2,062	4	(38)	2,028
Other revenues *	600	32	(10)	622
Other expenses	1,494	39	19	1,552
Income (loss) before income tax expense (benefit)	$1,168	$(3)	$(67)	$1,098

Assets	$20,705	$77	$2,035	$22,817

At or for the Year Ended December 31, 2018
Interest income	$3,677	$17	$(36)	$3,658
Interest expense	844	17	14	875
Provision for finance receivables losses	1,047	(5)	6	1,048
Net interest income after provision for finance receivable losses	1,786	5	(56)	1,735
Other revenues *	495	27	52	574
Other expenses	1,494	163	28	1,685
Income (loss) before income tax expense (benefit)	$787	$(131)	$(32)	$624

Assets	$17,893	$120	$2,077	$20,090
* Other revenues in Other include the gains on the February 2019 Real Estate Loan Sale and the December 2018 Real Estate Loan Sale, as well as the impairment adjustments on the remaining loans in held for sale in 2019 and 2018, respectively.

19. Fair Value Measurements

The fair value of a financial instrument is the amount that would be expected to be received if an asset were to be sold or the amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange, traded over-the-counter, or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions. See Note 3 for a discussion of the accounting policies related to fair value measurements, which includes the valuation process and the inputs used to develop our fair value measurements.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2020
Assets
Cash and cash equivalents	$2,255	$17	$—	$2,272	$2,272
Investment securities	44	1,870	8	1,922	1,922
Net finance receivables, less allowance for finance receivable losses	—	—	18,629	18,629	15,815
Restricted cash and restricted cash equivalents	451	—	—	451	451
Other assets *	—	2	60	62	62

Liabilities
Long-term debt	$—	$19,426	$—	$19,426	$17,800

December 31, 2019
Assets
Cash and cash equivalents	$1,159	$68	$—	$1,227	$1,227
Investment securities	45	1,835	4	1,884	1,884
Net finance receivables, less allowance for finance receivable losses	—	—	19,319	19,319	17,560
Restricted cash and restricted cash equivalents	405	—	—	405	405
Other assets *	—	—	84	84	74

Liabilities
Long-term debt	$—	$18,509	$—	$18,509	$17,212
*Other assets at December 31, 2020 and December 31, 2019 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2020
Assets
Cash equivalents in mutual funds	$2,018	$—	$—	$2,018
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Commercial paper	—	28	—	28
Non-U.S. government and government sponsored entities	—	146	—	146
Corporate debt	5	1,207	6	1,218
RMBS	—	215	—	215
CMBS	—	58	—	58
CDO/ABS	—	78	—	78
Total available-for-sale securities	5	1,836	6	1,847
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	16	1	17
CDO/ABS	—	17	—	17
Total bonds	—	34	1	35
Preferred stock	13	—	—	13
Common stock	26	—	1	27
Total other securities	39	34	2	75
Total investment securities	44	1,870	8	1,922
Restricted cash equivalents in mutual funds	441	—	—	441
Total	$2,503	$1,887	$8	$4,398

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2019
Assets
Cash equivalents in mutual funds	$775	$—	$—	$775
Cash equivalents in securities	—	68	—	68
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Certificates of deposit and commercial paper	—	91	—	91
Non-U.S. government and government sponsored entities	—	147	—	147
Corporate debt	5	1,093	—	1,098
RMBS	—	217	—	217
CMBS	—	57	—	57
CDO/ABS	—	85	—	85
Total available-for-sale securities	5	1,793	—	1,798
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	23	1	24
RMBS	—	1	—	1
CDO/ABS	—	12	2	14
Total bonds	—	37	3	40
Preferred stock	14	5	—	19
Common stock	26	—	—	26
Other long-term investments	—	—	1	1
Total other securities	40	42	4	86
Total investment securities	45	1,835	4	1,884
Restricted cash equivalents in mutual funds	403	—	—	403
Total	$1,223	$1,903	$4	$3,130

Due to the insignificant activity within the Level 3 assets during 2020 and 2019, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during 2020 and 2019.

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

Investment Securities

We utilize third-party valuation service providers to measure the fair value of our investment securities, which are classified as available-for-sale or other securities and consist primarily of bonds. Whenever available, we obtain quoted prices in active markets for identical assets at the balance sheet date to measure investment securities at fair value. We generally obtain market price data from exchange or dealer markets.

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

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, is determined using discounted cash flow methodologies. The application of these methodologies requires us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates made relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied is significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent limitations in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

Long-term Debt

We either receive fair value measurements of our long-term debt from market participants and pricing services or we estimate the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt.

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2020, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate revolving lines of credit to be equal to par.

20. Selected Quarterly Financial Data (Unaudited)

OMH's selected quarterly financial data for 2020 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$1,096	$1,089	$1,077	$1,106
Interest expense	246	255	271	255
Provision for finance receivable losses	134	231	423	531
Net interest income after provision	716	603	383	320
Other revenues	137	101	148	141
Other expenses	377	363	413	418
Income before income taxes	476	341	118	43
Income taxes	117	91	29	11
Net income	$359	$250	$89	$32

Earnings per share:
Basic	$2.67	$1.86	$0.66	$0.24
Diluted	2.67	1.86	0.66	0.24
Note: Year-to-Date may not sum due to rounding

OMH's selected quarterly financial data for 2019 was as follows:

(dollars in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$1,107	$1,065	$1,000	$956
Interest expense	252	244	238	236
Provision for finance receivable losses	293	282	268	286
Net interest income after provision	562	539	494	434
Other revenues	162	156	156	148
Other expenses	380	398	394	380
Income before income taxes	344	297	256	202
Income taxes	83	49	62	50
Net income	$261	$248	$194	$152

Earnings per share:
Basic	$1.92	$1.82	$1.43	$1.12
Diluted	1.91	1.82	1.42	1.11
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

As of December 31, 2020, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of December 31, 2020 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMH's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMH's management concluded that OMH's internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements as of December 31, 2020 included in this Annual Report on Form 10-K, has also audited the effectiveness of OMH's internal control over financial reporting as of December 31, 2020. The Report of Independent Registered Public Accounting Firm is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of December 31, 2020, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of December 31, 2020 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMFC's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMFC's management concluded that OMFC's internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in OMH’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of OMH’s fiscal year-end (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12, other than the information regarding the Apollo-Värde Group margin loan agreements set forth below, is incorporated by reference to the information presented in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in the Proxy Statement.

Apollo-Värde Group Margin Loan Agreements

On December 16, 2019, the Apollo-Värde Group informed OMH that it had undertaken to pledge all of its 54,937,500 shares of OMH’s common stock pursuant to margin loan agreements and related documentation on a non-recourse basis. The Apollo-Värde Group further informed OMH that the loan to value ratio in connection with the loans on January 22, 2021 was equal to approximately 19%. The Apollo-Värde Group informed OMH that the margin loan agreements contain customary default provisions, and in the event of an event of default under the loan agreements, the lenders thereunder may foreclose upon any and all shares of OMH’s common stock pledged to them.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of OneMain Holdings, Inc. and OneMain Finance Corporation and their subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2020 and 2019

Consolidated Statements of Operations, years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows, years ended December 31, 2020, 2019, and 2018

Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3) Exhibits:

Exhibits are listed in the Exhibit Index below.

(b) Exhibits

The exhibits required to be included in this portion of Part IV - Item 15(b) are listed in the Exhibit Index to this report.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit
2.1*
Stock Purchase Agreement, dated as of March 2, 2015, by and between OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) and CitiFinancial Credit Company. Incorporated by reference to Exhibit 2.1 to OMH’s Current Report on Form 8-K filed on March 3, 2015.

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

2.5
Contribution Agreement, dated June 22, 2018, between OneMain Finance Corporation (formerly Springleaf Finance Corporation) and Springleaf Finance, Inc. Incorporated by reference to Exhibit 2.1 to SFC’s Current Report on Form 8-K filed on June 22, 2018.

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

3.3
Amended and Restated Articles of Incorporation of OneMain Finance Corporation (formerly Springleaf Finance Corporation), as amended to date. Incorporated by reference to Exhibit 3a. to SFC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011 (File No. 001-06155).

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

3.6
Amended and Restated By-laws of OneMain Finance Corporation (formerly Springleaf Finance Corporation), as amended to date. Incorporated by reference to Exhibit 3b. to SFC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011 (File No. 001-06155).

Certain instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.1
Junior Subordinated Indenture, dated as of January 22, 2007, from OneMain Finance Corporation (formerly Springleaf Finance Corporation) to Deutsche Bank Trust Company Americas, as Trustee. Incorporated by reference to Exhibit 4.2 to SFC’s (File No. 1-06155) Annual Report on Form 10-K for the period ended December 31, 2016, filed on February 21, 2017.

4.2
Indenture, dated as of September 24, 2013, between OneMain Finance Corporation (formerly Springleaf Finance Corporation) and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Springleaf Finance Corporation’s (File No. 1-06155) Current Report on Form 8-K filed on September 25, 2013.

Exhibit
4.3
Indenture, dated as of September 24, 2013, between OneMain Finance Corporation (formerly Springleaf Finance Corporation) and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.2 to Springleaf Finance Corporation’s (File No. 1-06155) Current Report on Form 8-K filed on September 25, 2013.

4.4
Indenture, dated as of December 3, 2014, by OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.), as Guarantor, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 3, 2014.

4.4.1
Third Supplemental Indenture, dated as of May 15, 2017, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 6.125% Senior Notes due 2022 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 15, 2017.

4.4.2
Fourth Supplemental Indenture, dated as of December 8, 2017, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 5.625% Senior Notes due 2023 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 8, 2017.

4.4.3
Fifth Supplemental Indenture, dated as of March 12, 2018, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 6.875% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 12, 2018.

4.4.4
Sixth Supplemental Indenture, dated as of May 11, 2018, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 7.125% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 11, 2018.

4.4.5
Seventh Supplemental Indenture, dated February 22, 2019, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 6.125% Senior Notes due 2024 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 22, 2019.

4.4.6
Eighth Supplemental Indenture, dated May 9, 2019, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 6.625% Senior Notes due 2028 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on May 9, 2019.

4.4.7
Ninth Supplemental Indenture, dated November 7, 2019, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 5.375% Senior Notes due 2026 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on November 7, 2019.

4.4.8
Tenth Supplemental Indenture, dated May 14, 2020, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 8.875% Senior Notes due 2025 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on May 14, 2020.

4.4.9
Eleventh Supplemental Indenture, dated as of December 17,2020, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 4.00% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on December 17, 2020.

4.5
Description of the registrant's securities registered pursuant to section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.5 to OMH’s Annual Report on Form 10-K filed on February 14, 2020.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to OMH’s Current Report on Form 8-K filed on June 25, 2018.

10.2**	OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, filed herewith as Exhibit 10.2.

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

10.2.4**	Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Non-Employees Directors), filed herewith as Exhibit 10.2.4.

10.2.5**	Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Employees), filed herewith as Exhibit 10.2.5.

10.2.5.1**	Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Employees), filed herewith as Exhibit 10.2.5.1.

10.2.6**	Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Performance), filed herewith as Exhibit 10.2.6.

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

10.8
Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) and OMH Holdings, L.P. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on June 25, 2018.

10.8.1
Joinder Agreement dated December 16, 2019 to the Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. and OMH Holdings, L.P. by OMH (ML), L.P. and V-OMH (ML) II, L.P. Incorporated by reference to Exhibit 10.8.1 to OMH’s Annual Report on Form 10-K filed on February 14, 2020.

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

10.13**
Letter Agreement by and between OneMain General Services Corporation and Rajive Chadha, dated June 4, Incorporated by reference to Exhibit 10.1 to OMH’s Quarterly Report on Form 8-K filed on April 29, 2020.

Exhibit
10.14
Consulting Agreement by and between OneMain Holdings, Inc., OneMain General Services Corporation, and John C. Anderson, dated February 13, 2020. Incorporated by reference to Exhibit 10.2 to OMH’s Quarterly Report on Form 8-K filed on April 29, 2020.

21.1	Subsidiaries of OneMain Holdings, Inc. and OneMain Finance Corporation

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of OneMain Holdings, Inc.

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of OneMain Finance Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.
31.3	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

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

OMH Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2021.

ONEMAIN HOLDINGS, INC.

By:	/s/	Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2021.

/s/	Douglas H. Shulman	/s/	Peter B. Sinensky
	Douglas H. Shulman		Peter B. Sinensky
(President, Chief Executive Officer, Chairman of the Board, and Director — Principal Executive Officer)		(Director)

/s/	Micah R. Conrad	/s/	Lisa Green Hall
	Micah R. Conrad		Lisa Green Hall
(Executive Vice President and Chief Financial Officer — Duly Authorized Officer and Principal Financial Officer)		(Director)

/s/	Michael A. Hedlund	/s/	Aneek S. Mamik
	Michael A. Hedlund		Aneek S. Mamik
(Senior Vice President and Group Controller — Principal Accounting Officer)		(Director)

/s/	Roy A. Guthrie	/s/	Valerie Soranno Keating
	Roy A. Guthrie		Valerie Soranno Keating
(Director)		(Director)

/s/	Matthew R. Michelini	/s/	Richard A. Smith
	Matthew R. Michelini		Richard A. Smith
(Director)		(Director)

OMFC Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2021.

ONEMAIN FINANCE CORPORATION
(Registrant)

By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2021.

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