Form 10-Q
period 2021-03-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2021-04-27
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2021

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At April 19, 2021, there were 134,477,096 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At April 19, 2021, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2020, filed with the SEC on February 9, 2021
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
ARPA	American Rescue Plan Act of 2021 signed into law on March 11, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2016-13	the accounting standard issued by FASB in June of 2016, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Base Indenture	OMFC Indenture, dated as of December 3, 2014
CAA	Consolidated Appropriations Act of 2021 signed into law on December 27, 2020
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
COVID-19	the global outbreak of a novel strain of coronavirus
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO score	a credit score created by Fair Isaac Corporation
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables	the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges
Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Other Notes
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation (formerly Springleaf Finance Corporation)

Term or Abbreviation	Definition

OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Financial Holdings, LLC, collectively with its subsidiaries
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Other Notes	collectively, the 8.25% Senior Notes due 2023, on a senior unsecured basis, and the Junior Subordinated Debenture, on a junior subordinated basis, issued by OMFC and guaranteed by OMH
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SFC	Springleaf Finance Corporation (effective as of July 1, 2020, SFC was renamed to OMFC)
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Springleaf	OMH and its subsidiaries (other than OneMain)
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Värde	Värde Partners, Inc.
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$1,301	$2,272
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.9 billion and $1.8 billion in 2021, respectively, and $1.8 billion and $1.7 billion in 2020, respectively)	1,951	1,922
Net finance receivables (includes loans of consolidated VIEs of $8.2 billion in 2021 and $8.8 billion in 2020)	17,564	18,084
Unearned insurance premium and claim reserves	(719)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.0 billion in 2021 and $1.1 billion in 2020)	(2,062)	(2,269)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,783	15,044
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $553 million in 2021 and $441 million in 2020)	571	451
Goodwill	1,422	1,422
Other intangible assets	296	306
Other assets	961	1,054
Total assets	$21,285	$22,471

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $7.4 billion in 2021 and $7.8 billion in 2020)	$16,789	$17,800
Insurance claims and policyholder liabilities	614	621
Deferred and accrued taxes	90	45
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2021 and $15 million in 2020)	484	564
Total liabilities	17,977	19,030
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 134,477,096 and 134,341,724 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,657	1,655
Accumulated other comprehensive income	80	94
Retained earnings	1,570	1,691
Total shareholders’ equity	3,308	3,441
Total liabilities and shareholders’ equity	$21,285	$22,471

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2021	2020

Interest income	$1,060	$1,106

Interest expense	235	255

Net interest income	825	851

Provision for finance receivable losses	(2)	531

Net interest income after provision for finance receivable losses	827	320

Other revenues:
Insurance	107	117
Investment	17	9
Net loss on repurchases and repayments of debt	(47)	—
Other	14	15
Total other revenues	91	141

Other expenses:
Salaries and benefits	189	199
Other operating expenses	150	151
Insurance policy benefits and claims	33	68
Total other expenses	372	418

Income before income taxes	546	43

Income taxes	133	11

Net income	$413	$32

Share Data:
Weighted average number of shares outstanding:
Basic	134,405,368	135,909,100
Diluted	134,807,165	136,138,677
Earnings per share:
Basic	$3.07	$0.24
Diluted	$3.06	$0.24

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Net income	$413	$32

Other comprehensive loss:
Net change in unrealized losses on non-credit impaired available-for-sale securities	(43)	(55)
Foreign currency translation adjustments	2	(10)
Other	23	—
Income tax effect:
Net change in unrealized losses on non-credit impaired available-for-sale securities	10	13
Foreign currency translation adjustments	—	2
Other	(6)	—
Other comprehensive loss, net of tax	(14)	(50)

Comprehensive income (loss)	$399	$(18)

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2021	$1	$1,655	$94	$1,691	$3,441
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive loss	—	—	(14)	—	(14)
Cash dividends (a)	—	—	—	(534)	(534)
Net income	—	—	—	413	413
Balance, March 31, 2021	$1	$1,657	$80	$1,570	$3,308

Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$4,330
Net impact of adoption of ASU 2016-13 (b)	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	3,502
Common stock repurchased and retired	—	(45)	—	—	(45)
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(50)	—	(50)
Cash dividends (a)	—	—	—	(388)	(388)
Net income	—	—	—	32	32
Balance, March 31, 2020	$1	$1,645	$(6)	$1,412	$3,052
(a) Cash dividends declared were $3.95 per share and $2.83 per share during the three months ended March 31, 2021 and 2020, respectively.

(b) As a result of the adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, on January 1, 2020, we recorded a one-time cumulative reduction to retained earnings, net of tax. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2016-13.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Cash flows from operating activities
Net income	$413	$32
Reconciling adjustments:
Provision for finance receivable losses	(2)	531
Depreciation and amortization	61	64
Deferred income tax charge (benefit)	59	(36)
Net loss on repurchases and repayments of debt	47	—
Share-based compensation expense, net of forfeitures	7	7
Other	(6)	12
Cash flows due to changes in other assets and other liabilities	(23)	(45)
Net cash provided by operating activities	556	565

Cash flows from investing activities
Net principal collections (originations) of finance receivables	217	(188)
Available-for-sale securities purchased	(146)	(132)
Available-for-sale securities called, sold, and matured	91	128
Other securities purchased	(688)	(4)
Other securities called, sold, and matured	681	6
Other, net	43	(6)
Net cash provided by (used for) investing activities	198	(196)

Cash flows from financing activities
Proceeds (expenses) from issuance of long-term debt, net of issuance costs	(1)	3,547
Repayment of long-term debt	(1,065)	(332)
Cash dividends	(534)	(387)
Common stock repurchased and retired	—	(45)
Withholding tax on share-based compensation	(5)	(6)
Net cash provided by (used for) financing activities	(1,605)	2,777

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(851)	3,146
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	2,723	1,632
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,872	$4,778

Supplemental cash flow information
Cash and cash equivalents	$1,301	$4,203
Restricted cash and restricted cash equivalents	571	575
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,872	$4,778

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$1,301	$2,272
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.9 billion and $1.8 billion in 2021, respectively, and $1.8 billion and $1.7 billion in 2020, respectively)	1,951	1,922
Net finance receivables (includes loans of consolidated VIEs of $8.2 billion in 2021 and $8.8 billion in 2020)	17,564	18,084
Unearned insurance premium and claim reserves	(719)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.0 billion in 2021 and $1.1 billion in 2020)	(2,062)	(2,269)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	14,783	15,044
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $553 million in 2021 and $441 million in 2020)	571	451
Goodwill	1,422	1,422
Other intangible assets	296	306
Other assets	961	1,054
Total assets	$21,285	$22,471

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $7.4 billion in 2021 and $7.8 billion in 2020)	$16,789	$17,800
Insurance claims and policyholder liabilities	614	621
Deferred and accrued taxes	92	47
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2021 and $15 million in 2020)	484	563
Total liabilities	17,979	19,031
Contingencies (Note 12)

Shareholder's equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2021 and December 31, 2020	5	5
Additional paid-in capital	1,901	1,899
Accumulated other comprehensive income	80	94
Retained earnings	1,320	1,442
Total shareholder's equity	3,306	3,440
Total liabilities and shareholder's equity	$21,285	$22,471

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Interest income	$1,060	$1,106

Interest expense	235	255

Net interest income	825	851

Provision for finance receivable losses	(2)	531

Net interest income after provision for finance receivable losses	827	320

Other revenues:
Insurance	107	117
Investment	17	9
Net loss on repurchases and repayments of debt	(47)	—
Other	14	15
Total other revenues	91	141

Other expenses:
Salaries and benefits	189	199
Other operating expenses	150	151
Insurance policy benefits and claims	33	68
Total other expenses	372	418

Income before income taxes	546	43

Income taxes	133	11

Net income	$413	$32

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Net income	$413	$32

Other comprehensive loss:
Net change in unrealized losses on non-credit impaired available-for-sale securities	(43)	(55)
Foreign currency translation adjustments	2	(10)
Other	23	—
Income tax effect:
Net change in unrealized losses on non-credit impaired available-for-sale securities	10	13
Foreign currency translation adjustments	—	2
Other	(6)	—
Other comprehensive loss, net of tax	(14)	(50)

Comprehensive income (loss)	$399	$(18)

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive loss	—	—	(14)	—	(14)
Cash dividends	—	—	—	(535)	(535)
Net income	—	—	—	413	413
Balance, March 31, 2021	$5	$1,901	$80	$1,320	$3,306

Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU 2016-13 *	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(50)	—	(50)
Cash dividends	—	—	—	(433)	(433)
Net income	—	—	—	32	32
Balance, March 31, 2020	$5	$1,889	$(6)	$1,159	$3,047

* As a result of the adoption of ASU 2016-13, on January 1, 2020, we recorded a one-time cumulative reduction to retained earnings, net of tax. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2016-13.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Cash flows from operating activities
Net income	$413	$32
Reconciling adjustments:
Provision for finance receivable losses	(2)	531
Depreciation and amortization	61	64
Deferred income tax charge (benefit)	59	(36)
Net loss on repurchases and repayments of debt	47	—
Share-based compensation expense, net of forfeitures	7	7
Other	(6)	12
Cash flows due to changes in other assets and other liabilities	(23)	(45)
Net cash provided by operating activities	556	565

Cash flows from investing activities
Net principal collections (originations) of finance receivables	217	(188)
Available-for-sale securities purchased	(146)	(132)
Available-for-sale securities called, sold, and matured	91	128
Other securities purchased	(688)	(4)
Other securities called, sold, and matured	681	6
Other, net	43	(6)
Net cash provided by (used for) investing activities	198	(196)

Cash flows from financing activities
Proceeds (expenses) from issuance of long-term debt, net of issuance costs	(1)	3,547
Repayment of long-term debt	(1,065)	(332)
Cash dividends	(534)	(432)
Withholding tax on share-based compensation	(5)	(6)
Net cash provided by (used for) financing activities	(1,605)	2,777

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(851)	3,146
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	2,723	1,632
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,872	$4,778

Supplemental cash flow information
Cash and cash equivalents	$1,301	$4,203
Restricted cash and restricted cash equivalents	571	575
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,872	$4,778

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2021

1. Business and Basis of Operations

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

At March 31, 2021, the Apollo-Värde Group owned approximately 34.0% of OMH’s common stock.

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report. We follow the same significant accounting policies for our interim reporting.

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

Components of our net finance receivables were as follows:

(dollars in millions)	March 31, 2021	December 31, 2020

Gross finance receivables *	$17,363	$17,860
Unearned points and fees	(210)	(225)
Accrued finance charges	268	299
Deferred origination costs	143	150
Total	$17,564	$18,084
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

At 90 days or more contractually past due, we consider our finance receivables to be nonperforming. We stop accruing finance charges and reverse finance charges previously accrued on nonperforming loans. We reversed net accrued finance charges of $20 million and $28 million during the three months ended March 31, 2021 and 2020, respectively. Finance charges recognized from the contractual interest portion of payments received on nonaccrual finance receivables totaled $4 million during the three months ended March 31, 2021 and 2020. All loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

The following tables below are a summary of our finance receivables by the year of origination and number of days delinquent, our key credit quality indicator:

(dollars in millions)	2021	2020	2019	2018	2017	Prior	Total

March 31, 2021
Performing
Current	$2,193	$7,488	$4,860	$1,703	$500	$224	$16,968
30-59 days past due	1	62	57	22	9	6	157
60-89 days past due	—	47	45	17	6	4	119
Total performing	2,194	7,597	4,962	1,742	515	234	17,244
Nonperforming (Nonaccrual)
90-179 days past due	—	103	131	49	18	10	311
180 days or more past due	—	2	5	1	1	—	9
Total nonperforming	—	105	136	50	19	10	320
Total	$2,194	$7,702	$5,098	$1,792	$534	$244	$17,564

(dollars in millions)	2020	2019	2018	2017	2016	Prior	Total

December 31, 2020
Performing
Current	$8,659	$5,691	$2,064	$651	$184	$106	$17,355
30-59 days past due	72	106	44	18	6	5	251
60-89 days past due	44	72	28	11	4	3	162
Total performing	8,775	5,869	2,136	680	194	114	17,768
Nonperforming (Nonaccrual)
90-179 days past due	62	154	59	22	8	5	310
180 days or more past due	1	3	1	1	—	—	6
Total nonperforming	63	157	60	23	8	5	316
Total	$8,838	$6,026	$2,196	$703	$202	$119	$18,084

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	March 31, 2021	December 31, 2020

TDR gross finance receivables	$687	$689
TDR net finance receivables *	690	691
Allowance for TDR finance receivable losses	311	314
* TDR net finance receivables — TDR gross finance receivables net of unearned points and fees, accrued finance charges, and deferred origination costs.

TDR average net finance receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

TDR average net finance receivables	$691	$676
TDR finance charges recognized	13	12

Information regarding the new volume of the TDR finance receivables were as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Pre-modification TDR net finance receivables	$116	$158
Post-modification TDR net finance receivables:
Rate reduction	78	100
Other *	38	58
Total post-modification TDR net finance receivables	$116	$158
Number of TDR accounts	14,508	21,818
* “Other” modifications primarily consist of potential principal and interest forgiveness contingent on future payment performance by the borrower under the modified terms.

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

TDR net finance receivables *	$30	$31
Number of TDR accounts	4,183	4,552
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

4. Allowance for Finance Receivable Losses

We establish an allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by the level of contractual delinquency in the portfolio, specifically in the late stage delinquency buckets and inclusive of the migration of the loans through the delinquency buckets. We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the projected impacts and expected recovery of the global outbreak of a novel strain of coronavirus (“COVID-19”) on the U.S. economy. Our forecast leveraged economic projections from an industry leading forecast provider. We also incorporated estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. At March 31, 2021, our economic forecast used a reasonable and supportable period of 12 months. The decrease in our allowance for finance receivable losses for the three months ended March 31, 2021 was primarily due to the expectation of improved unemployment and anticipated economic recovery from the COVID-19 pandemic. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Balance at beginning of period	$2,269	$829
Impact of adoption of ASU 2016-13 *	—	1,118
Provision for finance receivable losses	(2)	531
Charge-offs	(255)	(337)
Recoveries	50	41
Balance at end of period	$2,062	$2,182
* As a result of the adoption of ASU 2016-13, on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses and a corresponding cumulative reduction to retained earnings, net of tax. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2016-13.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	March 31, 2021	December 31, 2020

Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,751	$1,955
TDR finance receivables	311	314
Total	$2,062	$2,269

Finance receivables:
Collectively evaluated for impairment	$16,874	$17,393
TDR net finance receivables	690	691
Total	$17,564	$18,084

Allowance for finance receivable losses as a percentage of finance receivables	11.74%	12.55%

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2021*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	85	3	—	88
Commercial paper	49	—	—	49
Non-U.S. government and government sponsored entities	141	6	—	147
Corporate debt	1,175	65	(6)	1,234
Mortgage-backed, asset-backed, and collateralized:
RMBS	191	5	(1)	195
CMBS	54	2	—	56
CDO/ABS	85	2	—	87
Total	$1,791	$83	$(7)	$1,867

December 31, 2020*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	87	5	—	92
Commercial paper	28	—	—	28
Non-U.S. government and government sponsored entities	137	9	—	146
Corporate debt	1,124	95	(1)	1,218
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	7	—	215
CMBS	55	3	—	58
CDO/ABS	77	2	(1)	78
Total	$1,728	$121	$(2)	$1,847
* There was no allowance for credit losses related to our investment securities as of March 31, 2021 and December 31, 2020.

Interest receivables reported in “Other assets” totaled $13 million and $12 million as of March 31, 2021 and December 31, 2020, respectively. There were no amounts reversed from investment revenue for available-for-sale securities for the three months ended March 31, 2021 and 2020.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2021
Obligations of states, municipalities, and political subdivisions	$9	$—	$—	$—	$9	$—
Commercial paper	18	—	—	—	18	—
Non-U.S. government and government sponsored entities	12	—	1	—	13	—
Corporate debt	174	(5)	22	(1)	196	(6)
Mortgage-backed, asset-backed, and collateralized:
RMBS	38	(1)	—	—	38	(1)
CMBS	3	—	—	—	3	—
CDO/ABS	23	—	6	—	29	—
Total	$277	$(6)	$29	$(1)	$306	$(7)

December 31, 2020
Obligations of states, municipalities, and political subdivisions	$2	$—	$—	$—	$2	$—
Commercial paper	19	—	—	—	19	—
Non-U.S. government and government sponsored entities	1	—	—	—	1	—
Corporate debt	45	(1)	8	—	53	(1)
Mortgage-backed, asset-backed, and collateralized:
CMBS	8	—	—	—	8	—
CDO/ABS	17	(1)	—	—	17	(1)
Total	$92	$(2)	$8	$—	$100	$(2)

On a lot basis, we had 368 and 148 investment securities in an unrealized loss position at March 31, 2021 and December 31, 2020, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, at March 31, 2021, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of March 31, 2021, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2021 and 2020, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three months ended March 31, 2021 and 2020.

The proceeds of available-for-sale securities sold or redeemed during the three months ended March 31, 2021 and 2020 totaled $67 million and $58 million, respectively. The net realized gains and losses were immaterial during the three months ended March 31, 2021 and 2020.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2021 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$176	$175
Due after 1 year through 5 years	592	561
Due after 5 years through 10 years	593	568
Due after 10 years	168	157
Mortgage-backed, asset-backed, and collateralized securities	338	330
Total	$1,867	$1,791

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $581 million and $604 million at March 31, 2021 and December 31, 2020, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2021	December 31, 2020

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	13	17
Mortgage-backed, asset-backed, and collateralized bonds	23	17
Total bonds	37	35
Preferred stock *	18	13
Common stock *	29	27
Total	$84	$75
* We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains on other securities held were immaterial for the three months ended March 31, 2021. Net unrealized losses on other securities held were $13 million for the three months ended March 31, 2020. Net realized gains and losses on other securities sold or redeemed were immaterial for the three months ended March 31, 2021 and 2020.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations by period) by type of debt at March 31, 2021 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.91% - 6.94%	4.00% - 8.88%	1.99%

Remainder of 2021	$—	$—	$—	$—
2022	—	992	—	992
2023	—	1,175	—	1,175
2024	—	1,300	—	1,300
2025	—	1,835	—	1,835
2026-2067	—	3,999	350	4,349
Securitizations (c)	7,424	—	—	7,424
Total principal maturities	$7,424	$9,301	$350	$17,075

Total carrying amount	$7,394	$9,223	$172	$16,789
Debt issuance costs (d)	$(27)	$(82)	$—	$(109)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.

(b) The interest rates shown are the range of contractual rates in effect at March 31, 2021.

(c) Securitizations are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At March 31, 2021, there were no amounts drawn under our revolving conduit facilities. See Note 7 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $32 million at March 31, 2021 and are reported in “Other assets.”

Redemption of 7.75% Senior Notes Due 2021

On December 9, 2020, OMFC issued a notice of full redemption of its 7.75% Senior Notes due 2021. On January 8, 2021, OMFC paid a net aggregate amount of $681 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $47 million of net loss on repurchases and repayments of debt during the three months ended March 31, 2021.

7. Variable Interest Entities

CONSOLIDATED VIES

We have transferred finance receivables to VIEs for asset-backed financing transactions and include the assets and liabilities in our consolidated financial statements because we are the primary beneficiary of each VIE. We account for these asset-backed debt obligations as secured borrowings.

See Note 3 and Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for more detail regarding VIEs.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	March 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	8,219	8,772
Allowance for finance receivable losses	955	1,085
Restricted cash and restricted cash equivalents	553	441
Other assets	32	33

Liabilities
Long-term debt	$7,394	$7,789
Other liabilities	14	15

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $78 million and $81 million during the three months ended March 31, 2021 and 2020, respectively.

SECURITIZED BORROWINGS

Each of our outstanding securitizations contain a revolving period ranging from two to seven years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitization borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

REVOLVING CONDUIT FACILITIES

We had access to 13 revolving conduit facilities with a total maximum borrowing capacity of $7.2 billion as of March 31, 2021. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of March 31, 2021. Amounts drawn on these facilities are collateralized by our personal loans.

At March 31, 2021, no amounts were drawn under these facilities.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

	At or for the Three Months Ended March 31,
(dollars in millions)	2021	2020

Balance at beginning of period	$148	$117
Less reinsurance recoverables	(3)	(4)
Net balance at beginning of period	145	113
Additions for losses and loss adjustment expenses incurred to:
Current year	57	77
Prior years *	(18)	(9)
Total	39	68
Reductions for losses and loss adjustment expenses paid related to:
Current year	(18)	(17)
Prior years	(47)	(30)
Total	(65)	(47)
Foreign currency translation adjustment	—	(1)
Net balance at end of period	119	133
Plus reinsurance recoverables	3	3
Balance at end of period	$122	$136
*    Reflects (i) a redundancy in the prior years’ net reserves of $18 million at March 31, 2021, primarily due to favorable development of credit disability and unemployment claims during the period, and (ii) a redundancy in the prior years’ net reserves of $9 million at March 31, 2020, primarily due to a favorable development of credit life, term life, and credit disability claims during the period.

9. Capital Stock and Earnings Per Share (OMH Only)

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended March 31,
	2021	2020

Balance at beginning of period	134,341,724	136,101,156
Common shares issued	135,372	240,249
Common shares retired	—	(2,031,698)
Balance at end of period	134,477,096	134,309,707

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended March 31,
(dollars in millions, except per share data)	2021	2020

Numerator (basic and diluted):
Net income	$413	$32
Denominator:
Weighted average number of shares outstanding (basic)	134,405,368	135,909,100
Effect of dilutive securities *	401,797	229,577
Weighted average number of shares outstanding (diluted)	134,807,165	136,138,677
Earnings per share:
Basic	$3.07	$0.24
Diluted	$3.06	$0.24
* We have excluded weighted-average unvested restricted stock units totaling 133,004 and 214,752 for the three months ended March 31, 2021 and 2020, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of potentially dilutive shares outstanding during the period using the treasury stock method. The potentially dilutive shares represent outstanding unvested restricted stock units.

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2021
Balance at beginning of period	$91	$1	$2	$—	$94
Other comprehensive income (loss) before reclassifications	(33)	—	2	17	(14)
Balance at end of period	$58	$1	$4	$17	$80

Three Months Ended March 31, 2020
Balance at beginning of period	$41	$3	$—	$—	$44
Other comprehensive loss before reclassifications	(42)	—	(8)	—	(50)
Balance at end of period	$(1)	$3	$(8)	$—	$(6)
(a) There were no amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three months ended March 31, 2021 and 2020.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three months ended March 31, 2021 and 2020.

11. Income Taxes

We had a net deferred tax asset of $349 million and $405 million at March 31, 2021 and December 31, 2020, respectively. The decrease in our net deferred tax asset of $56 million was primarily due to the tax effect of the decrease in the allowance for finance receivable losses and the decrease due to tax amortization of goodwill.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the three months ended March 31, 2021 was 24.4%, compared to 24.3% for the same period in 2020. The effective tax rate for the three months ended March 31, 2021 and 2020 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2014 to 2018. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $10 million at March 31, 2021 and December 31, 2020. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

During 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law. During 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was signed into law. Among other things, the provisions of these laws relate to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. We do not anticipate the CARES Act, the CAA, or the ARPA will have a material impact on our consolidated financial statements. We will continue to monitor legislative developments related to the COVID-19 pandemic.

12. Contingencies

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

13. Segment Information

At March 31, 2021, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 3 and Note 18 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Three Months Ended March 31, 2021
Interest income	$1,057	$1	$2	$1,060
Interest expense	233	1	1	235
Provision for finance receivable losses	(3)	—	1	(2)
Net interest income after provision for finance receivable losses	827	—	—	827
Other revenues	98	3	(10)	91
Other expenses	358	6	8	372
Income (loss) before income tax expense (benefit)	$567	$(3)	$(18)	$546

Assets	$19,194	$57	$2,034	$21,285

At or for the Three Months Ended March 31, 2020
Interest income	$1,101	$2	$3	$1,106
Interest expense	249	1	5	255
Provision for finance receivable losses	530	—	1	531
Net interest income after provision for finance receivable losses	322	1	(3)	320
Other revenues	136	4	1	141
Other expenses	407	6	5	418
Income (loss) before income tax expense (benefit)	$51	$(1)	$(7)	$43

Assets	$22,570	$72	$2,051	$24,693

14. Fair Value Measurements

The accounting policies of our fair value measurements are the same as those disclosed in Note 3 and Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2021
Assets
Cash and cash equivalents	$1,298	$3	$—	$1,301	$1,301
Investment securities	52	1,891	8	1,951	1,951
Net finance receivables, less allowance for finance receivable losses	—	—	18,447	18,447	15,502
Restricted cash and restricted cash equivalents	571	—	—	571	571
Other assets *	—	3	57	60	60

Liabilities
Long-term debt	$—	$18,082	$—	$18,082	$16,789

December 31, 2020
Assets
Cash and cash equivalents	$2,255	$17	$—	$2,272	$2,272
Investment securities	44	1,870	8	1,922	1,922
Net finance receivables, less allowance for finance receivable losses	—	—	18,629	18,629	15,815
Restricted cash and restricted cash equivalents	451	—	—	451	451
Other assets *	—	2	60	62	62

Liabilities
Long-term debt	$—	$19,426	$—	$19,426	$17,800
*Other assets at March 31, 2021 and December 31, 2020 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2021
Assets
Cash equivalents in mutual funds	$881	$—	$—	$881
Cash equivalents in securities	—	3	—	3
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	88	—	88
Commercial paper	—	49	—	49
Non-U.S. government and government sponsored entities	—	147	—	147
Corporate debt	5	1,223	6	1,234
RMBS	—	195	—	195
CMBS	—	56	—	56
CDO/ABS	—	87	—	87
Total available-for-sale securities	5	1,856	6	1,867
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	12	1	13
RMBS	—	1	—	1
CDO/ABS	—	21	1	22
Total bonds	—	35	2	37
Preferred stock	18	—	—	18
Common stock	29	—	—	29
Total other securities	47	35	2	84
Total investment securities	52	1,891	8	1,951
Restricted cash equivalents in mutual funds	560	—	—	560
Total	$1,493	$1,894	$8	$3,395

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2020
Assets
Cash equivalents in mutual funds	$2,018	$—	$—	$2,018
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Certificates of deposit and commercial paper	—	28	—	28
Non-U.S. government and government sponsored entities	—	146	—	146
Corporate debt	5	1,207	6	1,218
RMBS	—	215	—	215
CMBS	—	58	—	58
CDO/ABS	—	78	—	78
Total available-for-sale securities	5	1,836	6	1,847
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	16	1	17
CDO/ABS	—	17	—	17
Total bonds	—	34	1	35
Preferred stock	13	—	—	13
Common stock	26	—	1	27
Total other securities	39	34	2	75
Total investment securities	44	1,870	8	1,922
Restricted cash equivalents in mutual funds	441	—	—	441
Total	$2,503	$1,887	$8	$4,398

Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2021 and 2020, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three months ended March 31, 2021 and 2020.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for information regarding our methods and assumptions used to estimate fair value.

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
~~•~~risks associated with the global outbreak of a novel strain of coronavirus (“COVID-19”) or any additional strains of COVID-19 and the mitigation efforts by governments and related effects on us, our customers, and employees;
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
•changes in federal, state, or local laws, regulations, or regulatory policies and practices that adversely affect our ability to conduct business or the manner in which we currently are permitted to conduct business, such as licensing requirements, pricing limitations or restrictions on the method of offering products, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry, our use of third-party vendors and real estate loan servicing, or changes in corporate or individual income tax laws or regulations, including effects of the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Consolidated Appropriations Act of 2021 (the “CAA”), and the American Rescue Plan Act of 2021 (the “ARPA”);

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this report and in the documents we file with the SEC, including our Annual Report, that could cause actual results to differ before making an investment decision to purchase our securities and should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At March 31, 2021, we had approximately 2.23 million personal loans, of which 52% were secured by titled property, totaling $17.6 billion of net finance receivables, compared to approximately 2.30 million personal loans, of which 53% were secured by titled property, totaling $18.1 billion at December 31, 2020.

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

Our non-originating legacy products include:

•Other Receivables — We ceased originating real estate loans in 2012 and we continue to service or sub-service liquidating real estate loans. Effective September 30, 2018, our real estate loans previously classified as other receivables were transferred from held for investment to held for sale due to management’s intent to no longer hold these finance receivables for the foreseeable future. Effective March 31, 2020, our real estate loans held for sale are reported in “Other assets” of our consolidated balance sheets.

OUR SEGMENT

At March 31, 2021, C&I is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segment.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Management’s Response to the COVID-19 Pandemic

COVID-19 evolved into a global pandemic, resulting in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities continue to take steps to combat the spread of COVID-19, including the distribution of COVID-19 vaccines, which over time are designed to create “herd immunity” and diminish, if not eliminate, the crisis. At this time, the vaccination program has accelerated in many states to allow all adults to receive the vaccines. In the meantime, we have continued to focus on assisting and supporting our customers and employees, while remaining committed to the safety of our employees. We continue to serve our customers by keeping our branch locations open with appropriate protective protocols in place and through our digital closing solutions. This combination has enhanced our operating performance through the pandemic and enabled us to serve and support our customers effectively during these unprecedented times. We believe the actions we have taken and the underlying strength of our balance sheet positions us to take advantage of growth opportunities as the economy continues to recover.

Redemption of 7.75% Senior Notes due 2021

On January 8, 2021, OMFC paid a net aggregate amount of $681 million, inclusive of accrued interest and premiums, to complete the redemption of its 7.75% Senior Notes due 2021. For further information regarding the redemption of our unsecured debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

Apollo-Värde Group Share Sale

On February 11, 2021, we entered into an underwriting agreement with certain entities managed by affiliates of Apollo-Värde Group, in their capacities as selling stockholders (together, the “Selling Stockholders”), and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several underwriters (the “Underwriters”), for the sale by the Selling Stockholders of up to 9,200,000 shares of the OMH’s common stock, which included an option for the Underwriters to purchase up to 1,200,000 shares of the common stock. The shares sold by the Selling Stockholders were beneficially owned by the Apollo-Värde Group. On February 12, 2021, the Underwriters exercised in full their option to purchase additional shares of common stock, and on February 16, 2021, the offering and sale of 9,200,000 shares by the Selling Stockholders to the Underwriters was completed. We did not receive any proceeds from the sale of the shares by the Selling Stockholders.

Share Repurchase Program

In the second quarter of 2021, the Company announced plans to commence a $150 million share repurchase program. For information regarding the share repurchase program, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

OUTLOOK

While we are actively managing the impacts of the COVID-19 pandemic and are prepared to face any additional challenges that may impact our industry, we expect near-term impacts to continue to affect our originations. The ultimate impact on our financial condition and results of operations depends on the speed of the economic recovery, driven by distribution and effectiveness of the COVID-19 vaccines, government stimulus measures, states reopening, and ultimately unemployment rates. There is also uncertainty regarding the effects of additional strains of COVID-19 and the impact of any related government actions, including the recently enacted American Rescue Plan Act of 2021. To the extent economies are suppressed or slow to recover, we could see lower consumer demand, higher delinquency trends, and related losses. We will continue to incorporate updates, as necessary, to our macroeconomic assumptions which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

To further expand the ways in which we help our customers improve their financial well-being, on April 26, 2021, we announced that we have entered into an agreement to acquire Trim, a customer-focused financial wellness fintech company. The acquisition of Trim, subject to completion of standard closing conditions, will enhance OneMain’s digital features designed to help its customers progress to a better financial future.

Our experienced management team continues to remain focused on our strategic priorities of maintaining a solid balance sheet, providing a flexible liquidity runway and capital coverage, upholding a conservative and disciplined underwriting model, and building strong relationships with our customers. We are well positioned to continue to support and serve our customers, invest in our business and drive growth while creating value for our stockholders and effectively navigating the evolving economic, social, political, and regulatory environments in which we operate. We further describe our key initiatives and strategies under “Recent Developments and Outlook” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our Annual Report.

Results of Operations
The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relates only to OMH. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

OMH'S CONSOLIDATED RESULTS

See the table below for OMH's consolidated operating results and selected financial statistics. A further discussion of OMH's operating results for our operating segment is provided under “Segment Results” below.

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2021	2020

Interest income	$1,060	$1,106
Interest expense	235	255
Provision for finance receivable losses	(2)	531
Net interest income after provision for finance receivable losses	827	320
Other revenues	91	141
Other expenses	372	418
Income before income taxes	546	43
Income taxes	133	11
Net income	$413	$32

Share Data:
Earnings per share:
Diluted	$3.06	$0.24

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,564	$18,269
Number of accounts	2,229,609	2,400,536
Average net receivables	$17,824	$18,380
Yield	24.08%	24.17%
Gross charge-off ratio	5.81%	7.35%
Recovery ratio	(1.14)%	(0.90)%
Net charge-off ratio	4.67%	6.45%
30-89 Delinquency ratio	1.57%	2.25%
Origination volume	$2,284	$2,589
Number of accounts originated	225,102	276,773
Debt balances:
Long-term debt balance	$16,789	$20,443
Average daily debt balance	17,035	17,675
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three Months Ended March 31, 2021 and 2020

Interest income decreased $46 million or 4.2% for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to a decrease in our average net finance receivables.

Interest expense decreased $20 million or 7.8% for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to a decrease in average debt along with a lower average cost of funds. See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $533 million for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to the decrease in our charge-offs and the expectation of improved unemployment and anticipated economic recovery from the COVID-19 pandemic as compared to a build in our allowance reserve in the same period in 2020 primarily due to the uncertainty of expected credit losses at the onset of the COVID-19 pandemic.

Other revenues decreased $50 million or 35.5% for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to a $47 million net loss on the repayment of debt in the current period and a decrease in insurance products sold due to reduced loan origination volume, partially offset by an increase in investment revenue primarily driven by higher mark-to-market net gains on other securities.

Other expenses decreased $46 million or 11.0% for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to a $35 million decrease in insurance policy and benefits claims expense due to lower than expected involuntary unemployment insurance claims along with a decrease in general operating expenses, reflecting our efforts to manage costs through the pandemic, offset by our strategic investments in the business.

Income taxes totaled $133 million for the three months ended March 31, 2021 compared to $11 million for the three months ended March 31, 2020 due to higher pre-tax income in the first quarter of 2021. For the three months ended March 31, 2021 and 2020, the effective tax rates were 24.4% and 24.3%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

NON-GAAP FINANCIAL MEASURES

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes direct costs associated with COVID-19, acquisition-related transaction and integration expenses, net loss resulting from repurchases and repayments of debt, and lower of cost or fair value adjustment on loans held for sale. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment and Consumer and Insurance pretax capital generation (non-GAAP) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$567	$51
Adjustments:
Direct costs associated with COVID-19	2	3
Acquisition-related transaction and integration expenses	—	6
Net loss on repurchases and repayments of debt	38	—
Adjusted pretax income (non-GAAP)	$607	$60

Provision for finance receivable losses	$(3)	$530
Net charge-offs	(205)	(296)
Pretax capital generation (non-GAAP)	$399	$294

Other
Loss before income taxes - Segment Accounting Basis	$(3)	$(1)
Adjustments:
Lower of cost or fair value adjustment (a)	1	—
Adjusted pretax loss (non-GAAP)	$(2)	$(1)
(a) The carrying value of our remaining real estate loans classified in finance receivables held for sale exceeded their fair value, and accordingly, we have marked the loans to fair value and recorded an impairment in other revenue during the three months ended March 31, 2021.

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for a description of our segment and methodologies used to allocate revenues and expenses to our C&I segment and Other.

CONSUMER AND INSURANCE

OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2021	2020

Interest income	$1,057	$1,101
Interest expense	233	249
Provision for finance receivable losses	(3)	530
Net interest income after provision for finance receivable losses	827	322
Other revenues	136	136
Other expenses	356	398
Adjusted pretax income (non-GAAP)	$607	$60

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$17,569	$18,283
Number of accounts	2,229,609	2,400,536
Average net receivables	$17,830	$18,397
Yield	24.04%	24.07%
Gross charge-off ratio	5.81%	7.36%
Recovery ratio	(1.14)%	(0.90)%
Net charge-off ratio	4.67%	6.46%
30-89 Delinquency ratio	1.57%	2.26%
Origination volume	$2,284	$2,589
Number of accounts originated	225,102	276,773
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three Months Ended March 31, 2021 and 2020

Interest income decreased $44 million or 4.0% for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to a decrease in our average net finance receivables.

Interest expense decreased $16 million or 6.4% for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to a decrease in average debt along with a lower average cost of funds. See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $533 million for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to the decrease in our charge-offs and the expectation of improved unemployment and anticipated economic recovery from the COVID-19 pandemic as compared to a build in our allowance reserve in the same period in 2020 primarily due to the uncertainty of expected credit losses at the onset of the COVID-19 pandemic.

Other revenues for the three months ended March 31, 2021 remained consistent with the same period in 2020 primarily due to a decrease in insurance products sold due to reduced loan origination volume, offset by an increase in investment revenue primarily driven by higher mark-to-market net gains on other securities.

Other expenses decreased $42 million or 10.6% for the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to a $35 million decrease in insurance policy and benefits claims expense due to lower than expected involuntary unemployment insurance claims along with a decrease in general operating expenses, reflecting our efforts to manage costs through the pandemic, offset by our strategic investments in the business.

OTHER

“Other” consists of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

OMH's adjusted pretax loss of the Other components on an adjusted Segment Accounting Basis was as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020

Interest income	$1	$2
Interest expense	1	1
Net interest income after provision for finance receivable losses	—	1
Other revenues	4	4
Other expenses	6	6
Adjusted pretax loss (non-GAAP)	$(2)	$(1)

Net finance receivables of the Other components, reported in “Other assets,” on a Segment Accounting Basis were as follows:

	March 31,
(dollars in millions)	2021	2020

Net finance receivables held for sale:
Other receivables	$46	$63

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $17.6 billion at March 31, 2021 and $18.1 billion at December 31, 2020. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments.

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

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

March 31, 2021
Current	$16,973	$(5)	$16,968
30-59 days past due	157	—	157
Delinquent (60-89 days past due)	119	—	119
Performing	17,249	(5)	17,244

Nonperforming (90+ days past due)	320	—	320
Total net finance receivables	$17,569	$(5)	$17,564

Delinquency ratio
30-89 days past due	1.57%	*	1.57%
30+ days past due	3.39%	*	3.39%
60+ days past due	2.50%	*	2.50%
90+ days past due	1.82%	*	1.82%

December 31, 2020
Current	$17,362	$(7)	$17,355
30-59 days past due	251	—	251
Delinquent (60-89 days past due)	162	—	162
Performing	17,775	(7)	17,768

Nonperforming (90+ days past due)	316	—	316
Total net finance receivables	$18,091	$(7)	$18,084

Delinquency ratio
30-89 days past due	2.28%	*	2.28%
30+ days past due	4.03%	*	4.03%
60+ days past due	2.64%	*	2.64%
90+ days past due	1.75%	*	1.75%
* Not applicable

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the projected impacts and expected recovery of COVID-19 on the U.S. economy. We also considered known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. Our forecast leveraged economic projections from an industry leading forecast provider. At March 31, 2021, our economic forecast used a reasonable and supportable period of 12 months. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2021
Balance at beginning of period	$2,283	$(14)	$2,269
Provision for finance receivable losses	(3)	1	(2)
Charge-offs	(255)	—	(255)
Recoveries	50	—	50
Balance at end of period	$2,075	$(13)	$2,062

Allowance ratio	11.81%	(b)	11.74%

Three Months Ended March 31, 2020
Balance at beginning of period	$849	$(20)	$829
Impact of adoption of ASU 2016-13 (a)	1,119	(1)	1,118
Provision for finance receivable losses	530	1	531
Charge-offs	(337)	—	(337)
Recoveries	41	—	41
Balance at end of period	$2,202	$(20)	$2,182

Allowance ratio	12.05%	(b)	11.95%
(a) As a result of the adoption of ASU 2016-13, we recorded a one-time adjustment to the allowance for finance receivable losses.
(b) Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables decreased from prior period primarily due to the expectation of improved unemployment and anticipated economic recovery from the COVID-19 pandemic as compared to a build in our allowance reserve in the same period in 2020 primarily due to the uncertainty of expected credit losses at the onset of the COVID-19 pandemic. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

March 31, 2021
TDR net finance receivables	$723	$(33)	$690
Allowance for TDR finance receivable losses	327	(16)	311

December 31, 2020
TDR net finance receivables	$728	$(37)	$691
Allowance for TDR finance receivable losses	332	(18)	314

DISTRIBUTION OF FINANCE RECEIVABLES BY FICO SCORE

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including prime, near prime, and sub-prime. While management does not utilize FICO scores to manage credit quality, we have presented the following on how we group FICO scores into said categories for comparability purposes across our industry:

•Prime: FICO score of 660 or higher
•Near prime: FICO score of 620-659
•Sub-prime: FICO score of 619 or below

Our customers’ demographics are, in many respects, near the national median but may vary from national norms in terms of credit and repayment histories. Many of our customers have experienced some level of prior financial difficulty or have limited credit experience and require higher levels of servicing and support from our branch network and central servicing operations.

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	March 31, 2021*	December 31, 2020*

FICO scores
660 or higher	$4,646	$4,653
620-659	4,742	4,877
619 or below	8,176	8,554
Total	$17,564	$18,084
* Due to the impact of COVID-19, FICO scores as of March 31, 2021 and December 31, 2020 may have been impacted due to government stimulus measures, borrower assistance programs, and potentially inconsistent reporting to credit bureaus.

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

During the three months ended March 31, 2021, OMH generated net income of $413 million. OMH’s net cash inflow from operating and investing activities totaled $754 million for the three months ended March 31, 2021. At March 31, 2021, our scheduled principal and interest payments for the remainder of 2021 on our existing debt (excluding securitizations) totaled $393 million. As of March 31, 2021, we had $9.2 billion of unencumbered gross finance receivables.

Based on our estimates and taking into account the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 24 months.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2021, we did not terminate, cancel, or enter into any new securitizations or conduit facilities. At March 31, 2021, we had $8.1 billion of gross finance receivables pledged as collateral for our securitization transactions.

At March 31, 2021, the borrowing capacity of our revolving conduit facilities was $7.2 billion, and no amounts were drawn nor were any personal loans pledged as collateral under these facilities.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt and revolving conduit facilities.

Cash Dividend to OMH's Common Stockholders

As of March 31, 2021, the dividend declaration for the current year by OMH's board of directors was as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 8, 2021	February 18, 2021	February 25, 2021	$3.95	*	$531
Total			$3.95		$531
* Includes the minimum quarterly dividend of $0.45 per share as of February 8, 2021.

To provide funding for the dividend, OMFC paid dividends of $531 million to OMH during the three months ended March 31, 2021.

On April 26, 2021, OMH declared a dividend of $0.70 per share payable on May 13, 2021 to record holders of OMH's common stock as of the close of business on May 6, 2021. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $95 million payable on or after May 11, 2021.

While OMH intends to pay its minimum quarterly dividend, currently $0.70 per share, for the foreseeable future, and announced its intention to evaluate dividends above the minimum every first and third quarters, all subsequent dividends will be reviewed and declared at the discretion of the board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the board of directors deems relevant. OMH's dividend payments may change from time to time, and the board of directors may choose not to continue to declare dividends in the future. See our “Dividend Policy” in Part II - Item 5 included in our Annual Report for further information.

The Company plans to commence a $150 million programmatic share repurchase plan. The timing and amount of any shares repurchased will be determined by the company based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. The company is not obligated to purchase any shares under the program, and the program may be suspended or discontinued at any time. The actual timing, number and share price of shares repurchased will depend on a number of factors, including the market price of the company’s stock, general market and economic conditions, and applicable legal requirements. The share repurchase program is expected to be funded by cash on hand and future cash generated from on-going operations.

Whole Loan Sale Transactions

As of March 31, 2021, we have entered into whole loan sale flow agreements with two third-party buyers in which we agreed to sell a combined total of $120 million per quarter of newly originated unsecured personal loans over a two-year commitment period. These unsecured personal loans are sold to unconsolidated VIEs and are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The amount sold under the agreements during the three months ended March 31, 2021 was immaterial.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $556 million for the three months ended March 31, 2021 reflected net income of $413 million, the impact of non-cash items, and an unfavorable change in working capital of $23 million. Net cash provided by operations of $565 million for the three months ended March 31, 2020 reflected net income of $32 million, the impact of non-cash items, and an unfavorable change in working capital of $45 million.

OMH's Investing Activities

Net cash provided by investing activities of $198 million for the three months ended March 31, 2021 was primarily due to net principal collections of finance receivables, calls, sales, and maturities of available-for-sale and other securities, partially offset by purchases of available-for-sale and other securities. Net cash used for investing activities of $196 million for the three months ended March 31, 2020 was primarily due to net principal originations of finance receivables and purchases of available-for-sale securities, partially offset by calls, sales, and maturities of available-for-sale securities.

OMH's Financing Activities

Net cash used for financing activities of $1.6 billion for the three months ended March 31, 2021 was primarily due to debt repayments and cash dividends paid. Net cash provided by financing activities of $2.8 billion for the three months ended March 31, 2020 was primarily due to net issuances of long-term debt offset by the cash dividends paid, and the cash paid on the common stock repurchased in the quarter.

OMH's Cash and Investments

At March 31, 2021, we had $1.3 billion of cash and cash equivalents, which included $119 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2021, we had $2.0 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

Liquidity Risks and Strategies

OMFC’s credit ratings are non-investment grade, which has a significant impact on our cost and access to capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness. There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks are further described in our “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our Annual Report.

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing strategies that are further described in our “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our Annual Report.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay any dividends during the three months ended March 31, 2021 and 2020. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2020.

OUR DEBT AGREEMENTS

The debt agreements to which OMFC and its subsidiaries are a party include customary terms and conditions, including covenants and representations and warranties. See Note 9 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for more information on the restrictive covenants under OMFC’s debt agreements, as well as the guarantees of OMFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933. As of March 31, 2021, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$132	$157	4.19%	5 years
SLFT 2017-A	652	685	346	400	3.23%	3 years
OMFIT 2015-3	293	329	182	197	4.57%	5 years
OMFIT 2016-3	350	397	317	414	4.33%	5 years
OMFIT 2017-1	947	988	264	325	3.33%	2 years
OMFIT 2018-1	632	650	585	628	3.61%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	554	598	3.82%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	821	958	4.12%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
ODART 2018-1	947	964	523	558	3.66%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$9,382	$9,984	$7,424	$8,325
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of March 31, 2021.

Revolving Conduit Facilities
In addition to the structured financings, we have access to 13 revolving conduit facilities with a total borrowing capacity of $7.2 billion as of March 31, 2021:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

Rocky River Funding, LLC	$400	$—
OneMain Financial Funding IX, LLC	850	—
Mystic River Funding, LLC	850	—
OneMain Financial Funding VIII, LLC	500	—
Thayer Brook Funding, LLC	500	—
Hubbard River Funding, LLC	250	—
Seine River Funding, LLC	650	—
New River Funding Trust	250	—
Hudson River Funding, LLC	500	—
Columbia River Funding, LLC	500	—
St. Lawrence River Funding, LLC	250	—
OneMain Financial Funding VII, LLC	850	—
OneMain Financial Auto Funding I, LLC	850	—
Total	$7,200	$—

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2021 or December 31, 2020.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•allowance for finance receivable losses; and
•TDR finance receivables.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II - Item 7A included in our Annual Report.

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

As of March 31, 2021, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of March 31, 2021 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of March 31, 2021, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of March 31, 2021 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

There have been no material changes to our risk factors included in Part I, Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibit Index.

Exhibit Number	Description

1.1
Underwriting Agreement, dated February 11, 2021, among OneMain Holdings, Inc., OMH (ML), L.P. and V-OMH (ML) II, L.P., as selling stockholders, and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to OMH’s Current Report on Form 8-K filed on February 16, 2021.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	April 27, 2021	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	April 27, 2021	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)