Form 10-Q
period 2021-06-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2021-07-23
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2021

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At July 15, 2021, there were 133,810,184 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At July 15, 2021, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY
Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2020, filed with the SEC on February 9, 2021
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
ARPA	American Rescue Plan Act of 2021 signed into law on March 11, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2016-13	the accounting standard issued by FASB in June of 2016, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Base Indenture	OMFC Indenture, dated as of December 3, 2014
CAA	Consolidated Appropriations Act of 2021 signed into law on December 27, 2020
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
COVID-19	the global outbreak of a novel strain of coronavirus
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO score	a credit score created by Fair Isaac Corporation
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables	the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation (formerly Springleaf Finance Corporation)
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.

Term or Abbreviation	Definition

OneMain	OneMain Financial Holdings, LLC, collectively with its subsidiaries
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SFC	Springleaf Finance Corporation (effective as of July 1, 2020, SFC was renamed to OMFC)
Social Bond	$750 million of 3.50% Senior Notes due 2027 issued by OMFC on June 22, 2021 and guaranteed by OMH
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Third Supplemental Indenture, dated as of May 15, 2017; Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Tenth Supplemental Indenture, dated as of May 14, 2020; Eleventh Supplemental Indenture, dated as of December 17, 2020; and Twelfth Supplemental Indenture, dated as of June 22, 2021
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Twelfth Supplemental Indenture	Twelfth Supplemental Indenture, dated as of June 22, 2021, to the Base Indenture
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Värde	Värde Partners, Inc.
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$1,787	$2,272
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.9 billion and $1.8 billion in 2021, respectively, and $1.8 billion and $1.7 billion in 2020, respectively)	1,969	1,922
Net finance receivables (includes loans of consolidated VIEs of $8.3 billion in 2021 and $8.8 billion in 2020)	18,163	18,084
Unearned insurance premium and claim reserves	(728)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $906 million in 2021 and $1.1 billion in 2020)	(2,000)	(2,269)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	15,435	15,044
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $494 million in 2021 and $441 million in 2020)	507	451
Goodwill	1,437	1,422
Other intangible assets	287	306
Other assets	955	1,054
Total assets	$22,377	$22,471

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $7.5 billion in 2021 and $7.8 billion in 2020)	$17,605	$17,800
Insurance claims and policyholder liabilities	617	621
Deferred and accrued taxes	10	45
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2021 and $15 million in 2020)	608	564
Total liabilities	18,840	19,030
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 133,884,043 and 134,341,724 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,661	1,655
Accumulated other comprehensive income	85	94
Retained earnings	1,825	1,691
Treasury stock, at cost; 612,355 shares at June 30, 2021 and no shares at December 31, 2020, respectively	(35)	—
Total shareholders’ equity	3,537	3,441
Total liabilities and shareholders’ equity	$22,377	$22,471

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020

Interest income	$1,071	$1,077	$2,130	$2,184

Interest expense	231	271	465	527

Net interest income	840	806	1,665	1,657

Provision for finance receivable losses	132	423	130	954

Net interest income after provision for finance receivable losses	708	383	1,535	703

Other revenues:
Insurance	107	109	214	226
Investment	17	29	34	38
Net loss on repurchases and repayments of debt	(1)	—	(48)	—
Other	27	10	41	25
Total other revenues	150	148	241	289

Other expenses:
Salaries and benefits	194	184	383	383
Other operating expenses	153	139	302	291
Insurance policy benefits and claims	48	90	81	157
Total other expenses	395	413	766	831

Income before income taxes	463	118	1,010	161

Income taxes	113	29	247	40

Net income	$350	$89	$763	$121

Share Data:
Weighted average number of shares outstanding:
Basic	134,255,916	134,316,252	134,330,229	135,112,676
Diluted	134,644,350	134,379,576	134,723,124	135,260,396
Earnings per share:
Basic	$2.61	$0.66	$5.68	$0.90
Diluted	$2.60	$0.66	$5.67	$0.90

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Net income	$350	$89	$763	$121

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	17	87	(25)	32
Foreign currency translation adjustments	1	5	3	(5)
Other	(12)	—	11	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(4)	(20)	6	(7)
Foreign currency translation adjustments	—	(1)	—	1
Other	3	—	(3)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	5	71	(8)	21
Reclassification adjustments included in net income, net of tax:
Net realized gains (losses) on available-for-sale securities, net of tax	—	—	(1)	—
Reclassification adjustments included in net income, net of tax	—	—	(1)	—
Other comprehensive income (loss), net of tax	5	71	(9)	21

Comprehensive income	$355	$160	$754	$142

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended June 30, 2021
Balance, April 1, 2021	$1	$1,657	$80	$1,570	$—	$3,308
Common stock repurchased	—	—	—	—	(35)	(35)
Share-based compensation expense, net of forfeitures	—	4	—	—	—	4
Other comprehensive income	—	—	5	—	—	5
Cash dividends *	—	—	—	(95)	—	(95)
Net income	—	—	—	350	—	350
Balance, June 30, 2021	$1	$1,661	$85	$1,825	$(35)	$3,537

Three Months Ended June 30, 2020
Balance, April 1, 2020	$1	$1,645	$(6)	$1,412	$—	$3,052
Share-based compensation expense, net of forfeitures	—	3	—	—	—	3
Other comprehensive income	—	—	71	—	—	71
Cash dividends *	—	—	—	(44)	—	(44)
Net income	—	—	—	89	—	89
Balance, June 30, 2020	$1	$1,648	$65	$1,457	$—	$3,171

* Cash dividends declared were $0.70 per share and $0.33 per share during the three months ended June 30, 2021 and 2020, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Six Months Ended June 30, 2021
Balance, January 1, 2021	$1	$1,655	$94	$1,691	$—	$3,441
Common stock repurchased	—	—	—	—	(35)	(35)
Share-based compensation expense, net of forfeitures	—	11	—	—	—	11
Withholding tax on share-based compensation	—	(5)	—	—	—	(5)
Other comprehensive loss	—	—	(9)	—	—	(9)
Cash dividends (a)	—	—	—	(629)	—	(629)
Net income	—	—	—	763	—	763
Balance, June 30, 2021	$1	$1,661	$85	$1,825	$(35)	$3,537

Six Months Ended June 30, 2020
Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$—	$4,330
Net impact of adoption of ASU 2016-13 (b)	—	—		(828)	—	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	—	3,502
Common stock repurchased (c)	—	(45)	—	—	—	(45)
Share-based compensation expense, net of forfeitures	—	10	—	—	—	10
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive income	—	—	21	—	—	21
Cash dividends (a)	—	—	—	(432)	—	(432)
Net income	—	—	—	121	—	121
Balance, June 30, 2020	$1	$1,648	$65	$1,457	$—	$3,171
(a) Cash dividends declared were $4.65 per share and $3.16 per share during the six months ended June 30, 2021 and 2020, respectively.
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
(c) The common stock repurchased were retired during the six months ended June 30, 2020.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2021	2020

Cash flows from operating activities
Net income	$763	$121
Reconciling adjustments:
Provision for finance receivable losses	130	954
Depreciation and amortization	127	130
Deferred income tax charge (benefit)	76	(69)
Net loss on repurchases and repayments of debt	48	—
Share-based compensation expense, net of forfeitures	11	10
Other	(19)	5
Cash flows due to changes in other assets and other liabilities	(6)	53
Net cash provided by operating activities	1,130	1,204

Cash flows from investing activities
Net principal collections (originations) of finance receivables	(717)	64
Proceeds from sales of finance receivables	183	—
Available-for-sale securities purchased	(257)	(207)
Available-for-sale securities called, sold, and matured	213	262
Other securities purchased	(698)	(6)
Other securities called, sold, and matured	685	8
Other, net	(39)	(15)
Net cash provided by (used for) investing activities	(630)	106

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	1,578	5,456
Repayment of long-term debt	(1,839)	(4,689)
Cash dividends	(628)	(431)
Common stock repurchased	(35)	(45)
Withholding tax on share-based compensation	(5)	(6)
Net cash provided by (used for) financing activities	(929)	285

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(429)	1,595
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	2,723	1,632
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$2,294	$3,227

Supplemental cash flow information
Cash and cash equivalents	$1,787	$2,740
Restricted cash and restricted cash equivalents	507	487
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$2,294	$3,227

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$1,782	$2,272
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.9 billion and $1.8 billion in 2021, respectively, and $1.8 billion and $1.7 billion in 2020, respectively)	1,969	1,922
Net finance receivables (includes loans of consolidated VIEs of $8.3 billion in 2021 and $8.8 billion in 2020)	18,163	18,084
Unearned insurance premium and claim reserves	(728)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $906 million in 2021 and $1.1 billion in 2020)	(2,000)	(2,269)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	15,435	15,044
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $494 million in 2021 and $441 million in 2020)	507	451
Goodwill	1,437	1,422
Other intangible assets	287	306
Other assets	954	1,054
Total assets	$22,371	$22,471

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $7.5 billion in 2021 and $7.8 billion in 2020)	$17,605	$17,800
Insurance claims and policyholder liabilities	617	621
Deferred and accrued taxes	12	47
Other liabilities (includes other liabilities of consolidated VIEs of $14 million in 2021 and $15 million in 2020)	607	563
Total liabilities	18,841	19,031
Contingencies (Note 12)

Shareholder's equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2021 and December 31, 2020	5	5
Additional paid-in capital	1,905	1,899
Accumulated other comprehensive income	85	94
Retained earnings	1,535	1,442
Total shareholder's equity	3,530	3,440
Total liabilities and shareholder's equity	$22,371	$22,471

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Interest income	$1,071	$1,077	$2,130	$2,184

Interest expense	231	271	465	527

Net interest income	840	806	1,665	1,657

Provision for finance receivable losses	132	423	130	954

Net interest income after provision for finance receivable losses	708	383	1,535	703

Other revenues:
Insurance	107	109	214	226
Investment	17	29	34	38
Net loss on repurchases and repayments of debt	(1)	—	(48)	—
Other	27	10	41	25
Total other revenues	150	148	241	289

Other expenses:
Salaries and benefits	194	184	383	383
Other operating expenses	153	139	302	291
Insurance policy benefits and claims	48	90	81	157
Total other expenses	395	413	766	831

Income before income taxes	463	118	1,010	161

Income taxes	113	29	247	40

Net income	$350	$89	$763	$121

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Net income	$350	$89	$763	$121

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	17	87	(25)	32
Foreign currency translation adjustments	1	5	3	(5)
Other	(12)	—	11	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(4)	(20)	6	(7)
Foreign currency translation adjustments	—	(1)	—	1
Other	3	—	(3)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	5	71	(8)	21
Reclassification adjustments included in net income, net of tax:
Net realized gains (losses) on available-for-sale securities, net of tax	—	—	(1)	—
Reclassification adjustments included in net income, net of tax	—	—	(1)	—
Other comprehensive income (loss), net of tax	5	71	(9)	21

Comprehensive income	$355	$160	$754	$142

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended June 30, 2021
Balance, April 1, 2021	$5	$1,901	$80	$1,320	$3,306
Share-based compensation expense, net of forfeitures	—	4	—	—	4
Other comprehensive income	—	—	5	—	5
Cash dividends	—	—	—	(135)	(135)
Net income	—	—	—	350	350
Balance, June 30, 2021	$5	$1,905	$85	$1,535	$3,530

Three Months Ended June 30, 2020
Balance, April 1, 2020	$5	$1,889	$(6)	$1,159	$3,047
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive income	—	—	71	—	71
Cash dividends	—	—	—	(40)	(40)
Net income	—	—	—	89	89
Balance, June 30, 2020	$5	$1,892	$65	$1,208	$3,170

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Six Months Ended June 30, 2021
Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Share-based compensation expense, net of forfeitures	—	11	—	—	11
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive loss	—	—	(9)	—	(9)
Cash dividends	—	—	—	(670)	(670)
Net income	—	—	—	763	763
Balance, June 30, 2021	$5	$1,905	$85	$1,535	$3,530

Six Months Ended June 30, 2020
Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU 2016-13 *	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on shared-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	21	—	21
Cash dividends	—	—	—	(473)	(473)
Net income	—	—	—	121	121
Balance, June 30, 2020	$5	$1,892	$65	$1,208	$3,170

* As a result of the adoption of ASU 2016-13, on January 1, 2020, we recorded a one-time cumulative reduction to retained earnings, net of tax. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2016-13.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2021	2020

Cash flows from operating activities
Net income	$763	$121
Reconciling adjustments:
Provision for finance receivable losses	130	954
Depreciation and amortization	127	130
Deferred income tax charge (benefit)	76	(69)
Net loss on repurchases and repayments of debt	48	—
Share-based compensation expense, net of forfeitures	11	10
Other	(19)	5
Cash flows due to changes in other assets and other liabilities	(4)	49
Net cash provided by operating activities	1,132	1,200

Cash flows from investing activities
Net principal collections (originations) of finance receivables	(717)	64
Proceeds from sales of finance receivables	183	—
Available-for-sale securities purchased	(257)	(207)
Available-for-sale securities called, sold, and matured	213	262
Other securities purchased	(698)	(6)
Other securities called, sold, and matured	685	8
Other, net	(39)	(15)
Net cash provided by (used for) investing activities	(630)	106

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	1,578	5,456
Repayment of long-term debt	(1,839)	(4,689)
Cash dividends	(670)	(472)
Withholding tax on share-based compensation	(5)	(6)
Net cash provided by (used for) financing activities	(936)	289

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(434)	1,595
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	2,723	1,632
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$2,289	$3,227

Supplemental cash flow information
Cash and cash equivalents	$1,782	$2,740
Restricted cash and restricted cash equivalents	507	487
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$2,289	$3,227

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2021

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

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this filing relates to both OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “we,” “us,” or “our.”

At June 30, 2021, the Apollo-Värde Group owned approximately 27.3% of OMH’s common stock.

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

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The amendments in this ASU become effective for the Company beginning January 1, 2023.

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

3. Finance Receivables

Our finance receivables consist of personal loans, which are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured.

Components of our net finance receivables were as follows:

(dollars in millions)	June 30, 2021	December 31, 2020

Gross finance receivables *	$17,947	$17,860
Unearned points and fees	(217)	(225)
Accrued finance charges	273	299
Deferred origination costs	160	150
Total	$18,163	$18,084
* Gross finance receivables equal the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges.

WHOLE LOAN SALE TRANSACTIONS

As of June 30, 2021 we have whole loan sale flow agreements, with remaining terms ranging between one to two years, with third-party buyers in which we agreed to sell a combined total of $120 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are sold to unconsolidated VIEs and are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in other revenue. Our first sale was executed in the first quarter of 2021. During the three and six months ended June 30, 2021, we sold $120 million and $165 million of gross finance receivables, respectively. The gain on the sales were $11 million and $15 million during the three and six months ended June 30, 2021, respectively.

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

At 90 days or more contractually past due, we consider our finance receivables to be nonperforming. We stop accruing finance charges and reverse finance charges previously accrued on nonperforming loans. We reversed net accrued finance charges of $14 million and $34 million during the three and six months ended June 30, 2021, respectively, and $22 million and $50 million during the three and six months ended June 30, 2020, respectively. Finance charges recognized from the contractual interest portion of payments received on nonaccrual finance receivables totaled $3 million and $8 million during the three and six months ended June 30, 2021, respectively, and $4 million and $8 million during the three and six months ended June 30, 2020, respectively. All loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

The following tables below are a summary of our finance receivables by the year of origination and number of days delinquent, our key credit quality indicator:

(dollars in millions)	2021	2020	2019	2018	2017	Prior	Total

June 30, 2021
Performing
Current	$5,561	$6,101	$4,025	$1,364	$372	$174	$17,597
30-59 days past due	18	79	64	25	9	6	201
60-89 days past due	8	50	38	14	5	3	118
Total performing	5,587	6,230	4,127	1,403	386	183	17,916
Nonperforming (Nonaccrual)
90-179 days past due	4	101	88	31	10	6	240
180 days or more past due	—	3	3	1	—	—	7
Total nonperforming	4	104	91	32	10	6	247
Total	$5,591	$6,334	$4,218	$1,435	$396	$189	$18,163

(dollars in millions)	2020	2019	2018	2017	2016	Prior	Total

December 31, 2020
Performing
Current	$8,659	$5,691	$2,064	$651	$184	$106	$17,355
30-59 days past due	72	106	44	18	6	5	251
60-89 days past due	44	72	28	11	4	3	162
Total performing	8,775	5,869	2,136	680	194	114	17,768
Nonperforming (Nonaccrual)
90-179 days past due	62	154	59	22	8	5	310
180 days or more past due	1	3	1	1	—	—	6
Total nonperforming	63	157	60	23	8	5	316
Total	$8,838	$6,026	$2,196	$703	$202	$119	$18,084

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	June 30, 2021	December 31, 2020

TDR gross finance receivables	$676	$689
TDR net finance receivables *	680	691
Allowance for TDR finance receivable losses	305	314
* TDR net finance receivables — TDR gross finance receivables net of unearned points and fees, accrued finance charges, and deferred origination costs.

TDR average net finance receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

TDR average net finance receivables	$686	$698	$688	687
TDR finance charges recognized	14	13	27	25

Information regarding the new volume of the TDR finance receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Pre-modification TDR net finance receivables	$112	$129	$228	$287
Post-modification TDR net finance receivables:
Rate reduction	79	75	156	175
Other *	33	54	71	112
Total post-modification TDR net finance receivables	$112	$129	$227	$287
Number of TDR accounts	13,691	17,381	28,199	39,199
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

TDR net finance receivables *	$27	$26	$56	$57
Number of TDR accounts	3,743	3,787	7,926	8,339
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

4. Allowance for Finance Receivable Losses

We establish an allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by the level of contractual delinquency in the portfolio, specifically in the late-stage delinquency buckets and inclusive of the migration of the loans through the delinquency buckets. We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the impacts and expected recovery of the global outbreak of a novel strain of coronavirus (“COVID-19”) on the U.S. economy. Our forecast leveraged economic projections from an industry leading forecast provider. We also incorporated estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. At June 30, 2021, our economic forecast used a reasonable and supportable period of 12 months. The decrease in our allowance for finance receivable losses for the three and six months ended June 30, 2021 was primarily due to an improved outlook for unemployment and macroeconomic conditions. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Balance at beginning of period	$2,062	$2,182	$2,269	$829
Impact of adoption of ASU 2016-13 *	—	—	—	1,118
Provision for finance receivable losses	132	423	130	954
Charge-offs	(252)	(321)	(507)	(657)
Recoveries	58	40	108	80
Balance at end of period	$2,000	$2,324	$2,000	$2,324
* As a result of the adoption of ASU 2016-13, on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses and a corresponding cumulative reduction to retained earnings, net of tax. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2016-13.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	June 30, 2021	December 31, 2020

Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,695	$1,955
TDR finance receivables	305	314
Total	$2,000	$2,269

Finance receivables:
Collectively evaluated for impairment	$17,483	$17,393
TDR net finance receivables	680	691
Total	$18,163	$18,084

Allowance for finance receivable losses as a percentage of finance receivables	11.01%	12.55%

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2021*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	82	4	—	86
Commercial paper	37	—	—	37
Non-U.S. government and government sponsored entities	143	6	—	149
Corporate debt	1,187	78	(2)	1,263
Mortgage-backed, asset-backed, and collateralized:
RMBS	189	4	(1)	192
CMBS	52	2	—	54
CDO/ABS	81	2	(1)	82
Total	$1,784	$96	$(4)	$1,876

December 31, 2020*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	87	5	—	92
Commercial paper	28	—	—	28
Non-U.S. government and government sponsored entities	137	9	—	146
Corporate debt	1,124	95	(1)	1,218
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	7	—	215
CMBS	55	3	—	58
CDO/ABS	77	2	(1)	78
Total	$1,728	$121	$(2)	$1,847
* There was no allowance for credit losses related to our investment securities as of June 30, 2021 and December 31, 2020.

Interest receivables reported in “Other assets” totaled $13 million and $12 million as of June 30, 2021 and December 31, 2020, respectively. There were no amounts reversed from investment revenue for available-for-sale securities for the three and six months ended June 30, 2021 and 2020.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2021
U.S. government and government sponsored entities	$1	$—	$—	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	4	—	—	—	4	—
Commercial paper	3	—	—	—	3	—
Non-U.S. government and government sponsored entities	5	—	1	—	6	—
Corporate debt	99	(2)	11	—	110	(2)
Mortgage-backed, asset-backed, and collateralized:
RMBS	47	(1)	1	—	48	(1)
CDO/ABS	16	(1)	4	—	20	(1)
Total	$175	$(4)	$17	$—	$192	$(4)

December 31, 2020
Obligations of states, municipalities, and political subdivisions	$2	$—	$—	$—	$2	$—
Commercial paper	19	—	—	—	19	—
Non-U.S. government and government sponsored entities	1	—	—	—	1	—
Corporate debt	45	(1)	8	—	53	(1)
Mortgage-backed, asset-backed, and collateralized:
CMBS	8	—	—	—	8	—
CDO/ABS	17	(1)	—	—	17	(1)
Total	$92	$(2)	$8	$—	$100	$(2)

On a lot basis, we had 262 and 148 investment securities in an unrealized loss position at June 30, 2021 and December 31, 2020, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of June 30, 2021, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of June 30, 2021, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2021 and 2020, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and six months ended June 30, 2021 and 2020.

The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2021 totaled $72 million and $139 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2020 totaled $47 million and $105 million, respectively. The net realized gains and losses were immaterial during the three and six months ended June 30, 2021 and 2020.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2021 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$153	$153
Due after 1 year through 5 years	587	555
Due after 5 years through 10 years	627	591
Due after 10 years	181	163
Mortgage-backed, asset-backed, and collateralized securities	328	322
Total	$1,876	$1,784

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $594 million and $604 million at June 30, 2021 and December 31, 2020, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2021	December 31, 2020

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$1	$1
Corporate debt	12	17
Mortgage-backed, asset-backed, and collateralized bonds	30	17
Total bonds	43	35
Preferred stock *	19	13
Common stock *	31	27
Total	$93	$75
* We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains on other securities held were immaterial for the three and six months ended June 30, 2021. Net unrealized gains on other securities held were $6 million for the three months ended June 30, 2020. Net unrealized losses on other securities held were $7 million for the six months ended June 30, 2020. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and six months ended June 30, 2021 and 2020.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations by period) by type of debt at June 30, 2021 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.77% - 6.94%	3.50% - 8.88%	1.93%

Remainder of 2021	$—	$—	$—	$—
2022	—	992	—	992
2023	—	1,175	—	1,175
2024	—	1,300	—	1,300
2025	—	1,835	—	1,835
2026-2067	—	4,750	350	5,100
Securitizations (c)	7,499	—	—	7,499
Total principal maturities	$7,499	$10,052	$350	$17,901

Total carrying amount	$7,466	$9,967	$172	$17,605
Debt issuance costs (d)	$(30)	$(88)	$—	$(118)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.

(b) The interest rates shown are the range of contractual rates in effect at June 30, 2021.

(c) Securitizations are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At June 30, 2021, there were no amounts drawn under our revolving conduit facilities. See Note 7 for further information on our long-term debt associated with securitizations and revolving conduit facilities.

(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $33 million at June 30, 2021 and are reported in “Other assets.”

Redemption of 7.75% Senior Notes Due 2021

On December 9, 2020, OMFC issued a notice of full redemption of its 7.75% Senior Notes due 2021. On January 8, 2021, OMFC paid a net aggregate amount of $681 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $47 million of net loss on repurchases and repayments of debt in the first quarter of 2021.

Social Bond Offering - Issuance of 3.50% Senior Notes Due 2027

OMFC issued its inaugural social bond offering on June 22, 2021 for a total of $750 million aggregate principal amount of 3.50% Senior Notes due 2027 (the “Social Bond”) under the Base Indenture, as supplemented by the Twelfth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	June 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	8,305	8,772
Allowance for finance receivable losses	906	1,085
Restricted cash and restricted cash equivalents	494	441
Other assets	33	33

Liabilities
Long-term debt	$7,466	$7,789
Other liabilities	14	15

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $75 million and $153 million during the three and six months ended June 30, 2021, respectively, compared to $90 million and $172 million during the three and six months ended June 30, 2020, respectively.

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

REVOLVING CONDUIT FACILITIES

We had access to 13 revolving conduit facilities with a total maximum borrowing capacity of $7.3 billion as of June 30, 2021. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of June 30, 2021. Amounts drawn on these facilities are collateralized by our personal loans.

At June 30, 2021, no amounts were drawn under these facilities.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

	At or for the Six Months Ended June 30,
(dollars in millions)	2021	2020

Balance at beginning of period	$148	$117
Less reinsurance recoverables	(3)	(4)
Net balance at beginning of period	145	113
Additions for losses and loss adjustment expenses incurred to:
Current year	109	174
Prior years *	(18)	(11)
Total	91	163
Reductions for losses and loss adjustment expenses paid related to:
Current year	(53)	(58)
Prior years	(67)	(47)
Total	(120)	(105)
Net balance at end of period	116	171
Plus reinsurance recoverables	3	3
Balance at end of period	$119	$174
*    Reflects (i) a redundancy in the prior years’ net reserves of $18 million at June 30, 2021, primarily due to favorable development of credit disability and unemployment claims during the period, and (ii) a redundancy in the prior years’ net reserves of $11 million at June 30, 2020, primarily due to a favorable development of credit life, term life, and credit disability claims during the period.

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Balance at beginning of period	134,477,096	134,309,707	134,341,724	136,101,156
Common stock issued	19,302	9,464	154,674	249,713
Common stock repurchased *	(612,355)	—	(612,355)	(2,031,698)
Balance at end of period	133,884,043	134,319,171	133,884,043	134,319,171
*    During the three and six months ended in June 30, 2021, the common stock repurchased were held in treasury. During the six months ended June 30, 2020 the common stock repurchased were retired.

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2021	2020	2021	2020

Numerator (basic and diluted):
Net income	$350	$89	$763	$121
Denominator:
Weighted average number of shares outstanding (basic)	134,255,916	134,316,252	134,330,229	135,112,676
Effect of dilutive securities *	388,434	63,324	392,895	147,720
Weighted average number of shares outstanding (diluted)	134,644,350	134,379,576	134,723,124	135,260,396
Earnings per share:
Basic	$2.61	$0.66	$5.68	$0.90
Diluted	$2.60	$0.66	$5.67	$0.90
* We have excluded weighted-average unvested restricted stock units totaling 11,068 and 483,644 for the three months ended June 30, 2021 and 2020, respectively, and 49,506 and 304,866 for the six months ended June 30, 2021 and 2020, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2021
Balance at beginning of period	$58	$1	$4	$17	$80
Other comprehensive income (loss) before reclassifications	13	—	1	(9)	5
Balance at end of period	$71	$1	$5	$8	$85

Three Months Ended June 30, 2020
Balance at beginning of period	$(1)	$3	$(8)	$—	$(6)
Other comprehensive income before reclassifications	67	—	4	—	71
Balance at end of period	$66	$3	$(4)	$—	$65

Six Months Ended June 30, 2021
Balance at beginning of period	$91	$1	$2	$—	$94
Other comprehensive income (loss) before reclassifications	(19)	—	3	8	(8)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	(1)
Balance at end of period	$71	$1	$5	$8	$85

Six Months Ended June 30, 2020
Balance at beginning of period	$41	$3	$—	$—	$44
Other comprehensive income (loss) before reclassifications	25	—	(4)	—	21
Balance at end of period	$66	$3	$(4)	$—	$65
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and six months ended June 30, 2021 and 2020.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2021 and 2020.

11. Income Taxes

We had a net deferred tax asset of $333 million and $405 million at June 30, 2021 and December 31, 2020, respectively. The decrease in our net deferred tax asset of $72 million was primarily due to the tax effect of the decrease in the allowance for finance receivable losses and the decrease due to tax amortization of goodwill.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the six months ended June 30, 2021 was 24.4%, compared to 24.6% for the same period in 2020. The effective tax rate for the six months ended June 30, 2021 and 2020 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2014 to 2018. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $10 million at June 30, 2021 and December 31, 2020. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

13. Segment Information

At June 30, 2021, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 3 and Note 18 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2021
Interest income	$1,069	$1	$1	$1,071
Interest expense	230	1	—	231
Provision for finance receivable losses	130	—	2	132
Net interest income after provision for finance receivable losses	709	—	(1)	708
Other revenues	147	4	(1)	150
Other expenses	382	6	7	395
Income (loss) before income tax expense (benefit)	$474	$(2)	$(9)	$463

Three Months Ended June 30, 2020
Interest income	$1,074	$1	$2	$1,077
Interest expense	266	1	4	271
Provision for finance receivable losses	422	—	1	423
Net interest income after provision for finance receivable losses	386	—	(3)	383
Other revenues	144	4	—	148
Other expenses	402	5	6	413
Income (loss) before income tax expense (benefit)	$128	$(1)	$(9)	$118

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Six Months Ended June 30, 2021
Interest income	$2,125	$3	$2	$2,130
Interest expense	462	2	1	465
Provision for finance receivable losses	127	—	3	130
Net interest income after provision for finance receivable losses	1,536	1	(2)	1,535
Other revenues	244	7	(10)	241
Other expenses	739	12	15	766
Income (loss) before income tax expense (benefit)	$1,041	$(4)	$(27)	$1,010

Assets	$20,301	$48	$2,028	$22,377

At or for the Six Months Ended June 30, 2020
Interest income	$2,174	$3	$7	$2,184
Interest expense	515	2	10	527
Provision for finance receivable losses	952	—	2	954
Net interest income after provision for finance receivable losses	707	1	(5)	703
Other revenues	281	9	(1)	289
Other expenses	809	12	10	831
Income (loss) before income tax expense (benefit)	$179	$(2)	$(16)	$161

Assets	$20,389	$70	$2,049	$22,508

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2021
Assets
Cash and cash equivalents	$1,784	$3	$—	$1,787	$1,787
Investment securities	53	1,908	8	1,969	1,969
Net finance receivables, less allowance for finance receivable losses	—	—	19,140	19,140	16,163
Restricted cash and restricted cash equivalents	507	—	—	507	507
Other assets *	—	—	53	53	52

Liabilities
Long-term debt	$—	$19,025	$—	$19,025	$17,605

December 31, 2020
Assets
Cash and cash equivalents	$2,255	$17	$—	$2,272	$2,272
Investment securities	44	1,870	8	1,922	1,922
Net finance receivables, less allowance for finance receivable losses	—	—	18,629	18,629	15,815
Restricted cash and restricted cash equivalents	451	—	—	451	451
Other assets *	—	2	60	62	62

Liabilities
Long-term debt	$—	$19,426	$—	$19,426	$17,800
*Other assets at June 30, 2021 and December 31, 2020 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2021
Assets
Cash equivalents in mutual funds	$1,148	$—	$—	$1,148
Cash equivalents in securities	—	3	—	3
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	86	—	86
Commercial paper	—	37	—	37
Non-U.S. government and government sponsored entities	—	149	—	149
Corporate debt	4	1,255	4	1,263
RMBS	—	192	—	192
CMBS	—	54	—	54
CDO/ABS	—	82	—	82
Total available-for-sale securities	4	1,868	4	1,876
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	11	1	12
RMBS	—	1	—	1
CDO/ABS	—	27	2	29
Total bonds	—	40	3	43
Preferred stock	19	—	—	19
Common stock	30	—	1	31
Total other securities	49	40	4	93
Total investment securities	53	1,908	8	1,969
Restricted cash equivalents in mutual funds	498	—	—	498
Total	$1,699	$1,911	$8	$3,618

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2020
Assets
Cash equivalents in mutual funds	$2,018	$—	$—	$2,018
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Certificates of deposit and commercial paper	—	28	—	28
Non-U.S. government and government sponsored entities	—	146	—	146
Corporate debt	5	1,207	6	1,218
RMBS	—	215	—	215
CMBS	—	58	—	58
CDO/ABS	—	78	—	78
Total available-for-sale securities	5	1,836	6	1,847
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	16	1	17
CDO/ABS	—	17	—	17
Total bonds	—	34	1	35
Preferred stock	13	—	—	13
Common stock	26	—	1	27
Total other securities	39	34	2	75
Total investment securities	44	1,870	8	1,922
Restricted cash equivalents in mutual funds	441	—	—	441
Total	$2,503	$1,887	$8	$4,398

Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2021 and 2020, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and six months ended June 30, 2021 and 2020.

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
~~•~~risks associated with the global outbreak of a novel strain of coronavirus (“COVID-19”), including additional strains of COVID-19 that continue to emerge, and the mitigation efforts by governments and related effects on us, our customers, and our employees;
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
•our inability to successfully implement our growth strategy for our consumer lending business;
•a change in the proportion of secured loans may affect our finance receivables and portfolio yield;
•increases in actual or projected delinquencies or net charge-offs or declines in collateral values;
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
•our substantial indebtedness, which could prevent us from meeting our obligations under our debt instruments and limit our ability to react to changes in the economy or our industry or limit our ability to incur additional borrowings;
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

Overview

We are a leading provider of responsible personal loan products, primarily to non-prime customers. Our network of approximately 1,400 branch offices in 44 states is staffed with expert personnel and is complemented by our centralized operations and our digital platform, which provides current and prospective customers the option of applying for a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers optional credit and non-credit insurance, and other products.

In addition to our loan originations, and insurance and other product sales activities, we service loans owned by us and service loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At June 30, 2021, we had approximately 2.27 million personal loans, of which 52% were secured by titled property, totaling $18.2 billion of net finance receivables, compared to approximately 2.30 million personal loans, of which 53% were secured by titled property, totaling $18.1 billion at December 31, 2020. At June 30, 2021, we also serviced 17 thousand personal loans for our whole loan sale partners for a combined total of 2.29 million customer accounts.

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

OUR SEGMENT

At June 30, 2021, C&I is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segment.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Issuance and Redemption of Unsecured Debt

Redemption of 7.75% Senior Notes Due 2021

On January 8, 2021, OMFC paid a net aggregate amount of $681 million, inclusive of accrued interest and premiums, to complete the redemption of its 7.75% Senior Notes due 2021.

Social Bond Offering - Issuance of 3.50% Senior Notes Due 2027

As part of our commitment to improve the financial well-being of hardworking Americans, OMFC issued its inaugural Social Bond offering on June 22, 2021 for a total of $750 million aggregate principal amount of 3.50% Senior Notes due 2027. We intend to allocate an amount equivalent to the net proceeds of the offering to finance or re-finance, in part or in full, a portfolio of new or existing loans that meet the eligibility criteria of the OneMain Social Bond Framework. This offering advances our goal of enabling access to responsible financial products and services for vulnerable and/or historically underserved populations. At least 75% of the loans funded by the Social Bond will be allocated to women and/or minority borrowers as outlined in OneMain’s Social Bond Framework, which is available on OneMain’s Investor Relations website.

For further information regarding the issuance and redemption of our unsecured debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Stock Repurchase Program

During the second quarter of 2021 we commenced our stock repurchase program. As of June 30, 2021, we have $120 million authorized share repurchase capacity, excluding fees and commissions, of OMH’s outstanding common stock remaining under the program. See “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report for further information on our shares repurchased.

Securitization Transaction Completed: OMFIT 2021-1

For information regarding the issuance of OMFIT 2021-1, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Cash Dividends to OMH's Common Stockholders

For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Apollo-Värde Group Share Sales

We entered into two underwriting agreements, in February and April of 2021, with certain entities managed by affiliates of Apollo-Värde Group, in their capacities as selling stockholders (the “Selling Stockholders”), and several underwriters (the “Underwriters”), for sale by the Selling Stockholders of up to 9,200,000 shares per agreement (a combined total of 18,400,000 shares) of OMH’s common stock. The two offerings closed during the first half of 2021 and resulted in the sale by the Selling Stockholders to the Underwriters for a total of 18,400,000 shares of OMH common stock. We did not receive any proceeds from the sales of the shares by the Selling Stockholders in either transactions.

Acquisition of Trim

On May 14, 2021, we completed our previously announced acquisition of Ask Benjamin, Inc. (“Trim”), a customer-focused financial wellness fintech company. The acquisition of Trim will enhance our mission to help our customers progress to a better financial future and further expand the ways in which we help our customers improve their financial well-being.

Management’s Response to the COVID-19 Pandemic

COVID-19 evolved into a global pandemic, resulting in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities continue to take steps to combat the spread of COVID-19, including the ongoing distribution of COVID-19 vaccines, which over time are designed to create “herd immunity” and diminish, if not eliminate, the crisis. During the pandemic, we continued to focus on assisting and supporting our customers and employees, while remaining committed to the safety of our employees. We continue to serve our customers by keeping our branch locations open with appropriate protective protocols in place and through our digital closing solutions. This combination has enhanced our operating performance through the pandemic and enabled us to serve and support our customers effectively during these unprecedented times. We believe the actions we have taken and the underlying strength of our balance sheet has positioned us to take advantage of growth opportunities as the economy continues to recover.

OUTLOOK

We are actively managing the continuing impacts of the COVID-19 pandemic and remain prepared for any additional opportunities or challenges that may impact our industry or business. The impact on our financial condition and results of operations depends on the continued progress of the economic recovery, which includes states actively open for business, and ultimately, unemployment rates. There is also uncertainty regarding the effects of additional strains of COVID-19 and the impact of any related government actions. Current trends of originations and credit performance are favorable, but we continue to diligently monitor the economy and its impact to our customers. We will continue to incorporate updates, as necessary, to our macroeconomic assumptions which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Our experienced management team continues to remain focused on our strategic priorities of maintaining a solid balance sheet, with an adequate liquidity runway and capital coverage, upholding a conservative and disciplined underwriting model, and building strong relationships with our customers. We are well positioned to continue supporting and serving our customers, investing in our business and driving growth while creating value for our stockholders as we effectively navigate the evolving economic, social, political, and regulatory environments in which we operate. We further describe our key initiatives and strategies under “Recent Developments and Outlook” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our Annual Report.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020

Interest income	$1,071	$1,077	$2,130	$2,184
Interest expense	231	271	465	527
Provision for finance receivable losses	132	423	130	954
Net interest income after provision for finance receivable losses	708	383	1,535	703
Other revenues	150	148	241	289
Other expenses	395	413	766	831
Income before income taxes	463	118	1,010	161
Income taxes	113	29	247	40
Net income	$350	$89	$763	$121

Share Data:
Earnings per share:
Diluted	$2.60	$0.66	$5.67	$0.90

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,163	$17,721	$18,163	$17,721
Number of accounts	2,270,043	2,305,877	2,270,043	2,305,877
Average net receivables	$17,717	$17,909	$17,770	$18,144
Yield	24.21%	24.16%	24.14%	24.16%
Gross charge-off ratio	5.70%	7.21%	5.75%	7.28%
Recovery ratio	(1.29)%	(0.89)%	(1.22)%	(0.89)%
Net charge-off ratio	4.40%	6.32%	4.54%	6.39%
30-89 Delinquency ratio	1.76%	1.63%	1.76%	1.63%
Origination volume	$3,835	$2,047	$6,119	$4,636
Number of accounts originated	389,220	194,480	614,322	471,253
Debt balances:
Long-term debt balance	$17,605	$18,010	$17,605	$18,010
Average daily debt balance	16,860	19,772	16,947	18,724
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three and Six Months Ended June 30, 2021 and 2020

Interest income decreased $6 million or 0.6% and $54 million or 2.5% for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020 primarily due to a decrease in our average net finance receivables.

Interest expense decreased $40 million or 14.8% and $62 million or 11.8% for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020 primarily due to a decrease in average debt along with a lower average cost of funds. See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $291 million or 68.8% and $824 million or 86.4% for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020 primarily due to an improved outlook for unemployment and macroeconomic conditions, along with the decrease in our charge-offs and the increase in recoveries aligning with governmental stimulus payments, as compared to a build in our allowance reserve in the same periods in 2020 primarily due to the uncertainty of expected credit losses at the onset of the COVID-19 pandemic.

Other revenues increased $2 million or 1.4% for the three months ended June 30, 2021 when compared to the same period in 2020 primarily due to a gain on the sales of finance receivables and an increase in membership plan fee revenue due to loan origination growth. The increase was partially offset by a decrease in investment revenue primarily driven by lower mark-to-market net gain on equity investment securities and lower interest rates on cash.

Other revenues decreased $48 million or 16.6% for the six months ended June 30, 2021 when compared to the same period in 2020 primarily due to the net loss on the redemption of the 7.75% Senior Notes due 2021, a decrease in insurance premium revenue on credit insurance products due to fewer loan originations in 2020, and a decrease in investment revenue driven by lower interest rates on cash. The decrease was partially offset by a gain on the sales of finance receivables, an increase in membership plans fee revenue due to loan origination growth, and investment revenue related to higher mark-to-market net gain on equity investment securities.

Other expenses decreased $18 million or 4.4% and $65 million or 7.8% for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020 primarily due to a decrease in insurance policy and benefits claims expense due to lower than expected involuntary unemployment insurance claims. The decrease was partially offset by an increase in general operating expenses due to our strategic investments in the business and growth in our receivables.

Income taxes totaled $113 million and $247 million for the three and six months ended June 30, 2021, respectively, compared to $29 million and $40 million for the three and six months ended June 30, 2020, respectively, due to higher pre-tax income in the current periods.

For the three and six months ended June 30, 2021, the effective tax rates were 24.4%. For the three and six months ended June 30, 2020, the effective tax rates were 24.7% and 24.6%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

NON-GAAP FINANCIAL MEASURES

Management uses adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. Adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes direct costs associated with COVID-19, acquisition-related transaction and integration expenses, net loss resulting from repurchases and repayments of debt, restructuring charges, additional net gain on sale of SpringCastle interests, and lower of cost or fair value adjustment on loans held for sale. Management believes adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income (loss) before income tax expense (benefit) on a Segment Accounting Basis to adjusted pretax income (loss) (non-GAAP) by segment and Consumer and Insurance pretax capital generation (non-GAAP) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$474	$128	$1,041	$179
Adjustments:
Direct costs associated with COVID-19	2	6	4	9
Acquisition-related transaction and integration expenses	—	2	—	8
Net loss on repurchases and repayments of debt	1	—	39	—
Restructuring charges	—	7	—	7
Adjusted pretax income (non-GAAP)	$477	$143	$1,084	$203

Provision for finance receivable losses	$130	$422	$127	$952
Net charge-offs	(194)	(282)	(399)	(578)
Pretax capital generation (non-GAAP)	$413	$283	$812	$577

Other
Loss before income taxes - Segment Accounting Basis	$(2)	$(1)	$(4)	$(2)
Adjustments:
Additional net gain on sale of SpringCastle interests	(1)	—	(1)	—
Lower of cost or fair value adjustment *	1	—	2	—
Adjusted pretax loss (non-GAAP)	$(2)	$(1)	$(3)	$(2)
* The carrying value of our remaining real estate loans classified in finance receivables held for sale exceeded their fair value, and accordingly, we have marked the loans to fair value and recorded an impairment in other revenue during the three and six months ended June 30, 2021.

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

CONSUMER AND INSURANCE

OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Interest income	$1,069	$1,074	$2,125	$2,174
Interest expense	230	266	462	515
Provision for finance receivable losses	130	422	127	952
Net interest income after provision for finance receivable losses	709	386	1,536	707
Other revenues	148	144	283	281
Other expenses	380	387	735	785
Adjusted pretax income (non-GAAP)	$477	$143	$1,084	$203

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,168	$17,732	$18,168	$17,732
Number of accounts	2,270,043	2,305,877	2,270,043	2,305,877
Average net receivables	$17,722	$17,921	$17,776	$18,159
Yield	24.18%	24.09%	24.11%	24.08%
Gross charge-off ratio	5.70%	7.22%	5.75%	7.29%
Recovery ratio	(1.29)%	(0.89)%	(1.22)%	(0.89)%
Net charge-off ratio	4.41%	6.33%	4.54%	6.40%
30-89 Delinquency ratio	1.76%	1.63%	1.76%	1.63%
Origination volume	$3,835	$2,047	$6,119	$4,636
Number of accounts originated	389,220	194,480	614,322	471,253
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three and Six Months Ended June 30, 2021 and 2020

Interest income decreased $5 million or 0.5% and $49 million or 2.3% for the three and six months ended June 30, 2021 when compared to the same periods in 2020 primarily due to a decrease in our average net finance receivables.

Interest expense decreased $36 million or 13.5% and $53 million or 10.3% for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020 primarily due to a decrease in average debt along with a lower average cost of funds. See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $292 million or 69.2% and $825 million or 86.7% for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020 primarily due to an improved outlook for unemployment and macroeconomic conditions, along with the decrease in our charge-offs and the increase in recoveries aligning with governmental stimulus payments, as compared to a build in our allowance reserve in the same periods in 2020 primarily due to the uncertainty of expected credit losses at the onset of the COVID-19 pandemic.

Other revenues increased $4 million or 2.8% and $2 million or 0.7% for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020 primarily due to a gain on the sales of finance receivables and an increase in membership plan fee revenue due to loan origination growth. The increase was partially offset by a decrease in investment revenue primarily driven by lower interest rates on cash.

Other expenses decreased $7 million or 1.8% and $50 million or 6.4% for the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020 primarily due to a decrease in insurance policy and benefits claims expense due to lower than expected involuntary unemployment insurance claims. The decrease was partially offset by an increase in general operating expenses due to our strategic investments in the business and growth in our receivables.

OTHER

“Other” consists of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

OMH's adjusted pretax loss of the Other components on an adjusted Segment Accounting Basis was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020

Interest income	$1	$1	$3	$3
Interest expense	1	1	2	2
Net interest income after provision for finance receivable losses	—	—	1	1
Other revenues	4	4	8	9
Other expenses	6	5	12	12
Adjusted pretax loss (non-GAAP)	$(2)	$(1)	$(3)	$(2)

Net finance receivables of the Other components, reported in “Other assets,” on a Segment Accounting Basis were as follows:

	June 30,
(dollars in millions)	2021	2020

Net finance receivables held for sale:
Other receivables	$43	$61

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $18.2 billion at June 30, 2021 and $18.1 billion at December 31, 2020. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments.

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

When finance receivables are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and we transfer collection of these accounts to our centralized operations. Use of our centralized operations teams for managing late-stage delinquency allows us to apply more advanced collection technologies and tools, and drives operating efficiencies in servicing. At 90 days contractually past due, we consider our finance receivables to be nonperforming. We stop accruing finance charges and reverse finance charges previously accrued on nonperforming loans.

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

June 30, 2021
Current	$17,601	$(4)	$17,597
30-59 days past due	202	(1)	201
Delinquent (60-89 days past due)	118	—	118
Performing	17,921	(5)	17,916

Nonperforming (90+ days past due)	247	—	247
Total net finance receivables	$18,168	$(5)	$18,163

Delinquency ratio
30-89 days past due	1.76%	*	1.76%
30+ days past due	3.12%	*	3.12%
60+ days past due	2.01%	*	2.01%
90+ days past due	1.36%	*	1.36%

December 31, 2020
Current	$17,362	$(7)	$17,355
30-59 days past due	251	—	251
Delinquent (60-89 days past due)	162	—	162
Performing	17,775	(7)	17,768

Nonperforming (90+ days past due)	316	—	316
Total net finance receivables	$18,091	$(7)	$18,084

Delinquency ratio
30-89 days past due	2.28%	*	2.28%
30+ days past due	4.03%	*	4.03%
60+ days past due	2.64%	*	2.64%
90+ days past due	1.75%	*	1.75%
* Not applicable

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the impacts and continued recovery of COVID-19 on the U.S. economy. We also considered known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. Our forecast leveraged economic projections from an industry leading forecast provider. At June 30, 2021, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2021
Balance at beginning of period	$2,075	$(13)	$2,062
Provision for finance receivable losses	130	2	132
Charge-offs	(252)	—	(252)
Recoveries	58	—	58
Balance at end of period	$2,011	$(11)	$2,000

Three Months Ended June 30, 2020
Balance at beginning of period	$2,202	$(20)	$2,182
Provision for finance receivable losses	422	1	423
Charge-offs	(322)	1	(321)
Recoveries	40	—	40
Balance at end of period	$2,342	$(18)	$2,324

Six Months Ended June 30, 2021
Balance at beginning of period	$2,283	$(14)	$2,269
Provision for finance receivable losses	127	3	130
Charge-offs	(507)	—	(507)
Recoveries	108	—	108
Balance at end of period	$2,011	$(11)	$2,000

Allowance ratio	11.07%	(a)	11.01%

Six Months Ended June 30, 2020
Balance at beginning of period	$849	$(20)	$829
Impact of adoption of ASU 2016-13 (b)	1,119	(1)	1,118
Provision for finance receivable losses	952	2	954
Charge-offs	(658)	1	(657)
Recoveries	80	—	80
Balance at end of period	$2,342	$(18)	$2,324

Allowance ratio	13.21%	(a)	13.12%
(a) Not applicable.
(b) As a result of the adoption of ASU 2016-13, we recorded a one-time adjustment to the allowance for finance receivable losses.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables decreased from prior period primarily due to an improved outlook for unemployment and macroeconomic conditions as compared to a build in our allowance reserve in the same period in 2020 primarily due to the uncertainty of expected credit losses at the onset of the COVID-19 pandemic. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

June 30, 2021
TDR net finance receivables	$708	$(28)	$680
Allowance for TDR finance receivable losses	318	(13)	305

December 31, 2020
TDR net finance receivables	$728	$(37)	$691
Allowance for TDR finance receivable losses	332	(18)	314

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

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	June 30, 2021	December 31, 2020

FICO scores *
660 or higher	$5,301	$4,653
620-659	5,145	4,877
619 or below	7,717	8,554
Total	$18,163	$18,084
* Due to the impact of COVID-19, FICO scores as of June 30, 2021 and December 31, 2020 may have been impacted by government stimulus measures, borrower assistance programs, and potentially inconsistent reporting to credit bureaus.

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, secured debt, unsecured debt, borrowings from revolving conduit facilities, whole loan sales, and equity. We may also utilize other sources in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims, and expenditures relating to upgrading and monitoring our technology platform, risk systems, and branch locations.

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

During the six months ended June 30, 2021, OMH generated net income of $763 million. OMH’s net cash inflow from operating and investing activities totaled $500 million for the six months ended June 30, 2021. At June 30, 2021, our scheduled principal and interest payments for the remainder of 2021 on our existing debt (excluding securitizations) totaled $301 million. As of June 30, 2021, we had $9.7 billion of unencumbered gross finance receivables.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 24 months.

OMFC’s Issuance and Notice of Redemption of Unsecured Debt

For information regarding the issuance and notice of redemption of OMFC's unsecured debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2021, we completed one personal loan securitization (OMFIT 2021-1, see “Securitized Borrowings” below), and redeemed one personal loan securitization (OMFIT 2017-1). At June 30, 2021, we had $8.2 billion of gross finance receivables pledged as collateral for our securitization transactions.

During the six months ended June 30, 2021, we entered into one new revolving conduit facility and terminated one revolving conduit facility.

At June 30, 2021, the borrowing capacity of our revolving conduit facilities was $7.3 billion, and no amounts were drawn nor were any personal loans pledged as collateral under these facilities.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt and revolving conduit facilities.

Stock Repurchased

During the three months ended June 30, 2021, OMH repurchased and held in treasury 612,355 shares of its common stock for an aggregate total of $35 million, including commissions and fees. To provide funding for the OMH stock repurchase, the OMFC Board of Directors authorized dividend payments in the amount of $60 million. For additional information regarding the shares repurchased see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report for further information on our stock repurchased.

Cash Dividend to OMH's Common Stockholders

As of June 30, 2021, the dividend declarations for the current year by OMH's board of directors were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 8, 2021	February 18, 2021	February 25, 2021	$3.95	*	$531
April 26, 2021	May 6, 2021	May 13, 2021	$0.70		$94
Total			$4.65		$625
* Includes the minimum quarterly dividend, which was $0.45 per share as of February 8, 2021.

To provide funding for the dividend, OMFC paid dividends of $626 million to OMH during the six months ended June 30, 2021.

On July 21, 2021, OMH declared a dividend of $4.20 per share payable on August 13, 2021 to record holders of OMH's common stock as of the close of business on August 6, 2021. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $563 million payable on or after August 6, 2021.

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

Whole Loan Sale Transactions

As of June 30, 2021, we have whole loan sale flow agreements, with remaining terms ranging between one to two years, with third-party buyers in which we agreed to sell a combined total of $120 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest . Our first sale was executed in the first quarter of 2021. During the three and six months ended June 30, 2021, we sold $120 million and $165 million of gross finance receivables, respectively. For further information on the whole loan sale transactions, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $1.1 billion for the six months ended June 30, 2021 reflected net income of $763 million, the impact of non-cash items, and an unfavorable change in working capital of $6 million. Net cash provided by operations of $1.2 billion for the six months ended June 30, 2020 reflected net income of $121 million, the impact of non-cash items, and a favorable change in working capital of $53 million.

OMH's Investing Activities

Net cash used for investing activities of $630 million for the six months ended June 30, 2021 was primarily due to net principal originations of finance receivables and purchases of available-for-sale and other securities, partially offset by calls, sales, and maturities of available-for-sale and other securities and proceeds from sales of finance receivables. Net cash provided by investing activities of $106 million for the six months ended June 30, 2020 was primarily due to calls, sales, and maturities of investment securities, partially offset by purchases of available-for-sale securities.

OMH's Financing Activities

Net cash used for financing activities of $929 million for the six months ended June 30, 2021 was primarily due to debt repayments, cash dividends paid, and the cash paid on the common stock repurchased in the period, partially offset by the issuances of OMFIT 2021-1 securitization and the Social Bond. Net cash provided by financing activities of $285 million for the six months ended June 30, 2020 was primarily due to the issuances of 8.875% Senior Notes due 2025 and OMFIT 2020-1 securitization offset by debt repayments, cash dividends paid, and the cash paid on the common stock repurchased during the period.

OMH's Cash and Investments

At June 30, 2021, we had $1.8 billion of cash and cash equivalents, which included $158 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2021, we had $2.0 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay any dividends during the six months ended June 30, 2021 and 2020. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2020.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933. As of June 30, 2021, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2015-B	$314	$336	$100	$127	4.42%	5 years
SLFT 2017-A	652	685	266	323	3.39%	3 years
OMFIT 2015-3	293	329	140	160	4.85%	5 years
OMFIT 2016-3	350	397	280	353	4.40%	5 years
OMFIT 2018-1	632	650	478	519	3.68%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	449	493	3.90%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	821	958	4.12%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1 (c)	850	904	850	904	1.56%	5 years
ODART 2018-1	947	964	415	445	3.72%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$9,285	$9,900	$7,499	$8,372
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of June 30, 2021.
(c) On May 26, 2021, we issued $850 million of notes backed by personal loans. The notes mature in June of 2036.

Revolving Conduit Facilities
In addition to the structured financings, we have access to 13 revolving conduit facilities with a total borrowing capacity of $7.3 billion as of June 30, 2021:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

Mystic River Funding, LLC	$850	$—
OneMain Financial Auto Funding I, LLC	850	—
OneMain Financial Funding VII, LLC	850	—
OneMain Financial Funding IX, LLC	850	—
Seine River Funding, LLC	650	—
Chicago River Funding, LLC	500	—
Columbia River Funding, LLC	500	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	500	—
Thayer Brook Funding, LLC	500	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
Total	$7,300	$—

On July 15, 2021, we entered into a new revolving conduit facility with River Thames Funding, LLC and a third party lender. Under the agreement, we may borrow up to a maximum principal balance of $250 million with any amounts drawn collateralized by our personal loans.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2021 or December 31, 2020.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2021.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume is generally highest during the second and fourth quarters of the year, primarily due to marketing efforts and seasonality of demand. Demand for our personal loans is usually lower in January and February after the holiday season and as a result of tax refunds. Delinquencies on our personal loans are generally lower in the first and second quarters and tend to rise throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year. The seasonality impact on our delinquency trend continues to be affected by the COVID-19 pandemic and mitigating efforts from government stimulus measures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk previously disclosed in Part II - Item 7A included in our Annual Report.

Item 4. Controls and Procedures.

CONTROLS AND PROCEDURES OF ONEMAIN HOLDINGS, INC.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that the information OMH is required to disclose in reports that OMH files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2021, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of June 30, 2021 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

CONTROLS AND PROCEDURES OF ONEMAIN FINANCE CORPORATION

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that the information OMFC is required to disclose in reports that OMFC files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2021, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of June 30, 2021 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should consider the factors discussed in Part I - Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of our common stock during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1 - April 30	—	$—	$—	$154,687,295
May 1 - May 31	385,088	54.87	385,088	133,558,152
June 1 - June 30	227,267	59.01	227,267	$120,146,427
Total	612,355	$56.41	612,355
*    OMH Board of Directors approved a $200 million stock repurchase program, excluding commission and fees, with no stated expiration during the first quarter of 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibit Index.

Exhibit Number	Description

1.1
Underwriting Agreement, dated April 29, 2021, among OneMain Holdings, Inc., OMH (ML), L.P. and V-OMH (ML) II, L.P., as selling stockholders, and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to OMH’s Current Report on Form 8-K filed on May 4, 2021.

1.2
Underwriting Agreement, dated as of June 15, 2021, among OneMain Finance Corporation, OneMain Holdings, Inc., and BNP Paribas Securities Corp., Citigroup Global Markets Inc. and Mizuho Securities USA LLC, as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to OMH’s Current Report on Form 8-K filed on June 17, 2021.

4.1
Twelfth Supplemental Indenture relating to the Notes, dated as of June 22, 2021, among OneMain Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee (including the form of 3.500% Senior Notes due 2027 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on June 22, 2021.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	July 23, 2021	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	July 23, 2021	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)