Form 10-Q
period 2021-09-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2021-10-21
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2021

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At October 15, 2021, there were 131,356,199 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At October 15, 2021, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
3.875% Senior Notes due 2028	$600 million of 3.875% Senior Notes due 2028 issued by OMFC on August 11, 2021 and guaranteed by OMH
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2020, filed with the SEC on February 9, 2021
Apollo	Apollo Global Management, LLC and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds managed by Apollo and Värde
ARPA	American Rescue Plan Act of 2021 signed into law on March 11, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2016-13	the accounting standard issued by FASB in June of 2016, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Base Indenture	OMFC Indenture, dated as of December 3, 2014
CAA	Consolidated Appropriations Act of 2021 signed into law on December 27, 2020
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
Concurrent Share Buyback	the purchase of 1,700,000 shares of OMH common stock by OMH in accordance with a July 2021 underwriting agreement, and completed on August 3, 2021
COVID-19	the global outbreak of a novel strain of coronavirus
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO score	a credit score created by Fair Isaac Corporation
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables	the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH

Term or Abbreviation	Definition

Managed receivables	consist of our net finance receivables and finance receivables serviced for our whole loan sale partners
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation (formerly Springleaf Finance Corporation)
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Financial Holdings, LLC, collectively with its subsidiaries
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
Selling Stockholder	an entity managed by affiliates of Apollo Global Management, Inc. that agreed to sell shares of OMH common stock in two secondary public offerings in July and August 2021
SFC	Springleaf Finance Corporation (effective as of July 1, 2020, SFC was renamed to OMFC)
Social Bond	$750 million of 3.50% Senior Notes due 2027 issued by OMFC on June 22, 2021 and guaranteed by OMH
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Third Supplemental Indenture, dated as of May 15, 2017; Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Tenth Supplemental Indenture, dated as of May 14, 2020; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; and Thirteenth Supplemental Indenture, dated as of August 11, 2021
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Thirteenth Supplemental Indenture	Thirteenth Supplemental Indenture, dated as of August 11, 2021, to the Base Indenture
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Twelfth Supplemental Indenture	Twelfth Supplemental Indenture, dated as of June 22, 2021, to the Base Indenture
Underwriter	a third party that agreed to purchase OMH common stock from the Selling Stockholder in two secondary public offerings in July and August 2021
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
Värde	Värde Partners, Inc.

Term or Abbreviation	Definition

VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$821	$2,272
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.9 billion and $1.8 billion in 2021, respectively, and $1.8 billion and $1.7 billion in 2020, respectively)	1,963	1,922
Net finance receivables (includes loans of consolidated VIEs of $7.7 billion in 2021 and $8.8 billion in 2020)	18,843	18,084
Unearned insurance premium and claim reserves	(750)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $849 million in 2021 and $1.1 billion in 2020)	(2,061)	(2,269)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,032	15,044
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $445 million in 2021 and $441 million in 2020)	459	451
Goodwill	1,437	1,422
Other intangible assets	278	306
Other assets	973	1,054
Total assets	$21,963	$22,471

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $6.9 billion in 2021 and $7.8 billion in 2020)	$17,661	$17,800
Insurance claims and policyholder liabilities	616	621
Deferred and accrued taxes	9	45
Other liabilities (includes other liabilities of consolidated VIEs of $13 million in 2021 and $15 million in 2020)	556	564
Total liabilities	18,842	19,030
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 131,453,207 and 134,341,724 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,665	1,655
Accumulated other comprehensive income	77	94
Retained earnings	1,554	1,691
Treasury stock, at cost; 3,047,844 shares at September 30, 2021 and no shares at December 31, 2020, respectively	(176)	—
Total shareholders’ equity	3,121	3,441
Total liabilities and shareholders’ equity	$21,963	$22,471

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020

Interest income	$1,113	$1,089	$3,244	$3,273

Interest expense	237	255	703	781

Net interest income	876	834	2,541	2,492

Provision for finance receivable losses	226	231	356	1,186

Net interest income after provision for finance receivable losses	650	603	2,185	1,306

Other revenues:
Insurance	109	109	323	334
Investment	14	17	47	56
Net loss on repurchases and repayments of debt	(1)	(38)	(49)	(38)
Other	33	13	75	38
Total other revenues	155	101	396	390

Other expenses:
Salaries and benefits	229	186	613	568
Other operating expenses	155	134	457	425
Insurance policy benefits and claims	45	43	125	201
Total other expenses	429	363	1,195	1,194

Income before income taxes	376	341	1,386	502

Income taxes	88	91	335	131

Net income	$288	$250	$1,051	$371

Share Data:
Weighted average number of shares outstanding:
Basic	132,487,234	134,321,929	133,709,146	134,847,170
Diluted	132,924,333	134,507,549	134,096,382	134,999,487
Earnings per share:
Basic	$2.17	$1.86	$7.86	$2.75
Diluted	$2.17	$1.86	$7.84	$2.75

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Net income	$288	$250	$1,051	$371

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(9)	16	(34)	49
Foreign currency translation adjustments	(2)	2	1	(3)
Other	1	—	12	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	2	(4)	8	(11)
Foreign currency translation adjustments	—	—	—	1
Other	—	—	(3)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	(8)	14	(16)	36
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	(1)	(1)
Reclassification adjustments included in net income, net of tax	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	(8)	14	(17)	35

Comprehensive income	$280	$264	$1,034	$406

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended September 30, 2021
Balance, July 1, 2021	$1	$1,661	$85	$1,825	$(35)	$3,537
Common stock repurchased	—	—	—	—	(141)	(141)
Share-based compensation expense, net of forfeitures	—	4	—	—	—	4
Other comprehensive loss	—	—	(8)	—	—	(8)
Cash dividends *	—	—	—	(559)	—	(559)
Net income	—	—	—	288	—	288
Balance, September 30, 2021	$1	$1,665	$77	$1,554	$(176)	$3,121

Three Months Ended September 30, 2020
Balance, July 1, 2020	$1	$1,648	$65	$1,457	$—	$3,171
Share-based compensation expense, net of forfeitures	—	3	—	—	—	3
Other comprehensive income	—	—	14	—	—	14
Cash dividends *	—	—	—	(315)	—	(315)
Net income	—	—	—	250	—	250
Balance, September 30, 2020	$1	$1,651	$79	$1,392	$—	$3,123

* Cash dividends declared were $4.20 per share and $2.33 per share during the three months ended September 30, 2021 and 2020, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Nine Months Ended September 30, 2021
Balance, January 1, 2021	$1	$1,655	$94	$1,691	$—	$3,441
Common stock repurchased	—	—	—	—	(176)	(176)
Share-based compensation expense, net of forfeitures	—	16	—	—	—	16
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive loss	—	—	(17)	—	—	(17)
Cash dividends (a)	—	—	—	(1,188)	—	(1,188)
Net income	—	—	—	1,051	—	1,051
Balance, September 30, 2021	$1	$1,665	$77	$1,554	$(176)	$3,121

Nine Months Ended September 30, 2020
Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$—	$4,330
Net impact of adoption of ASU 2016-13 (b)	—	—	—	(828)	—	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	—	3,502
Common stock repurchased (c)	—	(45)	—	—	—	(45)
Share-based compensation expense, net of forfeitures	—	13	—	—	—	13
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive income	—	—	35	—	—	35
Cash dividends (a)	—	—	—	(747)	—	(747)
Net income	—	—	—	371	—	371
Balance, September 30, 2020	$1	$1,651	$79	$1,392	$—	$3,123
(a) Cash dividends declared were $8.85 per share and $5.49 per share during the nine months ended September 30, 2021 and 2020, respectively.
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
(c) The common stock repurchased was retired during the nine months ended September 30, 2020.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2021	2020

Cash flows from operating activities
Net income	$1,051	$371
Reconciling adjustments:
Provision for finance receivable losses	356	1,186
Depreciation and amortization	197	196
Deferred income tax charge (benefit)	57	(72)
Net loss on repurchases and repayments of debt	49	38
Share-based compensation expense, net of forfeitures	16	13
Other	(34)	5
Cash flows due to changes in other assets and other liabilities	(53)	(108)
Net cash provided by operating activities	1,639	1,629

Cash flows from investing activities
Net principal originations of finance receivables	(1,738)	(278)
Proceeds from sales of finance receivables	361	—
Available-for-sale securities purchased	(347)	(341)
Available-for-sale securities called, sold, and matured	294	383
Other securities purchased	(706)	(11)
Other securities called, sold, and matured	691	11
Other, net	(54)	(21)
Net cash used for investing activities	(1,499)	(257)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	2,168	6,445
Repayment of long-term debt	(2,384)	(6,212)
Cash dividends	(1,185)	(745)
Common stock repurchased	(176)	(45)
Withholding tax on share-based compensation	(6)	(6)
Net cash used for financing activities	(1,583)	(563)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,443)	809
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	2,723	1,632
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,280	$2,441

Supplemental cash flow information
Cash and cash equivalents	$821	$1,944
Restricted cash and restricted cash equivalents	459	497
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,280	$2,441

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$798	$2,272
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.9 billion and $1.8 billion in 2021, respectively, and $1.8 billion and $1.7 billion in 2020, respectively)	1,963	1,922
Net finance receivables (includes loans of consolidated VIEs of $7.7 billion in 2021 and $8.8 billion in 2020)	18,843	18,084
Unearned insurance premium and claim reserves	(750)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $849 million in 2021 and $1.1 billion in 2020)	(2,061)	(2,269)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,032	15,044
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $445 million in 2021 and $441 million in 2020)	459	451
Goodwill	1,437	1,422
Other intangible assets	278	306
Other assets	972	1,054
Total assets	$21,939	$22,471

Liabilities and Shareholder's Equity
Long-term debt (includes debt of consolidated VIEs of $6.9 billion in 2021 and $7.8 billion in 2020)	$17,661	$17,800
Insurance claims and policyholder liabilities	616	621
Deferred and accrued taxes	10	47
Other liabilities (includes other liabilities of consolidated VIEs of $13 million in 2021 and $15 million in 2020)	556	563
Total liabilities	18,843	19,031
Contingencies (Note 12)

Shareholder's equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at September 30, 2021 and December 31, 2020	5	5
Additional paid-in capital	1,909	1,899
Accumulated other comprehensive income	77	94
Retained earnings	1,105	1,442
Total shareholder's equity	3,096	3,440
Total liabilities and shareholder's equity	$21,939	$22,471

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Interest income	$1,113	$1,089	$3,244	$3,273

Interest expense	237	255	703	781

Net interest income	876	834	2,541	2,492

Provision for finance receivable losses	226	231	356	1,186

Net interest income after provision for finance receivable losses	650	603	2,185	1,306

Other revenues:
Insurance	109	109	323	334
Investment	14	17	47	56
Net loss on repurchases and repayments of debt	(1)	(38)	(49)	(38)
Other	33	13	75	38
Total other revenues	155	101	396	390

Other expenses:
Salaries and benefits	229	186	613	568
Other operating expenses	155	134	457	425
Insurance policy benefits and claims	45	43	125	201
Total other expenses	429	363	1,195	1,194

Income before income taxes	376	341	1,386	502

Income taxes	88	91	335	131

Net income	$288	$250	$1,051	$371

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Net income	$288	$250	$1,051	$371

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(9)	16	(34)	49
Foreign currency translation adjustments	(2)	2	1	(3)
Other	1	—	12	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	2	(4)	8	(11)
Foreign currency translation adjustments	—	—	—	1
Other	—	—	(3)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	(8)	14	(16)	36
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	(1)	(1)
Reclassification adjustments included in net income, net of tax	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	(8)	14	(17)	35

Comprehensive income	$280	$264	$1,034	$406

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended September 30, 2021
Balance, July 1, 2021	$5	$1,905	$85	$1,535	$3,530
Share-based compensation expense, net of forfeitures	—	4	—	—	4
Other comprehensive loss	—	—	(8)	—	(8)
Cash dividends	—	—	—	(718)	(718)
Net income	—	—	—	288	288
Balance, September 30, 2021	$5	$1,909	$77	$1,105	$3,096

Three Months Ended September 30, 2020
Balance, July 1, 2020	$5	$1,892	$65	$1,208	$3,170
Share-based compensation expense, net of forfeitures	—	3	—	—	3
Other comprehensive income	—	—	14	—	14
Cash dividends	—	—	—	(315)	(315)
Net income	—	—	—	250	250
Balance, September 30, 2020	$5	$1,895	$79	$1,143	$3,122

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Nine Months Ended September 30, 2021
Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Share-based compensation expense, net of forfeitures	—	16	—	—	16
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(17)	—	(17)
Cash dividends	—	—	—	(1,388)	(1,388)
Net income	—	—	—	1,051	1,051
Balance, September 30, 2021	$5	$1,909	$77	$1,105	$3,096

Nine Months Ended September 30, 2020
Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU 2016-13 *	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on shared-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	35	—	35
Cash dividends	—	—	—	(788)	(788)
Net income	—	—	—	371	371
Balance, September 30, 2020	$5	$1,895	$79	$1,143	$3,122

* As a result of the adoption of ASU 2016-13, on January 1, 2020, we recorded a one-time cumulative reduction to retained earnings, net of tax. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2016-13.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2021	2020

Cash flows from operating activities
Net income	$1,051	$371
Reconciling adjustments:
Provision for finance receivable losses	356	1,186
Depreciation and amortization	197	196
Deferred income tax charge (benefit)	57	(72)
Net loss on repurchases and repayments of debt	49	38
Share-based compensation expense, net of forfeitures	16	13
Other	(34)	5
Cash flows due to changes in other assets and other liabilities	(50)	(112)
Net cash provided by operating activities	1,642	1,625

Cash flows from investing activities
Net principal originations of finance receivables	(1,738)	(278)
Proceeds from sales of finance receivables	361	—
Available-for-sale securities purchased	(347)	(341)
Available-for-sale securities called, sold, and matured	294	383
Other securities purchased	(706)	(11)
Other securities called, sold, and matured	691	11
Other, net	(53)	(21)
Net cash used for investing activities	(1,498)	(257)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	2,168	6,445
Repayment of long-term debt	(2,384)	(6,212)
Cash dividends	(1,388)	(786)
Withholding tax on share-based compensation	(6)	(6)
Net cash used for financing activities	(1,610)	(559)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,466)	809
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	2,723	1,632
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,257	$2,441

Supplemental cash flow information
Cash and cash equivalents	$798	$1,944
Restricted cash and restricted cash equivalents	459	497
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,257	$2,441

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2021

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

At September 30, 2021, the Apollo-Värde Group owned approximately 13.4% of OMH’s common stock.

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

Components of our net finance receivables were as follows:

(dollars in millions)	September 30, 2021	December 31, 2020

Gross finance receivables *	$18,610	$17,860
Unearned points and fees	(226)	(225)
Accrued finance charges	282	299
Deferred origination costs	177	150
Total	$18,843	$18,084
* Gross finance receivables equal the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges.

WHOLE LOAN SALE TRANSACTIONS

As of September 30, 2021, we have whole loan sale flow agreements, with remaining terms ranging between one to two years, with third-party buyers in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are sold to unconsolidated VIEs and are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in other revenue. Our first sale was executed in the first quarter of 2021. During the three and nine months ended September 30, 2021, we sold $160 million and $325 million of gross finance receivables, respectively. The gain on the sales were $15 million and $30 million during the three and nine months ended September 30, 2021, respectively.

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

At 90 days or more contractually past due, we consider our finance receivables to be nonperforming. We stop accruing finance charges and reverse finance charges previously accrued on nonperforming loans. We reversed net accrued finance charges of $18 million and $52 million during the three and nine months ended September 30, 2021, respectively, and $16 million and $66 million during the three and nine months ended September 30, 2020, respectively. Finance charges recognized from the contractual interest portion of payments received on nonaccrual finance receivables totaled $2 million and $10 million during the three and nine months ended September 30, 2021, respectively, and $3 million and $12 million during the three and nine months ended September 30, 2020, respectively. All loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

The following tables below are a summary of our finance receivables by the year of origination and number of days delinquent, our key credit quality indicator:

(dollars in millions)	2021	2020	2019	2018	2017	Prior	Total

September 30, 2021
Performing
Current	$8,435	$4,947	$3,283	$1,063	$270	$135	$18,133
30-59 days past due	73	84	64	23	8	6	258
60-89 days past due	38	57	40	14	5	3	157
Total performing	8,546	5,088	3,387	1,100	283	144	18,548
Nonperforming (Nonaccrual)
90-179 days past due	36	122	89	30	10	6	293
180 days or more past due	—	1	1	—	—	—	2
Total nonperforming	36	123	90	30	10	6	295
Total	$8,582	$5,211	$3,477	$1,130	$293	$150	$18,843

(dollars in millions)	2020	2019	2018	2017	2016	Prior	Total

December 31, 2020
Performing
Current	$8,659	$5,691	$2,064	$651	$184	$106	$17,355
30-59 days past due	72	106	44	18	6	5	251
60-89 days past due	44	72	28	11	4	3	162
Total performing	8,775	5,869	2,136	680	194	114	17,768
Nonperforming (Nonaccrual)
90-179 days past due	62	154	59	22	8	5	310
180 days or more past due	1	3	1	1	—	—	6
Total nonperforming	63	157	60	23	8	5	316
Total	$8,838	$6,026	$2,196	$703	$202	$119	$18,084

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	September 30, 2021	December 31, 2020

TDR gross finance receivables	$652	$689
TDR net finance receivables *	656	691
Allowance for TDR finance receivable losses	281	314
* TDR net finance receivables are TDR gross finance receivables net of unearned points and fees, accrued finance charges, and deferred origination costs.

TDR average net finance receivables and finance charges recognized on TDR finance receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

TDR average net finance receivables	$665	$701	$681	692
TDR finance charges recognized	13	13	40	38

Information regarding the new volume of the TDR finance receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Pre-modification TDR net finance receivables	$105	$105	$332	$392
Post-modification TDR net finance receivables:
Rate reduction	72	67	228	242
Other *	33	38	104	150
Total post-modification TDR net finance receivables	$105	$105	$332	$392
Number of TDR accounts	12,528	13,581	40,727	52,780
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

TDR net finance receivables *	$31	$20	$88	$77
Number of TDR accounts	4,221	2,947	12,147	11,286
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

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the impacts and expected recovery from the global outbreak of a novel strain of coronavirus (“COVID-19”) on the U.S. economy. Our forecast leveraged economic projections from an industry leading forecast provider. We also incorporated estimated impacts from known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. At September 30, 2021, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three months ended September 30, 2021 was primarily due to growth in our loan portfolio. The decrease in our allowance for finance receivable losses for the nine months ended September 30, 2021 was primarily due to an improved outlook for unemployment and macroeconomic conditions, partially offset by growth in our loan portfolio. In the near-term, we may experience further changes to the macroeconomic assumptions within our forecast which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Balance at beginning of period	$2,000	$2,324	$2,269	$829
Impact of adoption of ASU 2016-13 *	—	—	—	1,118
Provision for finance receivable losses	226	231	356	1,186
Charge-offs	(223)	(274)	(730)	(931)
Recoveries	58	43	166	122
Balance at end of period	$2,061	$2,324	$2,061	$2,324
* As a result of the adoption of ASU 2016-13, on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses and a corresponding cumulative reduction to retained earnings, net of tax. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2016-13.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	September 30, 2021	December 31, 2020

Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,780	$1,955
TDR finance receivables	281	314
Total	$2,061	$2,269

Finance receivables:
Collectively evaluated for impairment	$18,187	$17,393
TDR net finance receivables	656	691
Total	$18,843	$18,084

Allowance for finance receivable losses as a percentage of finance receivables	10.94%	12.55%

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2021*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$14	$—	$—	$14
Obligations of states, municipalities, and political subdivisions	80	4	—	84
Commercial paper	28	—	—	28
Non-U.S. government and government sponsored entities	143	5	—	148
Corporate debt	1,213	72	(3)	1,282
Mortgage-backed, asset-backed, and collateralized:
RMBS	177	4	(1)	180
CMBS	50	2	—	52
CDO/ABS	83	1	—	84
Total	$1,788	$88	$(4)	$1,872

December 31, 2020*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	87	5	—	92
Commercial paper	28	—	—	28
Non-U.S. government and government sponsored entities	137	9	—	146
Corporate debt	1,124	95	(1)	1,218
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	7	—	215
CMBS	55	3	—	58
CDO/ABS	77	2	(1)	78
Total	$1,728	$121	$(2)	$1,847
* There was no material allowance for credit losses related to our investment securities as of September 30, 2021 and there was no allowance for credit losses as of December 31, 2020.

Interest receivables reported in “Other assets” totaled $13 million and $12 million as of September 30, 2021 and December 31, 2020, respectively. There were no amounts reversed from investment revenue for available-for-sale securities for the three and nine months ended September 30, 2021 and 2020.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2021
U.S. government and government sponsored entities	$1	$—	$—	$—	$1	$—
Obligations of states, municipalities, and political subdivisions	7	—	—	—	7	—
Commercial paper	1	—	—	—	1	—
Non-U.S. government and government sponsored entities	21	—	1	—	22	—
Corporate debt	153	(3)	8	—	161	(3)
Mortgage-backed, asset-backed, and collateralized:
RMBS	66	(1)	—	—	66	(1)
CDO/ABS	19	—	3	—	22	—
Total	$268	$(4)	$12	$—	$280	$(4)

December 31, 2020
Obligations of states, municipalities, and political subdivisions	$2	$—	$—	$—	$2	$—
Commercial paper	19	—	—	—	19	—
Non-U.S. government and government sponsored entities	1	—	—	—	1	—
Corporate debt	45	(1)	8	—	53	(1)
Mortgage-backed, asset-backed, and collateralized:
CMBS	8	—	—	—	8	—
CDO/ABS	17	(1)	—	—	17	(1)
Total	$92	$(2)	$8	$—	$100	$(2)

On a lot basis, we had 379 and 148 investment securities in an unrealized loss position at September 30, 2021 and December 31, 2020, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of September 30, 2021, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of September 30, 2021, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2021 and 2020, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and nine months ended September 30, 2021 and 2020.

The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2021 totaled $50 million and $189 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2020 totaled $74 million and $179 million, respectively. The net realized gains and losses were immaterial during the three and nine months ended September 30, 2021 and 2020.

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2021 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$146	$145
Due after 1 year through 5 years	577	548
Due after 5 years through 10 years	658	626
Due after 10 years	175	159
Mortgage-backed, asset-backed, and collateralized securities	316	310
Total	$1,872	$1,788

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $569 million and $604 million at September 30, 2021 and December 31, 2020, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2021	December 31, 2020

Fixed maturity other securities:
Bonds
Non-U.S. government and government sponsored entities	$—	$1
Corporate debt	11	17
Mortgage-backed, asset-backed, and collateralized bonds	28	17
Total bonds	39	35
Preferred stock *	22	13
Common stock *	30	27
Total	$91	$75
* We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains on other securities held were immaterial for the three and nine months ended September 30, 2021 and 2020. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and nine months ended September 30, 2021 and 2020.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations by period) by type of debt at September 30, 2021 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.81% - 6.94%	3.50% - 8.88%	1.88%

Remainder of 2021	$—	$—	$—	$—
2022	—	992	—	992
2023	—	1,175	—	1,175
2024	—	1,300	—	1,300
2025	—	1,835	—	1,835
2026-2067	—	5,349	350	5,699
Securitizations (c)	6,955	—	—	6,955
Total principal maturities	$6,955	$10,651	$350	$17,956

Total carrying amount	$6,924	$10,565	$172	$17,661
Debt issuance costs (d)	$(28)	$(89)	$—	$(117)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at September 30, 2021.
(c) Securitizations are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At September 30, 2021, there were no amounts drawn under our revolving conduit facilities. See Note 7 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, which totaled $33 million at September 30, 2021 and are reported in “Other assets.”

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

3.875% Senior Notes Due 2028 Offering

On August 11, 2021, OMFC issued a total of $600 million aggregate principal amount of 3.875% Senior Notes due 2028 (the “3.875% Senior Notes due 2028”) under the Base Indenture, as supplemented by the Thirteenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	September 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	7,731	8,772
Allowance for finance receivable losses	849	1,085
Restricted cash and restricted cash equivalents	445	441
Other assets	33	33

Liabilities
Long-term debt	$6,924	$7,789
Other liabilities	13	15

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $72 million and $225 million during the three and nine months ended September 30, 2021, respectively, compared to $84 million and $256 million during the three and nine months ended September 30, 2020, respectively.

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

REVOLVING CONDUIT FACILITIES

We had access to 14 revolving conduit facilities with a total maximum borrowing capacity of $7.3 billion as of September 30, 2021. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of September 30, 2021. Amounts drawn on these facilities are collateralized by our personal loans.

At September 30, 2021, no amounts were drawn under these facilities.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

	At or for the Nine Months Ended September 30,
(dollars in millions)	2021	2020

Balance at beginning of period	$148	$117
Less reinsurance recoverables	(3)	(4)
Net balance at beginning of period	145	113
Additions for losses and loss adjustment expenses incurred to:
Current year	158	221
Prior years *	(19)	(10)
Total	139	211
Reductions for losses and loss adjustment expenses paid related to:
Current year	(91)	(107)
Prior years	(79)	(60)
Total	(170)	(167)
Net balance at end of period	114	157
Plus reinsurance recoverables	3	3
Balance at end of period	$117	$160
*    Reflects (i) a redundancy in the prior years’ net reserves of $19 million at September 30, 2021, primarily due to favorable development of credit disability and unemployment claims during the period, and (ii) a redundancy in the prior years’ net reserves of $10 million at September 30, 2020, primarily due to a favorable development of credit life, term life, and credit disability claims during the period.

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Balance at beginning of period	133,884,043	134,319,171	134,341,724	136,101,156
Common stock issued	4,653	3,842	159,327	253,555
Common stock repurchased *	(2,435,489)	—	(3,047,844)	(2,031,698)
Balance at end of period	131,453,207	134,323,013	131,453,207	134,323,013
*    During the three and nine months ended September 30, 2021, the common stock repurchased were held in treasury. During the nine months ended September 30, 2020, the common stock repurchased was retired.

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2021	2020	2021	2020

Numerator (basic and diluted):
Net income	$288	$250	$1,051	$371
Denominator:
Weighted average number of shares outstanding (basic)	132,487,234	134,321,929	133,709,146	134,847,170
Effect of dilutive securities *	437,099	185,620	387,236	152,317
Weighted average number of shares outstanding (diluted)	132,924,333	134,507,549	134,096,382	134,999,487
Earnings per share:
Basic	$2.17	$1.86	$7.86	$2.75
Diluted	$2.17	$1.86	$7.84	$2.75
* We have excluded weighted-average unvested restricted stock units totaling 491,541 and 256,034 for the three months ended September 30, 2021 and 2020, respectively, and 322,430 and 303,913 for the nine months ended September 30, 2021 and 2020, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2021
Balance at beginning of period	$71	$1	$5	$8	$85
Other comprehensive income (loss) before reclassifications	(7)	—	(2)	1	(8)
Balance at end of period	$64	$1	$3	$9	$77

Three Months Ended September 30, 2020
Balance at beginning of period	$66	$3	$(4)	$—	$65
Other comprehensive income before reclassifications	12	—	2	—	14
Balance at end of period	$78	$3	$(2)	$—	$79

Nine Months Ended September 30, 2021
Balance at beginning of period	$91	$1	$2	$—	$94
Other comprehensive income (loss) before reclassifications	(26)	—	1	9	(16)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	(1)
Balance at end of period	$64	$1	$3	$9	$77

Nine Months Ended September 30, 2020
Balance at beginning of period	$41	$3	$—	$—	$44
Other comprehensive income (loss) before reclassifications	38	—	(2)	—	36
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—		(1)
Balance at end of period	$78	$3	$(2)	$—	$79
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and nine months ended September 30, 2021. There were no available-for-sale debt securities for which an allowance for credit losses was recorded during the three and nine months ended September 30, 2020.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2021 and 2020.

11. Income Taxes

We had a net deferred tax asset of $354 million and $405 million at September 30, 2021 and December 31, 2020, respectively. The decrease in our net deferred tax asset of $51 million was primarily due to the tax effect of the decrease in the allowance for finance receivable losses and the tax amortization of goodwill.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the nine months ended September 30, 2021 was 24.2%, compared to 26.1% for the same period in 2020. The effective tax rate for the nine months ended September 30, 2021 and 2020 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2018. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $8 million at September 30, 2021 and $10 million at December 31, 2020. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

During 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law. During 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was signed into law. Among other things, the provisions of these laws relate to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. Based on our review, we have determined the CARES Act, the CAA, and the ARPA will not have a material impact on our consolidated financial statements. We will continue to monitor legislative developments related to the COVID-19 pandemic.

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

13. Segment Information

At September 30, 2021, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 3 and Note 18 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2021
Interest income	$1,111	$1	$1	$1,113
Interest expense	235	1	1	237
Provision for finance receivable losses	224	—	2	226
Net interest income after provision for finance receivable losses	652	—	(2)	650
Other revenues	151	4	—	155
Other expenses	415	5	9	429
Income (loss) before income tax expense (benefit)	$388	$(1)	$(11)	$376

Three Months Ended September 30, 2020
Interest income	$1,086	$1	$2	$1,089
Interest expense	250	1	4	255
Provision for finance receivable losses	232	—	(1)	231
Net interest income after provision for finance receivable losses	604	—	(1)	603
Other revenues	99	4	(2)	101
Other expenses	352	6	5	363
Income (loss) before income tax expense (benefit)	$351	$(2)	$(8)	$341

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Nine Months Ended September 30, 2021
Interest income	$3,237	$4	$3	$3,244
Interest expense	698	3	2	703
Provision for finance receivable losses	351	—	5	356
Net interest income after provision for finance receivable losses	2,188	1	(4)	2,185
Other revenues	395	10	(9)	396
Other expenses	1,154	17	24	1,195
Income (loss) before income tax expense (benefit)	$1,429	$(6)	$(37)	$1,386

Assets	$19,897	$44	$2,022	$21,963

At or for the Nine Months Ended September 30, 2020
Interest income	$3,260	$4	$9	$3,273
Interest expense	765	3	13	781
Provision for finance receivable losses	1,184	—	2	1,186
Net interest income after provision for finance receivable losses	1,311	1	(6)	1,306
Other revenues	380	12	(2)	390
Other expenses	1,161	18	15	1,194
Income (loss) before income tax expense (benefit)	$530	$(5)	$(23)	$502

Assets	$19,743	$63	$2,051	$21,857

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2021
Assets
Cash and cash equivalents	$821	$—	$—	$821	$821
Investment securities	56	1,901	6	1,963	1,963
Net finance receivables, less allowance for finance receivable losses	—	—	19,845	19,845	16,782
Restricted cash and restricted cash equivalents	459	—	—	459	459
Other assets *	—	—	53	53	49

Liabilities
Long-term debt	$—	$18,933	$—	$18,933	$17,661

December 31, 2020
Assets
Cash and cash equivalents	$2,255	$17	$—	$2,272	$2,272
Investment securities	44	1,870	8	1,922	1,922
Net finance receivables, less allowance for finance receivable losses	—	—	18,629	18,629	15,815
Restricted cash and restricted cash equivalents	451	—	—	451	451
Other assets *	—	2	60	62	62

Liabilities
Long-term debt	$—	$19,426	$—	$19,426	$17,800
*Other assets at September 30, 2021 and December 31, 2020 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2021
Assets
Cash equivalents in mutual funds	$204	$—	$—	$204
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	14	—	14
Obligations of states, municipalities, and political subdivisions	—	84	—	84
Commercial paper	—	28	—	28
Non-U.S. government and government sponsored entities	—	148	—	148
Corporate debt	5	1,273	4	1,282
RMBS	—	180	—	180
CMBS	—	52	—	52
CDO/ABS	—	84	—	84
Total available-for-sale securities	5	1,863	4	1,872
Other securities
Bonds:
Corporate debt	—	10	1	11
RMBS	—	1	—	1
CDO/ABS	—	27	—	27
Total bonds	—	38	1	39
Preferred stock	22	—	—	22
Common stock	29	—	1	30
Total other securities	51	38	2	91
Total investment securities	56	1,901	6	1,963
Restricted cash equivalents in mutual funds	450	—	—	450
Total	$710	$1,901	$6	$2,617

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2020
Assets
Cash equivalents in mutual funds	$2,018	$—	$—	$2,018
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Certificates of deposit and commercial paper	—	28	—	28
Non-U.S. government and government sponsored entities	—	146	—	146
Corporate debt	5	1,207	6	1,218
RMBS	—	215	—	215
CMBS	—	58	—	58
CDO/ABS	—	78	—	78
Total available-for-sale securities	5	1,836	6	1,847
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	16	1	17
CDO/ABS	—	17	—	17
Total bonds	—	34	1	35
Preferred stock	13	—	—	13
Common stock	26	—	1	27
Total other securities	39	34	2	75
Total investment securities	44	1,870	8	1,922
Restricted cash equivalents in mutual funds	441	—	—	441
Total	$2,503	$1,887	$8	$4,398

Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2021 and 2020, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and nine months ended September 30, 2021 and 2020.

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
~~•~~risks associated with COVID-19 and the measures taken in response thereto;
•the sufficiency of our allowance for finance receivable losses;
•increased levels of unemployment and personal bankruptcies;
•natural or accidental events such as earthquakes, hurricanes, pandemics or floods affecting our customers, collateral, or our facilities;
•disruptions in the operation of our information systems, or other events disrupting business or commerce;
•a failure in or breach of our operational or security systems or infrastructure or those of third parties, including as a result of cyber-attacks;
•our credit risk scoring models may be inadequate;
•adverse changes in our ability to attract and retain employees or key executives;
•increased competition or adverse changes in customer responsiveness to our distribution channels or products;
•changes in federal, state, or local laws, regulations, or regulatory policies and practices or increased regulatory scrutiny of our industry;
•risks associated with our insurance operations;
•the costs and effects of any actual or alleged violations of any federal, state, or local laws, rules or regulations;
•the costs and effects of any fines, penalties, judgments, decrees, orders, inquiries, investigations, subpoenas, or enforcement or other proceedings of any governmental or quasi-governmental agency or authority;
•our substantial indebtedness and our continued ability to access the capital markets and maintain adequate current sources of funds to satisfy our cash flow requirements;
•our ability to comply with all our covenants; and
•the effects of any downgrade of our debt ratings by credit rating agencies.

We also direct readers to the other risks and uncertainties discussed in Part I - Item 1A. “Risk Factors” in our Annual Report and in other documents we file with the SEC.

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

Overview

We are a leading provider of responsible personal loan products, primarily to near-prime customers. Our network of approximately 1,400 branch offices in 44 states is staffed with expert personnel and is complemented by our centralized operations and our digital platform, which provides current and prospective customers the option of applying for a personal loan via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers optional credit and non-credit insurance, and other products.

In addition to our loan originations, and insurance and other product sales activities, we service loans owned by us and service loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At September 30, 2021, we had approximately 2.33 million personal loans, of which 51% were secured by titled property, totaling $18.8 billion of net finance receivables, compared to approximately 2.30 million personal loans, of which 53% were secured by titled property, totaling $18.1 billion at December 31, 2020. We also service personal loans for our whole loan sale partners which we commenced during the first quarter of 2021. At September 30, 2021, we managed a combined total of 2.37 million customer accounts and $19.1 billion of managed receivables.

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

OUR SEGMENT

At September 30, 2021, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segment.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Credit Cards - BrightWay and BrightWay+

As part of our mission to improve the financial well-being of hardworking Americans, we continue to invest in new products and services that help our customers solve for their present needs while helping them build a stronger financial tomorrow. In the third quarter of 2021, select branches began offering our two credit cards, BrightWay and BrightWay+, giving our customers access to more credit, while also enabling a better financial future. Our credit cards will help customers take concrete steps to improve their financial well-being by offering tangible rewards for credit building behaviors. This is an important milestone for our company as we continue to deepen our existing customer relationships, attract new customers, and become the lender of choice for near-prime consumers. During the remainder of 2021, we will continue to expand our credit cards offering across our branch network, and also introduce direct-to-consumer card marketing.

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

Issuance of 3.875% Senior Notes Due 2028

On August 11, 2021, OMFC issued a total of $600 million of aggregate principal amount of 3.875% Senior Notes due 2028.

For further information regarding the issuances and redemption of our unsecured debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitization Transactions Completed: OMFIT 2021-1 and ODART 2021-1

For information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Apollo-Värde Group Share Sales

We entered into two underwriting agreements, in February and April of 2021, with certain entities managed by affiliates of Apollo-Värde Group, in their capacities as selling stockholders (the “Selling Stockholders”), and several underwriters (the “Underwriters”), for sale by the Selling Stockholders of up to 9,200,000 shares per agreement (a combined total of 18,400,000 shares) of OMH’s common stock. The two secondary public offerings closed during the first half of 2021 and resulted in the sale by the Selling Stockholders to the Underwriters of 18,400,000 shares of OMH common stock. We did not receive any proceeds from the sales of the shares by the Selling Stockholders in these transactions.

We entered into two underwriting agreements, in July and August of 2021, with an entity managed by affiliates of Apollo, in its capacity as selling stockholder (the “Selling Stockholder”), and an underwriter (the “Underwriter”) for the sale by the Selling Stockholder of up to 10,925,000 and 8,050,000 shares, respectively, of OMH’s common stock. The two secondary public offerings closed during the third quarter of 2021 and resulted in the sale by the Selling Stockholder to the Underwriter for a total of 18,975,000 shares of OMH common stock. We did not receive any proceeds from the sale of the shares by the Selling Stockholders in either transaction.

Concurrent Share Buyback

On August 3, 2021, pursuant to the July 2021 underwriting agreement, we concurrently purchased from the Underwriter 1,700,000 of the shares of OMH common stock at a purchase price of $58.36 per share, which is equal to the price at which the Underwriter purchased the shares from the Selling Stockholder, resulting in an aggregate purchase price of $99 million (the “Concurrent Share Buyback”). The terms and conditions of the Concurrent Share Buyback were reviewed and approved by a special committee of the OMH Board of Directors, comprised of independent and disinterested directors of OMH. The Concurrent Share Buyback was made pursuant to a new OMH board authorization and did not reduce our availability under the stock repurchase program commenced during the second quarter of 2021. The Concurrent Share Buyback was funded from our existing cash on hand. The Underwriter did not receive any compensation for the shares of OMH common stock repurchased by OMH.

Stock Repurchase Program

During the second quarter of 2021 we commenced our stock repurchase program. As of September 30, 2021, we have $78 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program. See “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report for further information on our shares repurchased during the three months ended September 30, 2021.

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

Management’s Response to the COVID-19 Pandemic

In early 2020, COVID-19 evolved into a global pandemic, resulting in widespread volatility and deterioration in economic conditions across the United States. Governmental authorities continue to take steps to combat the spread of COVID-19, including the ongoing distribution of COVID-19 vaccines. During the pandemic, we continue to focus on assisting and supporting our customers and employees, while remaining committed to the safety of our employees. We continue to serve our customers by keeping our branch locations open with appropriate protective protocols in place and through our digital closing solutions. This combination has enhanced our operating performance through the pandemic and enabled us to serve and support our customers effectively during these unprecedented times. We believe the actions we have taken and the underlying strength of our balance sheet has positioned us to take advantage of growth opportunities as the economy continues to recover.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020

Interest income	$1,113	$1,089	$3,244	$3,273
Interest expense	237	255	703	781
Provision for finance receivable losses	226	231	356	1,186
Net interest income after provision for finance receivable losses	650	603	2,185	1,306
Other revenues	155	101	396	390
Other expenses	429	363	1,195	1,194
Income before income taxes	376	341	1,386	502
Income taxes	88	91	335	131
Net income	$288	$250	$1,051	$371

Share Data:
Earnings per share:
Diluted	$2.17	$1.86	$7.84	$2.75

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,843	$17,817	$18,843	$17,817
Number of accounts	2,334,395	2,297,167	2,334,395	2,297,167
Average net receivables	$18,545	$17,740	$18,029	$18,010
Yield	23.79%	24.39%	24.02%	24.24%
Gross charge-off ratio	4.76%	6.14%	5.41%	6.90%
Recovery ratio	(1.24)%	(0.95)%	(1.23)%	(0.91)%
Net charge-off ratio	3.52%	5.19%	4.19%	5.99%
30-89 Delinquency ratio	2.20%	1.95%	2.20%	1.95%
Origination volume	$3,870	$2,887	$9,989	$7,523
Number of accounts originated	404,602	300,376	1,018,924	771,628
Debt balances:
Long-term debt balance	$17,661	$17,531	$17,661	$17,531
Average daily debt balance	17,680	17,546	17,192	18,331
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for the Three and Nine Months Ended September 30, 2021 and 2020

Interest income increased $24 million or 2% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest income decreased $29 million or 1% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to lower yield.

Interest expense decreased $18 million or 7% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

Interest expense decreased $78 million or 10% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to a decrease in average debt along with a lower average cost of funds.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $5 million or 2% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily driven by a decrease in our net charge-offs due to improved credit performance aligning with governmental stimulus payments, partially offset by a build in our allowance for finance receivable losses due to growth in our loan portfolio.

Provision for finance receivable losses decreased $830 million or 70% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to an improved outlook for unemployment and macroeconomic conditions, along with the decrease in our net charge-offs due to improved credit performance aligning with governmental stimulus payments, as compared to a build in our allowance reserve at the onset of the COVID-19 pandemic.

Other revenues increased $54 million or 53% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to a net loss on the repurchase and repayment of debt in the prior year quarter and the gains on the sales of finance receivables associated with the whole loan sale program that commenced in the current year.

Other revenues increased $6 million or 2% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to the gains on the sales of finance receivables associated with the whole loan sale program that commenced in the current year and an increase in membership plans fee revenue due to loan origination growth. The increase was partially offset by higher net losses on the repurchases and repayments of debt and a decrease in investment revenue driven by lower interest rates on cash.

Other expenses increased $66 million or 18% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to the expense associated with the cash-settled stock-based awards in the current period and an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, including new products, compared to COVID-19 cost cutting measures in the prior year.

Other expenses remained relatively consistent for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to a decrease in insurance policy and benefits claims expense resulting from lower than expected involuntary unemployment insurance claims, offset by the expense associated with the cash-settled stock-based awards in the current period and an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, including new products, compared to COVID-19 cost cutting measures in the prior year.

Income taxes totaled $335 million for the nine months ended September 30, 2021 compared to $131 million in the same period in 2020 due to higher pre-tax income in the current period.

For the three and nine months ended September 30, 2021, the effective tax rates were 23.5% and 24.2%, respectively. For the three and nine months ended September 30, 2020, the effective tax rates were 26.8% and 26.1%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes the expense associated with the cash-settled stock-based awards, direct costs associated with COVID-19, acquisition-related transaction and integration expenses, net loss resulting from repurchases and repayments of debt, and restructuring charges. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

Management also uses C&I pretax capital generation, a non-GAAP financial measure, as a key performance measure of our segment. This measure represents C&I adjusted pretax income as discussed above and excludes the change in our C&I allowance for finance receivable losses in the period while still considering the C&I net charge-offs incurred during the period. Management believes that C&I pretax capital generation is useful in assessing the capital created in the period impacting the overall capital adequacy of the Company. Management believes that the Company’s reserves, combined with its equity, represent the Company’s loss absorption capacity.

Management utilizes both C&I adjusted pretax income (loss) and C&I pretax capital generation in evaluating our performance. Additionally, both of these non-GAAP measures are consistent with the performance goals established in OMH’s executive compensation program. C&I adjusted pretax income (loss) and C&I pretax capital generation are non-GAAP financial measures and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$388	$351	$1,429	$530
Adjustments:
Cash-settled stock-based awards	31	—	31	—
Direct costs associated with COVID-19	1	4	5	13
Acquisition-related transaction and integration expenses	—	2	—	10
Net loss on repurchases and repayments of debt	1	35	40	35
Restructuring charges	—	1	—	7
Adjusted pretax income (non-GAAP)	$421	$393	$1,505	$595

Provision for finance receivable losses	$224	$232	$351	$1,184
Net charge-offs	(165)	(232)	(564)	(810)
Pretax capital generation (non-GAAP)	$480	$393	$1,292	$969

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

See Note 18 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for a description of our segment and methodologies used to allocate revenues and expenses to our C&I segment. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for reconciliations of segment total to condensed consolidated financial statement amounts.

CONSUMER AND INSURANCE

OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020

Interest income	$1,111	$1,086	$3,237	$3,260
Interest expense	235	250	698	765
Provision for finance receivable losses	224	232	351	1,184
Net interest income after provision for finance receivable losses	652	604	2,188	1,311
Other revenues	152	134	435	415
Other expenses	383	345	1,118	1,131
Adjusted pretax income (non-GAAP)	$421	$393	$1,505	$595

Selected Financial Statistics *
Finance receivables held for investment:
Net finance receivables	$18,847	$17,826	$18,847	$17,826
Number of accounts	2,334,395	2,297,167	2,334,395	2,297,167
Average net receivables	$18,549	$17,750	$18,034	$18,023
Yield	23.77%	24.34%	24.00%	24.16%
Gross charge-off ratio	4.77%	6.15%	5.41%	6.91%
Recovery ratio	(1.24)%	(0.95)%	(1.22)%	(0.91)%
Net charge-off ratio	3.52%	5.20%	4.19%	6.00%
30-89 Delinquency ratio	2.20%	1.95%	2.20%	1.95%
Origination volume	$3,870	$2,887	$9,989	$7,523
Number of accounts originated	404,602	300,376	1,018,924	771,628
* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for the Three and Nine Months Ended September 30, 2021 and 2020

Interest income increased $25 million or 2% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest income decreased $23 million or 1% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to lower yield.

Interest expense decreased $15 million or 6% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

Interest expense decreased $67 million or 9% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to a decrease in average debt along with a lower average cost of funds.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $8 million or 3% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily driven by a decrease in our net charge-offs due to improved credit performance aligning with governmental stimulus payments, partially offset by a build in our allowance for finance receivable losses due to growth in our loan portfolio.

Provision for finance receivable losses decreased $833 million or 70% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to an improved outlook for unemployment and macroeconomic conditions, along with the decrease in our net charge-offs due to improved credit performance aligning with governmental stimulus payments, as compared to a build in our allowance reserve at the onset of the COVID-19 pandemic.

Other revenues increased $18 million or 13% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to the gains on the sales of finance receivables associated with the whole loan sale program that commenced in the current year.

Other revenues increased $20 million or 5% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to the gains on the sales of finance receivables associated with the whole loan sale program that commenced in the current year and an increase in membership plans fee revenue due to loan origination growth. The increase was partially offset by a decrease in investment revenue primarily driven by lower interest rates on cash.

Other expenses increased $38 million or 11% for the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, including new products, compared to COVID-19 cost cutting measures in the prior year.

Other expenses decreased $13 million or 1% for the nine months ended September 30, 2021 when compared to the same period in 2020 primarily due to a decrease in insurance policy and benefits claims expense due to lower than expected involuntary unemployment insurance claims, partially offset by an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, including new products, compared to COVID-19 cost cutting measures in the prior year.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans, were $18.8 billion at September 30, 2021 and $18.1 billion at December 31, 2020. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments.

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

The delinquency information for net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

September 30, 2021
Current	$18,137	$(4)	$18,133
30-59 days past due	258	—	258
Delinquent (60-89 days past due)	157	—	157
Performing	18,552	(4)	18,548

Nonperforming (90+ days past due)	295	—	295
Total net finance receivables	$18,847	$(4)	$18,843

Delinquency ratio
30-89 days past due	2.20%	*	2.20%
30+ days past due	3.77%	*	3.77%
60+ days past due	2.40%	*	2.40%
90+ days past due	1.57%	*	1.57%

December 31, 2020
Current	$17,362	$(7)	$17,355
30-59 days past due	251	—	251
Delinquent (60-89 days past due)	162	—	162
Performing	17,775	(7)	17,768

Nonperforming (90+ days past due)	316	—	316
Total net finance receivables	$18,091	$(7)	$18,084

Delinquency ratio
30-89 days past due	2.28%	*	2.28%
30+ days past due	4.03%	*	4.03%
60+ days past due	2.64%	*	2.64%
90+ days past due	1.75%	*	1.75%
* Not applicable

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the impacts and expected recovery from COVID-19 on the U.S. economy. We also considered known government stimulus measures, the involuntary unemployment insurance coverage of our portfolio, and our borrower assistance efforts. Our forecast leveraged economic projections from an industry leading forecast provider. At September 30, 2021, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2021
Balance at beginning of period	$2,011	$(11)	$2,000
Provision for finance receivable losses	224	2	226
Charge-offs	(223)	—	(223)
Recoveries	58	—	58
Balance at end of period	$2,070	$(9)	$2,061

Three Months Ended September 30, 2020
Balance at beginning of period	$2,342	$(18)	$2,324
Provision for finance receivable losses	232	(1)	231
Charge-offs	(274)	—	(274)
Recoveries	42	1	43
Balance at end of period	$2,342	$(18)	$2,324

Nine Months Ended September 30, 2021
Balance at beginning of period	$2,283	$(14)	$2,269
Provision for finance receivable losses	351	5	356
Charge-offs	(730)	—	(730)
Recoveries	166	—	166
Balance at end of period	$2,070	$(9)	$2,061

Allowance ratio	10.98%	(a)	10.94%

Nine Months Ended September 30, 2020
Balance at beginning of period	$849	$(20)	$829
Impact of adoption of ASU 2016-13 (b)	1,119	(1)	1,118
Provision for finance receivable losses	1,184	2	1,186
Charge-offs	(932)	1	(931)
Recoveries	122	—	122
Balance at end of period	$2,342	$(18)	$2,324

Allowance ratio	13.14%	(a)	13.05%
(a) Not applicable.
(b) As a result of the adoption of ASU 2016-13, we recorded a one-time adjustment to the allowance for finance receivable losses.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance for finance receivable losses from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables decreased from prior period primarily due to an improved outlook for unemployment and macroeconomic conditions, partially offset by growth in our loan portfolio, as compared to a build in our allowance reserve at the onset of the COVID-19 pandemic. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables is as follows:

(dollars in millions)	Consumer and Insurance	Segment to GAAP Adjustment	GAAP Basis

September 30, 2021
TDR net finance receivables	$681	$(25)	$656
Allowance for TDR finance receivable losses	292	(11)	281

December 31, 2020
TDR net finance receivables	$728	$(37)	$691
Allowance for TDR finance receivable losses	332	(18)	314

DISTRIBUTION OF FINANCE RECEIVABLES BY FICO SCORE

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including prime, near-prime, and sub-prime. While management does not utilize FICO scores to manage credit quality, we have presented the following on how we group FICO scores into said categories for comparability purposes across our industry:

•Prime: FICO score of 660 or higher
•Near-prime: FICO score of 620-659
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

The following table reflects our personal loans grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	September 30, 2021	December 31, 2020

FICO scores *
660 or higher	$4,896	$4,653
620-659	5,172	4,877
619 or below	8,775	8,554
Total	$18,843	$18,084
* Due to the impact of COVID-19, FICO scores as of September 30, 2021 and December 31, 2020 may have been impacted by government stimulus measures, borrower assistance programs, and potentially inconsistent reporting to credit bureaus.

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

During the nine months ended September 30, 2021, OMH generated net income of $1.1 billion. OMH’s net cash inflow from operating and investing activities totaled $140 million for the nine months ended September 30, 2021. At September 30, 2021, our scheduled principal and interest payments for the remainder of 2021 on our existing debt (excluding securitizations) totaled $91 million. As of September 30, 2021, we had $11.0 billion of unencumbered gross finance receivables.

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

Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2021, we completed one personal loan securitization (OMFIT 2021-1, see “Securitized Borrowings” below), and redeemed two personal loan securitizations (OMFIT 2017-1 and SLFT 2015-B). At September 30, 2021, we had $7.6 billion of gross finance receivables pledged as collateral for our securitization transactions.

Subsequent to September 30, 2021, we issued $1.0 billion principal amount of notes backed by personal loans (“ODART 2021-1”). ODART 2021-1 has a revolving period of two years, during which no principal payments are required to be made.

During the nine months ended September 30, 2021, we entered into two new revolving conduit facilities and terminated one revolving conduit facility. At September 30, 2021, the borrowing capacity of our revolving conduit facilities was $7.3 billion, and no amounts were drawn nor were any personal loans pledged as collateral under these facilities.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and revolving conduit facilities.

Stock Repurchased

During the nine months ended September 30, 2021, OMH repurchased and held in treasury 1,347,844 shares of its common stock through its stock repurchase program for an aggregate total of $77 million, including commissions and fees. To provide funding for the OMH stock repurchase, the OMFC Board of Directors authorized dividend payments in the amount of $100 million.

Additionally, on August 3, 2021, OMH participated in the Concurrent Share Buyback, in which we purchased 1,700,000 shares of OMH common stock for an aggregate total of $99 million. The terms and conditions of the Concurrent Share Buyback were reviewed and approved by a special committee of the OMH Board of Directors, comprised of independent and disinterested directors of OMH. The Concurrent Share Buyback was made pursuant to a new OMH board authorization and did not reduce our availability under the stock repurchase program. To provide funding for the Concurrent Share Buyback, the OMFC Board of Directors authorized a dividend payment in the amount of $99 million. As of September 30, 2021, OMH held a total of 3,047,844 shares of treasury stock. For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of September 30, 2021, the dividend declarations for the current year by OMH's board of directors were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 8, 2021	February 18, 2021	February 25, 2021	$3.95	*	$531
April 26, 2021	May 6, 2021	May 13, 2021	0.70		94
July 21, 2021	August 6, 2021	August 13, 2021	4.20	*	555
Total			$8.85		$1,180
* Our February 8, 2021 and July 21, 2021 dividend declarations included the minimum quarterly dividends of $0.45 per share and $0.70 per share, respectively.

To provide funding for the dividend, OMFC paid dividends of $1.2 billion to OMH during the nine months ended September 30, 2021.

On October 20, 2021, OMH declared a dividend of $0.70 per share payable on November 9, 2021 to record holders of OMH's common stock as of the close of business on November 2, 2021. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $92 million payable on or after November 5, 2021.

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

Whole Loan Sale Transactions

As of September 30, 2021, we have whole loan sale flow agreements, with remaining terms ranging between one to two years, with third-party buyers in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. Our first sale was executed in the first quarter of 2021. During the three and nine months ended September 30, 2021, we sold $160 million and $325 million of gross finance receivables, respectively. For further information on the whole loan sale transactions, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $1.6 billion for the nine months ended September 30, 2021 reflected net income of $1.1 billion, the impact of non-cash items, and an unfavorable change in working capital of $53 million. Net cash provided by operations of $1.6 billion for the nine months ended September 30, 2020 reflected net income of $371 million, the impact of non-cash items, and an unfavorable change in working capital of $108 million.

OMH's Investing Activities

Net cash used for investing activities of $1.5 billion and $257 million for the nine months ended September 30, 2021 and 2020, respectively, was primarily due to net principal originations of finance receivables and purchases of available-for-sale and other securities, partially offset by calls, sales, and maturities of available-for-sale and other securities and proceeds from sales of finance receivables.

OMH's Financing Activities

Net cash used for financing activities of $1.6 billion for the nine months ended September 30, 2021 was primarily due to debt repayments, cash dividends paid, and the cash paid to repurchase common stock during the period, partially offset by the issuances of the OMFIT 2021-1 securitization, the Social Bond, and the 3.875% Senior Notes due 2028. Net cash used for financing activities of $563 million for the nine months ended September 30, 2020 was primarily due to debt repayments, cash dividends paid, and the cash paid on the common stock repurchased, partially offset by the issuances of the 8.875% Senior Notes due 2025, and the OMFIT 2020-1 and OMFIT 2020-2 securitizations during the period.

OMH's Cash and Investments

At September 30, 2021, we had $821 million of cash and cash equivalents, which included $205 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2021, we had $2.0 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay any dividends during the nine months ended September 30, 2021 and 2020. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2020.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933. As of September 30, 2021, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

SLFT 2017-A	$652	$685	$201	$261	3.62%	3 years
OMFIT 2015-3	293	329	107	130	5.23%	5 years
OMFIT 2016-3	350	397	212	290	4.58%	5 years
OMFIT 2018-1	632	650	381	423	3.78%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	356	402	4.01%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	821	958	4.12%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	1.57%	5 years
ODART 2018-1	947	964	327	354	3.79%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
Total securitizations	$8,971	$9,564	$6,955	$7,812
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of September 30, 2021.

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization transaction completed subsequent to September 30, 2021.

Revolving Conduit Facilities
In addition to the structured financings, we have access to 14 revolving conduit facilities with a total borrowing capacity of $7.3 billion as of September 30, 2021:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Auto Funding I, LLC	$850	$—
OneMain Financial Funding VII, LLC	850	—
OneMain Financial Funding IX, LLC	850	—
Seine River Funding, LLC	650	—
Mystic River Funding, LLC	600	—
Chicago River Funding, LLC	500	—
Columbia River Funding, LLC	500	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	500	—
Thayer Brook Funding, LLC	500	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
River Thames Funding, LLC	250	—
St. Lawrence River Funding, LLC	250	—
Total	$7,300	$—

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2021 or December 31, 2020.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2021.

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

As of September 30, 2021, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of September 30, 2021 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of September 30, 2021, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of September 30, 2021 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1 - July 31	132,376	$59.73	132,376	$112,239,658
August 1 - August 31	2,009,513	58.26	309,513	94,383,679
September 1 - September 30	293,600	56.51	293,600	77,791,092
Total	2,435,489	$58.13	735,489
(a)    On August 3, 2021, we participated in the Concurrent Share Buyback, in which we purchased 1,700,000 shares of OMH common stock that were the subject of a secondary public offering by the Selling Stockholder at a purchase price of $58.36 per share, which is equal to the price at which the Underwriter purchased such shares from the Selling Stockholder. The Concurrent Share Buyback did not reduce our availability under the stock repurchase program. For additional information regarding the Concurrent Share Buyback, see “Recent Developments and Outlook — Concurrent Share Buyback” under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
(b)    OMH Board of Directors approved a $200 million stock repurchase program, excluding commission and fees, with no stated expiration during the first quarter of 2020. The timing, number and share price of any additional shares repurchased will be determined by OMH based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. OMH is not obligated to purchase any shares under the program, and may be modified, suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibit Index.

Exhibit Number	Description
4.1
Thirteenth Supplemental Indenture relating to the Notes, dated as of August 11, 2021, among OneMain Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee (including the form of 3.875% Senior Notes due 2028 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on August 11, 2021.

10.1*
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Executive Team), effective for grants on or after July 16, 2021, filed herewith as Exhibit 10.1.

10.2*
Form of Performance-Based Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, effective for grants on or after July 16, 2021, filed herewith as Exhibit 10.2.

10.3*
Form of Amendment Number 1 to Cash-Settled Stock-Based Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (for executive officers other than the Chief Executive Officer), filed herewith as Exhibit 10.3.

10.4*	Amendment Number 1 to Amended and Restated Cash-Settled Option Award Agreement (Chief Executive Officer), filed herewith as Exhibit 10.4.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	October 21, 2021	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	October 21, 2021	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)