Form 10-K
period 2021-12-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2022-02-11
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2021

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2021 was $5,822,280,260. All of OneMain Finance Corporation’s common stock is held by OneMain Holdings, Inc.

At January 31, 2022, there were 127,459,360 shares of OneMain Holdings, Inc.'s common stock, $0.01 par value, outstanding.
At January 31, 2022, there were 10,160,021 shares of OneMain Finance Corporation's common stock, $0.50 par value, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K is incorporated by reference from OneMain Holdings, Inc.'s Definitive Proxy Statement for its 2022 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	OneMain 401(k) Plan
3.875% Senior Notes due 2028	$600 million of 3.875% Senior Notes due 2028 issued by OMFC on August 11, 2021 and guaranteed by OMH
6.125% Senior Notes due 2022	$500 million of 6.125% Senior Notes due 2022 issued by OMFC on May 15, 2017 and $500 million of 6.125% Senior Notes due 2022 issued by OMFC on May 30, 2017 and, in each case, guaranteed by OMH and redeemed in full on December 10, 2021
7.75% Senior Notes due 2021	$650 million of 7.75% Senior Notes due 2021 issued by OMFC on September 24, 2013 and guaranteed by OMH and redeemed in full on January 8, 2021
ABO	accumulated benefit obligation
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	this Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2021, filed with the SEC on February 11, 2022
AOCI	Accumulated other comprehensive income (loss)
Apollo	Apollo Global Management, Inc. and its consolidated subsidiaries
Apollo-Värde Group	an investor group led by funds previously managed by Apollo and Värde
ARPA	American Rescue Plan Act of 2021 signed into law on March 11, 2021
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2016-13	the accounting standard issued by FASB in June of 2016, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments
August Concurrent Share Buyback	the purchase of 1,700,000 shares of OMH common stock by OMH in accordance with a July 2021 underwriting agreement, and completed on August 3, 2021
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Bps	basis points
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
CAA	Consolidated Appropriations Act of 2021 signed into law on December 27, 2020
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law on March 27, 2020
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
Compensation Committee	the committee of the OMH Board of Directors, which oversees OMH's compensation programs
COVID-19	the global outbreak of a novel strain of coronavirus, including variants thereof

Term or Abbreviation	Definition

CSR	Corporate Social Responsibility
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOI	Department of Insurance
ERISA	Employee Retirement Income Security Act of 1974
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
February 2019 Real Estate Loan Sale	OMFC and certain of its subsidiaries sold a portfolio of real estate loans with a carrying value of $16 million, classified in finance receivables held for sale, for aggregate cash proceeds of $19 million on February 5, 2019
FICO score	a credit score created by Fair Isaac Corporation
Fixed charge ratio	earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
GLBA	Gramm-Leach-Bliley Act
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables	the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges
Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Unsecured Notes
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Investment Company Act	Investment Company Act of 1940
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
LIBOR	London Interbank Offered Rate
Loss ratio	annualized net charge-offs, net writedowns on real estate owned, net gain (loss) on sales or real estate owned, and operating expenses related to real estate owned as a percentage of average real estate loans
Managed receivables	consist of our net finance receivables and finance receivables serviced for our whole loan sale partners
Merit	Merit Life Insurance Co., a former insurance subsidiary of OMFC. In the fourth quarter of 2019, the Company sold all of the issued and outstanding shares in Merit to a third party
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
Moody’s	Moody’s Investors Service, Inc.
NAV	net asset valuation
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
October Concurrent Share Buyback	the purchase of 1,870,000 shares of OMH common stock by OMH in accordance with an October 2021 underwriting agreement, and completed on October 28, 2021
ODART	OneMain Direct Auto Receivables Trust
OMFG	OneMain Financial Group, LLC

Term or Abbreviation	Definition

OMFH	OneMain Financial Holdings, LLC
OMFC	OneMain Finance Corporation (formerly Springleaf Finance Corporation)
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
Omnibus Plan
OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants

OneMain	OneMain Financial Holdings, LLC, collectively with its subsidiaries
OneMain Acquisition	Acquisition of OneMain Financial Holdings, LLC from CitiFinancial Credit Company, effective November 1, 2015
Open accounts	consist of open credit card accounts as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
PBO	projected benefit obligation
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Purchase volume	consist of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
RSAs	restricted stock awards
RSUs	restricted stock units
S&P	S&P Global Ratings (formerly known as Standard & Poor’s Ratings Service)
SCLH	Springleaf Consumer Loan Holding Company
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SERP	Supplemental Executive Retirement Plan
Selling Stockholder	an entity managed by affiliates of Apollo Global Management, Inc. that agreed to sell shares of OMH common stock in three secondary public offerings in July, August, and October 2021
Selling Stockholders	certain entities managed by affiliates of Apollo-Värde Group that agreed to sell shares of OMH common stock in two secondary public offerings in February and April 2021
SFI	Springleaf Finance, Inc.
SLFT	Springleaf Funding Trust
SMHC	Springleaf Mortgage Holding Company and subsidiaries
Social Bond	$750 million of 3.50% Senior Notes due 2027 issued by OMFC on June 22, 2021 and guaranteed by OMH
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Springleaf	OMH and its subsidiaries (other than OneMain)
Stockholders Agreement	Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. and OMH Holdings, L.P.

Term or Abbreviation	Definition

Supplemental Indentures	collectively, the following supplements to the Base Indenture: Third Supplemental Indenture, dated as of May 15, 2017; Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Tenth Supplemental Indenture, dated as of May 14, 2020; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; and Thirteenth Supplemental Indenture, dated as of August 11, 2021
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
TILA	Truth In Lending Act
Thirteenth Supplemental Indenture	Thirteenth Supplemental Indenture, dated as of August 11, 2021, to the Base Indenture
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Trust preferred securities	capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies
Twelfth Supplemental Indenture	Twelfth Supplemental Indenture, dated as of June 22, 2021, to the Base Indenture
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.0 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
Värde	Värde Partners, Inc.
VIEs	variable interest entities
VOBA	value of business acquired
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements are subject to risks, uncertainties, assumptions, and other important factors that may cause actual results, performance, or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events, whether as a result of new information, future developments, or otherwise, except as required by law. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events, or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “foresees,” “goals,” “intends,” “likely,” “objective,” “plans,” “projects,” “target,” “trend,” “remains,” and similar expressions or future or conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would” are intended to identify forward-looking statements. Important factors that could cause actual results, performance, or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•adverse changes in general economic conditions, including the interest rate environment and the financial markets;
~~•~~risks associated with COVID-19 and the measures taken in response thereto;
•the sufficiency of our allowance for finance receivable losses;
•increased levels of unemployment and personal bankruptcies;
•natural or accidental events such as earthquakes, hurricanes, pandemics, floods, or wildfires affecting our customers, collateral, or our facilities;
•a failure in or breach of our information, operational or security systems, or infrastructure or those of third parties, including as a result of cyber-attacks or other disruptions;
•the adequacy of our credit risk scoring models;
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
•our ability to comply with all of our covenants; and
•the effects of any downgrade of our debt ratings by credit rating agencies.

We also direct readers to the other risks and uncertainties discussed in Part I - Item 1A. “Risk Factors” of this report and in other documents we file with the SEC.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this report and in the documents we file with the SEC that could cause actual results to differ before making an investment decision to purchase our securities and should not place undue reliance on any of our forward-looking statements. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

PART I - FINANCIAL INFORMATION

Item 1. Business.

BUSINESS OVERVIEW

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2021 for OneMain Holdings, Inc. (“OMH”), a publicly held financial service holding company, and its wholly owned direct subsidiary, OneMain Finance Corporation (“OMFC”). OMFC is the issuing entity of our outstanding public debt securities and all of OMFC’s common stock is owned by OMH. The information in this combined report is equally applicable to OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “OneMain,” “we,” “us,” or “our.”

As one of the nation’s leaders in offering nonprime customers responsible access to credit, we:

•provide responsible personal loan products;
•offer credit card products;
•offer optional credit insurance and other products;
•offer a customer-focused financial wellness program;
•service loans owned by us and third parties;
•pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and
•may establish joint ventures or enter into other strategic alliances.

We provide origination, underwriting, and servicing of personal loans, primarily to nonprime customers. In addition, we offer two credit cards, BrightWay and BrightWay+, through a third-party bank partner from which we purchase the receivable balances. We believe we are well positioned for future growth, with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2021, we had $19.2 billion of finance receivables due from approximately 2.40 million customer accounts. We also service personal loans for our whole loan sale partners, which we commenced during the first quarter of 2021. At December 31, 2021, we managed a combined total of 2.45 million customer accounts and $19.6 billion of managed receivables.

Our branch network of approximately 1,400 locations in 44 states is staffed with expert personnel and is complemented by our online personal loan origination capabilities and centralized operations staff, which allow us to reach customers in person, digitally, and over the phone. Our digital platform provides our current and prospective customers with the option of applying for our products via our website, www.omf.com.

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving consumers who have limited access to credit from banks, credit card companies, and other traditional lenders. Using third party market data as of December 2021 and internally aligning to our current product offerings and customer credit scores, we estimate U.S. nonprime consumers collectively have approximately $1.1 trillion of outstanding borrowings in the form of personal loans, auto loans and leases, and credit cards. We believe this large market provides us with an attractive growth opportunity.

We are one of the few national participants in the consumer installment lending industry. Our national branch network and digital platform, combined with our centralized operational capabilities, provide an opportunity to serve this market efficiently and responsibly. In addition, credit card offerings continue to deepen our existing customer relationships, attract new customers, and furthers our vision to become the lender of choice for nonprime customers. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry. See also “Competition” included in this report.

SEGMENT

Consumer and Insurance

At December 31, 2021, Consumer and Insurance (“C&I”) was our only reportable segment. We originate and service secured and unsecured personal loans, offer credit cards, and provide optional credit and non-credit insurance and related products through our branch and centralized operations as well as our digital platform. Personal loan origination and servicing, credit cards, and insurance products form the core of our operations. Our branch network included approximately 1,400 locations in 44 states as of December 31, 2021. In addition, our centralized support operations provide underwriting and servicing support to branch operations.

Our insurance business is conducted through our wholly owned insurance subsidiaries, American Health and Life Insurance Company (“AHL”) and Triton Insurance Company (“Triton”). AHL is a life and health insurance company licensed in 49 states, the District of Columbia, and Canada to write credit life, credit disability, and non-credit insurance products. Triton is a property and casualty insurance company licensed in 50 states, the District of Columbia, and Canada to write credit involuntary unemployment, credit disability, and collateral protection insurance. See Note 10 of the Notes to the Consolidated Financial Statements included in this report for further information on our insurance business.

Products and Services. Our personal loan business comprises products and services that have performed well through various market conditions. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three to six years, and are secured by automobiles, other titled collateral, or are unsecured. Our secured personal loans include direct auto loans, which are typically larger in size and based on the collateral of newer autos with higher values. Our loans have no pre-payment penalties. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

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

We offer optional membership plans from an unaffiliated company. We have no direct risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this product in other revenues — other. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer.

We also offer Guaranteed Asset Protection (“GAP”) coverage as a waiver product or insurance. GAP provides coverage in an event of a total loss to the auto, covering all or part of the difference between what the customer owes on their auto loan and the payment amount made by the customer’s primary auto insurance.

Should a customer fail to maintain required insurance on property pledged as collateral for the finance receivable, we obtain collateral protection insurance, at the customer’s expense, that protects the value of that collateral.

Customer Development. We staff each of our branch locations with local well-trained personnel, including professionals who have significant experience in the industry. Our business benefits from an origination, underwriting, and servicing process that leverages our local community presence. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also leads to additional lending opportunities.

We solicit customers through a variety of direct mail offers, targeted online advertising, search engines, e-mail, and internet loan aggregators. We use proprietary modeling, along with data purchased from credit bureaus, alternative data providers, and our existing data/experience to acquire and develop new and profitable customer relationships.

Our digital platform allows current and prospective customers the ability to apply for and close a personal loan online, at www.omf.com. Our digital user experience includes video, chat, and co-browsing with customers. These tools simplify and optimize the customer experience.

During 2021, we continued to increase the number of borrowers who closed remotely through our digital platform without coming into a branch location. All of our applications, regardless of whether they are completed in person, over the phone, or online, go through our best-in-class underwriting processes, including an ability-to-pay assessment, monthly budgeting, income verification, and centralized automated credit decisioning. Our goal is to continue to improve the way we serve our customers and extend responsible credit, so customers are able to repay their loans.

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which considers a prospective customer’s budget, to determine not only his or her willingness to pay but also the capacity to repay the personal loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s expected willingness and capacity to repay. We develop these models using numerous factors, including past customer credit repayment experience and application data, and periodically revalidate these models based on recent portfolio performance. Our underwriting process for our personal loans includes the development of a budget (net of taxes and monthly expenses) for the applicant. We obtain a security interest in titled property for our secured personal loans.

Our customers are primarily considered nonprime and therefore are a higher credit risk, and often require significantly higher levels of servicing than prime customers. As a result, we generally charge these customers higher interest rates.

Account Servicing. Account servicing and collections for our finance receivables are handled at the branch location, in our centralized service centers, or through third-party servicers. Servicing and collection activity is conducted and documented on systems that log and maintain a permanent record of all transactions and may also be used to assess a customer’s application. The systems permit branch office management to review the individual and collective performance of branch locations for which they are responsible.

CENTRALIZED OPERATIONS

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•soliciting business through mail and telephone;
•processing payments;
•originating personal loans;
•issuing and servicing optional insurance products;
•servicing of certain delinquent personal loans;
•managing bankruptcy process for loans in Chapter 7, 11, 12 and 13 proceedings;
•managing litigation requests against delinquent borrowers;
•tracking collateral protection insurance;
•repossessing and re-marketing of titled collateral;
•supervising sales and retention of customers; and
•managing charge-off recovery operations.

We currently have servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; London, Kentucky; Evansville, Indiana; Fort Mill, South Carolina; and Fort Worth, Texas. We believe these facilities position us for additional portfolio purchases or fee-based servicing, as well as additional flexibility in the servicing of our lending products.

OPERATIONAL CONTROLS

We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules, and regulations, and to improve the oversight of our operations. We evaluate internal systems, processes, and controls to mitigate operational risk and control and monitor our businesses through a variety of methods including the following:

•our operational policies and procedures that standardize various aspects of lending and collections;
•our branch finance receivable systems control amounts, rates, terms, and fees of our customers’ accounts; create loan documents specific to the state in which the branch location operates or to the customer’s location if the loan is made electronically through our centralized operations; and control cash receipts and disbursements;
•our accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences;
•our credit risk management system reports allow us to track individual branch location performance and to monitor lending and collection activities;
•our privacy and information security incident response plan establishes a privacy and information security response team that responds to information security incidents by identifying, evaluating, responding to, investigating, and resolving information security incidents impacting our information systems;
•our executive information system is available to headquarters and field operations management to review the status of activity through the close of business of the prior day;
•our branch operations management structure, Regional Quality Coordinators, and Compliance Field Examination team are designed to oversee a large, decentralized organization with succeeding levels of supervision staffed with experienced personnel;
•our branch and central operations compensation plans are based on credit quality and compliance and are regularly reviewed for consistency with overall corporate goals and customer service;
•our compliance department assesses our compliance with federal and state laws and regulations and our internal policies and procedures, oversees training to ensure team members have a sufficient level of understanding of such laws, regulations, policies, and procedures that impact their job responsibilities; and manages our state regulatory examination process;
•our Executive Office of Customer Care maintains our consumer complaint resolution and reporting process; and
•our internal audit department audits our business for adherence to operational policy and procedure and compliance with federal and state laws and regulations.

PRIVACY, DATA PROTECTION, AND CYBERSECURITY

Regulatory and legislative activity in the areas of privacy, data protection, and cybersecurity continues to increase worldwide. We have established policies and practices that provide a framework for compliance with applicable privacy, data protection, and cybersecurity laws and work to meet evolving customer privacy expectations. Our regulators are increasingly focused on ensuring that these policies and practices are adequate, including providing consumers with choices, if required, about how we use and share their information and ensuring that we appropriately safeguard their personal information and account access.

Our consumer businesses are subject to the privacy, disclosure, and safeguarding provisions of the Gramm-Leach-Bliley Act ("GLBA") and Regulation P, which implements the statute. Among other things, the GLBA imposes certain limitations on our ability to share consumers’ nonpublic personal information with nonaffiliated third parties and, pursuant to the Federal Trade Commission’s Safeguards Rule, requires us to develop, implement, and maintain a written comprehensive cybersecurity program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities, and the sensitivity of customer information that we process. In December 2021, the Federal Trade Commission published amendments to its Safeguards Rule that prescribe more specific administrative and technical requirements for a financial institution’s information security program. Various states also have adopted laws, rules, and regulations pertaining to privacy and/or cybersecurity that may be as, or more stringent and expansive than federal requirements. These state laws include the California Consumer Privacy Act (as amended by the California Privacy Rights Act of 2020) and the New York Cybersecurity Regulation. Certain of these requirements may apply to the personal information of our employees and contractors as well as to our customers. Various U.S. federal regulators and U.S. states and territories have also enacted data security breach notification requirements that are applicable to us.

REGULATION

Federal Laws

Various federal laws and regulations govern loan origination, servicing and collections, including:

•the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") (which, among other things, created the CFPB);
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

The Dodd-Frank Act and the regulations promulgated thereunder have affected and are likely in the future to affect our operations in terms of increased oversight of financial services products by the CFPB and the imposition of restrictions on the terms of certain loans. Among regulations the CFPB has promulgated are mortgage servicing regulations that are applicable to the remaining real estate loan portfolio serviced by or for OneMain. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the protections established in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, and abusive acts and practices. In addition, under the Dodd-Frank Act, securitizations of loan portfolios are subject to certain restrictions and additional requirements, including requirements that the originator retain a portion of the credit risk of the securities sold and the reporting of buyback requests from investors. We also utilize third-party debt collectors and will continue to be responsible for oversight of their procedures and controls, as they pertain to our collection activities.

The CFPB has enforcement authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as any nonbank that it has reasonable cause to determine has engaged or is engaging in conduct that poses risks to consumers with regard to consumer financial products or services. In addition to the authority to bring nonbanks under the CFPB’s supervisory authority based on risk determinations, the CFPB also has authority under the Dodd-Frank Act to supervise nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including mortgage originators, brokers, and servicers) and payday lenders. Currently, the CFPB has supervisory authority over the Company with respect to mortgage servicing and mortgage origination, which allows the CFPB to conduct an examination of our mortgage servicing practices and our prior mortgage origination practices.

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market and the consumer installment lending market. On June 30, 2015, the CFPB published its final rule for designating “larger participants” in the auto financing market. With the adoption of this regulation, we are considered a larger participant in the auto financing market and are subject to supervision and examination by the CFPB of our auto loan business, consisting of loans for the purchase of autos, and refinances of such loans. In addition, in its Spring 2018 rulemaking agenda, the CFPB stated that it had decided to classify as “inactive” certain rulemakings previously identified in the expectation that the final decisions on proceeding will be made by the next permanent director. A larger-participant rule for consumer installment loans was one of the rulemaking initiatives designated as inactive. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger-participant rule for consumer installment loans.

The investigation and enforcement provisions of Title X of the Dodd-Frank Act may adversely affect our business if the CFPB or one or more state attorneys general or state regulators believe that we have violated any federal consumer financial protection laws, including the prohibition in Title X against unfair, deceptive, or abusive acts or practices. The CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. The CFPB has the authority to impose monetary penalties for violations of federal consumer financial laws, require remediation of practices, and pursue administrative proceedings or litigation for violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties for violations of law, as well as reckless or knowing violations of federal consumer financial laws (including the CFPB’s own rules). Also, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions against state-chartered companies, among others, for enforcement of the provisions of Title X of the Dodd-Frank Act, including CFPB regulations issued under Title X, and to secure remedies provided under Title X or other law.

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
•impose consumer privacy rights and other obligations that may require us to notify customers, employees, state attorneys general, regulators, and others in the event of a security breach;
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

COMPETITION

We operate primarily in the consumer lending industry. We focus on serving the nonprime customer through our national branch network, online, and over the phone.

We have a number of local, regional, national, and digital competitors in the consumer installment lending industry that seek to serve the same consumers that we serve. These competitors are various types of financial institutions that operate within our geographic network and over the internet, including community banks and credit unions, that offer similar products and services. We believe that competition between consumer installment lenders occurs primarily on the basis of customer experience, price, speed of service, flexibility of loan terms offered, and operational capability.

Our credit cards compete with many local, regional, and national issuers in the highly competitive credit card industry that seek to serve the same consumers that we serve. We believe that competition between credit card issuers occurs primarily on the basis of customer experience, price, credit limit, rewards programs, and service quality.

We believe that we possess several competitive strengths that allow us to compete effectively with other lenders in our industry. We utilize an omnichannel operating model, including a digital lending footprint and a branch network of approximately 1,400 locations rooted in local communities. Almost 90% of Americans live within 25 miles of one of our branch locations. Our national branch network serves as a proven distribution channel. We also have proven analytics that allow us to have strong loss performance through many cycles. We believe our deep understanding of local markets and customers, together with our proprietary underwriting process, sophisticated data analytics, and decisioning tools allow us to price, manage, and monitor risk effectively through changing economic conditions.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” included in this report for discussion of our seasonal trends.

HUMAN CAPITAL

Overview

OneMain is dedicated to providing lending solutions to help hardworking Americans improve their financial well-being by offering products that are designed to be the starting point to their financial stability and growth. As of December 31, 2021, we had over 8,800 employees. Our commitment to help our community starts with our own team members. We believe in putting people first with our focus on recruiting, developing, and supporting our team members that reflect and celebrate the communities in which we operate. In addition, we believe a diverse talent pool and inclusive work environment makes us stronger, helps us fulfill our Company’s mission, and meaningfully connects us with the customers and communities we serve. Finally, we believe that integrity, transparency, and respect are at the heart of our success, and that these ethical values must inform every interaction we have with customers and with each other.

Diversity and Inclusion

At OneMain, diversity and inclusion lead the way for recruitment and retention. We strive to recruit, train, and retain outstanding, diverse team members that believe in our mission, live our values, and go the extra mile for our customers. Our inclusive culture allows team members at all levels of the organization to further their careers and achieve both their personal and professional goals. Our Diversity Council is sponsored by our Chief Executive Officer and our Chief Human Resources Officer. Council members represent a cross section of leadership in various roles and geographies who provide thought leadership and champion internal and external diversity initiatives in support of the organization. Our diversity strategy, which we treat as an important business priority, has three pillars: (i) hiring and retaining diverse talent, (ii) talent pipeline and progression, and (iii) creating a culture of inclusion. We partner with organizations, including Veteran Job Mission and Direct Employers Association, to help recruit a diverse workforce. All OneMain leaders and team members receive unconscious-bias training aimed at creating a positive, inclusive work environment.

We require diverse candidates (women or minorities) to be considered for all leadership roles. This commitment to diversity begins with our OMH Board of Directors, whose membership includes 38% ethnic or racial minorities and 25% women.

All managers are accountable for attracting and retaining high-quality, diverse talent, and creating a respectful, inclusive work environment as part of their goals and our leadership attributes. In addition, each year team members have the opportunity to provide candid feedback in an Employee Engagement Survey on how engaged they are and how enabled they feel in their roles at OneMain. As of December 31, 2021, 84% of team members participated in the annual Employee Engagement Survey.

Talent Retention and Development

We believe that motivated and engaged team members are more productive, innovative, and collaborative, which in turn helps consistently deliver an excellent customer experience. OneMain equips each team member at all levels of our organization with the tools and personal and professional support to further their careers. We empower our employees to learn new skills, meet personalized development goals, and grow their careers. OneMain conducts regular employee trainings, including Continuing Professional Education and leadership development at each level. We invest in our employees and believe training and professional development is critical to maintaining our talent competitiveness and providing best-in-class service for our customers.

Compensation and Benefits

We offer a total rewards package, which includes competitive compensation, incentives, and comprehensive benefits that will attract, retain, and motivate talent within our organization. Our compensation and benefits package includes competitive pay, healthcare, retirement benefits, as well as paid time off and holidays, parental leave, disability benefits, military leave, and paid development and volunteer time off, along with other benefits and employee resources. Team members are guided through their performance management with regular goal setting and coaching. We also offer performance pay to help enhance their career development.

CORPORATE SOCIAL RESPONSIBILITY

Our approach to corporate social responsibility (“CSR”) is a natural extension of our mission to continue to support and improve the financial well-being of our customers, communities, and team members. In early 2020 when COVID-19 resulted in widespread health and financial hurdles across the United States, OneMain committed to continue to help and support our communities more than ever. OneMain implemented operational adjustments in response to the COVID-19 pandemic to help protect the health and financial well-being of our customers and team members. We focused on our customers by offering to support them through our borrower assistance programs. We also contributed to support financial literacy, community and economic development, pandemic relief, and racial and social justice initiatives.

In June 2021, OMFC issued its inaugural Social Bond, with the net proceeds committed to serving credit-disadvantaged communities around the country. Furthermore, at least 75% of the loans funded by the Social Bond will be allocated to women or minority borrowers as outlined in OneMain’s Social Bond Framework. The Social Bond reinforces our commitment to financial inclusion and providing underrepresented communities with access to safe, affordable credit. It also provides a concrete and measurable funding vehicle to advance the Company’s social responsibility program. Additional information regarding our Social Bond and Social Bond Framework is available on our Investor Relations website.

In December 2021, OneMain entered a $4 million service contract with EVERFI, a global social-impact technology provider, to develop and distribute free, digital financial education to 1,500 high schools nationwide over four academic school years. The curriculum is designed to drive meaningful social impact in communities and on financial wellness by teaching high school students about credit as they embark on their personal financial lives. OneMain and EVERFI will award up to $300,000 in scholarships over four years as part of the contract.

As part of our commitment to social responsibility, we are focused on sustainable growth and our carbon footprint. For additional information regarding our commitments to support our customers, communities, team members, and our corporate environment, please refer to our 2020 ESG report, which is available on our Investor Relations website.

AVAILABLE INFORMATION

OMH and OMFC file annual, quarterly, current reports, and other information with the SEC. OMH also files proxy statements. The SEC’s website, www.sec.gov, contains these reports and other information that registrants (including OMH and OMFC) file electronically with the SEC.

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

The information on, or that is accessible through, our website is not incorporated by reference into this report. The website addresses listed in this Item are provided for the information of the reader and are not intended to be active links.

Item 1A. Risk Factors.

We face a variety of risks that are inherent in our business. In addition to the factors discussed in this report and in other documents we file with the SEC that could adversely affect our businesses, financial condition, and results of operations, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

RISKS RELATED TO OUR BUSINESS

Our financial condition and results of operations and our borrowers’ ability to make payments on their loans have been, and may in the future be, adversely affected by economic conditions and other factors that we cannot control.

Uncertainty and deterioration in general economic conditions in the U.S. and abroad historically have created a difficult operating environment for consumer lending. Many factors, including factors that are beyond our control, may impact our financial condition or results of operations and/or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, energy costs, and interest rates; events such as natural disasters, acts of war, terrorism, or catastrophes; events that affect our borrowers, such as major medical expenses, divorce, or death; and the quality of any collateral underlying our finance receivables. If we experience a future economic downturn, or if we become affected by other events beyond our control, we may experience increased credit risks, significant reductions in revenues, earnings and cash flows, difficulties accessing capital, and a deterioration in the value of our investments.

Moreover, our customers are primarily nonprime borrowers, who have historically been more likely to be affected, or more severely affected, by adverse macroeconomic conditions than prime borrowers. If a borrower defaults on a finance receivable held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral, if any, and the outstanding principal and accrued but unpaid interest on the finance receivable, which could adversely affect our cash flows from operations. The cost to service our loans may also increase without a corresponding increase in our finance charge income.

We also are exposed to geographic customer concentration risk. An economic downturn or catastrophic event that disproportionately affects certain geographic regions could materially and adversely affect our business, financial condition, and results of operations, including the performance of our finance receivables portfolio. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for quantification of our largest concentrations of net finance receivables.

We cannot give assurance that our policies and procedures for underwriting, processing, and servicing personal loans or credit cards will adequately adapt to adverse economic or other changes. If we fail to adapt to changing economic conditions or other factors, or if such changes adversely affect our borrowers’ willingness or capacity to repay their loans, our financial condition, results of operations, and liquidity would be materially adversely affected.

The COVID-19 pandemic may continue to adversely affect consumer finance businesses including OneMain.

The virus causing COVID-19 was identified in late 2019 and was declared a global pandemic in March 2020. Governmental authorities have taken a number of steps to combat or slow the spread of COVID-19, including shutdowns of non-essential businesses, stay-at-home orders, social distancing measures, vaccine mandates, and other actions that disrupted economic activity. Certain states are experiencing new outbreaks of COVID-19 and have re-imposed restrictions on restaurants, entertainment, and similar venues. Efforts to combat the virus have been complicated by viral variants and uneven global access to and acceptance of vaccines. These measures have and may continue to impact all or portions of the Company’s workforce and our current and prospective customers. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures.

In response to COVID-19, we have modified our business practices with a portion of our employees working remotely to minimize interruptions in our business. Although these changes have allowed us to continue operations safely, the technology in home environments may not be as robust as in our offices and could cause networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

If key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic, including impacts of new variants, we could also be adversely affected. Additionally, we rely upon our third-party vendors to help us conduct aspects of our business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with their services, it could also negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

Legal and regulatory responses to concerns related to the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. All of the foregoing may adversely affect our income and other results of operations, make collection of our finance receivables more difficult, or reduce income received from such receivables or our ability to obtain financing with respect to such receivables.

The COVID-19 pandemic has caused significant volatility and disruption in global financial markets. Volatility stemming from the COVID-19 pandemic could negatively affect our net interest income, lending activities, and profitability. Likewise, market volatility, as well as general economic, market, or social conditions related to the COVID-19 pandemic, could reduce the market price of shares of our common stock regardless of our operating performance.

Additionally, to the extent that the pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section may be heightened.

There are risks associated with the acquisition or sale of assets or businesses and the formation, termination, or operation of joint ventures or other strategic alliances, which could have a material adverse effect on our financial condition, results of operations, and liquidity.

We have previously acquired, and in the future may acquire, assets or businesses, either through the direct purchase of such assets or the purchase of a company’s equity. Since we will not have originated or serviced the finance receivables we acquire, we may not be aware of legal or other deficiencies related to origination or servicing, and our review of the portfolio prior to purchase may not uncover those deficiencies. Further, we may have limited recourse against the seller of the receivables.

Potential difficulties we may encounter in connection with these transactions and arrangements include: the integration of the assets or business into our information technology platforms and servicing systems; the quality of servicing; disruption of our ongoing businesses and distraction of our management teams; incomplete or inaccurate records; inability to retain existing customers; unanticipated expenses; and potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

The anticipated benefits and synergies of any future acquisition will assume a successful integration, and will be based on projections and other assumptions, which are inherently uncertain. Even if integration is successful, anticipated benefits and synergies may not be achieved.

If our estimates of allowance for finance receivable losses are not adequate to absorb actual losses, our provision for finance receivable losses would increase, which could adversely affect our results of operations.

We maintain an allowance for finance receivable losses, which is a critical accounting estimate and requires us to use significant estimates and assumptions to determine the appropriate level of allowance. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable charge-offs, our current collection patterns, and current and forecasted economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance from Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires us to measure expected credit losses for financial assets at each reporting date. The allowance is primarily based on historical experience, current conditions, and our reasonable and supportable forecast of economic conditions. If customer behavior changes as a result of economic conditions and if we are unable to accurately predict how the unemployment rates, and general economic conditions may affect our allowance for finance receivable losses, our allowance for finance receivable losses may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators oversee our allowance for finance receivable losses.

Our valuations may include methodologies, models, estimations, and assumptions that are subject to differing interpretations and could result in changes to financial assets and liabilities that may materially adversely affect our financial condition and results of operations.

We use estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent or market data becomes less observable. In such cases, certain asset valuations may require significant judgment, and may include inputs and assumptions that require greater estimation, including credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material adverse effect on our financial condition, results of operations, and liquidity.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. To the extent our models used to assess the creditworthiness of potential borrowers do not adequately identify potential risks, the valuations produced will not adequately represent the risk profile of the borrowers and could result in a riskier finance receivables profile than originally identified. Our risk management policies, procedures, and techniques, including our scoring technology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify concentrations of risk or additional risks to which we may become subject in the future. We also face evolving risks as a result of the COVID-19 pandemic and the significant increase in our remote workforce and digital operations. These risks may not be adequately captured by our existing risk management framework.

Changes in market conditions, including rising interest rates, could adversely affect the rate at which our borrowers prepay their loans and the value of our finance receivables portfolio, as well as increase our financing cost, which could negatively affect our financial condition, results of operations, and liquidity.

Changing market conditions, the availability of credit, the relative economic vitality of the area in which borrowers and their assets are located, changes in tax laws, other opportunities for investment available to our customers, homeowner mobility, and other economic, social, geographic, demographic, and legal factors beyond our control, may affect the rates at which our borrowers prepay their loans. Generally, in situations where prepayment rates have slowed, the weighted-average life of our finance receivables has increased. Any increase in interest rates may further slow the rate of prepayment for our finance receivables, which could adversely affect our liquidity by reducing the cash flows from, and the value of, the finance receivables we hold for sale or utilize as collateral in our secured funding transactions.

Moreover, our finance receivables are fixed-rate and generally decline in value if interest rates increase. As such, if changing market conditions cause interest rates to increase substantially, the value of our finance receivables could decline. Some jurisdictions limit the maximum interest rate that we may charge on a certain population of our loans so we have limited ability to increase the interest rate on our loans made in those jurisdictions. Our yield, as well as our cash flows from operations and results of operations, could be materially and adversely affected if we are unable to increase the interest rates charged on new loans to offset any increases in our cost of funds. Accordingly, any increase in interest rates could negatively affect our financial condition, results of operations, and liquidity.

We may be required to indemnify or repurchase finance receivables from purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our financial condition, results of operations, and liquidity.

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

The risk of loss on the finance receivables that we have securitized is recognized in our allowance for finance receivable losses since all of our loan securitizations are recorded on our balance sheet. If we are required to indemnify purchasers or repurchase finance receivables that we sell or have sold and such indemnification or repurchase results in losses or recognition of losses on securitized finance receivables that exceed our recorded allowance for finance receivable losses associated with our securitizations, this could adversely affect our financial condition, results of operations, and liquidity.

Our business and reputation may be materially impacted by information system failures, cyber-attacks, or network disruptions.

Our business relies heavily on information systems to deliver products and services to our customers, and to manage our operations. These systems may encounter service disruptions due to system, network or software failure, security breaches, cyber-attacks, ransomware, computer viruses, accidents, power disruptions, telecommunications failures, acts of terrorism or war, physical or electronic break-ins, or other events, disruptions, or intrusions. In addition, denial-of-service attacks could overwhelm our internet sites and prevent us from adequately serving customers. Cyber-attacks, including ransomware, are constantly evolving, increasing the difficulty of detecting and successfully defending against them. We also may face new or heightened risk due to the increase in our remote workforce and digital operations. We may have no current capability to detect certain vulnerabilities, which may allow them to persist in our system environment over long periods of time. Cyber-attacks can have cascading impacts that unfold with increasing speed across our computer systems and networks and those of our third-party vendors. System redundancy and other continuity measures may be ineffective or inadequate, and our business continuity and disaster recovery planning may not be sufficient to adequately address the disruption. A disruption could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, which could result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, or otherwise materially adversely affect our financial condition and results of operations.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information (PII), that could subject us to significant reputational, financial, legal, and operational consequences.

Our operations rely heavily on the secure processing, storage, and transmission of confidential customer and other information including, among other things, PII, in our computer systems and networks, as well as those of third parties. Our branch locations and centralized servicing centers, as well as our administrative and executive offices, are part of an electronic information network that is designed to permit us to originate and track finance receivables and collections and perform other tasks that are part of our everyday operations. Additionally, as a result of the COVID-19 pandemic and the significant increase in our remote workforce and digital operations, our vulnerability to unauthorized access to confidential information may increase.

We devote significant resources to network and data security, including using encryption, access controls, authentication, and other security measures intended to protect our computer systems and data. These security measures may not be sufficient and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management, or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our computer systems. Any failure, interruption, or breach in our cybersecurity could result in reputational harm, disruption of our customer relationships, or our inability to originate, process and service our finance receivable products, any of which could have a materially adverse effect on our financial condition, results of operations, and liquidity.

Further, any of these cybersecurity and operational risks could expose us to lawsuits by customers for identity theft or other damages resulting from data breach involving PII or misuse of their PII and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations, and liquidity. In addition, regulators may impose penalties and/or require remedial action if they identify weaknesses in our security systems, and we may be required to incur significant costs to increase our cybersecurity to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. As part of our business, we may share confidential customer information and proprietary information with customers, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and, despite our best efforts, we may not be able to ensure that these third parties have appropriate security controls in place to protect the information we share with them. If our confidential information is intercepted, stolen, misused, or mishandled while in possession of a third-party, it could result in reputational harm to us, loss of customer business, and additional regulatory scrutiny, and it could expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations, and liquidity. Although we have insurance that is intended to cover certain losses from such events, there can be no assurance that such insurance will be adequate or available.

We are also subject to the theft or misuse of physical customer and employee records at our facilities.

Our branch locations and centralized servicing centers have physical customer records necessary for day-to-day operations that contain confidential information about our customers. We also retain physical records in various storage locations. The loss or theft of customer information from our branch locations, central servicing facilities, or other storage locations could subject us to additional regulatory scrutiny and penalties and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our financial condition, results of operations, and liquidity. In addition, if we cannot locate original documents (or copies, in some cases) for certain finance receivables, we may not be able to collect on those finance receivables.

Our insurance operations are subject to risks and uncertainties, including claims, catastrophic events, underwriting risks, and dependence on a primary distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as natural disasters, pandemic disease, cyber security breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition and results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment, such as: changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by the customer's loan, insure the collateral). Because our customers do not directly agree to the amount charged for collateral protection at the time it is purchased, regulators may in the future prohibit our insurance companies from providing this insurance to our lending operations. Moreover, our insurance companies are predominately dependent on our lending operations as the primary source of business and product distribution. If our lending operations discontinue offering insurance products, our insurance operations would need to find an alternate distribution partner for their products, of which there can be no assurance.

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

We may not be able to make technological improvements as quickly as some of our competitors, which could harm our ability to compete and adversely affect our financial condition, results of operations, and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as some of our competitors or be successful in marketing these products and services to our existing and new customers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to compete and adversely affect our financial condition, results of operations, and liquidity.

If goodwill and other intangible assets become impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired. If the carrying amount of goodwill and other intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which the impairments become known. There can be no assurance that our future evaluations of goodwill and other intangible assets will not result in findings of impairments and related write-downs, which may have a material adverse effect on our financial condition and results of operations. See Note 7 of the Notes to the Consolidated Financial Statements included in this report for further information on goodwill and intangible asset impairment.

Damage to our reputation could adversely impact our business and financial results.

Our ability to attract and retain customers and employees is significantly impacted by our reputation. Damage to our reputation can arise as a result of our actions or those of our employees or as a result of negative public opinion about the financial services industry. Negative public opinion may relate to any aspect of or risk associated with our business, including but not limited to, our lending practices, cybersecurity breaches, failures to safeguard personal information, discriminating or harassing behavior of employees, compensation practices, sales practices, environmental, social, and governance practices and disclosures, or failure or perceived failure to comply with laws or regulations. Negative publicity directed at us could generate dissatisfaction among our customers and employees. We cannot give assurance that our policies and procedures will be fully effective in preventing conduct that could damage our reputation. Furthermore, our actual or perceived failure to address or prevent any such conduct or otherwise to effectively manage our business or operations could result in significant reputational harm.

RISKS RELATED TO OUR INDUSTRY AND REGULATION

We operate in a highly competitive market, and we cannot ensure that the competitive pressures we face will not have a material adverse effect on our financial condition, results of operations, and liquidity.

The consumer finance industry is highly competitive. Our profitability depends, in large part, on our ability to underwrite and originate finance receivables. Some of our competitors may have greater financial, technical, and marketing resources than we possess. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us. We cannot give assurance that the competitive pressures we face will not have a material adverse effect on our financial condition, results of operations, and liquidity.

Our businesses are subject to regulation in the jurisdictions in which we conduct our business and failure to comply with such regulations may have a material adverse impact on our financial condition, results of operations, and liquidity.

Our businesses are subject to numerous federal, state, and local laws and regulations, and various state authorities regulate and supervise our lending business and insurance operations.

We also must comply with extensive regulations in servicing our legacy real estate loans and loan portfolios for other parties and will have to comply with these servicing regulations if we acquire loan portfolios in the future for which we act as a servicer.

Our operations are subject to regular examination by state regulators and, for certain aspects of our business, by U.S. federal and foreign regulators. Our entities are subject to several hundred regulatory examinations in a given year. These examinations may require us to change our policies or practices, pay monetary fines, or make reimbursements to customers. Many state regulators and some federal regulators have indicated an intention to pool their resources to conduct examinations of licensed entities, including us, at the same time (referred to as a “multi-state” examination). This could result in more in-depth examinations, which could be costlier and lead to more significant enforcement actions.

We are also subject to potential enforcement, supervisions, and other actions that may be brought by state attorneys general or other state enforcement authorities and other governmental agencies. Such actions could subject us to civil money penalties, customer remediation, and increased compliance costs, as well as damage our reputation and brand and could limit or prohibit our ability to offer certain products and services or engage in certain business practices.

State attorneys general have a variety of tools at their disposal to enforce state and federal consumer financial laws. First, Section 1042 of the Dodd-Frank Act grants state attorneys general the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority and to secure remedies provided in the Act against entities within their jurisdiction. State attorneys general also have enforcement authority under state law with respect to unfair or deceptive practices. Generally, under these statutes, state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general.

We are subject to potential changes in federal and state law, which could lower the interest-rate limit that non-depository financial institutions may charge for consumer loans or could expand the definition of interest under federal and state law to include the cost of optional products, such as insurance. Such changes could limit our interest income, insurance revenues, and other revenue, which could have a material adverse effect on our financial condition and results of operations.

We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those or other regulatory requirements could have a material adverse effect on our operations. In addition, changes in laws or regulations applicable to us could subject us to additional licensing, registration and other regulatory requirements in the future or could adversely affect our ability to operate or the way we conduct business.

A material failure to comply with applicable laws and regulations could result in regulatory actions, including substantial fines or penalties, lawsuits, and damage to our reputation, which could have a material adverse effect on our financial condition, results of operations, and liquidity.

For more information with respect to the regulatory framework affecting our businesses, see “Business—Regulation” included in this report.

Requirements of the Dodd-Frank Act and oversight by the CFPB significantly increase our regulatory costs and burdens.

The Dodd-Frank Act and the related regulations increased oversight of financial services and products by the CFPB, and imposed restrictions on the allowable terms for certain consumer credit transactions. The CFPB has significant authority to implement and enforce federal consumer finance laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act and new requirements for financial services products provided for in the Dodd-Frank Act, as well as the authority to identify and prohibit unfair, deceptive, or abusive acts and practices. In addition, the Dodd-Frank Act provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations, and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. Further, state attorneys general and state regulators are authorized to bring civil actions to enforce certain consumer protection provisions of the Dodd-Frank Act. The industry investigation and enforcement provisions of Title X of the Dodd-Frank Act may adversely affect our business if the CFPB or one or more state attorneys general or state regulators believe that we have violated any federal consumer financial protection laws, including the prohibition in Title X against unfair, deceptive or abusive acts or practices.

The CFPB currently has supervisory authority over our real estate servicing activities, and may in the future have supervisory authority over other parts of our consumer lending business. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority for a given product or service. The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets. The CFPB has published regulations for “larger participants” in the market of auto finance, and we have been designated as a larger participant in this market. The larger-participant rule for consumer installment loans was one of the rulemaking initiatives the CFPB designated as inactive in its Spring 2018 rulemaking agenda. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger participant rule for consumer installment loans. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the way they are offered, among other things.

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

Some of the rulemaking under the Dodd-Frank Act remains pending. As a result, the complete impact of the Dodd-Frank Act remains uncertain. It is not clear what form remaining regulations will ultimately take, or how our business will be affected.

For more information with respect to the regulatory framework affecting our businesses and the CFPB, see “Business—Regulation” included in this report.

Current and proposed regulations relating to consumer privacy, data protection, and information security could increase our costs.

We are subject to federal and state consumer privacy, data protection, and information security laws and regulations. For example, we are subject to the federal Gramm-Leach-Bliley Act and the New York Cybersecurity Regulation, which govern the use of PII by financial institutions and require certain safeguards for protecting PII. Moreover, various state laws and regulations may require us to notify customers, employees, state attorneys general, regulators, and others in the event of a security breach. Federal and state legislators and regulators are pursuing new guidance, laws, and regulations relating to consumer privacy, data protection, and information security. Compliance with current or future consumer privacy, data protection, and information security laws and regulations could result in higher compliance, technology, or other operating costs. Any violations of these laws and regulations may require us to change our business practices or operational structure. Violations could subject us to material legal claims, monetary penalties, sanctions, and obligations to compensate and/or notify customers, employees, state attorneys general, regulators, and others, or take other remedial actions.

Our use of third-party vendors is subject to regulatory review.

The CFPB and other regulators have issued regulatory guidance focusing on the need for financial institutions to perform due diligence and ongoing monitoring of third-party vendor relationships, which increases the scope of management involvement and decreases the benefit that we receive from using third-party vendors. Moreover, if our regulators conclude that we have not met the standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist, or other remedial actions, which could have a materially adverse effect on our business, reputation, financial condition, and results of operations. Further, federal and state regulators have scrutinized the practices of lead aggregators and providers.  If regulators place restrictions on certain practices by lead aggregators or providers, our ability to use them as a source for applicants could be affected.

We purchase and sell finance receivables, including charged-off receivables and receivables where the borrower is in default. This practice could subject us to heightened regulatory scrutiny, which may expose us to legal action, cause us to incur losses and/or limit or impede our collection activity.

As part of our business, we purchase and sell finance receivables. Some of these finance receivables may be in default (including in bankruptcy) or the debt may have been charged off as uncollectible. The CFPB and other regulators have significantly increased their scrutiny of the purchase and sale of debt, and collections practices undertaken by purchasers of debt, especially delinquent and charged-off debt. The CFPB has scrutinized sellers of debt for not maintaining sufficient documentation to support and verify the validity or amount of the debt. It has also scrutinized debt collectors for, among other things, their collection tactics, attempting to collect debts that no longer are valid, misrepresenting the amount of the debt and not having sufficient documentation to verify the validity or amount of the debt. Our purchases or sales of receivables could expose us to lawsuits or fines by regulators if we do not have sufficient documentation to support and verify the validity and amount of the finance receivables underlying these transactions, or if we or purchasers of our finance receivables use collection methods that are viewed as unfair or abusive. In addition, our collections could suffer, and we may incur additional expenses if we are required to change collection practices or stop collecting on certain debts because of a lawsuit or action on the part of regulators.

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

Rules relating to securitizations rated by nationally-recognized statistical rating agencies require that the findings of any third-party due diligence service providers be made publicly available at least five business days prior to the first sale of securities, which has led and will continue to lead us to incur additional costs in connection with each securitization.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.

The Investment Company Act regulates the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and intend to continue to conduct, our business in a manner that does not result in the Company being characterized as an investment company, including relying on certain exemptions from registration as an investment company. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could inhibit our ability to conduct our business operations. We cannot give assurance that the laws and regulations governing our Investment Company Act status or SEC guidance regarding the Investment Company Act will not change in a manner that adversely affects our operations. If we are deemed to be an investment company, we may attempt to seek exemptive relief from the SEC, which could impose significant costs on us. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted.

RISKS RELATED TO OUR INDEBTEDNESS

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit may be significantly affected by disruption in the U.S. credit markets and the associated credit rating downgrades on our debt. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding the COVID-19 pandemic continue to create significant volatility in, and uncertainty around access to, the capital markets. Historically, we have funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Our current corporate credit ratings are below investment grade and, as a result, our borrowing costs may further increase and our ability to borrow may be limited. In addition to issuing unsecured debt in the public and private markets, we have raised capital through securitization transactions and, although there can be no assurances that we will be able to complete additional securitizations or issue additional unsecured debt, we currently expect our near-term sources of capital markets funding to continue to derive from securitization transactions and unsecured debt offerings.

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

Our significant indebtedness could have important consequences, including the following:

•it may require us to dedicate a larger portion of our cash flows from operations to pay our indebtedness, which reduces the funds available for other purposes, including finance receivable originations and capital returns;
•it may limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing regulatory, business, and economic conditions;
•it may limit our ability to incur additional borrowings or securitizations;
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

OMFC’s indenture and certain of OMFC’s notes contain a covenant that limits OMFC’s and its subsidiaries’ ability to create or incur liens. The restrictions may interfere with our ability to obtain additional financing or affect the way we structure such financing or engage in other business activities. A default and resulting acceleration of obligations could also result in an event of default and declaration of acceleration under certain of our other existing debt agreements. Such an acceleration of our debt would have a material adverse effect on our liquidity and our ability to continue as a going concern. A default could also significantly limit our alternatives to refinance our indebtedness. This limitation may significantly restrict our financing options during times of either market distress or our financial distress, which are precisely the times when having financing options is most important.

The assessment of our liquidity is based upon significant judgments and estimates that could prove to be materially incorrect.

In assessing our current financial position and developing operating plans, management has made significant judgments and estimates with respect to our liquidity, including but not limited to:

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
•the amount of cash expected to be received from our finance receivable portfolio through collections (including prepayments) and receipt of finance charges;
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
•the effect of current and potential new federal, state, and local laws, regulations, or regulatory policies and practices on our ability to conduct business or the way we conduct business, as well as changes that may result from increased regulatory scrutiny of the sub-prime lending industry;
•potential liability relating to real estate and personal loans which we have sold or may sell in the future, or relating to securitized loans, if it is determined that there was a non-curable breach of a warranty made in connection with the transaction;
•the potential for increasing costs and difficulty in servicing our loan portfolio because of heightened regulatory scrutiny of loan servicing and foreclosure practices in the industry generally;
•the potential for additional unforeseen cash demands or acceleration of obligations;
•reduced income due to loan modifications where the borrower’s interest rate is reduced, principal payments are deferred, or other concessions are made;
•the potential for declines or volatility in bond and equity markets; and
•the potential effect on us if the capital levels of our regulated and unregulated subsidiaries prove inadequate to support our business plans.

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

OMFC's credit ratings could adversely affect our ability to raise capital in the debt markets at attractive rates, which could negatively affect our financial condition, results of operations, and liquidity.

S&P, Moody’s, and KBRA rate OMFC’s debt. Ratings reflect the rating agencies’ opinions of a company’s financial strength, operating performance, strategic position, and ability to meet its obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating. If OMFC’s current ratings are downgraded, it will likely increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, a downgrade of OMFC's ratings could negatively impact our results of operations, financial condition, and liquidity.

Our securitizations may expose us to financing and other risks, and there can be no assurance that we will be able to access the securitization market in the future, which may require us to seek more costly financing.

We cannot give assurance that we will be able to complete additional securitizations if the securitization markets become constrained. In addition, the value of any subordinated securities that we may retain in our securitizations might be reduced or, in some cases, eliminated because of adverse changes in economic conditions or the financial markets.

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

Rating agencies may also affect our ability to execute a securitization transaction or increase the costs we expect to incur from executing securitization transactions. Rating agencies could alter their ratings processes or criteria after we have accumulated finance receivables for securitization in a manner that effectively reduces the value of those finance receivables by increasing our financing costs or otherwise requiring that we incur additional costs to comply with those processes and criteria. We cannot control or predict what actions the rating agencies may take in this regard.

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

If it is not possible or economical for us to securitize our finance receivables in the future, we would need to seek alternative financing to support our operations and to meet our existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our financial condition, results of operations, and liquidity.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

OMH and OMFC are holding companies with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations and enable us to pay dividends.

Our principal assets are the equity interests we directly or indirectly hold in our operating subsidiaries, which own our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries for funds to meet our financial obligations and enable OMH to pay dividends on its common stock. Our subsidiaries are legally distinct from us, and certain of our subsidiaries are prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. For example, our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of OMFC's debt agreements limit the ability of certain of our subsidiaries to pay dividends. If we are unable to obtain funds from our subsidiaries, or if our subsidiaries do not generate sufficient cash from operations, we may be unable to meet our financial obligations or pay dividends, and the board may exercise its discretion not to pay dividends.

OMH may not pay dividends on its common stock in the future, even if liquidity and leverage targets are met.

While OMH intends to pay its minimum quarterly dividends, currently $0.95 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. As a result, we cannot give assurance that OMH will continue to pay dividends on its common stock in future periods, even if liquidity and target leverage objectives are met. See our “Dividend Policy” in Part II - Item 5 of this report for further information on dividends.

Certain provisions of our Stockholders Agreement, restated certificate of incorporation, and amended and restated bylaws could hinder, delay or prevent a change in control of OMH, which could adversely affect the price of OMH's common stock.

The Stockholders Agreement, OMH's restated certificate of incorporation, and OMH’s amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of the Board. These provisions provide for:

•a classified Board with staggered three-year terms;
•certain rights with respect to the designation of directors for nomination and election to the board of directors, including the ability of Värde to appoint one director, for so long as Värde has beneficial ownership of less than 10% but at least 5% of the voting power of OMH;
•removal of directors only for cause and only with the affirmative vote of at least 80% of the voting interest of stockholders entitled to vote;
•no ability for stockholders to call special meetings of OMH's stockholders;
•advance notice requirements by stockholders with respect to director nominations and actions to be taken at annual meetings;
•the ability for stockholders to act outside a meeting by written consent only if unanimous; and

•the issuance of blank check preferred stock by the Board from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of OMH stockholders. Nothing in OMH's restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of OMH's common stock.

These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors and, as a result, may adversely affect the market price of OMH's common stock and the ability of public stockholders to realize any potential change of control premium.

See additional information under “Business Overview” in Item 1 of this report. The terms of the Amended and Restated Stockholders Agreement are described in OMH's Current Report on Form 8-K filed with the SEC on June 25, 2018, and such Current Report on Form 8-K is incorporated by reference herein in its entirety.

Licensing and insurance laws and regulations may delay or impede purchases of OMH's common stock.

Certain of the states in which we are licensed to originate loans and the state in which our insurance subsidiaries are domiciled (Texas) have laws and regulations that require regulatory approval for the acquisition of “control” of regulated entities. In addition, Texas insurance laws and regulations generally provide that no person may acquire control, directly or indirectly, of a domiciled insurer, unless the person has provided the required information to, and the acquisition is subsequently approved or not disapproved by the Department of Insurance (“DOI”). Under state insurance laws or regulations, there exists a presumption of “control” when an acquiring party acquires as little as 10% of the voting securities of a regulated entity or of a company which itself controls (directly or indirectly) a regulated entity (the threshold is 10% under the insurance statute of Texas). Therefore, any person acquiring 10% or more of OMH's common stock may need the prior approval of the Texas insurance and/or licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede their ability to complete such purchase.

RISKS RELATED TO OMH'S COMMON STOCK

The market price and trading volume of OMH's common stock may be volatile, which could result in rapid and substantial losses for OMH's stockholders.

The market price of OMH's common stock has been and may continue to be volatile and could be subject to wide fluctuations and may decline significantly in the future. Some of the factors that could negatively affect the share price or result in fluctuations in the price or trading volume of OMH's common stock include: variations in our quarterly or annual operating results; changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts; additions to, or departures of, key management personnel; and any increased indebtedness we may incur in the future.

These factors may decrease the market price of OMH's common stock, regardless of our actual operating performance. Volatility in the market price of a company’s securities may result in securities class action litigation. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

OMH had an aggregate of 1,872,540,640 shares of common stock authorized but unissued as of January 31, 2022. OMH may issue any or all of these shares of common stock without any action or approval by OMH's stockholders, subject to certain exceptions. OMH also intends to continue to evaluate acquisition opportunities and may issue common stock in connection with any such acquisition. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by existing OMH's stockholders.

GENERAL RISKS

We are a party to various lawsuits and proceedings and may become a party to various lawsuits and proceedings in the future which, if resolved in a manner adverse to us, could have a material adverse effect our financial condition, results of operations, and liquidity.

In the normal course of business, we have been named, and may be named in the future, as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arising in connection with our business activities. Certain of the legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages allegedly incurred. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our financial condition, results of operations, and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Note 14 of the Notes to the Consolidated Financial Statements included in this report.

Certain operations rely on external vendors.

We rely on third-party vendors to provide products and services necessary to maintain day-to-day operations, including a portion of our information systems, communication, data management and transaction processing. Accordingly, we are exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements. Such failure to perform could be disruptive to our operations and have a materially adverse impact on our business, financial condition, and results of operations. These third parties are also sources of risk associated with operational errors, system interruptions or breaches and unauthorized disclosure of confidential information. If our vendors encounter any of these issues, we could be exposed to disruption of service, damage to our reputation and litigation.

If we lose the services of any of our key management personnel, our business could suffer.

Our future success significantly depends on the continued service and performance of our key management personnel. Our senior management team has significant industry experience and would be difficult to replace. Competition for these employees is intense and we may not be able to attract and retain key personnel. If we are unable to attract or retain appropriately qualified personnel, we may not be successful in originating loans and servicing our customers, which could have a materially adverse effect on our business, financial condition and results of operations.

Employee misconduct could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.

There is a risk that our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage—or be accused of engaging—in illegal or suspicious activities including fraud or theft, we could suffer direct losses from such activity, and as a result, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships, and ability to attract future customers or employees. Regulators may allege or determine, based upon such misconduct, that our systems and procedures to detect and deter employee misconduct are inadequate. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our branch network includes approximately 1,400 locations in 44 states. We support our branch business by conducting branch office operations, branch office administration, and centralized operations, including our servicing facilities, in Mendota Heights, Minnesota; Tempe, Arizona; Fort Mill, South Carolina; and Fort Worth, Texas, in leased premises. Our branch locations have lease terms generally ranging from three to five years.

We lease administrative offices in Wilmington, Delaware; Irving, Texas; Charlotte, North Carolina; and New York, New York, which expire in 2023, 2025, 2025, and 2028, respectively. Additionally, we lease office space in Stamford, Connecticut, expiring in 2022, which has been sublet, and Baltimore, Maryland, expiring in 2026, which has been partially sublet.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2021, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings also support our administrative and centralized functions.

Our branch office operations, administrative offices, centralized operations, and loan servicing facilities support our Consumer and Insurance segment.

Item 3. Legal Proceedings.

The information required with respect to this item can be found under "Legal Contingencies" in Note 14 of the Notes to the Consolidated Financial Statements found elsewhere in this Annual Report, which is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION AND STOCKHOLDERS

OMH’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “OMF.”

On January 31, 2022, there were two record holders of OMH's common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On January 31, 2022, the closing price for OMH's common stock, as reported on the NYSE, was $51.66.

DIVIDEND POLICY

In February of 2019, the OMH Board of Directors (the “Board”) announced a program of quarterly dividends. While OMH intends to pay its minimum quarterly dividend, currently $0.95 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. OMH's dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future.

No trading market exists for OMFC’s common stock. All of OMFC’s common stock is held by OMH. To provide funding for the dividends, mentioned above, OMFC paid dividends to OMH of $1.3 billion and $799 million in 2021 and 2020, respectively.

Because we are holding companies and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of OMFC's debt agreements limit the ability of certain of our subsidiaries to pay dividends. See Notes 8 and 10 of the Notes to the Consolidated Financial Statements included in this report for further information on OMFC's debt agreements and our insurance subsidiary dividends, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1 - October 31	1,986,600	$53.66	116,600	$71,136,313
November 1 - November 30	720,059	51.70	720,059	33,906,889
December 1 - December 31	958,420	50.43	958,420	85,575,137
Total	3,665,079	$52.43	1,795,079
(a)    On October 28, 2021, we participated in the October Concurrent Share Buyback, in which we purchased 1,870,000 shares of OMH common stock that were the subject of a secondary public offering by the Selling Stockholder at a purchase price of $53.45 per share, which is equal to the price at which the Underwriter purchased such shares from the Selling Stockholder. The October Concurrent Share Buyback did not reduce our availability under the stock repurchase program. For additional information regarding the October Concurrent Share Buyback, see “Recent Developments and Outlook — August and October Concurrent Share Buybacks” under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
(b)    The Board approved a $200 million stock repurchase program, excluding commission and fees, with no stated expiration during the first quarter of 2020. On December 13, 2021, the Board increased the share repurchase authorization to $300 million. The timing, number, and share price of any additional shares repurchased will be determined by OMH based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. OMH is not obligated to purchase any shares under the program, which may be modified, suspended, or discontinued at any time.

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for OMH's common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from December 31, 2016 through December 31, 2021. This data assumes simultaneous investments of $100 on December 31, 2016 and reinvestment of any dividends. The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Stock Performance
$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	At December 31,
	2016	2017	2018	2019	2020	2021
OneMain Holdings, Inc.	$100.00	$117.39	$109.71	$206.46	$279.41	$345.46
NYSE Composite Index	100.00	118.90	108.45	136.38	146.05	176.45
NYSE Financial Sector Index	100.00	121.40	105.54	136.85	133.79	167.56

Item 6. [Reserved]

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

An index to our management’s discussion and analysis follows:

Overview

We are a leading provider of responsible personal loan products, primarily to nonprime customers. In 2021, we also began offering credit cards. Our branch network of approximately 1,400 locations in 44 states is staffed with expert personnel and is complemented by our centralized operations and our digital platform, which provides current and prospective customers the option of applying for a personal loan or credit card via our website, www.omf.com. The information on our website is not incorporated by reference into this report. In connection with our personal loan business, our insurance subsidiaries offer our customers optional credit and non-credit insurance, and other products.

In addition to our loan originations, and insurance and other product sales activities, we service loans owned by us and service loans owned by third parties; pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets; and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who generally need timely access to cash. Our personal loans are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At December 31, 2021, we had approximately 2.34 million personal loans totaling $19.2 billion of net finance receivables, of which 52% were secured by titled property, compared to approximately 2.30 million personal loans totaling $18.1 billion of net finance receivables, of which 53% were secured by titled property at December 31, 2020. We also service personal loans for our whole loan sale partners, which we commenced during the first quarter of 2021.

•Credit Cards — In the third quarter of 2021, we began offering credit cards through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered through our branch network, direct mail marketing, and direct-to-consumer via our affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At December 31, 2021, we had approximately 66 thousand open credit card customer accounts, totaling $25 million of net finance receivables.

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

OUR SEGMENT

At December 31, 2021, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and insurance products. At December 31, 2021, we managed a combined total of 2.45 million customer accounts and $19.6 billion of managed receivables.

The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 17 of the Notes to the Consolidated Financial Statements included in this report for more information about our segment.

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

Interest Expense

We track the interest expense incurred on our debt, along with amortization or accretion of premiums or discounts, and issuance costs, to monitor the components of our cost of funds. We expect interest expense to fluctuate based on changes in the secured versus unsecured mix of our debt, time to maturity, the cost of funds rate, and utilization of revolving conduit facilities.

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

Finance Receivables Originations and Purchase Volume

Because loan volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor originations and purchase volume and annual percentage rate.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Credit Cards - BrightWay and BrightWay+

As part of our mission to improve the financial well-being of hardworking Americans, we continue to invest in new products and services that help our customers solve for their present needs while helping them build a stronger financial tomorrow. In the third quarter of 2021, we began offering our two credit cards, BrightWay and BrightWay+, giving our customers access to more credit, while also enabling a better financial future. Credit cards will help customers take concrete steps to improve their financial well-being by offering tangible rewards for credit building behaviors. This is an important milestone for our company as we continue to deepen our existing customer relationships, attract new customers, and become the lender of choice for nonprime customers. We continue to expand credit card offerings across our branch network and through direct-to-consumer and affiliate card marketing.

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

Redemption of 6.125% Senior Notes Due 2022

On December 10, 2021, OMFC paid a net aggregate amount of $1.0 billion, inclusive of accrued interest and premiums, to complete the redemption of its 6.125% Senior Notes due 2022.

Unsecured Corporate Revolver

On October 25, 2021, OMFC entered into an unsecured corporate revolver with a total maximum borrowing capacity of $1.0 billion. At December 31, 2021, no amounts were drawn under this facility.

For further information regarding the issuances and redemption of our unsecured debt and our corporate revolver, see Note 8 of the Notes to the Consolidated Financial Statements included in this report.

Securitization Transactions Completed: OMFIT 2021-1 and ODART 2021-1

For information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Apollo-Värde Group Share Sales

We entered into two underwriting agreements, in February and April of 2021, with certain entities managed by affiliates of Apollo-Värde Group, in their capacities as selling stockholders (the “Selling Stockholders”), and several underwriters, for sale by the Selling Stockholders of up to 9,200,000 shares per agreement of OMH’s common stock. The two secondary public offerings closed during the first half of 2021 and resulted in the sale by the Selling Stockholders of 18,400,000 shares of OMH common stock. We did not receive any proceeds from the sales of the shares by the Selling Stockholders in these transactions.

We entered into three underwriting agreements, in July, August, and October of 2021, with an entity managed by affiliates of Apollo, in its capacity as selling stockholder (the “Selling Stockholder”), and an underwriter for sales by the Selling Stockholder of 10,925,000, 8,050,000, and 10,010,208 shares, respectively, of OMH’s common stock. The three secondary public offerings closed during the second half of 2021 and resulted in the sale by the Selling Stockholder of a total of 28,985,208 shares of OMH common stock. The shares sold represented all of the shares that were held by the Selling Stockholder. We did not receive any proceeds from the sale of the shares by the Selling Stockholder in these transactions.

Prior to the secondary public offerings described above, the Apollo-Värde Group was entitled to designate six of OMH's nine directors, as provided for in the Amended and Restated Stockholders Agreement (“Stockholders Agreement”). As a result of the share sales, Apollo is no longer a stockholder. Värde retained a portion of their shares, and as of December 31, 2021, Värde and funds managed by Värde beneficially owned approximately 5.9% of OMH common stock. Värde currently has the right to designate one director of the OMH Board of Directors, pursuant to the Stockholders Agreement, as a result of beneficially owning less than 10% but greater than 5% of the voting power of OMH common stock.

August and October Concurrent Share Buybacks

On August 3, 2021, pursuant to the July 2021 underwriting agreement, we concurrently purchased 1,700,000 of the shares of OMH common stock at a purchase price of $58.36 per share, which is equal to the price at which the underwriter purchased the shares from the Selling Stockholder, resulting in an aggregate purchase price of $99 million (the “August Concurrent Share Buyback”). On October 28, 2021, pursuant to the October 2021 underwriting agreement, we concurrently purchased 1,870,000 of the shares of OMH common stock at a purchase price of $53.45 per share, which is equal to the price at which the underwriter purchased the shares from the Selling Stockholder, resulting in an aggregate purchase price of $100 million (the “October Concurrent Share Buyback”). The terms and conditions of the August and October Concurrent Share Buybacks were reviewed and approved by a special committee of the Board, comprised of independent and disinterested directors of OMH. The August and October Concurrent Share Buybacks were made pursuant to separate Board authorizations and did not reduce our availability of repurchases under our stock repurchase program commenced during the second quarter of 2021. The August and October Concurrent Share Buybacks were funded from our existing cash on hand. The underwriter did not receive any compensation for the shares of OMH common stock repurchased by OMH.

Stock Repurchase Program

During the second quarter of 2021 we commenced our stock repurchase program. In December 2021, the Board increased the share repurchase authorization to $300 million from the previously announced $200 million. As of December 31, 2021, we had $86 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program.

On February 2, 2022, the Board authorized a new stock repurchase program, which allows us to repurchase up to $1.0 billion of the OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. The new program replaces the previous share repurchase program.

See “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II of this report for further information on our shares repurchased.

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

Resignations and Election of Member(s) of the OMH and OMFC Board of Directors

On March 5, 2021, Phyllis R. Caldwell was elected to the OMH Board of Directors, effective June 1, 2021.

On July 19, 2021, Adam Rosman resigned from the OMFC Board of Directors and Jeannette Osterhout was elected to the OMFC Board of Directors.

On November 1, 2021, Matthew R. Michelini and Lisa Green Hall resigned from and Philip L. Bronner was elected to the OMH Board of Directors, effective November 8, 2021.

On January 27, 2022, Toos N. Daruvala was elected to the OMH Board of Directors, effective February 14, 2022.

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

OUTLOOK

We are actively managing the continuing impacts of the COVID-19 pandemic and remain prepared for any additional opportunities or challenges that may impact our industry or business. The impact on our financial condition and results of operations depends on the continued progress of the economic recovery, which is dependent on unemployment rates, inflationary pressures, supply chain concerns, and businesses’ ability to remain open. There is also uncertainty regarding the effects of additional variants of COVID-19 and the impact of vaccination rates. Current credit performance trends continue to be favorable, yet are trending back to pre-pandemic levels. We will continue to incorporate updates, as necessary, to our macroeconomic assumptions which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Our experienced management team continues to remain focused on our strategic priorities of maintaining a solid balance sheet with an adequate liquidity runway and capital coverage, upholding a conservative and disciplined underwriting model, and building strong relationships with our customers. We are well positioned to continue supporting and serving our customers, investing in our business, and driving growth while creating value for our stockholders as we effectively navigate the evolving economic, social, political, and regulatory environments in which we operate.

Results of Operations
The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relates only to OMH. See Note 1 of the Notes to the Consolidated Financial Statements included in this report for further information.

OMH'S CONSOLIDATED RESULTS
See the table below for OMH's consolidated operating results and selected financial statistics. A further discussion of OMH's operating results for our operating segment is provided under “Segment Results” below.

(dollars in millions, except per share amounts)
At or for the Years Ended December 31,	2021	2020	2019

Interest income	$4,364	$4,368	$4,127
Interest expense	937	1,027	970
Provision for finance receivable losses	593	1,319	1,129
Net interest income after provision for finance receivable losses	2,834	2,022	2,028
Other revenues	531	526	622
Other expenses	1,624	1,571	1,552
Income before income taxes	1,741	977	1,098
Income taxes	427	247	243
Net income	$1,314	$730	$855

Share Data:
Earnings per share:
Diluted	$9.87	$5.41	$6.27

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$19,212	$18,084	$18,389
Average net receivables	$18,281	$17,997	$17,055
Yield	23.84%	24.24%	24.13%
Gross charge-off ratio	5.41%	6.46%	6.79%
Recovery ratio	(1.21)%	(0.92)%	(0.74)%
Net charge-off ratio	4.20%	5.54%	6.05%
30-89 Delinquency ratio	2.43%	2.28%	2.46%
Personal loans:
Net finance receivables	$19,187	$18,084	$18,389
Origination volume	$13,825	$10,729	$13,803
Number of accounts	2,336,845	2,304,951	2,435,172
Number of accounts originated	1,388,123	1,099,767	1,481,166
Credit cards (b):
Net finance receivables	$25	$—	$—
Purchase volume	$26	$—	$—
Number of open accounts	65,513	—	—
Debt balances:
Long-term debt balance	$17,750	$17,800	$17,212
Average daily debt balance	$17,441	$18,080	$16,336
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    There were no credit cards for the years ended December 31, 2020 and 2019 as the product offering began in 2021.

Comparison of Consolidated Results for 2021 and 2020

Interest income remained relatively consistent in 2021 when compared to 2020 primarily due to growth in our average net finance receivables, offset by lower yield.

Interest expense decreased $90 million or 8.8% in 2021 when compared to 2020 primarily due to a lower average cost of funds along with a decrease in average outstanding debt.

See Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $726 million or 55.0% in 2021 when compared to 2020 primarily due to an improved outlook for unemployment and macroeconomic conditions resulting in a release in our allowance reserve in 2021 as compared to a build in 2020 at the onset of the COVID-19 pandemic, as well as a decrease in our net charge-offs due to improved credit performance aligning with government stimulus measures.

Other revenues increased $5 million or 1.0% in 2021 when compared to 2020 primarily due to the gains on the sales of finance receivables associated with the whole loan sale program that commenced in 2021 and an increase in membership plans fee revenue due to loan origination growth. The increase was partially offset by higher net losses on the repurchases and repayments of debt and a decrease in investment revenue driven by lower interest rates on cash.

Other expenses increased $53 million or 3.4% in 2021 when compared to 2020 primarily due to the expense associated with the cash-settled stock-based awards in the current year and an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, compared to COVID-19 cost cutting measures in 2020. The increase was partially offset by a decrease in insurance policy and benefits claims expense resulting from lower than expected involuntary unemployment insurance claims.

Income taxes totaled $427 million for 2021 compared to $247 million for 2020. The effective tax rate for 2021 was 24.6% compared to 25.3% for 2020. The effective tax rate for 2021 and 2020 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes and discrete tax expense.

See Note 13 of the Notes to the Consolidated Financial Statements included in this report for further information on effective tax rates.

Comparison of Consolidated Results for 2020 and 2019

For a comparison of OMH's results of operation for the years ended 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OMH’s Consolidated Results” in Part II - Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$1,788	$1,021	$1,168
Adjustments:
Net loss on repurchases and repayments of debt	70	36	30
Cash-settled stock-based awards	54	—	—
Direct costs associated with COVID-19	6	17	—
Acquisition-related transaction and integration expenses	—	11	14
Net gain on sale of cost method investment	—	—	(11)
Restructuring charges	—	7	5
Adjusted pretax income (non-GAAP)	$1,918	$1,092	$1,206

Provision for finance receivable losses	$587	$1,313	$1,105
Net charge-offs	(768)	(998)	(1,028)
Pretax capital generation (non-GAAP)	$1,737	$1,407	$1,283

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 1 of the Notes to the Consolidated Financial Statements included in this report for further information.

See Note 17 of the Notes to the Consolidated Financial Statements included in this report for a description of our segment and methodologies used to allocate revenues and expenses to our C&I segment.

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2021	2020	2019

Interest income	$4,355	$4,353	$4,114
Interest expense	930	1,007	947
Provision for finance receivable losses	587	1,313	1,105
Net interest income after provision for finance receivable losses	2,838	2,033	2,062
Other revenues	597	551	619
Other expenses	1,517	1,492	1,475
Adjusted pretax income (non-GAAP)	$1,918	$1,092	$1,206

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$19,215	$18,091	$18,421
Average net receivables	$18,286	$18,009	$17,089
Yield	23.82%	24.17%	24.07%
Gross charge-off ratio	5.42%	6.46%	6.86%
Recovery ratio	(1.21)%	(0.92)%	(0.84)%
Net charge-off ratio	4.20%	5.54%	6.02%
30-89 Delinquency ratio	2.43%	2.28%	2.47%
Personal loans:
Net finance receivables	$19,190	$18,091	$18,421
Origination volume	$13,825	$10,729	$13,803
Number of accounts	2,336,845	2,304,951	2,435,172
Number of accounts originated	1,388,123	1,099,767	1,481,166
Credit cards (b):
Net finance receivables	$25	$—	$—
Purchase volume	$26	$—	$—
Number of open accounts	65,513	—	—
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    There were no credit cards for the years ended December 31, 2020 and 2019 as the product offering began in 2021.

Comparison of Adjusted Pretax Income for 2021 and 2020

Interest income remained relatively consistent in 2021 when compared to 2020 primarily due to growth in our average net finance receivables, offset by lower yield.

Interest expense decreased $77 million or 7.6% in 2021 when compared to 2020 primarily due to a lower average cost of funds along with a decrease in average outstanding debt.

See Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses decreased $726 million or 55.3% in 2021 when compared to 2020 primarily due to an improved outlook for unemployment and macroeconomic conditions resulting in a release in our allowance reserve in 2021 as compared to a build in 2020 at the onset of the COVID-19 pandemic, as well as a decrease in our net charge-offs due to improved credit performance aligning with government stimulus measures.

Other revenues increased $46 million or 8.3% in 2021 when compared to 2020 primarily due to the gains on the sales of finance receivables associated with the whole loan sale program that commenced in 2021 and an increase in membership plans fee revenue due to loan origination growth. The increase was partially offset by a decrease in investment revenue driven by lower interest rates on cash.

Other expenses increased $25 million or 1.7% in 2021 when compared to 2020 primarily due an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, compared to COVID-19 cost cutting measures in 2020. The increase was partially offset by a decrease in insurance policy and benefits claims expense resulting from lower than expected involuntary unemployment insurance claims.

Comparison of Adjusted Pretax Income for 2020 and 2019

For a comparison of OMH's adjusted pretax income for C&I for the years ended 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OMH’s Consolidated Results” in Part II -Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 9, 2021.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $19.2 billion at December 31, 2021 and $18.1 billion at December 31, 2020. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. During the third quarter of 2021, we began offering credit cards. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments.

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

When personal loans are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and collection of these accounts is handled by our centralized operations. Use of our centralized operations teams for managing late-stage delinquency allows us to apply more advanced collection technologies and tools and drives operating efficiencies in servicing. At 90 days contractually past due, we consider our personal loans to be nonperforming and stop accruing finance charges. We reverse finance charges previously accrued.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due and reverse finance charges and fees previously accrued.

The delinquency information for net finance receivables was as follows:

	Consumer and Insurance		Segment to GAAP Adjustment	GAAP Basis
(dollars in millions)	Personal Loans	Credit Cards
December 31, 2021
Current	$18,340	$25	$(3)	$18,362
30-59 days past due	282	—	—	282
60-89 days past due	185	—	—	185
90+ days past due	383	—	—	383
Total net finance receivables	$19,190	$25	$(3)	$19,212

Delinquency ratio
30-89 days past due	2.43%	0.08%	*	2.43%
30+ days past due	4.43%	0.08%	*	4.42%
60+ days past due	2.96%	—%	*	2.96%
90+ days past due	2.00%	—%	*	1.99%

December 31, 2020
Current	$17,362	*	$(7)	$17,355
30-59 days past due	251	*	—	251
60-89 days past due	162	*	—	162
90+ days past due	316	*	—	316
Total net finance receivables	$18,091	*	$(7)	$18,084

Delinquency ratio
30-89 days past due	2.28%	*	*	2.28%
30+ days past due	4.03%	*	*	4.03%
60+ days past due	2.64%	*	*	2.64%
90+ days past due	1.75%	*	*	1.75%
* Not applicable

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the ongoing impacts of COVID-19 on the U.S. economy and the overall unemployment rate. We also considered inflationary pressures, supply chain concerns, and businesses’ ability to remain open. Our forecast leveraged economic projections from industry leading forecast providers. At December 31, 2021, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Year Ended December 31, 2021
Balance at beginning of period	$2,283	$—	$(14)	$2,269
Provision for finance receivable losses	582	5	6	593
Charge-offs	(990)	—	1	(989)
Recoveries	222	—	—	222
Balance at end of period	$2,097	$5	$(7)	$2,095

Allowance ratio	10.93%	19.91%	(a)	10.90%

Year Ended December 31, 2020 (b)
Balance at beginning of period	$849	$—	$(20)	$829
Impact of adoption of ASU 2016-13 (c)	1,119	—	(1)	1,118
Provision for finance receivable losses	1,313	—	6	1,319
Charge-offs	(1,163)	—	1	(1,162)
Recoveries	165	—	—	165
Balance at end of period	$2,283	$—	$(14)	$2,269

Allowance ratio	12.62%	—%	(a)	12.55%

Year Ended December 31, 2019 (b)
Balance at beginning of period	$773	$—	$(42)	$731
Provision for finance receivable losses	1,105	—	24	1,129
Charge-offs	(1,172)	—	15	(1,157)
Recoveries	143	—	(17)	126
Balance at end of period	$849	$—	$(20)	$829

Allowance ratio	4.61%	—%	(a)	4.51%
(a) Not applicable.
(b) There were no credit cards for the years ended December 31, 2020 and 2019 as the product offering began in 2021.
(c) As a result of the adoption of ASU 2016-13, we recorded a one-time adjustment to the allowance for finance receivable losses.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables for personal loans decreased from prior period primarily due to an improved outlook for unemployment and macroeconomic conditions, partially offset by growth in our loan portfolio, as compared to a build in our allowance reserve at the onset of the COVID-19 pandemic. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables for personal loans are as follows:

(dollars in millions)	Personal Loans	Segment to GAAP Adjustment	GAAP Basis

December 31, 2021
TDR net finance receivables	$671	$(21)	$650
Allowance for TDR finance receivable losses	279	(9)	270

December 31, 2020
TDR net finance receivables	$728	$(37)	$691
Allowance for TDR finance receivable losses	332	(18)	314

There were no credit cards classified as TDR finance receivables for the years ended December 31, 2021 and 2020.

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

The following table reflects our net finance receivables grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	Personal Loans	Credit Cards	Total

December 31, 2021
FICO scores *
660 or higher	$4,897	$14	$4,911
620-659	5,321	7	5,328
619 or below	8,969	4	8,973
Total	$19,187	$25	$19,212

December 31, 2020
FICO scores *
660 or higher	$4,653	$—	$4,653
620-659	4,877	—	4,877
619 or below	8,554	—	8,554
Total	$18,084	$—	$18,084
* Due to the impact of COVID-19, FICO scores as of December 31, 2021 and December 31, 2020 may have been impacted by government stimulus measures, borrower assistance programs, and potentially inconsistent reporting to credit bureaus.

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

During 2021, OMH generated net income of $1.3 billion. OMH’s net cash inflow from operating and investing activities totaled $104 million for the year ended December 31, 2021. At December 31, 2021, our scheduled interest payments for 2022 totaled $594 million and there are no scheduled principal payments for 2022 on our existing debt (excluding securitizations). As of December 31, 2021, we had $10.2 billion of unencumbered gross finance receivables.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 24 months.

OMFC’s Issuance and Notice of Redemption of Unsecured Debt

For information regarding the issuance and notice of redemption of OMFC's unsecured debt, see Note 8 of the Notes to the Consolidated Financial Statements included in this report.

OMFC’s Unsecured Corporate Revolver

On October 25, 2021, we entered into an unsecured corporate revolver. At December 31, 2021, the borrowing capacity of our corporate revolver was $1.0 billion, and no amounts were drawn.

Securitizations and Borrowings from Revolving Conduit Facilities

During the year ended December 31, 2021, we completed two personal loan securitizations (OMFIT 2021-1 and ODART 2021-1, see “Securitized Borrowings” below), and redeemed three personal loan securitizations (OMFIT 2017-1, SLFT 2015-B, and SLFT 2017-A). At December 31, 2021, we had $8.7 billion of gross finance receivables pledged as collateral for our securitization transactions.

During the year ended December 31, 2021, we entered into two new revolving conduit facilities and terminated one revolving conduit facility. At December 31, 2021, an aggregate of $600 million was drawn under our conduit facilities, and the remaining borrowing capacity is $5.4 billion. Amounts drawn on these facilities are collateralized by our personal loans.

See Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and revolving conduit facilities.

Credit Ratings

Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings, and the probability of systemic support. Significant changes in these factors could result in different ratings.

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2021	Rating	Outlook

S&P	BB-	Positive
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the year ended December 31, 2021, OMH repurchased and held in treasury 3,142,923 shares of its common stock through its stock repurchase program for an aggregate total of $169 million, including commissions and fees. To provide funding for the OMH stock repurchase, the OMFC Board of Directors authorized dividend payments in the amount of $200 million.

Additionally, on August 3, 2021 and October 28, 2021, OMH participated in two concurrent share buybacks, in which we purchased 1,700,000 shares and 1,870,000 shares, respectively, of OMH common stock for an aggregate total of $99 million and $100 million, respectively. The terms and conditions of the August and October Concurrent Share Buybacks were reviewed and approved by a special committee of the Board, comprised of independent and disinterested directors of OMH. The August and October Concurrent Share Buybacks were made pursuant to separate Board authorizations and did not reduce our availability under the stock repurchase program. To provide funding for the Concurrent Share Buybacks, the OMFC Board of Directors authorized dividend payments in the amount of $199 million.

As of December 31, 2021, OMH held a total of 6,712,923 shares of treasury stock. For additional information regarding the shares repurchased, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of December 31, 2021, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share		Amount Paid
					(in millions)
February 8, 2021	February 18, 2021	February 25, 2021	$3.95	*	$531
April 26, 2021	May 6, 2021	May 13, 2021	0.70		94
July 21, 2021	August 6, 2021	August 13, 2021	4.20	*	555
October 20, 2021	November 2, 2021	November 9, 2021	0.70		91
Total			$9.55		$1,271
* Our February 8, 2021 and July 21, 2021 dividend declarations included the minimum quarterly dividends of $0.45 per share and $0.70 per share, respectively.

To provide funding for the dividend, OMFC paid dividends of $1.3 billion to OMH during the year ended December 31, 2021.

On February 2, 2022, OMH declared a dividend of $0.95 per share payable on February 18, 2022 to record holders of OMH's common stock as of the close of business on February 14, 2022. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $122 million payable on or after February 14, 2022.

While OMH intends to pay its minimum quarterly dividend, currently $0.95 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. OMH's dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future. See our “Dividend Policy” in Part II - Item 5 of this report for further information.

Whole Loan Sale Transactions

As of December 31, 2021, we have whole loan sale flow agreements with third parties, with remaining terms ranging between one to two years, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. Our first sale was executed in the first quarter of 2021. During the year ended December 31, 2021, we sold $505 million of gross finance receivables. For further information on the whole loan sale transactions, see Note 4 of the Notes to the Consolidated Financial Statements included in this report.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $2.2 billion for 2021 reflected net income of $1.3 billion, the impact of non-cash items, and an unfavorable change in working capital of $48 million. Net cash provided by operations of $2.2 billion for 2020 reflected net income of $730 million, the impact of non-cash items, and an unfavorable change in working capital of $118 million. Net cash provided by operations of $2.4 billion for 2019 reflected net income of $855 million, the impact of non-cash items, and a favorable change in working capital of $67 million.

OMH's Investing Activities

Net cash used for investing activities of $2.1 billion, $751 million, and $3.4 billion for 2021, 2020, and 2019 respectively, was primarily due to net principal originations of finance receivables and purchases of available-for-sale and other securities, partially offset by calls, sales, and maturities of available-for-sale and other securities and proceeds from sales of finance receivables.

OMH's Financing Activities

Net cash used for financing activities of $1.8 billion for 2021 was primarily due to debt repayments, cash dividends paid, and the cash paid to repurchase common stock during the period, partially offset by the issuances of the OMFIT 2021-1 and ODART 2021-1 securitizations, the Social Bond, and the 3.875% Senior Notes due 2028. Net cash used for financing activities of $370 million for 2020 was primarily due to debt repayments, cash dividends paid, and the cash paid on the common stock repurchased, partially offset by the issuances of the 8.875% Senior Notes due 2025, and the OMFIT 2020-1 and OMFIT 2020-2 securitizations during the period. Net cash provided by financing activities of $1.5 billion for 2019 was primarily due to net issuances of long-term debt offset primarily by the cash dividends paid in 2019.

OMH's Cash and Investments

At December 31, 2021, we had $541 million of cash and cash equivalents, which included $158 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At December 31, 2021, we had $2.0 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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
•effects of ratings downgrades on our secured or unsecured debt;
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
•pursuing additional debt financings (including new securitizations and new unsecured debt issuances, debt refinancing transactions, unsecured corporate revolvers, and revolving conduit facilities), or a combination of the foregoing;
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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 10 of the Notes to the Consolidated Financial Statements included in this report for further information on these state restrictions and the dividends paid by our insurance subsidiaries from 2019 through 2021.

OUR DEBT AGREEMENTS

The debt agreements which OMFC and its subsidiaries are a party to include customary terms and conditions, including covenants and representations and warranties. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for more information on the restrictive covenants under OMFC’s debt agreements, as well as the guarantees of OMFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of December 31, 2021, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2015-3	$293	$329	$80	$104	5.75%	5 years
OMFIT 2016-3	350	397	153	234	4.86%	5 years
OMFIT 2018-1	632	650	298	339	3.91%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	277	322	4.15%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	821	958	4.12%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1 (c)	850	904	850	904	1.57%	5 years
ODART 2018-1	947	964	253	277	3.90%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1 (d)	1,000	1,053	1,000	1,053	0.98%	2 years
Total securitizations	$9,319	$9,932	$7,432	$8,281
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of December 31, 2021.
(c) On May 26, 2021, we issued $850 million of notes backed by personal loans. The notes mature in June of 2036.
(d) On October 15, 2021, we issued $1 billion of notes backed by personal loans. The notes mature in November of 2030.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 14 revolving conduit facilities with a total borrowing capacity of $6.0 billion as of December 31, 2021:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Funding IX, LLC	600	—
Mystic River Funding, LLC	600	—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	150
Chicago River Funding, LLC	500	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	400	—
Thayer Brook Funding, LLC	350	—
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
River Thames Funding, LLC	250	200
St. Lawrence River Funding, LLC	250	250
Total	$6,000	$600

Contractual Obligations

At December 31, 2021, our material contractual obligations were as follows:

(dollars in millions)	2022	2023-2024	2025-2026	2027+	Securitizations	Revolving Conduit Facilities	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$7,432	$—	$7,432
Revolving conduit facilities (a)	—	—	—	—	—	600	600
Medium-term notes	—	2,475	3,435	3,750	—	—	9,660
Junior subordinated debt	—	—	—	350	—	—	350
Total principal maturities	—	2,475	3,435	4,100	7,432	600	18,042
Interest payments on debt (b)	594	1,043	608	672	683	16	3,616
Total	$594	$3,518	$4,043	$4,772	$8,115	$616	$21,658
(a) On-balance sheet securitizations and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments.
(b) Future interest payments on floating-rate debt are estimated based upon floating rates in effect at December 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2021 or December 31, 2020.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate the expected credit losses on our finance receivables over their expected lives based on historical experience, current conditions, and reasonable and supportable forecasts of collectability. No new volume is assumed. Personal loan renewals are a significant piece of our new volume and are considered a terminal event of the previous loan. For our personal loans, we have elected not to measure an allowance on accrued finance charges as it is our policy to reverse finance charges previously accrued after four contractual payments become past due.

Our estimate of the allowance for finance receivable losses is primarily based on historical loss experience using a cumulative loss model applied to our personal loan portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our personal loans are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include collateral mix and recent credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses.

Management exercises its judgment when determining the amount of allowance for finance receivable losses. Our judgment is based on quantitative analyses, qualitative factors, such as recent portfolio, industry, and other economic trends, and experience in the consumer finance industry. We may adjust the amounts determined by our model for management’s estimate of the effects of model imprecision which include but are not limited to, any changes to underwriting criteria and portfolio seasoning.

Forecasting macroeconomic conditions requires significant judgment and estimation uncertainty. We consider key economic factors, most notably unemployment rates, to incorporate into our estimate of the allowance for finance receivable losses. Our macroeconomic forecast considers various scenarios of economic projections from industry leading forecast providers, and extends over our reasonable and supportable forecast period, after which we revert to a historical average.

Due to the judgment and uncertainty in estimating the expected credit losses, we may experience changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Macroeconomic Sensitivity

To demonstrate the sensitivity of forecasting macroeconomic conditions, we compared the output of our model using a baseline scenario to that of a downside scenario. As of December 31, 2021, the impact of a ten percentage point increase in weighting towards a downside scenario increased the estimate by approximately $40 million.

The macroeconomic scenarios are highly influenced by the timing, severity, and duration of changes in the underlying economic factors. This makes it difficult to estimate how potential changes in economic factors affect the estimated credit losses. Therefore, this hypothetical analysis is not intended to represent our expectation of changes in our estimate of expected credit losses due to a change in the macroeconomic environment, nor does it consider management’s judgment of other quantitative and qualitative information which could increase or decrease the estimate.

TDR FINANCE RECEIVABLES

When we modify a personal loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable. Loan modifications primarily involve a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, defer or forgive past due interest or forgive principal. Account modifications that are deemed to be a TDR finance receivable are measured for impairment in accordance with the authoritative guidance for the accounting for impaired loans.

The allowance for finance receivable losses related to our personal loan TDR finance receivables represent loan-specific reserves based on an analysis of the present value of expected future cash flows. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use historical cash flow performance by TDR segments to estimate expected cash flows from our current portfolio of TDR finance receivables.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2021		2020
(dollars in millions)	+100 bps	-100 bps	+100 bps	-100 bps

Assets
Net finance receivables, less allowance for finance receivable losses (a)	$(217)	$222	$(210)	$215
Fixed-maturity investment securities (b)	(84)	89	(78)	82

Liabilities
Long-term debt (b)	$(645)	$670	$(652)	$673
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

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

Allowance for Finance Receivable Losses for Personal Loans Collectively Evaluated for Impairment – Forecasted Macroeconomic Conditions

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for finance receivable losses for personal loans collectively evaluated for impairment was $1,820 million as of December 31, 2021. Management estimates the allowance for finance receivable losses for personal loans collectively evaluated for impairment primarily on historical loss experience using a cumulative loss model applied to the Company’s finance receivable portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which incorporated the ongoing impacts of COVID-19 on the U.S. economy and the overall unemployment rate.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for personal loans collectively evaluated for impairment – forecasted macroeconomic conditions is a critical audit matter are (i) the significant judgment by management in determining adjustments to the results of the cumulative loss model to reflect forecasted macroeconomic conditions, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of forecasted macroeconomic conditions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
February 11, 2022

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of OneMain Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneMain Finance Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020.

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

Allowance for Finance Receivable Losses for Personal Loans Collectively Evaluated for Impairment – Forecasted Macroeconomic Conditions

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for finance receivable losses for personal loans collectively evaluated for impairment was $1,820 million as of December 31, 2021. Management estimates the allowance for finance receivable losses for personal loans collectively evaluated for impairment primarily on historical loss experience using a cumulative loss model applied to the Company’s finance receivable portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which incorporated the ongoing impacts of COVID-19 on the U.S. economy and the overall unemployment rate.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for personal loans collectively evaluated for impairment – forecasted macroeconomic conditions is a critical audit matter are (i) the significant judgment by management in determining adjustments to the results of the cumulative loss model to reflect forecasted macroeconomic conditions, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of forecasted macroeconomic conditions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
February 11, 2022

We have served as the Company's auditor since 2002.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2021	2020

Assets
Cash and cash equivalents	$541	$2,272
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.9 billion and $1.8 billion in 2021, respectively, and $1.8 billion and $1.7 billion in 2020, respectively)	1,992	1,922
Net finance receivables (includes loans of consolidated VIEs of $8.8 billion in 2021 and 2020)	19,212	18,084
Unearned insurance premium and claim reserves	(761)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $910 million in 2021 and $1.1 billion in 2020)	(2,095)	(2,269)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,356	15,044
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $466 million in 2021 and $441 million in 2020)	476	451
Goodwill	1,437	1,422
Other intangible assets	274	306
Other assets	1,003	1,054
Total assets	$22,079	$22,471

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.0 billion in 2021 and $7.8 billion in 2020)	$17,750	$17,800
Insurance claims and policyholder liabilities	621	621
Deferred and accrued taxes	1	45
Other liabilities (includes other liabilities of consolidated VIEs of $13 million in 2021 and $15 million in 2020)	614	564
Total liabilities	18,986	19,030
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 127,809,640 and 134,341,724 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,672	1,655
Accumulated other comprehensive income	61	94
Retained earnings	1,727	1,691
Treasury stock, at cost; 6,712,923 shares at December 31, 2021 and no shares at December 31, 2020, respectively	(368)	—
Total shareholders’ equity	3,093	3,441
Total liabilities and shareholders’ equity	$22,079	$22,471

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2021	2020	2019

Interest income	$4,364	$4,368	$4,127

Interest expense	937	1,027	970

Net interest income	3,427	3,341	3,157

Provision for finance receivable losses	593	1,319	1,129

Net interest income after provision for finance receivable losses	2,834	2,022	2,028

Other revenues:
Insurance	434	443	460
Investment	65	75	95
Net loss on repurchases and repayments of debt	(78)	(39)	(35)
Other	110	47	102
Total other revenues	531	526	622

Other expenses:
Salaries and benefits	839	756	808
Other operating expenses	609	573	559
Insurance policy benefits and claims	176	242	185
Total other expenses	1,624	1,571	1,552

Income before income taxes	1,741	977	1,098

Income taxes	427	247	243

Net income	$1,314	$730	$855

Share Data:
Weighted average number of shares outstanding:
Basic	132,653,889	134,716,012	136,070,837
Diluted	133,054,494	134,919,258	136,326,911
Earnings per share:
Basic	$9.90	$5.42	$6.28
Diluted	$9.87	$5.41	$6.27

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Net income	$1,314	$730	$855

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(53)	66	88
Retirement plan liability adjustments	(1)	(2)	7
Foreign currency translation adjustments	1	2	5
Other	11	—	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	12	(15)	(20)
Retirement plan liability adjustments	1	—	(1)
Foreign currency translation adjustments	—	—	(2)
Other	(3)	—	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	(32)	51	77
Reclassification adjustments included in net income, net of tax:
Net realized gains (losses) on available-for-sale securities, net of tax	(1)	(1)	1
Reclassification adjustments included in net income, net of tax	(1)	(1)	1
Other comprehensive income (loss), net of tax	(33)	50	78

Comprehensive income	$1,281	$780	$933

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2021	$1	$1,655	$94	$1,691	$—	$3,441
Common stock repurchased	—	—	—	—	(368)	(368)
Share-based compensation expense, net of forfeitures	—	23	—	—	—	23
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive loss	—	—	(33)	—	—	(33)
Cash dividends (a)	—	—	—	(1,278)	—	(1,278)
Net income	—	—	—	1,314	—	1,314
Balance, December 31, 2021	$1	$1,672	$61	$1,727	$(368)	$3,093

Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$—	$4,330
Net impact of adoption of ASU 2016-13 (b)	—	—	—	(828)	—	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	—	3,502
Common stock repurchased (c)	—	(45)	—	—	—	(45)
Share-based compensation expense, net of forfeitures	—	17	—	—	—	17
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive income	—	—	50	—	—	50
Cash dividends (a)	—	—	—	(807)	—	(807)
Net income	—	—	—	730	—	730
Balance, December 31, 2020	$1	$1,655	$94	$1,691	$—	$3,441

Balance, January 1, 2019	$1	$1,681	$(34)	$2,151	$—	$3,799
Share-based compensation expense, net of forfeitures	—	13	—	—	—	13
Withholding tax on share-based compensation	—	(5)	—	—	—	(5)
Other comprehensive income	—	—	78	—	—	78
Cash dividends (a)	—	—	—	(410)	—	(410)
Net income	—	—	—	855	—	855
Balance, December 31, 2019	$1	$1,689	$44	$2,596	$—	$4,330
(a) Cash dividends declared were $9.55 per share, $5.94 per share, and $3.00 per share in 2021, 2020, and 2019, respectively.
(b) As a result of the adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, on January 1, 2020, we recorded a one-time cumulative reduction to retained earnings, net of tax.
(c) The common stock repurchased was retired in 2020.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Cash flows from operating activities
Net income	$1,314	$730	$855
Reconciling adjustments:
Provision for finance receivable losses	593	1,319	1,129
Depreciation and amortization	264	264	271
Deferred income tax charge (benefit)	78	(42)	1
Net loss on repurchases and repayments of debt	78	39	35
Share-based compensation expense, net of forfeitures	23	17	13
Gain on sales of finance receivables	(47)	—	—
Other	(8)	3	(9)
Cash flows due to changes in other assets and other liabilities	(48)	(118)	67
Net cash provided by operating activities	2,247	2,212	2,362

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,514)	(748)	(3,305)
Proceeds from sales of finance receivables	560	—	—
Available-for-sale securities purchased	(517)	(456)	(718)
Available-for-sale securities called, sold, and matured	404	478	574
Other securities purchased	(708)	(538)	(18)
Other securities called, sold, and matured	701	542	31
Other, net	(69)	(29)	7
Net cash used for investing activities	(2,143)	(751)	(3,429)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	3,759	7,279	5,895
Repayment of long-term debt	(3,921)	(6,792)	(3,961)
Cash dividends	(1,274)	(806)	(408)
Common stock repurchased	(368)	(45)	—
Withholding tax on share-based compensation	(6)	(6)	(5)
Net cash provided by (used for) financing activities	(1,810)	(370)	1,521

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,706)	1,091	454
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	2,723	1,632	1,178
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,017	$2,723	$1,632

Supplemental cash flow information
Cash and cash equivalents	$541	$2,272	$1,227
Restricted cash and restricted cash equivalents	476	451	405
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,017	$2,723	$1,632

Interest paid	$(891)	$(978)	$(845)
Income taxes paid	(403)	(289)	(261)
Cash paid for amounts included in the measurement of operating lease liabilities	(58)	(57)	(58)

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2021	2020	2019

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$43	$47	$233

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2021	2020

Assets
Cash and cash equivalents	$510	$2,272
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.9 billion and $1.8 billion in 2021, respectively, and $1.8 billion and $1.7 billion in 2020, respectively)	1,992	1,922
Net finance receivables (includes loans of consolidated VIEs of $8.8 billion in 2021 and 2020)	19,212	18,084
Unearned insurance premium and claim reserves	(761)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $910 million in 2021 and $1.1 billion in 2020)	(2,095)	(2,269)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,356	15,044
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $466 million in 2021 and $441 million in 2020)	476	451
Goodwill	1,437	1,422
Other intangible assets	274	306
Other assets	1,001	1,054
Total assets	$22,046	$22,471

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $8.0 billion in 2021 and $7.8 billion in 2020)	$17,750	$17,800
Insurance claims and policyholder liabilities	621	621
Deferred and accrued taxes	1	47
Other liabilities (includes other liabilities of consolidated VIEs of $13 million in 2021 and $15 million in 2020)	614	563
Total liabilities	18,986	19,031
Contingencies (Note 14)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at December 31, 2021 and December 31, 2020	5	5
Additional paid-in capital	1,916	1,899
Accumulated other comprehensive income	61	94
Retained earnings	1,078	1,442
Total shareholder’s equity	3,060	3,440
Total liabilities and shareholder’s equity	$22,046	$22,471

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Interest income	$4,364	$4,368	$4,127

Interest expense	937	1,027	972

Net interest income	3,427	3,341	3,155

Provision for finance receivable losses	593	1,319	1,129

Net interest income after provision for finance receivable losses	2,834	2,022	2,026

Other revenues:
Insurance	434	443	460
Investment	65	75	95
Net loss on repurchases and repayments of debt	(78)	(39)	(35)
Other	110	47	109
Total other revenues	531	526	629

Other expenses:
Salaries and benefits	839	756	808
Other operating expenses	609	573	558
Insurance policy benefits and claims	176	242	185
Total other expenses	1,624	1,571	1,551

Income before income taxes	1,741	977	1,104

Income taxes	427	247	246

Net income	$1,314	$730	$858

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Net income	$1,314	$730	$858

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(53)	66	88
Retirement plan liability adjustments	(1)	(2)	7
Foreign currency translation adjustments	1	2	5
Other	11	—	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	12	(15)	(20)
Retirement plan liability adjustments	1	—	(1)
Foreign currency translation adjustments	—	—	(2)
Other	(3)	—	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	(32)	51	77
Reclassification adjustments included in net income, net of tax:
Net realized gains (losses) on available-for-sale securities, net of tax	(1)	(1)	1
Reclassification adjustments included in net income, net of tax	(1)	(1)	1
Other comprehensive income (loss), net of tax	(33)	50	78

Comprehensive income	$1,281	$780	$936

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder’s Equity

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Share-based compensation expense, net of forfeitures	—	23	—	—	23
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(33)	—	(33)
Cash dividends	—	—	—	(1,678)	(1,678)
Net income	—	—	—	1,314	1,314
Balance, December 31, 2021	$5	$1,916	$61	$1,078	$3,060

Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU 2016-13 *	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	17	—	—	17
Withholding tax on shared-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	50	—	50
Cash dividends	—	—	—	(848)	(848)
Net income	—	—	—	730	730
Balance, December 31, 2020	$5	$1,899	$94	$1,442	$3,440

Balance, January 1, 2019	$5	$2,110	$(34)	$1,940	$4,021
Merger of SFI with OMFC	—	(408)	—	—	(408)
Cash contribution from OMH	—	144	—	—	144
Contribution of SCHC to OMFC from SFI	—	34	—	—	34
Share-based compensation expense, net of forfeitures	—	13	—	—	13
Withholding tax on shared-based compensation	—	(5)	—	—	(5)
Other comprehensive income	—	—	78	—	78
Cash dividends	—	—	—	(410)	(410)
Net income	—	—	—	858	858
Balance, December 31, 2019	$5	$1,888	$44	$2,388	$4,325
* As a result of the adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments on January 1, 2020, we recorded a one-time cumulative reduction to retained earnings, net of tax.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Cash flows from operating activities
Net income	$1,314	$730	$858
Reconciling adjustments:
Provision for finance receivable losses	593	1,319	1,129
Depreciation and amortization	264	264	271
Deferred income tax charge (benefit)	78	(42)	3
Net loss on repurchases and repayments of debt	78	39	35
Share-based compensation expense, net of forfeitures	23	17	13
Gain on sales of finance receivables	(47)	—	—
Other	(8)	3	(9)
Cash flows due to changes in other assets and other liabilities	(44)	(123)	92
Net cash provided by operating activities	2,251	2,207	2,392

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,514)	(748)	(3,305)
Proceeds from sales of finance receivables	560	—	—
Available-for-sale securities purchased	(517)	(456)	(718)
Available-for-sale securities called, sold, and matured	404	478	574
Other securities purchased	(708)	(538)	(18)
Other securities called, sold, and matured	701	542	31
Other, net	(69)	(29)	7
Net cash used for investing activities	(2,143)	(751)	(3,429)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	3,759	7,279	5,895
Repayment of long-term debt	(3,921)	(6,792)	(3,961)
Cash contribution of SCLH	—	—	12
Cash contribution from OMH	—	—	144
Cash dividends	(1,677)	(846)	(408)
Payments on intercompany notes payable	—	—	(170)
Withholding tax on share-based compensation	(6)	(6)	(5)
Net cash provided by (used for) financing activities	(1,845)	(365)	1,507

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(1,737)	1,091	470
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	2,723	1,632	1,162
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$986	$2,723	$1,632

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2021	2020	2019

Supplemental cash flow information
Cash and cash equivalents	$510	$2,272	$1,227
Restricted cash and restricted cash equivalents	476	451	405
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$986	$2,723	$1,632

Interest paid	$(891)	$(978)	$(847)
Income taxes paid	(403)	(289)	(261)
Cash paid for amounts included in the measurement of operating lease liabilities	(58)	(57)	(58)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$43	$47	$233
Non-cash merger of SFI with OMFC	—	—	(408)
Non-cash contribution of SCLH	—	—	22

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2021

1. Nature of Operations

OneMain Holdings, Inc. (“OMH”) and its wholly owned direct subsidiary, OneMain Finance Corporation (“OMFC”), are financial services holding companies whose subsidiaries engage in the consumer finance and insurance businesses.

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this filing relates to both OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “OneMain,” “we,” “us,” or “our.”

2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using generally accepted accounting principles in the United States of America ("GAAP"). The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned), and variable interest entities ("VIEs") in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2021 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

ACCOUNTING POLICIES

Operating Segment

At December 31, 2021, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a receivable-by-receivable basis. We classify finance receivables as held for investment due to our ability and intent to hold them until their contractual maturities. Our finance receivables held for investment consist of our personal loans and credit cards. We carry finance receivables at amortized cost which includes accrued finance charges, net unamortized deferred origination costs and unamortized fees, unamortized net premiums and discounts on purchased finance receivables, and unamortized finance charges on precomputed receivables.

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

Finance Receivable Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method, which we report in interest income. We defer and amortize the costs to originate certain finance receivables and the revenue from nonrefundable fees, along with any premiums or discounts, as an adjustment to finance charge income using the interest method. For credit cards, we amortize certain deferred costs on a straight-line basis over a twelve-month period.

For our personal loans, we stop accruing finance charges when four payments (approximately 90 days) become contractually past due. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges. For credit cards, we continue to accrue finance charges and fees until charge-off when seven payments (approximately 180 days) become contractually past due and reverse finance charges and fees previously accrued.

For certain finance receivables that had a carrying value that included a purchase premium or discount, we stop accreting the premium or discount at the time we stop accruing finance charges. We do not reverse accretion of premium or discount that was previously recognized.

For our personal loans, we recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. We resume the accrual of interest on a nonaccrual personal loans when the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual. At that time, we also resume accretion of any unamortized premium or discount resulting from a previous purchase premium or discount.

Troubled Debt Restructured Finance Receivables

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty, are in bankruptcy or are participating in a consumer credit counseling arrangement. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that receivable as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish reserves on our TDR finance receivables by discounting the estimated cash flows associated with the respective receivables at the effective interest rate prior to the modification to the account and record any difference between the discounted cash flows and the carrying value as an allowance adjustment.

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

We estimate the allowance for finance receivable losses primarily on historical loss experience using a cumulative loss model applied to our personal loan portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our personal loans are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include collateral mix and recent credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses. We also consider key economic trends including unemployment rates. Forecasted macroeconomic conditions extend to our reasonable and supportable forecast period and revert to a historical average. No new volume is assumed. Personal loan renewals are a significant piece of our new volume and are considered a terminal event of the previous loan.

For our personal loans, we have elected not to measure an allowance on accrued finance charges as it is our policy to reverse finance charge amounts previously accrued after four contractual payments become past due. For credit cards, we measure an allowance on uncollected finance charges, but do not measure an allowance on the unfunded portion of the credit card lines as the accounts are unconditionally cancellable.

Management exercises its judgment when determining the amount of allowance for finance receivable losses. Our judgment is based on quantitative analyses, qualitative factors (such as recent portfolio, industry, and other economic trends), and experience in the consumer finance industry. We adjust the amounts determined by our model for management’s estimate of the effects of model imprecision which include but are not limited to, any changes to underwriting criteria and portfolio seasoning.

We generally charge-off to the allowance for finance receivable losses on personal loans and credit cards that are beyond seven payments (approximately 180 days) past due. Exceptions include accounts in bankruptcy, which are generally charged off at the earlier of notice of discharge or when the customer becomes seven payments past due, and accounts of deceased borrowers, which are generally charged off at the time of notice. Generally, we start repossession of any titled personal property when the customer becomes two payments (approximately 30 days) past due and may charge-off prior to the account becoming seven payments (approximately 180 days) past due.

We may renew delinquent secured or unsecured personal loan accounts if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the renewed loan. We subject all renewals to the same credit risk underwriting process as we would a new application for credit.

For our personal loans, we may offer those customers whose accounts are in good standing the opportunity of a deferment, which extends the term of an account. We also may extend this offer to customers when they are experiencing higher than normal personal expenses or to a delinquent customer who is experiencing a temporary financial problem. The account must be current after granting the deferment. To evaluate whether a borrower’s financial difficulties are temporary, we review the terms of each deferment to ensure that the borrower has the financial ability to repay the outstanding principal and associated interest in full following the deferment and after the customer is brought current. If, following this analysis, we believe a borrower’s financial difficulties are not temporary, we will not grant deferment, and the loans may continue to age until they are charged off. We generally limit a customer to two deferments in a rolling twelve month period unless we determine that an exception is warranted and is consistent with our credit risk policies. Additionally, for borrowers that do not meet the qualifications of a deferment, we may also offer a re-age, settlement, or a loan modification.

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

Goodwill

Goodwill represents the amount of purchase price over the fair value of net assets we acquired in connection with business combinations, primarily related to the OneMain Acquisition. We test goodwill for potential impairment annually as of October 1 of each year and whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

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

Intangible Assets other than Goodwill

At the time we initially recognize intangible assets, a determination is made with regard to each asset’s useful life. We have determined that each of our intangible assets have indefinite lives with the exception of value of business acquired (“VOBA”), which has a finite useful life. We amortize our finite useful life intangible assets in a manner that reflects the pattern of economic benefit used.

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

Restricted Cash and Cash Equivalents

We include funds to be used for future debt payments and collateral relating to our securitization and conduit transactions, insurance regulatory deposits and reinsurance trusts with third parties, in each case, in restricted cash and cash equivalents.

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

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The use of observable and unobservable inputs is further discussed in Note 18.

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

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. Upon adoption, our cash flow assumptions used to measure the liability for future policy benefits will be updated at least annually. The guidance requires the discount rate used to measure the liability to be an upper-medium grade fixed-income instrument yield and updated at each reporting date with changes in the liability due to the discount rate recognized in other comprehensive income. The amendments in this ASU become effective for the Company beginning January 1, 2023.

The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all the amendments in this ASU at the time of adoption. We will utilize an actuarial software solution to meet the new accounting and disclosure requirements, and we continue to refine the development of the actuarial model and assumptions. After the model has been subject to a parallel testing phase in 2022, the Company will provide further disclosure regarding the estimated impact of the adoption of the ASU on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

At December 31, 2021, our finance receivables consisted of personal loans and credit cards. Personal loans are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. During the third quarter of 2021, we began offering credit cards. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

December 31, 2021
Gross finance receivables (a)	$18,944	$24	$18,968
Unearned fees	(225)	(1)	(226)
Accrued finance charges and fees	289	—	289
Deferred origination costs	179	2	181
Total	$19,187	$25	$19,212

December 31, 2020 (b)
Gross finance receivables (a)	$17,860	$—	$17,860
Unearned fees	(225)	—	(225)
Accrued finance charges and fees	299	—	299
Deferred origination costs	150	—	150
Total	$18,084	$—	$18,084
(a) Gross finance receivables equal the unpaid principal balance of our personal loans and credit cards. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges.
(b)    There were no credit cards at December 31, 2020 as the product offering began in 2021.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2021		2020 (a)
(dollars in millions)	Amount	Percent	Amount	Percent

Personal Loans:
Texas	$1,812	9%	$1,614	9%
California	1,289	7	1,196	7
Florida	1,255	7	1,060	6
Pennsylvania	1,199	6	1,123	6
North Carolina	1,117	6	1,130	6
Ohio	960	5	922	5
Georgia	770	4	712	4
Illinois	765	4	739	4
Indiana	728	4	728	4
New York	681	4	580	3
Virginia	665	3	666	4
Other	7,946	41	7,614	42
Total personal loans	$19,187	100%	$18,084	100%

Credit Cards (b):
California	$7	28%	$—	—%
Texas	4	14	—	—
Florida	2	7	—	—
Other	12	51	—	—
Total credit cards	$25	100%	$—	—%
(a)    December 31, 2020 concentrations of net finance receivables are presented in the order of December 31, 2021 state concentrations.
(b)    There were no credit cards at December 31, 2020 as the product offering began in 2021.

WHOLE LOAN SALE TRANSACTIONS

As of December 31, 2021, we have whole loan sale flow agreements with third parties, with remaining terms ranging between one to two years, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in other revenue. Our first sale was executed in the first quarter of 2021. During 2021, we sold $505 million of gross finance receivables and the gain on the sales was $47 million.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and collection of these accounts is handled by our centralized operations. At 90 days or more contractually past due, we consider our personal loans to be nonperforming and stop accruing finance charges. We reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $77 million and $86 million during the years ended December 31, 2021 and 2020, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $13 million and $14 million during the years ended December 31, 2021 and 2020, respectively. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due and reverse finance charges and fees previously accrued. For credit cards, there were no net accrued finance charges and fees reversed for the year ended December 31, 2021.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent, our key credit quality indicator:

(dollars in millions)	2021	2020	2019	2018	2017	Prior	Total

December 31, 2021
Performing
Current	$10,645	$3,935	$2,641	$814	$193	$109	$18,337
30-59 days past due	125	74	53	19	6	5	282
60-89 days past due	81	53	33	11	4	3	185
Total performing	10,851	4,062	2,727	844	203	117	18,804
Nonperforming (Nonaccrual)
90+ days past due	125	130	85	28	9	6	383
Total	$10,976	$4,192	$2,812	$872	$212	$123	$19,187

(dollars in millions)	2020	2019	2018	2017	2016	Prior	Total

December 31, 2020
Performing
Current	$8,659	$5,691	$2,064	$651	$184	$106	$17,355
30-59 days past due	72	106	44	18	6	5	251
60-89 days past due	44	72	28	11	4	3	162
Total performing	8,775	5,869	2,136	680	194	114	17,768
Nonperforming (Nonaccrual)
90+ days past due	63	157	60	23	8	5	316
Total	$8,838	$6,026	$2,196	$703	$202	$119	$18,084

The following is a summary of credit cards by number of days delinquent, our key credit quality indicator:

(dollars in millions)
December 31,	2021
Current	$25
30-59 days past due	—
60-89 days past due	—
90+ days past due	—
Total	$25

There were no credit cards converted to term loans for the year ended December 31, 2021.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)
December 31,	2021	2020

TDR gross finance receivables	$646	$689
TDR net finance receivables *	650	691
Allowance for TDR finance receivable losses	270	314
*    TDR net finance receivables are TDR gross finance receivables net of unearned fees, accrued finance charges, and deferred origination costs.

There were no credit cards classified as TDR finance receivables for the year ended December 31, 2021.

Information regarding the new volume of the TDR finance receivables were as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Pre-modification TDR net finance receivables	$453	$499	$536
Post-modification TDR net finance receivables:
Rate reduction	310	312	370
Other *	143	187	166
Total post-modification TDR net finance receivables	$453	$499	$536
Number of TDR accounts	55,229	66,484	78,257
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

TDR net finance receivables *	$117	$105	$96
Number of TDR accounts	16,046	15,229	14,732
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $54 million at December 31, 2021.

5. Allowance for Finance Receivable Losses

We establish an allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by the level of contractual delinquency in the portfolio, specifically in the late stage delinquency buckets and inclusive of the migration of the finance receivables through the delinquency buckets. We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables, pursuant to the adoption of ASU 2016-13 on January 1, 2020. Prior to the adoption of ASU 2016-13, we estimated and recorded an allowance for finance receivable losses to cover estimated incurred losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions. See Note 2 for additional information regarding our policy for allowance for finance receivable losses.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the ongoing impacts of the global outbreak of a novel strain of coronavirus (“COVID-19”) on the U.S. economy and the overall unemployment rate. We also considered inflationary pressures, supply chain concerns, and businesses’ ability to remain open. Our forecast leveraged economic projections from industry leading forecast providers. At December 31, 2021, our economic forecast used a reasonable and supportable period of 12 months. The decrease in our allowance for finance receivable losses for the year ended December 31, 2021 was largely due an improved outlook for unemployment and macroeconomic conditions, partially offset by growth in our loan portfolio. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Year Ended December 31, 2021
Balance at beginning of period	$2,269	$—	$2,269
Provision for finance receivable losses	588	5	593
Charge-offs	(989)	—	(989)
Recoveries	222	—	222
Balance at end of period	$2,090	$5	$2,095

Year Ended December 31, 2020 (a)
Balance at beginning of period	$829	$—	$829
Impact of adoption of ASU 2016-13 (b)	1,118	—	1,118
Provision for finance receivable losses	1,319	—	1,319
Charge-offs	(1,162)	—	(1,162)
Recoveries	165	—	165
Balance at end of period	$2,269	$—	$2,269

Year Ended December 31, 2019 (a)
Balance at beginning of period	$731	$—	$731
Provision for finance receivable losses	1,129	—	1,129
Charge-offs	(1,157)	—	(1,157)
Recoveries	126	—	126
Balance at end of period	$829	$—	$829
(a)    There were no credit cards for the years ended December 31, 2020 and 2019 as the product offering began in 2021.

(b)    As a result of the adoption of ASU 2016-13 on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

December 31, 2021
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,820	$5	$1,825
TDR finance receivables	270	—	270
Total	$2,090	$5	$2,095

Finance receivables:
Collectively evaluated for impairment	$18,537	$25	$18,562
TDR finance receivables	650	—	650
Total	$19,187	$25	$19,212

Allowance for finance receivable losses as a percentage of finance receivables	10.89%	19.91%	10.90%

December 31, 2020 (a)
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,955	$—	$1,955
TDR finance receivables	314	—	314
Total	$2,269	$—	$2,269

Finance receivables:
Collectively evaluated for impairment	$17,393	$—	$17,393
TDR finance receivables	691	—	691
Total	$18,084	$—	$18,084

Allowance for finance receivable losses as a percentage of finance receivables	12.55%	—%	12.55%
(a)    There were no credit cards for the year ended December 31, 2020 as the product offering began in 2021.

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2021*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$16	$—	$—	$16
Obligations of states, municipalities, and political subdivisions	76	3	—	79
Commercial paper	50	—	—	50
Non-U.S. government and government sponsored entities	151	4	—	155
Corporate debt	1,246	61	(5)	1,302
Mortgage-backed, asset-backed, and collateralized:
RMBS	169	3	(2)	170
CMBS	44	1	—	45
CDO/ABS	90	1	(1)	90
Total	$1,842	$73	$(8)	$1,907

December 31, 2020*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	87	5	—	92
Commercial paper	28	—	—	28
Non-U.S. government and government sponsored entities	137	9	—	146
Corporate debt	1,124	95	(1)	1,218
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	7	—	215
CMBS	55	3	—	58
CDO/ABS	77	2	(1)	78
Total	$1,728	$121	$(2)	$1,847
*    There was no material allowance for credit losses related to our investment securities as of December 31, 2021 and there was no allowance for credit losses as of December 31, 2020.

Interest receivables reported in “Other assets” totaled $13 million and $12 million as of December 31, 2021 and 2020, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the year ended December 31, 2021 and no amounts reversed from investment revenue for available-for-sale securities for the year ended December 31, 2020.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2021
U.S. government and government sponsored entities	$6	$—	$—	$—	$6	$—
Obligations of states, municipalities, and political subdivisions	10	—	—	—	10	—
Commercial paper	46	—	—	—	46	—
Non-U.S. government and government sponsored entities	19	—	5	—	24	—
Corporate debt	208	(3)	38	(2)	246	(5)
Mortgage-backed, asset-backed, and collateralized:
RMBS	81	(1)	15	(1)	96	(2)
CMBS	7	—	—	—	7	—
CDO/ABS	41	(1)	3	—	44	(1)
Total	$418	$(5)	$61	$(3)	$479	$(8)

December 31, 2020
Obligations of states, municipalities, and political subdivisions	$2	$—	$—	$—	$2	$—
Commercial paper	19	—	—	—	19	—
Non-U.S. government and government sponsored entities	1	—	—	—	1	—
Corporate debt	45	(1)	8	—	53	(1)
Mortgage-backed, asset-backed, and collateralized:
CMBS	8	—	—	—	8	—
CDO/ABS	17	(1)	—	—	17	(1)
Total	$92	$(2)	$8	$—	$100	$(2)

On a lot basis, we had 570 and 148 investment securities in an unrealized loss position at December 31, 2021 and 2020, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of December 31, 2021, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of December 31, 2021, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the years ended December 31, 2021 and 2020, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the years ended December 31, 2021 and 2020.

Prior to the adoption of ASU 2016-13, other-than-temporary impairment losses, primarily on corporate debt, in investment revenues were immaterial during 2019. There were no material additions or reductions in the cumulative amount of credit losses (recognized in earnings) on other-than-temporarily impaired available-for-sale securities during 2019.

The proceeds of available-for-sale securities sold or redeemed totaled $250 million, $259 million and $284 million during 2021, 2020, and 2019, respectively. The net realized gains and losses were immaterial during 2021, 2020, and 2019.

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2021 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$170	$169
Due after 1 year through 5 years	573	552
Due after 5 years through 10 years	677	652
Due after 10 years	182	166
Mortgage-backed, asset-backed, and collateralized securities	305	303
Total	$1,907	$1,842

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $587 million and $604 million at December 31, 2021 and 2020, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)
December 31,	2021	2020

Fixed maturity other securities:
Bonds	$30	$35
Preferred stock *	22	13
Common stock *	33	27
Total	$85	$75
*    We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains and losses on other securities held were immaterial at December 31, 2021, 2020, and 2019. Net realized gains and losses on other securities sold or redeemed were immaterial during 2021, 2020, and 2019.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

7. Goodwill and Other Intangible Assets

GOODWILL

The carrying amount of goodwill totaled $1.4 billion at December 31, 2021 and 2020. We did not record any impairments to goodwill during 2021, 2020 and 2019.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2021
Trade names	$220	$—	$220
VOBA	105	(77)	28
Licenses	25	—	25
Customer relationships	223	(223)	—
Other	13	(12)	1
Total	$586	$(312)	$274

December 31, 2020
Trade names	$220	$—	$220
VOBA	105	(74)	31
Licenses	25	—	25
Customer relationships	223	(194)	29
Other	13	(12)	1
Total	$586	$(280)	$306
Amortization expense totaled $32 million in 2021, $37 million in 2020, and $39 million in 2019. The estimated aggregate amortization of other intangible assets for each of the next five years is immaterial.

8. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2021		December 31, 2020
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$17,578	$18,574	$17,628	$19,278
Junior subordinated debt	172	207	172	148
Total	$17,750	$18,781	$17,800	$19,426

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2021	2020	2019	2021	2020

Senior debt	5.38%	5.68%	5.90%	5.05%	5.70%
Junior subordinated debt	4.02	5.64	8.68	3.86	4.09
Total	5.37	5.68	5.93	5.03	5.68

Principal maturities of long-term debt (excluding projected repayments on securitizations and revolving conduit facilities by period) by type of debt at December 31, 2021 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.81%-6.94%	0.86%-1.02%	3.50%-8.88%	1.87%

2022	$—	$—	$—	$—	$—
2023	—	—	1,175	—	1,175
2024	—	—	1,300	—	1,300
2025	—	—	1,835	—	1,835
2026	—	—	1,600	—	1,600
2027-2067	—	—	3,750	350	4,100
Securitizations (c)	7,432	—	—	—	7,432
Revolving conduit facilities (c)	—	600	—	—	600
Total principal maturities	$7,432	$600	$9,660	$350	$18,042

Total carrying amount	$7,399	$600	$9,579	$172	$17,750
Debt issuance costs (d)	(31)	—	(83)	—	(114)
(a)    Pursuant to the Base Indenture, the Supplemental Indentures and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b)    The interest rates shown are the range of contractual rates in effect at December 31, 2021.
(c)    Securitizations and borrowings under the revolving conduit facilities are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. See Note 9 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d)    Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $29 million at December 31, 2021 and are reported in “Other assets.”

2021 DEBT ISSUANCES AND REDEMPTIONS

Redemption of 7.75% Senior Notes Due 2021

On December 9, 2020, OMFC issued a notice of full redemption of its 7.75% Senior Notes due 2021. On January 8, 2021, OMFC paid a net aggregate amount of $681 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $47 million of net loss on repurchases and repayments of debt during the year ended December 31, 2021.

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

Redemption of 6.125% Senior Notes Due 2022

On November 10, 2021, OMFC issued a notice of full redemption of its 6.125% Senior Notes due 2022. On December 10, 2021, OMFC paid a net aggregate amount of $1.0 billion, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $23 million of net loss on repurchases and repayments of debt during the year ended December 31, 2021.

UNSECURED CORPORATE REVOLVER

On October 25, 2021, OMFC entered into an unsecured corporate revolver with a total maximum borrowing capacity of $1.0 billion. The corporate revolver has a five-year term during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At December 31, 2021, no amounts were drawn under this facility.

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

With the exception of OMFC’s junior subordinated debenture and unsecured corporate revolver, none of our debt agreements requires OMFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty, may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of December 31, 2021, OMFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, OMFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by OMFC. OMFC can redeem the Junior Subordinated Debenture at par beginning in January of 2017. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 1.87% as of December 31, 2021. On December 30, 2013, OMH entered into a guaranty agreement whereby it agreed to fully and unconditionally guarantee, on a junior subordinated basis, the payment of principle of, premium (if any), and interest on the Junior Subordinated Debenture.

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

Based upon OMFC’s financial results for the 12 months ended December 31, 2021, a mandatory trigger event did not occur with respect to the interest payment due in January of 2022, as OMFC was in compliance with both required ratios discussed above.

9. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including securitization and revolving conduit transactions. We have determined that OMFC or OneMain Financial Holdings, LLC (“OMFH”) is the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings. OMFC or OMFH is deemed to be the primary beneficiary of each VIE because OMFC or OMFH, as applicable, has the ability to direct the activities of the VIE that most significantly impact its economic performance, including the losses it absorbs and its right to receive economic benefits that are potentially significant. Such ability arises from OMFC’s or OMFH’s and their affiliates’ contractual right to service the finance receivables securing the VIEs’ debt obligations. To the extent we retain any debt obligation or residual interest in an asset-backed financing facility, we are exposed to potentially significant losses and potentially significant returns.

The asset-backed debt obligations and conduits issued by the VIEs are supported by the expected cash flows from the underlying finance receivables securing such debt obligations. Cash inflows from these finance receivables are distributed to repay the debt obligations and related service providers in accordance with each transaction’s contractual priority of payments, referred to as the “waterfall.” The holders of the asset-backed debt obligations have no recourse to the Company if the cash flows from the underlying finance receivables securing such debt obligations are not sufficient to pay all principal and interest on the asset-backed debt obligations. With respect to any asset-backed financing transaction that has multiple classes of debt obligations, substantially all cash inflows will be directed to the senior debt obligations until fully repaid and, thereafter, to the subordinate debt obligations on a sequential basis. We retain an interest and credit risk in these financing transactions through our ownership of the residual interest in each VIE and, in some cases, the most subordinate class of debt obligations issued by the VIE, which are the first to absorb credit losses on the finance receivables securing the debt obligations. With respect to each financing transaction that is subject to the risk retention requirements of the Dodd-Frank Act, we either retain at least 5% of the balance of each such class of debt obligations and at least 5% of the residual interest in each related VIE or retain at least 5% of the fair value of all ABS interests (as defined in the risk retention requirements), which is satisfied by retention of the residual interest in each related VIE, which, in each case, collectively, represents at least 5% of the economic interest in the credit risk of the securitized assets in satisfaction of the risk retention requirements. We expect that any credit losses in the pools of finance receivables securing the asset-backed debt obligations will likely be limited to our retained interests described above. We have no obligation to repurchase or replace qualified finance receivables that subsequently become delinquent or are otherwise in default.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)
December 31,	2021	2020

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	8,821	8,772
Allowance for finance receivable losses	910	1,085
Restricted cash and restricted cash equivalents	466	441
Other assets	26	33

Liabilities
Long-term debt	$7,999	$7,789
Other liabilities	13	15

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $293 million in 2021, $338 million in 2020, and $326 million in 2019.

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

REVOLVING CONDUIT FACILITIES

We had access to 14 revolving conduit facilities with a total maximum borrowing capacity of $6.0 billion as of December 31, 2021. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to nine years as of December 31, 2021. Amounts drawn on these facilities are collateralized by our personal loans.

At December 31, 2021, an aggregate amount of $600 million was drawn under these facilities and the remaining borrowing capacity was $5.4 billion.

10. Insurance

Our insurance business is conducted through our wholly owned insurance subsidiaries, American Health and Life Insurance Company (“AHL”) and Triton Insurance Company (“Triton”). AHL is a life and health insurance company licensed in 49 states, the District of Columbia, and Canada to write credit life, credit disability, and non-credit insurance products. Triton is a property and casualty insurance company licensed in 50 states, the District of Columbia, and Canada to write credit involuntary unemployment, credit disability, and collateral protection insurance. As part of our continuing integration efforts in connection with the OneMain Acquisition, we sold all of the issued and outstanding shares of our former insurance subsidiary, Merit Life Insurance Co. (“Merit”) during the 2019 period.

INSURANCE RESERVES

Components of our insurance reserves were as follows:

(dollars in millions)
December 31,	2021	2020

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$677	$662
Claim reserves	84	109
Subtotal (a)	761	771
Payable to third-party beneficiaries (b)	256	236
Non-finance receivable related (b)	365	385
Total	$1,382	$1,392
(a) Reported as a contra-asset to net finance receivables.
(b) Reported in insurance claims and policyholder liabilities.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $322 million and $338 million at December 31, 2021 and 2020, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $62 million and $66 million at December 31, 2021 and 2020, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

(dollars in millions)
At or for the Years Ended December 31,	2021	2020	2019

Balance at beginning of period	$148	$117	$117
Less reinsurance recoverables	(3)	(4)	(4)
Net balance at beginning of period	145	113	113
Additions for losses and loss adjustment expenses incurred to:
Current year	212	272	200
Prior years *	(18)	(11)	(15)
Total	194	261	185
Reductions for losses and loss adjustment expenses paid related to:
Current year	(135)	(161)	(121)
Prior years	(89)	(67)	(64)
Total	(224)	(228)	(185)
Foreign currency translation adjustment	—	(1)	—
Net balance at end of period	115	145	113
Plus reinsurance recoverables	3	3	4
Balance at end of period	$118	$148	$117
* At December 31, 2021, $18 million reflected a redundancy in the prior years’ net reserves, primarily due to net favorable developments of credit disability and unemployment claims. At December 31, 2020, $11 million reflected a redundancy in the prior years’ net reserves, primarily due to net favorable developments of term life, credit life, and credit disability. At December 31, 2019, $15 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable developments of credit life, disability, and unemployment claims.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2021, were as follows:

	Years Ended December 31,					At December 31, 2021
(dollars in millions)	2017 (a)	2018 (a)	2019 (a)	2020 (a)	2021	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2017	$136	$129	$125	$125	$124	$—	43,960	2.4%
2018	—	146	135	134	133	3	42,883	2.2%
2019	—	—	155	150	150	10	45,444	2.0%
2020	—	—	—	226	209	21	68,365	3.1%
2021	—	—	—	—	162	63	30,853	1.4%
Total					$778
(a) Unaudited.
(b) Includes expected development on reported claims.
(c) Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2021, were as follows:

	Years Ended December 31,
(dollars in millions)	2017 *	2018 *	2019*	2020*	2021
Credit Insurance
Accident Year
2017	$75	$108	$118	$122	$124
2018	—	82	116	125	130
2019	—	—	88	129	140
2020	—	—	—	129	188
2021	—	—	—	—	99
Total					$681

All outstanding liabilities before 2017, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$97
* Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2021

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$97
Other short-duration insurance lines	2
Total	99

Insurance lines other than short-duration	19
Total gross liability for unpaid claims and claim adjustment expense	$118

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure.

There have been no significant changes in methodologies or assumptions during 2021.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2021, were as follows:

Years	1	2	3	4	5
Credit insurance*	60.9%	26.9%	7.4%	3.6%	1.1%
* Unaudited.

STATUTORY ACCOUNTING

Our insurance subsidiaries file financial statements prepared using statutory accounting practices prescribed or permitted by the Department of Insurance (“DOI”) which is a comprehensive basis of accounting other than GAAP. The primary differences between statutory accounting practices and GAAP are that under statutory accounting, policy acquisition costs are expensed as incurred, policyholder liabilities are generally valued using prescribed actuarial assumptions, and certain investment securities are reported at amortized cost. We are not required and did not apply purchase accounting to the insurance subsidiaries on a statutory basis.

Statutory net income (loss) for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Property and casualty:
Triton	$66	$(7)	$16

Life and health:
AHL	$79	$114	$56

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2021	2020

Property and casualty:
Triton	$210	$137

Life and health:
AHL	$292	$261

Our insurance companies are also subject to risk-based capital requirements adopted by the Texas DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2021 and 2020, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

DIVIDEND RESTRICTIONS

Our insurance subsidiaries are subject to domiciliary state regulations that limit their ability to pay dividends. Our previously owned life insurance subsidiary, Merit, was domiciled in Indiana and redomesticated to Texas on January 28, 2019. AHL and Triton are domiciled in Texas. State law restricts the amounts that our insurance subsidiaries may pay as dividends without prior notice to the state of domicile DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for an Indiana or Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the state of domicile DOI. The maximum ordinary dividends for a Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the state of domicile DOI. These approved dividends are called “extraordinary dividends.”

Ordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

AHL	$50	$48	$—

Extraordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Merit	$—	$—	$140

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

Par value and shares authorized at December 31, 2021 were as follows:

	OMH		OMFC
	Preferred Stock *	Common Stock	Special Stock	Common Stock

Par value	$0.01	$0.01	$—	$0.50
Shares authorized	300,000,000	2,000,000,000	25,000,000	25,000,000
* No shares of OMH preferred stock or OMFC special stock were issued and outstanding at December 31, 2021 or 2020.

Changes in OMH shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2021	2020	2019

Balance at beginning of period	134,341,724	136,101,156	135,832,278
Common shares issued	180,839	272,266	268,878
Common shares repurchased *	(6,712,923)	(2,031,698)	—
Balance at end of period	127,809,640	134,341,724	136,101,156
*    During the year ended December 31, 2021, the common stock repurchased was held in treasury. During the year ended December 31, 2020, the common stock repurchased was retired.

OMFC shares issued and outstanding were as follows:

	Special Stock		Common Stock
	2021	2020	2021	2020

Shares issued and outstanding	—	—	10,160,021	10,160,021

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2021	2020	2019

Numerator (basic and diluted):
Net income	$1,314	$730	$855
Denominator:
Weighted average number of shares outstanding (basic)	132,653,889	134,716,012	136,070,837
Effect of dilutive securities *	400,605	203,246	256,074
Weighted average number of shares outstanding (diluted)	133,054,494	134,919,258	136,326,911
Earnings per share:
Basic	$9.90	$5.42	$6.28
Diluted	$9.87	$5.41	$6.27
* We have excluded weighted-average unvested restricted stock units totaling 421,511, 231,125, and 270,955 for 2021, 2020, and 2019, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2021
Balance at beginning of period	$91	$1	$2	$—	$94
Other comprehensive income (loss) before reclassifications	(41)	—	1	8	(32)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	(1)
Balance at end of period	$49	$1	$3	$8	$61

Year Ended December 31, 2020
Balance at beginning of period	$41	$3	$—	$—	$44
Other comprehensive income (loss) before reclassifications	51	(2)	2	—	51
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—		(1)
Balance at end of period	$91	$1	$2	$—	$94

Year Ended December 31, 2019
Balance at beginning of period	$(28)	$(3)	$(3)	$—	$(34)
Other comprehensive income before reclassifications	68	6	3	—	77
Reclassification adjustments from accumulated other comprehensive income	1	—	—	—	1
Balance at end of period	$41	$3	$—	$—	$44
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the year ended December 31, 2021. There were no amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the years ended December 31, 2020 and 2019.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the years ended December 31, 2021, 2020, and 2019.

13. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries file a consolidated life/non-life federal tax return with the IRS. Income taxes from the consolidated federal and state tax returns are allocated to our eligible subsidiaries under a tax sharing agreement with OMH.

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2021, the Company had no undistributed foreign earnings.

Components of income before income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Income before income tax expense - U.S. operations	$1,722	$973	$1,082
Income before income tax expense - foreign operations	19	4	16
Total	$1,741	$977	$1,098

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Current:
Federal	$298	$235	$205
Foreign	1	9	3
State	50	45	34
Total current	349	289	242

Deferred:
Federal	55	(43)	15
State	23	1	(14)
Total deferred	78	(42)	1
Total	$427	$247	$243

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands.

OMH's reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2021	2020	2019

Statutory federal income tax rate	21.00%	21.00%	21.00%

State income taxes, net of federal	3.27	3.52	3.49
Change in valuation allowance	0.24	0.08	(2.07)
Nondeductible compensation	0.50	0.25	0.13
Other, net	(0.45)	0.48	(0.39)
Effective income tax rate	24.56%	25.33%	22.16%

OMFC's reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2021	2020	2019

Statutory federal income tax rate	21.00%	21.00%	21.00%

State income taxes, net of federal	3.27	3.52	3.49
Change in valuation allowance	0.24	0.08	(2.06)
Nondeductible compensation	0.50	0.25	0.13
Other, net	(0.45)	0.48	(0.29)
Effective income tax rate	24.56%	25.33%	22.27%
The lower effective income tax rate in 2021 as compared to 2020 is primarily due to recording the benefit of tax credits and lower state tax expense. The higher effective income tax rate in 2020 as compared to 2019 is primarily due to the release of the valuation allowance against certain state deferred taxes in 2019.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Balance at beginning of year	$10	$12	$17
Increases in tax positions for current years	2	2	2
Increases in tax positions for prior years	2	—	2
Lapse in statute of limitations	(2)	(4)	(3)
Settlements with tax authorities	(4)	—	(6)
Balance at end of year	$8	$10	$12

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest and penalties related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

We are under examination by various states for the years 2017 to 2018. Management believes it has adequately provided for taxes for such years.

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2021	2020

Deferred tax assets:
Allowance for loan losses	$523	$568
Net operating losses and tax credits	32	30
Insurance reserves	34	19
Pension/employee benefits	22	15
Other	32	33
Total	$643	$665

Deferred tax liabilities:
Goodwill	$144	$120
Debt fair value adjustment	43	46
Deferred loan fees	33	21
Fair value of equity and securities investments	17	27
Fixed assets	13	15
Other	26	9
Total	$276	$238

Net deferred tax assets before valuation allowance	$367	$427
Valuation allowance	(28)	(22)
Net deferred tax assets	$339	$405

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets. The decrease in net deferred tax assets of $66 million was primarily due to the tax effect of the decrease in the allowance for finance receivable losses and the tax amortization of goodwill.

At December 31, 2021, we had state net operating loss carryforwards of $375 million compared to $451 million at December 31, 2020. The state net operating loss carryforwards mostly expire between 2026 and 2041, except for some states which conform to the federal rules for indefinite carryforward. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit, of $23 million and $19 million at December 31, 2021 and 2020, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

During 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law. During 2021, the American Rescue Plan Act of 2021 (the “ARPA”) was signed into law. Among other things, the provisions of these laws relate to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, and technical corrections to tax depreciation methods for qualified improvement property. Based on our review, we have determined the CARES Act, the CAA, and the ARPA will not have a material impact on our consolidated financial statements. We will continue to monitor legislative developments related to the COVID-19 pandemic, along with other tax legislative and regulatory developments.

14. Leases and Contingencies

LEASES

Our operating leases primarily consist of leased office space, automobiles, and information technology equipment and have remaining lease terms of one to ten years.

Our operating right-of-use asset and liability balances were $140 million and $151 million, respectively, at December 31, 2021 and $153 million and $165 million, respectively, at December 31, 2020.

At December 31, 2021, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2022	$57
2023	42
2024	28
2025	19
2026	12
2027	5
Thereafter	1
Total lease payments	164
Imputed interest	(13)
Total	$151

Weighted Average Remaining Lease Term	3.71 years
Weighted Average Discount Rate	3.34%

Operating lease cost and variable lease cost, which are recorded in other operating expenses, were as follows:

(dollars in millions)
Years Ended December 31,	2021	2020	2019

Operating lease cost	$60	$63	$61
Variable lease cost	15	15	16
Total	$75	$78	$77

Our sublease income was immaterial for the years ended December 31, 2021, 2020, and 2019.

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

OneMain 401(k) Plan

The OneMain 401(k) Plan (the “401(k) Plan”) provided for a 100% Company matching on the first 4% of the salary reduction contributions of the employees for 2021, 2020, and 2019. The salaries and benefits expense associated with this plan was $17 million in 2021, $18 million in 2020, and $17 million in 2019.

In addition, the Company may make a discretionary profit sharing contribution to the 401(k) Plan. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In no event, however, will the discretionary profit sharing contribution exceed 4% of annual pay. The Company did not make any discretionary profit sharing contributions to the 401(k) Plan in 2021, 2020, or 2019.

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

(dollars in millions)	Pension
At or for the Years Ended December 31,	2021	2020	2019

Projected benefit obligation, beginning of period	$401	$364	$320
Interest cost	7	10	12
Actuarial loss (gain) (a)	(18)	42	47
Benefits paid:
Plan assets	(16)	(15)	(15)
Projected benefit obligation, end of period (b)	374	401	364

Fair value of plan assets, beginning of period	405	363	308
Actual return on plan assets, net of expenses	(7)	56	69
Company contributions	1	1	1
Benefits paid:
Plan assets	(16)	(15)	(15)
Fair value of plan assets, end of period (b)	383	405	363
Funded status, end of period	$9	$4	$(1)

Other assets (other liabilities) recognized in the consolidated balance sheet	$9	$4	$(1)

Pretax net gain recognized in accumulated other comprehensive income (loss)	$2	$3	$4
(a)    For the years ended December 31, 2021, 2020, and 2019, the actuarial gains or losses were primarily due to year-over-year fluctuations in discount rates used to calculate the present value of benefit obligations for the defined benefit plans. Adoption of updated mortality assumptions had additional impacts on calculation of gains or losses as did the implementation of refined plan demographic assumptions at December 31, 2019.

(b)    Includes three underfunded benefit plans, for which the aggregate projected benefit obligation and accumulated benefit obligation exceeded the related plan assets by $13 million, $14 million, and $13 million at December 31, 2021, 2020, and 2019, respectively.

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)	Pension
Years Ended December 31,	2021	2020	2019

Components of net periodic benefit cost:
Interest cost	$7	$10	$12
Expected return on assets	(12)	(15)	(15)
Net periodic benefit cost	(5)	(5)	(3)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss (gain)	1	2	(7)
Total recognized in other comprehensive income or loss	1	2	(7)

Total recognized in net periodic benefit cost and other comprehensive income	$(4)	$(3)	$(10)

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

	Pension
December 31,	2021	2020

Projected benefit obligation:
Discount rate	2.67%	2.30%

Net periodic benefit costs:
Discount rate	2.30%	3.08%
Expected long-term rate of return on plan assets	3.04%	4.28%

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted FTSE Pension Discount Curve at December 31, 2021 and December 31, 2020, and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

At December 31, 2021, the actual asset allocation for the primary asset classes was 95% in fixed income securities, 4% in equity securities, and 1% in cash and cash equivalents. The 2022 target asset allocation for the primary asset classes is 96% in fixed income securities and 4% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 3.0% for the Springleaf Retirement Plan and 4.3% for the CommoLoCo Retirement Plan for 2021. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term, and thus, not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2021 are as follows:

(dollars in millions)	Pension

2022	$17
2023	17
2024	17
2025	17
2026	18
2027-2031	90

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

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2021
Assets:
Cash and cash equivalents	$4	$—	$—	$4
Equity securities:
U.S. (a)	1	1	—	2
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	28	276	—	304
U.S. high yield (d)	—	4	—	4
Total	$34	$281	$—	$315
Investments measured at NAV (e)				68
Total investments at fair value				$383

December 31, 2020
Assets:
Cash and cash equivalents	$4	$—	$—	$4
Equity securities:
U.S. (a)	2	—	—	2
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	45	307	—	352
U.S. high yield (d)	—	4	—	4
Total	$52	$311	$—	$363
Investments measured at NAV (e)				42
Total investments at fair value				$405
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

16. Share-Based Compensation

ONEMAIN HOLDINGS, INC. AMENDED 2013 OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (the “Omnibus Plan”). As of December 31, 2021, 12,339,199 shares of common stock were reserved for issuance under the Omnibus Plan. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs, RSAs, stock appreciation rights, and other stock-based awards and cash awards.

Total share-based compensation expense, net of forfeitures, for all equity-based awards totaled $22 million, $15 million, and $13 million during 2021, 2020, and 2019, respectively. The total income tax benefit recognized for stock-based compensation was $6 million, $4 million, and $3 million in 2021, 2020, and 2019, respectively. As of December 31, 2021, there was total unrecognized compensation expense of $53 million related to unvested stock-based awards that are expected to be recognized over a weighted average period of approximately two years.

Service-based Awards

OMH has granted service-based RSUs to certain non-employee directors, executives, and employees. The RSUs are granted with varying service terms of one year to five years and do not provide the holders with any rights as shareholders, except with respect to dividend equivalents. The grant date fair value for RSUs is generally the closing market price of OMH’s common stock on the date of the award.

Expense for service-based awards is amortized on a straight-line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2021, 2020, and 2019, was $55.39, $39.86, and $30.10, respectively. The total fair value of service-based awards that vested during 2021, 2020, and 2019 was $12 million, $15 million, and $12 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2021	423,468	$37.09
Granted	649,593	55.39
Vested	(296,425)	40.62
Forfeited	(40,351)	48.00
Unvested at December 31, 2021	736,285	51.25	1.47

Performance-based Awards

During 2021, 2020 and 2019, OMH awarded certain executives performance-based awards that may be earned based on the financial performance of OMH or the market performance of OMH’s common stock. These awards are subject to the achievement of performance goals during either a cumulative three-year period or up to a seven-year period. The awards are considered earned after the attainment of the performance goal, which can occur during or after the performance period when results have been evaluated and approved by the committee of the OMH Board of Directors, which oversees OMH's compensation programs (the "Compensation Committee"), and vest according to their certain terms and conditions.

The fair value for performance-based awards is typically based on the closing market price of OMH's stock on the date of the award. For performance-based awards with market conditions, the fair value is measured on the grant date using an option-pricing model.

Expense for performance-based awards is typically recognized over the requisite service period when it is probable that the performance goals will be achieved and is based on the total number of units expected to vest. Expense for awards with graded vesting is recognized under the accelerated method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period. If minimum targets are not achieved by the end of the respective performance periods, all unvested shares related to those targets will be forfeited and canceled, and all expense recognized to that date is reversed. Expense for performance-based awards with market conditions is recognized over the requisite service period, which represents the period over which the market condition is expected to be satisfied.

The weighted average grant date fair value of performance-based awards issued in 2021, 2020, and 2019 was $40.62, $42.86, and $31.86, respectively. The total fair value of performance-based awards that vested was immaterial during 2021, 2020, and 2019.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2021	290,725	$36.23
Granted	724,031	40.62
Vested	—	—
Forfeited	(40,065)	45.31
Unvested at December 31, 2021	974,691	39.12	1.93

Cash-settled Stock-based Awards

OMH has granted cash-settled stock-based awards to certain executives. These awards are granted with vesting conditions relating to the trading price of OMH's common stock and the portion of OMH's common stock owned by stockholders other than the Apollo-Värde Group, and certain other terms and conditions. The awards provide for the right to accrue cash dividend equivalents. The grant date fair value of the cash-settled stock-based awards was zero because the satisfaction of the required event-based performance conditions was not considered probable as of the grant dates.

During 2021, the vesting conditions related to a portion of the cash-settled stock-based awards were satisfied and we recognized $54 million in salaries and benefits expense. For the remaining unvested awards, the fair value was estimated using an option-pricing model on the date the required event-based performance condition was satisfied. The unvested cash-settled stock-based awards are liability-classified and expense is recognized over the requisite service period, which is the period of time the remaining vesting conditions are expected to be satisfied. As a result, we recognized additional salaries and benefits expense during 2021, which was immaterial.

17. Segment Information

At December 31, 2021, 2020, and 2019, Consumer and Insurance (“C&I”) was our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2, except as described below.

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
Provision for finance receivable losses	Directly correlated to the C&I segment.
Other revenues	Directly correlated to the C&I segment and Other.
Other expenses	Salaries and benefits - Directly correlated to C&I segment and Other. Other salaries and benefits not directly correlated with the C&I segment and Other are allocated based on services provided.
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

The "Segment to GAAP Adjustment” column in the following tables primarily consists of:
•Interest income - reverses the impact of premiums/discounts on certain purchased finance receivables and the interest income recognition under guidance in ASC 310-20, Nonrefundable Fees and Other Costs, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, prior to the adoption of ASU 2016-13 on January 1, 2020, and reestablishes interest income recognition on a historical cost basis;
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
•Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets, including amortization of other historical deferred costs and the amortization of purchased software assets on a historical cost basis; and
•Assets - revalues assets based on their fair values at the effective date of the acquisition.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2021
Interest income	$4,355	$5	$4	$4,364
Interest expense	930	3	4	937
Provision for finance receivable losses	587	—	6	593
Net interest income after provision for finance receivable losses	2,838	2	(6)	2,834
Other revenues	527	12	(8)	531
Other expenses	1,577	21	26	1,624
Income (loss) before income tax expense (benefit)	$1,788	$(7)	$(40)	$1,741

Assets	$20,019	$40	$2,020	$22,079

At or for the Year Ended December 31, 2020
Interest income	$4,353	$6	$9	$4,368
Interest expense	1,007	4	16	1,027
Provision for finance receivable losses	1,313	—	6	1,319
Net interest income after provision for finance receivable losses	2,033	2	(13)	2,022
Other revenues	515	13	(2)	526
Other expenses	1,527	24	20	1,571
Income (loss) before income tax expense (benefit)	$1,021	$(9)	$(35)	$977

Assets	$20,376	$57	$2,038	$22,471

At or for the Year Ended December 31, 2019
Interest income	$4,114	$9	$4	$4,127
Interest expense	947	5	18	970
Provision for finance receivables losses	1,105	—	24	1,129
Net interest income after provision for finance receivable losses	2,062	4	(38)	2,028
Other revenues *	600	32	(10)	622
Other expenses	1,494	39	19	1,552
Income (loss) before income tax expense (benefit)	$1,168	$(3)	$(67)	$1,098

Assets	$20,705	$77	$2,035	$22,817
*    Other revenues in Other include the gain on the February 2019 Real Estate Loan Sale, as well as the impairment adjustments on the remaining loans in held for sale in 2019.

18. Fair Value Measurements

The fair value of a financial instrument is the expected amount that would be received if an asset were to be sold or the expected amount that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is listed on an exchange, traded over-the-counter, or is new to the market and not yet established, the characteristics specific to the transaction, and general market conditions. See Note 2 for a discussion of the accounting policies related to fair value measurements, which includes the valuation process and the inputs used to develop our fair value measurements.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2021
Assets
Cash and cash equivalents	$535	$6	$—	$541	$541
Investment securities	59	1,927	6	1,992	1,992
Net finance receivables, less allowance for finance receivable losses	—	—	20,083	20,083	17,117
Restricted cash and restricted cash equivalents	476	—	—	476	476
Other assets *	—	—	52	52	46

Liabilities
Long-term debt	$—	$18,781	$—	$18,781	$17,750

December 31, 2020
Assets
Cash and cash equivalents	$2,255	$17	$—	$2,272	$2,272
Investment securities	44	1,870	8	1,922	1,922
Net finance receivables, less allowance for finance receivable losses	—	—	18,629	18,629	15,815
Restricted cash and restricted cash equivalents	451	—	—	451	451
Other assets *	—	2	60	62	62

Liabilities
Long-term debt	$—	$19,426	$—	$19,426	$17,800
*Other assets at December 31, 2021 and December 31, 2020 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2021
Assets
Cash equivalents in mutual funds	$41	$—	$—	$41
Cash equivalents in securities	—	6	—	6
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	79	—	79
Commercial paper	—	50	—	50
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	5	1,292	5	1,302
RMBS	—	170	—	170
CMBS	—	45	—	45
CDO/ABS	—	90	—	90
Total available-for-sale securities	5	1,897	5	1,907
Other securities
Bonds:
Corporate debt	—	9	—	9
RMBS	—	1	—	1
CDO/ABS	—	20	—	20
Total bonds	—	30	—	30
Preferred stock	22	—	—	22
Common stock	32	—	1	33
Total other securities	54	30	1	85
Total investment securities	59	1,927	6	1,992
Restricted cash equivalents in mutual funds	468	—	—	468
Total	$568	$1,933	$6	$2,507

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2020
Assets
Cash equivalents in mutual funds	$2,018	$—	$—	$2,018
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	92	—	92
Certificates of deposit and commercial paper	—	28	—	28
Non-U.S. government and government sponsored entities	—	146	—	146
Corporate debt	5	1,207	6	1,218
RMBS	—	215	—	215
CMBS	—	58	—	58
CDO/ABS	—	78	—	78
Total available-for-sale securities	5	1,836	6	1,847
Other securities
Bonds:
Non-U.S. government and government sponsored entities	—	1	—	1
Corporate debt	—	16	1	17
CDO/ABS	—	17	—	17
Total bonds	—	34	1	35
Preferred stock	13	—	—	13
Common stock	26	—	1	27
Total other securities	39	34	2	75
Total investment securities	44	1,870	8	1,922
Restricted cash equivalents in mutual funds	441	—	—	441
Total	$2,503	$1,887	$8	$4,398

Due to the insignificant activity within the Level 3 assets during the years ended December 31, 2021 and 2020, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the years ended December 31, 2021 and 2020.

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

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, is primarily determined using discounted cash flow methodologies. The application of these methodologies requires us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied is significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables could not be determined with precision and may not be realized in an actual sale. Additionally, there may be inherent limitations in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

Long-term Debt

We either receive fair value measurements of our long-term debt from market participants and pricing services or we estimate the fair values of long-term debt using projected cash flows discounted at each balance sheet date’s market-observable implicit-credit spread rates for our long-term debt.

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2021, we had no debt carried at fair value under the fair value option.

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

As of December 31, 2021, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of December 31, 2021 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMH's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMH's management concluded that OMH's internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements as of December 31, 2021 included in this Annual Report on Form 10-K, has also audited the effectiveness of OMH's internal control over financial reporting as of December 31, 2021. The Report of Independent Registered Public Accounting Firm is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of December 31, 2021, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of December 31, 2021 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMFC's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMFC's management concluded that OMFC's internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in OMH’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of OMH’s fiscal year-end (the “Proxy Statement”).

Information required by Item 10 for matters other than executive officers is incorporated by reference to the information presented in the sections captioned “Board of Directors,” “Proposal 1: Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management - “Delinquent Section 16(a) Reports” in the Proxy Statement.

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

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information presented in the section captioned “Audit Function” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of OneMain Holdings, Inc. and OneMain Finance Corporation and their subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2021 and 2020

Consolidated Statements of Operations, years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Comprehensive Income (Loss), years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows, years ended December 31, 2021, 2020, and 2019

Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules:

All other schedules have been omitted because they are either not required or inapplicable.

(3) Exhibits:

Exhibits are listed in the Exhibit Index below.

(b) Exhibits

The exhibits required to be included in this portion of Part IV - Item 15(b) are listed in the Exhibit Index to this report.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit
3.1
Restated Certificate of Incorporation of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) Incorporated by reference to Exhibit 3.1 to OMH’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013 (File No. 001-36129).

3.2	Amendment to Restated Certificate of Incorporation of OneMain Holdings, Inc. Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on November 17, 2015.

3.3
Amended and Restated Articles of Incorporation of OneMain Finance Corporation (formerly Springleaf Finance Corporation), as amended to date. Incorporated by reference to Exhibit 3a. to Springleaf Finance Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011 (File No. 001-06155).

3.4
Amended and Restated Bylaws of OneMain Holdings, Inc.(formerly Springleaf Holdings, Inc.) Incorporated by reference to Exhibit 3.2 to OMH’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed on November 12, 2013 (File No. 001-36129).

3.5
First Amendment to the Amended and Restated Bylaws of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.). Incorporated by reference to Exhibit 3.b.1 to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

3.6
Amended and Restated By-laws of OneMain Finance Corporation (formerly Springleaf Finance Corporation). Incorporated by reference to Exhibit 3b. to Springleaf Finance Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 30, 2011 (File No. 001-06155).

Certain instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.1
Junior Subordinated Indenture, dated as of January 22, 2007, from OneMain Finance Corporation (formerly Springleaf Finance Corporation) to Deutsche Bank Trust Company Americas, as Trustee. Incorporated by reference to Exhibit 4.2 to OneMain Finance Corporation’s (File No. 1-06155) Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 21, 2017.

4.2
Indenture, dated as of September 24, 2013, by and between OneMain Finance Corporation (formerly Springleaf Finance Corporation) and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.2 to Springleaf Finance Corporation’s (File No. 1-06155) Current Report on Form 8-K filed on September 25, 2013.

4.3
Indenture, dated as of December 3, 2014, by OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.), as Guarantor, and Wilmington Trust, National Association. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 3, 2014.

4.3.1
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

4.3.2
Fifth Supplemental Indenture, dated as of March 12, 2018, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association, as Trustee (including the form of 6.875% Senior Notes due 2025 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 12, 2018.

4.3.3
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

4.3.4
Seventh Supplemental Indenture, dated as of February 22, 2019, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 6.125% Senior Notes due 2024 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 22, 2019.

Exhibit
4.3.5
Eighth Supplemental Indenture, dated as of May 9, 2019, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 6.625% Senior Notes due 2028 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on May 9, 2019.

4.3.6
Ninth Supplemental Indenture, dated as of November 7, 2019, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including the form of 5.375% Senior Notes due 2029 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on November 7, 2019.

4.3.7
Tenth Supplemental Indenture, dated as of May 14, 2020, by and among OneMain Finance Corporation (formerly Springleaf Finance Corporation), OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 8.875% Senior Notes due 2025 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on May 14, 2020.

4.3.8
Eleventh Supplemental Indenture, dated as of December 17,2020, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 4.00% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on December 17, 2020.

4.3.9
Twelfth Supplemental Indenture, dated as of June 22, 2021, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 3.500% Senior Notes due 2027 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on June 22, 2021.

4.3.10
Thirteenth Supplemental Indenture, dated as of August 11, 2021, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 3.875% Senior Notes due 2028 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on August 11, 2021.

4.5
Description of the registrant's securities registered pursuant to section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.5 to OMH’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 14, 2020.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to OMH’s Current Report on Form 8-K filed on June 25, 2018.

10.2**
OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to OMH’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 9, 2021.

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

10.2.4**
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit 10.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 9, 2021.

10.2.5**
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit 10.2.5 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 9, 2021.

10.2.5.1**
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit 10.2.5.1 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 9, 2021.

10.2.6**
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Executive Team), effective for grants on or after July 16, 2021. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 21, 2021.

Exhibit
10.2.7**
Form of Performance-Based Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, effective for grants on or after July 16, 2021. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 21, 2021.

10.2.8**
Form of Cash-Settled Stock-Based Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to OMH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019.

10.2.8.1**
Form of Amendment Number 1 to Cash-Settled Stock-Based Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (for executive officers other than the Chief Executive Officer). Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 21, 2021.

10.3**
Amendment to Springleaf Finance, Inc. Excess Retirement Income Plan, effective as of December 19, 2012. Incorporated by reference to Exhibit 10.5 to Springleaf Finance Corporation’s (File No. 1-06155) Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 19, 2013.

10.4**	OneMain Holdings, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on October 18, 2021.

10.5**	OneMain Holdings, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement. Incorporated by reference to Exhibit 10.2 to OMH’s Current Report on Form 8-K filed on October 18, 2021.

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

10.7.1.1**
Amendment Number 1 to Amended and Restated Cash-Settled Option Award Agreement (Chief Executive Officer). Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 21, 2021.

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

10.8.2
Joinder Agreement dated October 14, 2021 to the Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc., OMH Holdings, L.P. and Uniform InvestCo GP LLC, filed herewith as Exhibit 10.8.2.

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

10.12**
Letter Agreement by and between OneMain General Services Corporation and Rajive Chadha, dated June 4, 2019. Incorporated by reference to Exhibit 10.1 to OMH’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on April 29, 2020.

21.1	Subsidiaries of OneMain Holdings, Inc. and OneMain Finance Corporation

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of OneMain Holdings, Inc.

Exhibit

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

OMH Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2022.

ONEMAIN HOLDINGS, INC.
(Registrant)

By:	/s/	Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2022.

/s/	Douglas H. Shulman	/s/	Aneek S. Mamik
	Douglas H. Shulman		Aneek S. Mamik
(President, Chief Executive Officer, Chairman of the Board, and Director — Principal Executive Officer)		(Director)

/s/	Micah R. Conrad	/s/	Valerie Soranno Keating
	Micah R. Conrad		Valerie Soranno Keating
(Executive Vice President and Chief Financial Officer — Duly Authorized Officer and Principal Financial Officer)		(Director)

/s/	Michael A. Hedlund	/s/	Richard A. Smith
	Michael A. Hedlund		Richard A. Smith
(Senior Vice President and Group Controller — Principal Accounting Officer)		(Director)

/s/	Roy A. Guthrie	/s/	Phyllis R. Caldwell
	Roy A. Guthrie		Phyllis R. Caldwell
(Director)		(Director)

/s/	Peter B. Sinensky	/s/	Philip L. Bronner
	Peter B. Sinensky		Philip L. Bronner
(Director)		(Director)

OMFC Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2022.

ONEMAIN FINANCE CORPORATION
(Registrant)

By:	/s/	Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2022.

/s/	Richard N. Tambor
Richard N. Tambor
(President, Chief Executive Officer, and Director — Principal Executive Officer)

/s/	Micah R. Conrad
Micah R. Conrad
(Executive Vice President, Chief Financial Officer, and Director — Principal Financial Officer)

/s/	Jeannette Osterhout
Jeannette Osterhout
(Executive Vice President and Director)

/s/	Michael A. Hedlund
Michael A. Hedlund
(Senior Vice President and Group Controller — Principal Accounting Officer)