Form 10-Q
period 2022-03-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2022-04-29
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2022

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At April 21, 2022, there were 125,211,094 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At April 21, 2022, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2021, filed with the SEC on February 11, 2022
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
COVID-19	the global outbreak of a novel strain of coronavirus, including variants thereof
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	a credit score created by Fair Isaac Corporation
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables	the unpaid principal balance of our personal loans. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Managed receivables	consist of our net finance receivables and finance receivables serviced for our whole loan sale partners
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NORA	Notice and Opportunity to Respond and Advise
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.

Term or Abbreviation	Definition

OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of open credit card accounts as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Pretax capital generation	a non-GAAP financial measure used by management as a key performance measure of our segment, defined as adjusted pretax income (loss) excluding the change in allowance for finance receivable losses
Purchase volume	consist of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Tenth Supplemental Indenture, dated as of May 14, 2020; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; and Thirteenth Supplemental Indenture, dated as of August 11, 2021
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered loans	unencumbered gross finance receivables excluding credit cards
Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.0 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$640	$541
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.7 billion in 2022, and $1.9 billion and $1.8 billion in 2021, respectively)	1,778	1,992
Net finance receivables (includes loans of consolidated VIEs of $8.6 billion in 2022 and $8.8 billion in 2021)	18,979	19,212
Unearned insurance premium and claim reserves	(741)	(761)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $896 million in 2022 and $910 million in 2021)	(2,071)	(2,095)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,167	16,356
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $509 million in 2022 and $466 million in 2021)	531	476
Goodwill	1,437	1,437
Other intangible assets	274	274
Other assets	981	1,003
Total assets	$21,808	$22,079

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $7.8 billion in 2022 and $8.0 billion in 2021)	$17,560	$17,750
Insurance claims and policyholder liabilities	621	621
Deferred and accrued taxes	45	1
Other liabilities (includes other liabilities of consolidated VIEs of $12 million in 2022 and $13 million in 2021)	493	614
Total liabilities	18,719	18,986
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 125,793,836 and 127,809,640 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,672	1,672
Accumulated other comprehensive income (loss)	(11)	61
Retained earnings	1,905	1,727
Treasury stock, at cost; 8,981,004 and 6,712,923 shares at March 31, 2022 and December 31, 2021, respectively	(478)	(368)
Total shareholders’ equity	3,089	3,093
Total liabilities and shareholders’ equity	$21,808	$22,079

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2022	2021

Interest income	$1,089	$1,060

Interest expense	219	235

Net interest income	870	825

Provision for finance receivable losses	238	(2)

Net interest income after provision for finance receivable losses	632	827

Other revenues:
Insurance	111	107
Investment	15	17
Gain on sales of finance receivables	17	4
Net loss on repurchases and repayments of debt	—	(47)
Other	19	10
Total other revenues	162	91

Other expenses:
Salaries and benefits	205	189
Other operating expenses	148	150
Insurance policy benefits and claims	45	33
Total other expenses	398	372

Income before income taxes	396	546

Income taxes	95	133

Net income	$301	$413

Share Data:
Weighted average number of shares outstanding:
Basic	127,075,714	134,405,368
Diluted	127,463,027	134,807,165
Earnings per share:
Basic	$2.37	$3.07
Diluted	$2.36	$3.06

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Net income	$301	$413

Other comprehensive loss:
Net change in unrealized losses on non-credit impaired available-for-sale securities	(105)	(43)
Foreign currency translation adjustments	2	2
Other	13	23
Income tax effect:
Net change in unrealized losses on non-credit impaired available-for-sale securities	24	10
Foreign currency translation adjustments	(1)	—
Other	(3)	(6)
Other comprehensive loss, net of tax, before reclassification adjustments	(70)	(14)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	(2)	—
Reclassification adjustments included in net income, net of tax	(2)	—
Other comprehensive loss, net of tax	(72)	(14)

Comprehensive income	$229	$399

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2022	$1	$1,672	$61	$1,727	$(368)	$3,093
Common stock repurchased	—	—	—	—	(110)	(110)
Share-based compensation expense, net of forfeitures	—	12	—	—	—	12
Withholding tax on share-based compensation	—	(12)	—	—	—	(12)
Other comprehensive loss	—	—	(72)	—	—	(72)
Cash dividends *	—	—	—	(123)	—	(123)
Net income	—	—	—	301	—	301
Balance, March 31, 2022	$1	$1,672	$(11)	$1,905	$(478)	$3,089

Balance, January 1, 2021	$1	$1,655	$94	$1,691	$—	$3,441
Share-based compensation expense, net of forfeitures	—	7	—	—	—	7
Withholding tax on share-based compensation	—	(5)	—	—	—	(5)
Other comprehensive loss	—	—	(14)	—	—	(14)
Cash dividends *	—	—	—	(534)	—	(534)
Net income	—	—	—	413	—	413
Balance, March 31, 2021	$1	$1,657	$80	$1,570	$—	$3,308

* Cash dividends declared were $0.95 per share and $3.95 per share during the three months ended March 31, 2022 and 2021, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Cash flows from operating activities
Net income	$301	$413
Reconciling adjustments:
Provision for finance receivable losses	238	(2)
Depreciation and amortization	61	61
Deferred income tax charge	21	59
Net loss on repurchases and repayments of debt	—	47
Share-based compensation expense, net of forfeitures	12	7
Gain on sales of finance receivables	(17)	(4)
Other	(2)	(2)
Cash flows due to changes in other assets and other liabilities	(62)	(23)
Net cash provided by operating activities	552	556

Cash flows from investing activities
Net principal collections (originations and purchases) of finance receivables	(245)	217
Proceeds from sales of finance receivables	200	50
Available-for-sale securities purchased	(90)	(146)
Available-for-sale securities called, sold, and matured	196	91
Other securities purchased	(2)	(688)
Other securities called, sold, and matured	7	681
Other, net	(16)	(7)
Net cash provided by investing activities	50	198

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	198	(1)
Repayment of long-term debt	(398)	(1,065)
Cash dividends	(126)	(534)
Common stock repurchased	(110)	—
Withholding tax on share-based compensation	(12)	(5)
Net cash used for financing activities	(448)	(1,605)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	154	(851)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,017	2,723
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,171	$1,872

Supplemental cash flow information
Cash and cash equivalents	$640	$1,301
Restricted cash and restricted cash equivalents	531	571
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,171	$1,872

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$620	$510
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.7 billion in 2022, and $1.9 billion and $1.8 billion in 2021, respectively)	1,778	1,992
Net finance receivables (includes loans of consolidated VIEs of $8.6 billion in 2022 and $8.8 billion in 2021)	18,979	19,212
Unearned insurance premium and claim reserves	(741)	(761)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $896 million in 2022 and $910 million in 2021)	(2,071)	(2,095)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,167	16,356
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $509 million in 2022 and $466 million in 2021)	531	476
Goodwill	1,437	1,437
Other intangible assets	274	274
Other assets	980	1,001
Total assets	$21,787	$22,046

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $7.8 billion in 2022 and $8.0 billion in 2021)	$17,560	$17,750
Insurance claims and policyholder liabilities	621	621
Deferred and accrued taxes	47	1
Other liabilities (includes other liabilities of consolidated VIEs of $12 million in 2022 and $13 million in 2021)	493	614
Total liabilities	18,721	18,986
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2022 and December 31, 2021	5	5
Additional paid-in capital	1,916	1,916
Accumulated other comprehensive income (loss)	(11)	61
Retained earnings	1,156	1,078
Total shareholder’s equity	3,066	3,060
Total liabilities and shareholder’s equity	$21,787	$22,046

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Interest income	$1,089	$1,060

Interest expense	219	235

Net interest income	870	825

Provision for finance receivable losses	238	(2)

Net interest income after provision for finance receivable losses	632	827

Other revenues:
Insurance	111	107
Investment	15	17
Gain on sales of finance receivables	17	4
Net loss on repurchases and repayments of debt	—	(47)
Other	19	10
Total other revenues	162	91

Other expenses:
Salaries and benefits	205	189
Other operating expenses	148	150
Insurance policy benefits and claims	45	33
Total other expenses	398	372

Income before income taxes	396	546

Income taxes	95	133

Net income	$301	$413

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Net income	$301	$413

Other comprehensive loss:
Net change in unrealized losses on non-credit impaired available-for-sale securities	(105)	(43)
Foreign currency translation adjustments	2	2
Other	13	23
Income tax effect:
Net change in unrealized losses on non-credit impaired available-for-sale securities	24	10
Foreign currency translation adjustments	(1)	—
Other	(3)	(6)
Other comprehensive loss, net of tax, before reclassification adjustments	(70)	(14)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	(2)	—
Reclassification adjustments included in net income, net of tax	(2)	—
Other comprehensive loss, net of tax	(72)	(14)

Comprehensive income	$229	$399

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2022	$5	$1,916	$61	$1,078	$3,060
Share-based compensation expense, net of forfeitures	—	12	—	—	12
Withholding tax on share-based compensation	—	(12)	—	—	(12)
Other comprehensive loss	—	—	(72)	—	(72)
Cash dividends	—	—	—	(223)	(223)
Net income	—	—	—	301	301
Balance, March 31, 2022	$5	$1,916	$(11)	$1,156	$3,066

Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(5)	—	—	(5)
Other comprehensive loss	—	—	(14)	—	(14)
Cash dividends	—	—	—	(535)	(535)
Net income	—	—	—	413	413
Balance, March 31, 2021	$5	$1,901	$80	$1,320	$3,306

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Cash flows from operating activities
Net income	$301	$413
Reconciling adjustments:
Provision for finance receivable losses	238	(2)
Depreciation and amortization	61	61
Deferred income tax charge	21	59
Net loss on repurchases and repayments of debt	—	47
Share-based compensation expense, net of forfeitures	12	7
Gain on sales of finance receivables	(17)	(4)
Other	(2)	(2)
Cash flows due to changes in other assets and other liabilities	(61)	(23)
Net cash provided by operating activities	553	556

Cash flows from investing activities
Net principal collections (originations and purchases) of finance receivables	(245)	217
Proceeds from sales of finance receivables	200	50
Available-for-sale securities purchased	(90)	(146)
Available-for-sale securities called, sold, and matured	196	91
Other securities purchased	(2)	(688)
Other securities called, sold, and matured	7	681
Other, net	(16)	(7)
Net cash provided by investing activities	50	198

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	198	(1)
Repayment of long-term debt	(398)	(1,065)
Cash dividends	(226)	(534)
Withholding tax on share-based compensation	(12)	(5)
Net cash used for financing activities	(438)	(1,605)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	165	(851)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	986	2,723
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,151	$1,872

Supplemental cash flow information
Cash and cash equivalents	$620	$1,301
Restricted cash and restricted cash equivalents	531	571
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,151	$1,872

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our securitization transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2022

1. Business and Basis of Presentation

OneMain Holdings, Inc. (“OMH”), and its wholly owned direct subsidiary, OneMain Finance Corporation (“OMFC”) are financial services holding companies whose subsidiaries engage in the consumer finance and insurance businesses.

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this filing relates to both OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “OneMain,” “we,” “us,” or “our.”

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its subsidiaries (all of which are wholly owned), and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report. We follow the same significant accounting policies for our interim reporting. To conform to the 2022 presentation, we reclassified certain items in prior periods of our condensed consolidated financial statements.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. Upon adoption, our assumptions used to measure the liability for future policy benefits will be updated at least annually. The guidance requires the discount rate used to measure the liability to be an upper-medium grade fixed-income instrument yield and updated at each reporting date with changes in the liability due to the discount rate recognized in other comprehensive income. The amendments in this ASU become effective for the Company beginning January 1, 2023 and we have selected the modified retrospective transition method.

The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all the amendments in this ASU at the time of adoption. The Company’s long-duration contracts include term life, accidental death and dismemberment, and disability income protection. We will utilize an actuarial software solution to meet the new accounting and disclosure requirements, and we continue to refine the development of the actuarial model and assumptions. After the model has been subject to a parallel testing phase in 2022, the Company will provide further disclosure regarding the estimated impact of the adoption of the ASU on our consolidated financial statements.

Financial Instruments

In March of 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting for troubled debt restructurings by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross charge-offs by year of origination for finance receivables. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether adoption of this ASU will have a material impact on our consolidated financial statements.

We do not believe that any other accounting pronouncements issued, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

3. Finance Receivables

Our finance receivables consist of personal loans and credit cards. Personal loans are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. During the third quarter of 2021, we began offering credit cards. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

March 31, 2022
Gross finance receivables (a)	$18,693	$49	$18,742
Unearned fees	(218)	(1)	(219)
Accrued finance charges and fees	278	1	279
Deferred origination costs	176	1	177
Total	$18,929	$50	$18,979

December 31, 2021
Gross finance receivables (a)	$18,944	$24	$18,968
Unearned fees	(225)	(1)	(226)
Accrued finance charges and fees	289	—	289
Deferred origination costs	179	2	181
Total	$19,187	$25	$19,212
(a) Gross finance receivables equal the unpaid principal balance of our personal loans and credit cards. For precompute loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges.

WHOLE LOAN SALE TRANSACTIONS

As of March 31, 2022, we have whole loan sale flow agreements with third parties, with remaining terms of less than two years, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in other revenue. Our first sale was executed in the first quarter of 2021. During the three months ended March 31, 2022 and 2021, we sold $180 million and $45 million of gross finance receivables, respectively. The gain on the sales were $17 million and $4 million during the three months ended March 31, 2022 and 2021, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and collection of these accounts is managed by our centralized operations. We consider our personal loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $27 million and $20 million during the three months ended March 31, 2022 and 2021, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $4 million during the three months ended March 31, 2022 and 2021. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due, at which point we reverse finance charges and fees previously accrued. For credit cards, there were no net accrued finance charges and fees reversed for the three months ended March 31, 2022 and 2021.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2022	2021	2020	2019	2018	Prior	Total

March 31, 2022
Performing
Current	$2,771	$9,057	$3,252	$2,153	$622	$229	$18,084
30-59 days past due	3	131	55	37	13	7	246
60-89 days past due	—	99	42	26	9	5	181
Total performing	2,774	9,287	3,349	2,216	644	241	18,511
Nonperforming (Nonaccrual)
90+ days past due	—	202	113	70	21	12	418
Total	$2,774	$9,489	$3,462	$2,286	$665	$253	$18,929

(dollars in millions)	2021	2020	2019	2018	2017	Prior	Total

December 31, 2021
Performing
Current	$10,645	$3,935	$2,641	$814	$193	$109	$18,337
30-59 days past due	125	74	53	19	6	5	282
60-89 days past due	81	53	33	11	4	3	185
Total performing	10,851	4,062	2,727	844	203	117	18,804
Nonperforming (Nonaccrual)
90+ days past due	125	130	85	28	9	6	383
Total	$10,976	$4,192	$2,812	$872	$212	$123	$19,187

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	March 31, 2022	December 31, 2021
Current	$47	$25
30-59 days past due	2	—
60-89 days past due	1	—
90+ days past due	—	—
Total	$50	$25

There were no credit cards that were converted to term loans at March 31, 2022 or December 31, 2021.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	March 31, 2022	December 31, 2021

TDR gross finance receivables	$652	$646
TDR net finance receivables *	656	650
Allowance for TDR finance receivable losses	263	270
*    TDR net finance receivables are TDR gross finance receivables net of unearned fees, accrued finance charges, and deferred origination costs.

There were no credit cards classified as TDR finance receivables at March 31, 2022 or December 31, 2021.

Information regarding the new volume of the TDR finance receivables were as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Pre-modification TDR net finance receivables	$134	$116
Post-modification TDR net finance receivables:
Rate reduction	87	78
Other *	47	38
Total post-modification TDR net finance receivables	$134	$116
Number of TDR accounts	16,165	14,508
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

	Three Months Ended March 31,
(dollars in millions)	2022	2021

TDR net finance receivables *	$30	$30
Number of TDR accounts	3,796	4,183
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $42 million at March 31, 2022 and $54 million at December 31, 2021.

4. Allowance for Finance Receivable Losses

We establish an allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by the level of contractual delinquency in the portfolio, specifically in the late-stage delinquency buckets and inclusive of the migration of the finance receivables through the delinquency buckets. We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the overall unemployment rate. We also considered inflationary pressures, supply chain concerns, geopolitical risks, along with the persistent labor supply shortages. Our forecast leveraged economic projections from industry leading forecast providers. At March 31, 2022, our economic forecast used a reasonable and supportable period of 12 months. The decrease in our allowance for finance receivable losses for the three months ended March 31, 2022 was primarily due to a seasonal decline in our loan portfolio. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Three Months Ended March 31, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	233	5	238
Charge-offs	(329)	—	(329)
Recoveries	67	—	67
Balance at end of period	$2,061	$10	$2,071

Three Months Ended March 31, 2021*
Balance at beginning of period	$2,269	$—	$2,269
Provision for finance receivable losses	(2)	—	(2)
Charge-offs	(255)	—	(255)
Recoveries	50	—	50
Balance at end of period	$2,062	$—	$2,062
* There were no credit cards for the three months ended March 31, 2021 as the product offering began in the third quarter of 2021.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

March 31, 2022
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,798	$10	$1,808
TDR finance receivables	263	—	263
Total	$2,061	$10	$2,071

Finance receivables:
Collectively evaluated for impairment	$18,273	$50	$18,323
TDR finance receivables	656	—	656
Total	$18,929	$50	$18,979

Allowance for finance receivable losses as a percentage of finance receivables	10.89%	19.99%	10.91%

December 31, 2021
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,820	$5	$1,825
TDR finance receivables	270	—	270
Total	$2,090	$5	$2,095

Finance receivables:
Collectively evaluated for impairment	$18,537	$25	$18,562
TDR finance receivables	650	—	650
Total	$19,187	$25	$19,212

Allowance for finance receivable losses as a percentage of finance receivables	10.89%	19.91%	10.90%

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2022*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$11	$—	$—	$11
Obligations of states, municipalities, and political subdivisions	74	—	(3)	71
Commercial paper	57	—	—	57
Non-U.S. government and government sponsored entities	156	1	(3)	154
Corporate debt	1,140	11	(38)	1,113
Mortgage-backed, asset-backed, and collateralized:
RMBS	177	1	(8)	170
CMBS	43	—	(1)	42
CDO/ABS	85	—	(3)	82
Total	$1,743	$13	$(56)	$1,700

December 31, 2021*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$16	$—	$—	$16
Obligations of states, municipalities, and political subdivisions	76	3	—	79
Commercial paper	50	—	—	50
Non-U.S. government and government sponsored entities	151	4	—	155
Corporate debt	1,246	61	(5)	1,302
Mortgage-backed, asset-backed, and collateralized:
RMBS	169	3	(2)	170
CMBS	44	1	—	45
CDO/ABS	90	1	(1)	90
Total	$1,842	$73	$(8)	$1,907
*    The allowance for credit losses related to our investment securities as of March 31, 2022 and December 31, 2021 were immaterial.

Interest receivables reported in “Other assets” totaled $12 million and $13 million as of March 31, 2022 and December 31, 2021, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the three months ended March 31, 2022 and 2021.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2022
U.S. government and government sponsored entities	$6	$—	$—	$—	$6	$—
Obligations of states, municipalities, and political subdivisions	48	(3)	2	—	50	(3)
Commercial paper	47	—	—	—	47	—
Non-U.S. government and government sponsored entities	91	(3)	6	—	97	(3)
Corporate debt	584	(31)	48	(7)	632	(38)
Mortgage-backed, asset-backed, and collateralized:
RMBS	125	(6)	20	(2)	145	(8)
CMBS	31	(1)	—	—	31	(1)
CDO/ABS	61	(3)	5	—	66	(3)
Total	$993	$(47)	$81	$(9)	$1,074	$(56)

December 31, 2021
U.S. government and government sponsored entities	$6	$—	$—	$—	$6	$—
Obligations of states, municipalities, and political subdivisions	10	—	—	—	10	—
Commercial paper	46	—	—	—	46	—
Non-U.S. government and government sponsored entities	19	—	5	—	24	—
Corporate debt	208	(3)	38	(2)	246	(5)
Mortgage-backed, asset-backed, and collateralized:
RMBS	81	(1)	15	(1)	96	(2)
CMBS	7	—	—	—	7	—
CDO/ABS	41	(1)	3	—	44	(1)
Total	$418	$(5)	$61	$(3)	$479	$(8)

On a lot basis, we had 1,406 and 570 investment securities in an unrealized loss position at March 31, 2022 and December 31, 2021, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of March 31, 2022, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of March 31, 2022, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2022 and 2021, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three months ended March 31, 2022 and 2021.

The proceeds of available-for-sale securities sold or redeemed during the three months ended March 31, 2022 and 2021 totaled $163 million and $67 million, respectively. The net realized gains and losses were immaterial during the three months ended March 31, 2022 and 2021.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2022 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$180	$179
Due after 1 year through 5 years	493	496
Due after 5 years through 10 years	572	598
Due after 10 years	161	165
Mortgage-backed, asset-backed, and collateralized securities	294	305
Total	$1,700	$1,743

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $556 million and $587 million at March 31, 2022 and December 31, 2021, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2022	December 31, 2021

Fixed maturity other securities:
Bonds	$25	$30
Preferred stock *	19	22
Common stock *	34	33
Total	$78	$85
*    We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains and losses on other securities held were immaterial for the three months ended March 31, 2022 and 2021. Net realized gains and losses on other securities sold or redeemed were immaterial for the three months ended March 31, 2022 and 2021.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt (excluding projected repayments on securitizations by period) by type of debt at March 31, 2022 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.81%-6.94%	0.99%-1.15%	3.50%-8.88%	1.99%

Remainder of 2022	$—	$—	$—	$—	$—
2023	—	—	1,175	—	1,175
2024	—	—	1,300	—	1,300
2025	—	—	1,835	—	1,835
2026	—	—	1,600	—	1,600
2027-2067	—	—	3,750	350	4,100
Securitizations (c)	7,184	—	—	—	7,184
Revolving conduit facilities (c)	—	650	—	—	650
Total principal maturities	$7,184	$650	$9,660	$350	$17,844

Total carrying amount	$7,153	$650	$9,585	$172	$17,560
Debt issuance costs (d)	(29)	—	(77)	—	(106)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at March 31, 2022.
(c) Securitizations and borrowings under the revolving conduit facilities are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. See Note 7 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $30 million at March 31, 2022 and are reported in “Other assets.”

7. Variable Interest Entities

CONSOLIDATED VIES

We have transferred finance receivables to VIEs for asset-backed financing transactions and include the assets and liabilities in our condensed consolidated financial statements because we are the primary beneficiary of each VIE. We account for these asset-backed debt obligations as securitized borrowings.

See Note 2 and Note 9 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for more detail regarding VIEs.

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts and revolving conduit facilities were as follows:

(dollars in millions)	March 31, 2022	December 31, 2021

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	8,579	8,821
Allowance for finance receivable losses	896	910
Restricted cash and restricted cash equivalents	509	466
Other assets	27	26

Liabilities
Long-term debt	$7,803	$7,999
Other liabilities	12	13

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $65 million and $78 million during the three months ended March 31, 2022 and 2021, respectively.

SECURITIZED BORROWINGS

Each of our outstanding securitizations contain a revolving period ranging from two to seven years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our securitized borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes.

REVOLVING CONDUIT FACILITIES

We had access to 14 revolving conduit facilities with a total maximum borrowing capacity of $6.0 billion as of March 31, 2022. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to nine years as of March 31, 2022. Amounts drawn on these facilities are collateralized by our personal loans.

At March 31, 2022, an aggregate amount of $650 million was drawn under these facilities and the remaining borrowing capacity was $5.4 billion.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

	At or for the Three Months Ended March 31,
(dollars in millions)	2022	2021

Balance at beginning of period	$118	$148
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	115	145
Additions for losses and loss adjustment expenses incurred to:
Current year	58	57
Prior years *	(8)	(18)
Total	50	39
Reductions for losses and loss adjustment expenses paid related to:
Current year	(16)	(18)
Prior years	(35)	(47)
Total	(51)	(65)
Net balance at end of period	114	119
Plus reinsurance recoverables	3	3
Balance at end of period	$117	$122
*    At March 31, 2022, $8 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit and term life claims during the period. At March 31, 2021, $18 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit disability and unemployment claims during the period.

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended March 31,
	2022	2021

Balance at beginning of period	127,809,640	134,341,724
Common stock issued	252,277	135,372
Common stock repurchased	(2,282,552)	—
Treasury stock issued	14,471	—
Balance at end of period	125,793,836	134,477,096

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended March 31,
(dollars in millions, except per share data)	2022	2021

Numerator (basic and diluted):
Net income	$301	$413
Denominator:
Weighted average number of shares outstanding (basic)	127,075,714	134,405,368
Effect of dilutive securities *	387,313	401,797
Weighted average number of shares outstanding (diluted)	127,463,027	134,807,165
Earnings per share:
Basic	$2.37	$3.07
Diluted	$2.36	$3.06
* We have excluded weighted-average unvested restricted stock units totaling 1,172,754 and 133,004 for the three months ended March 31, 2022 and 2021, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2022
Balance at beginning of period	$49	$1	$3	$8	$61
Other comprehensive income (loss) before reclassifications	(81)	—	1	10	(70)
Reclassification adjustments from accumulated other comprehensive loss	(2)	—	—	—	(2)
Balance at end of period	$(34)	$1	$4	$18	$(11)

Three Months Ended March 31, 2021
Balance at beginning of period	$91	$1	$2	$—	$94
Other comprehensive income (loss) before reclassifications	(33)	—	2	17	$(14)
Balance at end of period	$58	$1	$4	$17	$80
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three months ended March 31, 2022 and 2021.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the three months ended March 31, 2022 and 2021.

11. Income Taxes

We had a net deferred tax asset of $339 million at March 31, 2022 and December 31, 2021. Deferred tax asset increases related to the change in fair value of investment securities were offset by decreases related to bonus accrual deductions, mark to market adjustments on our liquidating loan portfolio, and our allowance for finance receivable losses.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the three months ended March 31, 2022 was 24.1%, compared to 24.4% for the same period in 2021. The effective tax rate for the three months ended March 31, 2022 and 2021 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2019. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $7 million at March 31, 2022 and $8 million at December 31, 2021. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

12. Contingencies

LEGAL CONTINGENCIES

In the normal course of business, we have been named, from time to time, as defendants in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Additionally, we are, from time to time, in the normal course of business, subject to inquiries and investigations by federal, state and local governmental authorities regarding our products and our operations. These inquiries and investigations may result in fines, restitution or other penalties, including injunctive relief that may result in restrictions on our business. While we will continue to evaluate legal actions to determine whether a loss is reasonably possible or probable and is reasonably estimable, there can be no assurance that material losses will not be incurred from pending, threatened or future litigation, investigations, examinations, or other claims.

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

In March 2022, the staff of the United States Consumer Financial Protection Bureau (“CFPB”) notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, it is considering recommending that the CFPB take legal action against the Company in connection with alleged violations of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536. The staff’s investigation is focused on certain refunding practices for optional insurance and membership plan products that were subsequently canceled by the consumer after purchase. We are cooperating with the CFPB in this matter and expect ongoing interactions. Although the Company believes it has not violated the Consumer Financial Protection Act, we are unable to estimate how long this investigation will continue, whether and in what manner the CFPB may commence legal action, or what the ultimate outcome of this matter will be. Should the CFPB opt to commence legal proceedings, it may seek civil monetary penalties, restitution, injunctive relief, or other damages. The Company does not currently believe that the outcome of this matter will have a material adverse effect on our business, financial condition, or results of operation.

13. Segment Information

At March 31, 2022, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 and Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2022
Interest income	$1,087	$1	$1	$1,089
Interest expense	217	1	1	219
Provision for finance receivable losses	237	—	1	238
Net interest income after provision for finance receivable losses	633	—	(1)	632
Other revenues	158	4	—	162
Other expenses	395	4	(1)	398
Income before income tax expense	$396	$—	$—	$396

Assets	$19,748	$40	$2,020	$21,808

Three Months Ended March 31, 2021
Interest income	$1,057	$1	$2	$1,060
Interest expense	233	1	1	235
Provision for finance receivable losses	(3)	—	1	(2)
Net interest income after provision for finance receivable losses	827	—	—	827
Other revenues	98	3	(10)	91
Other expenses	358	6	8	372
Income (loss) before income tax expense (benefit)	$567	$(3)	$(18)	$546

Assets	$19,194	$57	$2,034	$21,285

14. Fair Value Measurements

The accounting policies of our fair value measurements are the same as those disclosed in Note 2 and Note 18 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2022
Assets
Cash and cash equivalents	$631	$9	$—	$640	$640
Investment securities	56	1,717	5	1,778	1,778
Net finance receivables, less allowance for finance receivable losses	—	—	19,479	19,479	16,908
Restricted cash and restricted cash equivalents	531	—	—	531	531
Other assets *	—	—	51	51	43

Liabilities
Long-term debt	$—	$17,537	$—	$17,537	$17,560

December 31, 2021
Assets
Cash and cash equivalents	$535	$6	$—	$541	$541
Investment securities	59	1,927	6	1,992	1,992
Net finance receivables, less allowance for finance receivable losses	—	—	20,083	20,083	17,117
Restricted cash and restricted cash equivalents	476	—	—	476	476
Other assets *	—	—	52	52	46

Liabilities
Long-term debt	$—	$18,781	$—	$18,781	$17,750
*Other assets at March 31, 2022 and December 31, 2021 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2022
Assets
Cash equivalents in mutual funds	$138	$—	$—	$138
Cash equivalents in securities	—	9	—	9
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	71	—	71
Commercial paper	—	57	—	57
Non-U.S. government and government sponsored entities	—	154	—	154
Corporate debt	4	1,105	4	1,113
RMBS	—	170	—	170
CMBS	—	42	—	42
CDO/ABS	—	82	—	82
Total available-for-sale securities	4	1,692	4	1,700
Other securities
Bonds:
Corporate debt	—	8	—	8
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	25	—	25
Preferred stock	19	—	—	19
Common stock	33	—	1	34
Total other securities	52	25	1	78
Total investment securities	56	1,717	5	1,778
Restricted cash equivalents in mutual funds	512	—	—	512
Total	$706	$1,726	$5	$2,437

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2021
Assets
Cash equivalents in mutual funds	$41	$—	$—	$41
Cash equivalents in securities	—	6	—	6
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	79	—	79
Certificates of deposit and commercial paper	—	50	—	50
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	5	1,292	5	1,302
RMBS	—	170	—	170
CMBS	—	45	—	45
CDO/ABS	—	90	—	90
Total available-for-sale securities	5	1,897	5	1,907
Other securities
Bonds:
Corporate debt	—	9	—	9
RMBS	—	1	—	1
CDO/ABS	—	20	—	20
Total bonds	—	30	—	30
Preferred stock	22	—	—	22
Common stock	32	—	1	33
Total other securities	54	30	1	85
Total investment securities	59	1,927	6	1,992
Restricted cash equivalents in mutual funds	468	—	—	468
Total	$568	$1,933	$6	$2,507

Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2022 and 2021, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three months ended March 31, 2022 and 2021.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

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
~~•~~risks associated with the global outbreak of a novel strain of coronavirus (“COVID-19”) and the measures taken in response thereto;
•the sufficiency of our allowance for finance receivable losses;
•increased levels of unemployment and personal bankruptcies;
•natural or accidental events such as earthquakes, hurricanes, pandemics, floods, or wildfires affecting our customers, collateral, or our facilities;
•a failure in or breach of our information, operational or security systems, or infrastructure or those of third parties, including as a result of cyber-attacks, war, or other disruptions;
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

Overview

We are the leader in offering nonprime customers responsible access to credit. Our customers are hardworking Americans who have been largely underserved by traditional lenders such as banks and credit unions. We believe our customers deserve fair and responsible access to credit, and we empower them to solve today’s problems and reach a better financial future through our personalized solutions.

We operate in the United States and market our personal loans in 44 states. In the third quarter of 2021, we began offering two credit cards, BrightWay and BrightWay+, which are designed to reward customers for responsible credit activity such as consistent on-time payments. We continue to expand BrightWay and BrightWay+ credit cards across our branch network, through direct mail, and through our digital affiliates. In connection with our offerings, our insurance subsidiaries offer our personal loan customers optional credit and non-credit insurance, and other insurance-related products. We strive to meet our customers at their preferred channel and to deliver a seamless customer experience through our digital platforms or working with our expert team members at our approximately 1,400 locations. Our personal loans, credit cards, and other products help customers meet everyday needs and take steps to improve their financial well-being.

In addition to our loan originations, insurance, and other product sales activities, we also service the loans that we originate and retain on our balance sheet, as well as loans owned by third parties on their behalf in connection with our whole loan sale program and legacy businesses. We also pursue strategic acquisitions and dispositions of assets and businesses, including loan portfolios or other financial assets, and may establish joint ventures or enter into other strategic alliances.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At March 31, 2022, we had approximately 2.29 million personal loans totaling $18.9 billion of net finance receivables, of which 52% were secured by titled property, compared to approximately 2.34 million personal loans totaling $19.2 billion of net finance receivables, of which 52% were secured by titled property at December 31, 2021. Commencing in the first quarter of 2021, we also service personal loans for our whole loan sale partners.

•Credit Cards — In the third quarter of 2021, we began offering credit cards through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered through our branch network, direct mail marketing, and direct-to-consumer via our affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At March 31, 2022, we had approximately 74 thousand open credit card customer accounts, totaling $50 million of net finance receivables, compared to approximately 66 thousand open credit card customer accounts, totaling $25 million of net finance receivables at December 31, 2021.

•Insurance Products — We offer our customers optional credit insurance products (life, disability, and involuntary unemployment insurance) and optional non-credit insurance products through both our branch network and our centralized operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We offer GAP coverage as a waiver product or insurance. We also offer optional membership plans from an unaffiliated company.

Our non-originating legacy products include:

•Other Receivables — We ceased originating real estate loans in 2012 and we continue to service or sub-service liquidating real estate loans. Our real estate loans held for sale are reported in “Other assets” of our consolidated balance sheets.

OUR SEGMENT

At March 31, 2022, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and insurance products. At March 31, 2022, we managed a combined total of 2.42 million customer accounts and $19.5 billion of managed receivables, compared to 2.45 million customer accounts and $19.6 billion of managed receivables at December 31, 2021.

The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segment.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Stock Repurchase Program

On February 2, 2022, the Board authorized a new stock repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. The new program replaces our previous share repurchase program. As of March 31, 2022, we had $918 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program.

See “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in Part II of this report for further information on our shares repurchased.

Social Securitization Transaction - OMFIT 2022-S1

As part of our continued commitment to improve the financial well-being of hardworking Americans, on April 27, 2022, OMFC completed its first social securitization under Rule 144A. We issued $600 million principal amount of notes backed by personal loans made to the target population identified in the OneMain 2022 ABS Social Framework (“OMFIT 2022-S1”). OMFIT 2022-S1 has a revolving period of three years, during which no principal payments are required. Generally, the target population is comprised of borrowers residing in rural communities (by zip code), 75% of whom are lower income borrowers in these communities. Through the OneMain 2022 ABS Social Bond Framework we aim to promote financial inclusion to the target population by providing equitable access to fair and transparent credit. The OneMain 2022 ABS Social Bond Framework, which is available on OneMain’s Investor Relations website, aligns to the Social Bond Principles 2021, as administered by the International Capital Market Association.

Private Secured Term Funding

On April 25, 2022, OMFC entered into a $350 million private secured term funding collateralized by our personal loans. No principal payments are required to be made during the first three years, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

Notice of Redemption of 8.875% Senior Notes Due 2025

On April 26, 2022, OMFC issued a notice to fully redeem its 8.875% Senior Notes due 2025 on June 1, 2022. In connection with the redemption, OMFC expects to pay a net aggregate amount of $637 million, inclusive of accrued interest and premiums and recognize $26 million net loss on repurchases and repayments of debt in the second quarter of 2022.

Cash Dividends to OMH's Common Stockholders

For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Election and Resignation of Members of the OMH Board of Directors

On January 27, 2022, Toos N. Daravula was elected to the OMH Board of Directors, effective February 14, 2022.

On February 24, 2022, Peter B. Sinensky resigned from the OMH Board of Directors.

Management’s Response to the COVID-19 Pandemic

In early 2020, COVID-19 evolved into a global pandemic, resulting in widespread volatility and deterioration in economic conditions across the states and regions that we serve. Governmental authorities continue to take steps to combat the spread of COVID-19, including the ongoing distribution of vaccines. Throughout the pandemic, we have maintained our focus on assisting and supporting our customers, while remaining committed to the safety of our employees. We continue to serve our customers by keeping our branch locations open with appropriate protective protocols in place and through our digital platform. This hybrid capability has sustained our operating performance through the pandemic and enabled us to serve and support our customers effectively during these unprecedented times. We believe the actions we have taken, combined with the underlying strength of our balance sheet, has positioned us to take advantage of growth opportunities even as the economy continues to recover.

OUTLOOK

We are actively monitoring the current macroeconomic developments, including recent geopolitical actions outside of the U.S., and remain prepared for any additional opportunities or challenges that may impact our business and industry. Our financial condition and results of operations could be affected by the macroeconomic environment including unemployment rates and other macroeconomic conditions. There remains uncertainty regarding the effects of additional variants of COVID-19, recent geopolitical events, and their impacts on economic markets. In our view, current credit performance trends remain favorable, but delinquency rates have normalized to pre-pandemic levels. We will continue to incorporate updates, as necessary, to our macroeconomic assumptions which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Our cumulative investments in our digital capabilities, combined with our proprietary data and advanced analytics, have allowed us to serve our customers through the branch, over the phone, and remotely throughout the pandemic and into the future.

Our experienced management team continues to remain focused on maintaining a solid balance sheet with an adequate liquidity runway and capital coverage, upholding a conservative and disciplined underwriting model, and building strong relationships with our customers to ensure that we are serving them well. We believe we are well positioned to serve our customers, invest in our business, and drive growth to create value for our stockholders as we navigate the evolving economic, social, political, and regulatory environment.

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

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2022	2021

Interest income	$1,089	$1,060
Interest expense	219	235
Provision for finance receivable losses	238	(2)
Net interest income after provision for finance receivable losses	632	827
Other revenues	162	91
Other expenses	398	372
Income before income taxes	396	546
Income taxes	95	133
Net income	$301	$413

Share Data:
Earnings per share:
Diluted	$2.36	$3.06

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$18,979	$17,564
Average net receivables	$19,083	$17,824
Yield	23.12%	24.08%
Gross charge-off ratio	6.98%	5.81%
Recovery ratio	(1.42)%	(1.14)%
Net charge-off ratio	5.57%	4.67%
30-89 Delinquency ratio	2.26%	1.57%
Personal loans:
Net finance receivables	$18,929	$17,564
Origination volume	$2,959	$2,284
Number of accounts	2,288,999	2,229,609
Number of accounts originated	286,391	225,102
Credit cards (b):
Net finance receivables	$50	$—
Purchase volume	$45	$—
Number of open accounts	73,958	—
Debt balances:
Long-term debt balance	$17,560	$16,789
Average daily debt balance	$17,553	$17,035
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    There were no credit cards for the three months ended March 31, 2021 as the product offering began in the third quarter of 2021.

Comparison of Consolidated Results for the Three Months Ended March 31, 2022 and 2021

Interest income increased $29 million or 3% for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest expense decreased $16 million or 7% for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses increased $240 million for the three months ended March 31, 2022 when compared to the same period in 2021 primarily driven by a significant release in our allowance reserve in the prior year period and an increase in our current period charge-offs related to normalization of delinquency rates to pre-pandemic levels.

Other revenues increased $71 million or 77% for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to a net loss on the repurchase and repayment of debt in the prior year period and an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period.

Other expenses increased $26 million or 7% for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to an increase in salaries and benefits due to an increase in headcount as we continue to invest in our business, and an increase in insurance policy and benefits claims expense resulting from lower than expected involuntary unemployment insurance claims in the prior year period.

Income taxes totaled $95 million for the three months ended March 31, 2022 compared to $133 million in the same period in 2021 due to higher pre-tax income in the prior year period. For the three months ended March 31, 2022 and 2021, the effective tax rates were 24.1% and 24.4%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes the expense associated with the net loss resulting from repurchases and repayments of debt, the cash-settled stock-based awards, and direct costs associated with COVID-19. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$396	$567
Adjustments:
Net loss on repurchases and repayments of debt	—	38
Cash-settled stock-based awards	1	—
Direct costs associated with COVID-19	1	2
Adjusted pretax income (non-GAAP)	$398	$607

Provision for finance receivable losses	$237	$(3)
Net charge-offs	(262)	(205)
Pretax capital generation (non-GAAP)	$373	$399

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

See Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for a description of our segment and methodologies used to allocate revenues and expenses to our C&I segment. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for reconciliations of segment total to condensed consolidated financial statement amounts.

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2022	2021

Interest income	$1,087	$1,057
Interest expense	217	233
Provision for finance receivable losses	237	(3)
Net interest income after provision for finance receivable losses	633	827
Other revenues	158	136
Other expenses	393	356
Adjusted pretax income (non-GAAP)	$398	$607

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$18,981	$17,569
Average net receivables	$19,086	$17,830
Yield	23.11%	24.04%
Gross charge-off ratio	6.98%	5.81%
Recovery ratio	(1.42)%	(1.14)%
Net charge-off ratio	5.57%	4.67%
30-89 Delinquency ratio	2.26%	1.57%
Personal loans:
Net finance receivables	$18,931	$17,569
Origination volume	$2,959	$2,284
Number of accounts	2,288,999	2,229,609
Number of accounts originated	286,391	225,102
Credit cards (b):
Net finance receivables	$50	$—
Purchase volume	$45	$—
Number of open accounts	73,958	—
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    There were no credit cards for the three months ended March 31, 2021 as the product offering began in the third quarter of 2021.

Comparison of Adjusted Pretax Income for the Three Months Ended March 31, 2022 and 2021

Interest income increased $30 million or 3% for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest expense decreased $16 million or 7% for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, and our revolving conduit facilities.

Provision for finance receivable losses increased $240 million for the three months ended March 31, 2022 when compared to the same period in 2021 primarily driven by a significant release in our allowance reserve in the prior year period and an increase in our current period charge-offs related to normalization of delinquency rates to pre-pandemic levels.

Other revenues increased $22 million or 17% for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period.

Other expenses increased $37 million or 10% for the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to an increase in salaries and benefits due to an increase in headcount as we continue to invest in our business, and an increase in insurance policy and benefits claims expense resulting from lower than expected involuntary unemployment insurance claims in the prior year period.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $19.0 billion at March 31, 2022 and $19.2 billion at December 31, 2021. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. During the third quarter of 2021, we began offering credit cards. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments.

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

When personal loans are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and collection of these accounts is managed by our centralized operations. Use of our centralized operations teams for managing late-stage delinquency allows us to apply more advanced collection technologies and tools and drives operating efficiencies in servicing. We consider our personal loans to be nonperforming at 90 days contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due, at which point we reverse finance charges and fees previously accrued.

The delinquency information for net finance receivables was as follows:

	Consumer and Insurance		Segment to GAAP Adjustment	GAAP Basis
(dollars in millions)	Personal Loans	Credit Cards
March 31, 2022
Current	$18,086	$47	$(2)	$18,131
30-59 days past due	246	2	—	248
60-89 days past due	181	1	—	182
90+ days past due	418	—	—	418
Total net finance receivables	$18,931	$50	$(2)	$18,979

Delinquency ratio
30-89 days past due	2.25%	5.32%	*	2.26%
30+ days past due	4.46%	5.97%	*	4.47%
60+ days past due	3.17%	2.47%	*	3.17%
90+ days past due	2.21%	0.66%	*	2.21%

December 31, 2021
Current	$18,340	$25	$(3)	$18,362
30-59 days past due	282	—	—	282
60-89 days past due	185	—	—	185
90+ days past due	383	—	—	383
Total net finance receivables	$19,190	$25	$(3)	$19,212

Delinquency ratio
30-89 days past due	2.43%	0.08%	*	2.43%
30+ days past due	4.43%	0.08%	*	4.42%
60+ days past due	2.96%	—%	*	2.96%
90+ days past due	2.00%	—%	*	1.99%
* Not applicable

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the overall unemployment rate. We also considered inflationary pressures, supply chain concerns, geopolitical risks, along with persistent labor supply shortages. Our forecast leveraged economic projections from industry leading forecast providers. At March 31, 2022, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Three Months Ended March 31, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	232	5	1	238
Charge-offs	(329)	—	—	(329)
Recoveries	67	—	—	67
Balance at end of period	$2,067	$10	$(6)	$2,071

Allowance ratio	10.92%	19.99%	(a)	10.91%

Three Months Ended March 31, 2021 (b)
Balance at beginning of period	$2,283	$—	$(14)	$2,269
Provision for finance receivable losses	(3)	—	1	(2)
Charge-offs	(255)	—	—	(255)
Recoveries	50	—	—	50
Balance at end of period	$2,075	$—	$(13)	$2,062

Allowance ratio	11.81%	—%	(a)	11.74%
(a) Not applicable.
(b) There were no credit cards for the three months ended March 31, 2021 as the product offering began in the third quarter of 2021.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables for personal loans decreased from the prior year period primarily due to improved unemployment outlook. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables for personal loans are as follows:

(dollars in millions)	Personal Loans	Segment to GAAP Adjustment	GAAP Basis

March 31, 2022
TDR net finance receivables	$674	$(18)	$656
Allowance for TDR finance receivable losses	271	(8)	263

December 31, 2021
TDR net finance receivables	$671	$(21)	$650
Allowance for TDR finance receivable losses	279	(9)	270

There were no credit cards classified as TDR finance receivables at March 31, 2022 or December 31, 2021.

DISTRIBUTION OF FINANCE RECEIVABLES BY FICO SCORE

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including prime, near-prime, and sub-prime. While management does not utilize credit scores to manage credit quality, we group FICO scores into the following categories for comparability purposes across our industry:

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

The following table reflects our net finance receivables grouped into the borrower categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	Personal Loans	Credit Cards	Total

March 31, 2022
FICO scores
660 or higher	$4,440	$9	$4,449
620-659	5,029	15	5,044
619 or below	9,460	26	9,486
Total	$18,929	$50	$18,979

December 31, 2021
FICO scores *
660 or higher	$4,897	$14	$4,911
620-659	5,321	7	5,328
619 or below	8,969	4	8,973
Total	$19,187	$25	$19,212
* Due to the impact of COVID-19, FICO scores as of December 31, 2021 may have been positively impacted by government stimulus measures, borrower assistance programs, and potentially inconsistent reporting to credit bureaus.

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

During the three months ended March 31, 2022, OMH generated net income of $301 million. OMH’s net cash inflow from operating and investing activities totaled $602 million for the three months ended March 31, 2022. At March 31, 2022, our scheduled interest payments for the remainder of 2022 totaled $357 million, and there are no scheduled principal payments for the remainder of 2022 on our existing debt (excluding securitizations). As of March 31, 2022, we had $10.2 billion of unencumbered loans.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 24 months.

OMFC’s Unsecured Corporate Revolver

At March 31, 2022, the borrowing capacity of our corporate revolver was $1.0 billion, and no amounts were drawn.

OMFC’s Notice of Redemption of Unsecured Debt

On April 26, 2022, OMFC issued a notice to fully redeem its 8.875% Senior Notes due 2025 on June 1, 2022. In connection with the redemption, OMFC expects to pay a net aggregate amount of $637 million, inclusive of accrued interest and premiums and recognize $26 million net loss on repurchases and repayments of debt in the second quarter of 2022.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2022, we did not terminate, cancel, or enter into any new securitizations or conduit facilities. At March 31, 2022, an aggregate of $650 million was drawn under our conduit facilities, and the remaining borrowing capacity was $5.4 billion. At March 31, 2022, we had $8.5 billion of gross finance receivables pledged as collateral for our securitizations and conduit facilities.

Social Securitization Transaction - OMFIT 2022-S1

As part of our continued commitment to improve the financial well-being of hardworking Americans, on April 27, 2022, OMFC completed its first social securitization under Rule 144A. We issued $600 million principal amount of notes backed by personal loans made to the target population identified in the OneMain 2022 ABS Social Framework, OMFIT 2022-S1. OMFIT 2022-S1 has a revolving period of three years, during which no principal payments are required. See “Recent Developments and Outlook” included in this report for further information on OMFIT 2022-S1.

Private Secured Term Funding

On April 25, 2022, OMFC entered into a $350 million private secured term funding collateralized by our personal loans. No principal payments are required to be made during the first three years, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of March 31, 2022	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the three months ended March 31, 2022, OMH repurchased 2,282,552 shares of its common stock through its stock repurchase program for an aggregate total of $110 million, including commissions and fees. As of March 31, 2022, OMH held a total of 8,981,004 shares of treasury stock. To provide funding for the OMH stock repurchase, the OMFC Board of Directors authorized dividend payments in the amount of $100 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of March 31, 2022, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 2, 2022	February 14, 2022	February 18, 2022	$0.95	$121
Total			$0.95	$121

To provide funding for the dividend, OMFC paid dividends of $121 million to OMH during the three months ended March 31, 2022.

On April 28, 2022, OMH declared a dividend of $0.95 per share payable on May 13, 2022 to record holders of OMH's common stock as of the close of business on May 9, 2022. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $120 million payable on or after May 10, 2022.

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

Whole Loan Sale Transactions

As of March 31, 2022, we have whole loan sale flow agreements with third parties, with remaining terms of less than two years, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. Our first sale was executed in the first quarter of 2021. During the three months ended March 31, 2022 and 2021, we sold $180 million and $45 million of gross finance receivables, respectively. For further information on the whole loan sale transactions, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $552 million for the three months ended March 31, 2022 reflected net income of $301 million, the impact of non-cash items, and an unfavorable change in working capital of $62 million. Net cash provided by operations of $556 million for the three months ended March 31, 2021 reflected net income of $413 million, the impact of non-cash items, and an unfavorable change in working capital of $23 million.

OMH's Investing Activities

Net cash provided by investing activities of $50 million for the three months ended March 31, 2022 was primarily due to proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale securities, partially offset by net principal originations and purchases of finance receivables and purchases of available-for-sale securities. Net cash provided by investing activities of $198 million for the three months ended March 31, 2021 was primarily due to net principal collections of finance receivables, calls, sales, and maturities of available-for-sale and other securities, partially offset by purchases of available-for-sale and other securities.

OMH's Financing Activities

Net cash used for financing activities of $448 million for the three months ended March 31, 2022 was primarily due to debt repayments, cash dividends paid, and the cash paid to repurchase common stock during the period, partially offset by proceeds from borrowings of long-term debt. Net cash used for financing activities of $1.6 billion for the three months ended March 31, 2021 was primarily due to debt repayments and cash dividends paid.

OMH's Cash and Investments

At March 31, 2022, we had $640 million of cash and cash equivalents, which included $265 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2022, we had $1.8 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay any dividends during the three months ended March 31, 2022 and 2021. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2021.

OUR DEBT AGREEMENTS

The debt agreements which OMFC and its subsidiaries are a party to include customary terms and conditions, including covenants and representations and warranties. See Note 8 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for more information on the restrictive covenants under OMFC’s debt agreements, as well as the guarantees of OMFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of March 31, 2022, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2015-3	$293	$329	$59	$84	6.30%	5 years
OMFIT 2016-3	350	397	110	193	5.27%	5 years
OMFIT 2018-1	632	650	233	274	4.08%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	215	260	4.35%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	821	958	4.12%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	1.57%	5 years
ODART 2018-1	947	964	196	217	3.98%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1	1,000	1,053	1,000	1,053	0.98%	2 years
Total securitizations	$9,319	$9,932	$7,184	$8,033
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of March 31, 2022.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 14 revolving conduit facilities with a total borrowing capacity of $6.0 billion as of March 31, 2022:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Funding IX, LLC	600	—
Mystic River Funding, LLC	600	—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	150
Chicago River Funding, LLC	500	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	400	—
Thayer Brook Funding, LLC	350	—
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
River Thames Funding, LLC	250	250
St. Lawrence River Funding, LLC	250	250
Total	$6,000	$650

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2022 or December 31, 2021.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our consolidated financial statements in Note 2 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report. We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

•allowance for finance receivable losses; and
•TDR finance receivables.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2022.

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

As of March 31, 2022, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of March 31, 2022 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of March 31, 2022, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of March 31, 2022 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended March 31, 2022, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31	477,106	$52.07	477,106	$60,729,860
February 1 - February 28	475,567	52.13	475,567	978,925,463
March 1 - March 31	1,329,879	45.57	1,329,879	918,327,499
Total	2,282,552	$48.30	2,282,552
(a)    The Board approved a $200 million stock repurchase program, excluding commission and fees, with no stated expiration during the first quarter of 2020. On December 13, 2021, the Board increased the share repurchase authorization to $300 million. On February 2, 2022, the Board authorized a new $1 billion stock repurchase program, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. The new program replaces the previous share repurchase program. The timing, number and share price of any additional shares repurchased will be determined by OMH based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. OMH is not obligated to purchase any shares under the program, and may be modified, suspended or discontinued at any time.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	April 29, 2022	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	April 29, 2022	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)