Form 10-Q
period 2022-06-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2022-07-29
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2022

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At July 21, 2022, there were 123,667,435 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At July 21, 2022, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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
Gross finance receivables
the unpaid principal balance of our personal loans. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Managed receivables	consist of our C&I net finance receivables and finance receivables serviced for our whole loan sale partners
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NORA	Notice and Opportunity to Respond and Advise
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.

Term or Abbreviation	Definition

OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of open credit card accounts as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses

Private Secured Term Funding	$350 million aggregate principal amount collateralized by our personal loans issued on April 25, 2022
Purchase volume	consist of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; and Thirteenth Supplemental Indenture, dated as of August 11, 2021
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered loans	unencumbered gross finance receivables excluding credit cards
Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.25 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2022	December 31, 2021

Assets
Cash and cash equivalents	$526	$541
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.7 billion and $1.8 billion in 2022, respectively, and $1.9 billion and $1.8 billion in 2021, respectively)	1,773	1,992
Net finance receivables (includes loans of consolidated VIEs of $9.6 billion in 2022 and $8.8 billion in 2021)	19,448	19,212
Unearned insurance premium and claim reserves	(754)	(761)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $984 million in 2022 and $910 million in 2021)	(2,127)	(2,095)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,567	16,356
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $522 million in 2022 and $466 million in 2021)	534	476
Goodwill	1,437	1,437
Other intangible assets	273	274
Other assets	1,085	1,003
Total assets	$22,195	$22,079

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $8.7 billion in 2022 and $8.0 billion in 2021)	$17,922	$17,750
Insurance claims and policyholder liabilities	612	621
Deferred and accrued taxes	1	1
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2022 and $13 million in 2021)	627	614
Total liabilities	19,162	18,986
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 123,726,559 and 127,809,640 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,679	1,672
Accumulated other comprehensive income (loss)	(70)	61
Retained earnings	1,994	1,727
Treasury stock, at cost; 11,062,276 and 6,712,923 shares at June 30, 2022 and December 31, 2021, respectively	(571)	(368)
Total shareholders’ equity	3,033	3,093
Total liabilities and shareholders’ equity	$22,195	$22,079

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021

Interest income	$1,106	$1,071	$2,195	$2,130

Interest expense	219	231	438	465

Net interest income	887	840	1,757	1,665

Provision for finance receivable losses	339	132	577	130

Net interest income after provision for finance receivable losses	548	708	1,180	1,535

Other revenues:
Insurance	111	107	222	214
Investment	9	17	24	34
Gain on sales of finance receivables	16	11	33	15
Net loss on repurchases and repayments of debt	(28)	(1)	(28)	(48)
Other	20	16	39	26
Total other revenues	128	150	290	241

Other expenses:
Salaries and benefits	205	194	409	383
Other operating expenses	151	153	300	302
Insurance policy benefits and claims	40	48	85	81
Total other expenses	396	395	794	766

Income before income taxes	280	463	676	1,010

Income taxes	71	113	166	247

Net income	$209	$350	$510	$763

Share Data:
Weighted average number of shares outstanding:
Basic	124,539,551	134,255,916	125,807,633	134,330,229
Diluted	124,697,971	134,644,350	126,080,499	134,723,124
Earnings per share:
Basic	$1.68	$2.61	$4.05	$5.68
Diluted	$1.68	$2.60	$4.04	$5.67

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Net income	$209	$350	$510	$763

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(79)	17	(183)	(25)
Foreign currency translation adjustments	(4)	1	(3)	3
Other	7	(12)	20	11
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	18	(4)	42	6
Foreign currency translation adjustments	1	—	1	—
Other	(2)	3	(5)	(3)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(59)	5	(128)	(8)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	(3)	(1)
Reclassification adjustments included in net income, net of tax	—	—	(3)	(1)
Other comprehensive income (loss), net of tax	(59)	5	(131)	(9)

Comprehensive income	$150	$355	$379	$754

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended June 30, 2022
Balance, April 1, 2022	$1	$1,672	$(11)	$1,905	$(478)	$3,089
Common stock repurchased	—	—	—	—	(94)	(94)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	7	—	—	—	7
Other comprehensive loss	—	—	(59)	—	—	(59)
Cash dividends *	—	—	—	(120)	—	(120)
Net income	—	—	—	209	—	209
Balance, June 30, 2022	$1	$1,679	$(70)	$1,994	$(571)	$3,033

Three Months Ended June 30, 2021
Balance, April 1, 2021	$1	$1,657	$80	$1,570	$—	$3,308
Common stock repurchased	—	—	—	—	(35)	(35)
Share-based compensation expense, net of forfeitures	—	4	—	—	—	4
Other comprehensive income	—	—	5	—	—	5
Cash dividends *	—	—	—	(95)	—	(95)
Net income	—	—	—	350	—	350
Balance, June 30, 2021	$1	$1,661	$85	$1,825	$(35)	$3,537

* Cash dividends declared were $0.95 per share and $0.70 per share during the three months ended June 30, 2022 and 2021, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Six Months Ended June 30, 2022
Balance, January 1, 2022	$1	$1,672	$61	$1,727	$(368)	$3,093
Common stock repurchased	—	—	—	—	(204)	(204)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	19	—	—	—	19
Withholding tax on share-based compensation	—	(12)	—	—	—	(12)
Other comprehensive loss	—	—	(131)	—	—	(131)
Cash dividends *	—	—	—	(243)	—	(243)
Net income	—	—	—	510	—	510
Balance, June 30, 2022	$1	$1,679	$(70)	$1,994	$(571)	$3,033

Six Months Ended June 30, 2021
Balance, January 1, 2021	$1	$1,655	$94	$1,691	$—	$3,441
Common stock repurchased	—	—	—	—	(35)	(35)
Share-based compensation expense, net of forfeitures	—	11	—	—	—	11
Withholding tax on share-based compensation	—	(5)	—	—	—	(5)
Other comprehensive loss	—	—	(9)	—	—	(9)
Cash dividends *	—	—	—	(629)	—	(629)
Net income	—	—	—	763	—	763
Balance, June 30, 2021	$1	$1,661	$85	$1,825	$(35)	$3,537

* Cash dividends declared were $1.90 per share and $4.65 per share during the six months ended June 30, 2022 and 2021, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2022	2021

Cash flows from operating activities
Net income	$510	$763
Reconciling adjustments:
Provision for finance receivable losses	577	130
Depreciation and amortization	125	127
Deferred income tax charge	1	76
Net loss on repurchases and repayments of debt	28	48
Share-based compensation expense, net of forfeitures	19	11
Gain on sales of finance receivables	(33)	(15)
Other	3	(4)
Cash flows due to changes in other assets and other liabilities	(52)	(6)
Net cash provided by operating activities	1,178	1,130

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(1,195)	(717)
Proceeds from sales of finance receivables	399	183
Available-for-sale securities purchased	(267)	(257)
Available-for-sale securities called, sold, and matured	293	213
Other securities purchased	(4)	(698)
Other securities called, sold, and matured	9	685
Other, net	(37)	(39)
Net cash used for investing activities	(802)	(630)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	2,589	1,578
Repayment of long-term debt	(2,461)	(1,839)
Cash dividends	(246)	(628)
Common stock repurchased	(204)	(35)
Treasury stock issued	1	—
Withholding tax on share-based compensation	(12)	(5)
Net cash used for financing activities	(333)	(929)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	43	(429)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,017	2,723
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,060	$2,294

Supplemental cash flow information
Cash and cash equivalents	$526	$1,787
Restricted cash and restricted cash equivalents	534	507
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,060	$2,294

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2022	December 31, 2021

Assets
Cash and cash equivalents	$519	$510
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.7 billion and $1.8 billion in 2022, respectively, and $1.9 billion and $1.8 billion in 2021, respectively)	1,773	1,992
Net finance receivables (includes loans of consolidated VIEs of $9.6 billion in 2022 and $8.8 billion in 2021)	19,448	19,212
Unearned insurance premium and claim reserves	(754)	(761)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $984 million in 2022 and $910 million in 2021)	(2,127)	(2,095)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,567	16,356
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $522 million in 2022 and $466 million in 2021)	534	476
Goodwill	1,437	1,437
Other intangible assets	273	274
Other assets	1,084	1,001
Total assets	$22,187	$22,046

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $8.7 billion in 2022 and $8.0 billion in 2021)	$17,922	$17,750
Insurance claims and policyholder liabilities	612	621
Deferred and accrued taxes	1	1
Other liabilities (includes other liabilities of consolidated VIEs of $15 million in 2022 and $13 million in 2021)	629	614
Total liabilities	19,164	18,986
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2022 and December 31, 2021	5	5
Additional paid-in capital	1,923	1,916
Accumulated other comprehensive income (loss)	(70)	61
Retained earnings	1,165	1,078
Total shareholder’s equity	3,023	3,060
Total liabilities and shareholder’s equity	$22,187	$22,046

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Interest income	$1,106	$1,071	$2,195	$2,130

Interest expense	219	231	438	465

Net interest income	887	840	1,757	1,665

Provision for finance receivable losses	339	132	577	130

Net interest income after provision for finance receivable losses	548	708	1,180	1,535

Other revenues:
Insurance	111	107	222	214
Investment	9	17	24	34
Gain on sales of finance receivables	16	11	33	15
Net loss on repurchases and repayments of debt	(28)	(1)	(28)	(48)
Other	20	16	39	26
Total other revenues	128	150	290	241

Other expenses:
Salaries and benefits	205	194	409	383
Other operating expenses	151	153	300	302
Insurance policy benefits and claims	40	48	85	81
Total other expenses	396	395	794	766

Income before income taxes	280	463	676	1,010

Income taxes	71	113	166	247

Net income	$209	$350	$510	$763

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Net income	$209	$350	$510	$763

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(79)	17	(183)	(25)
Foreign currency translation adjustments	(4)	1	(3)	3
Other	7	(12)	20	11
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	18	(4)	42	6
Foreign currency translation adjustments	1	—	1	—
Other	(2)	3	(5)	(3)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(59)	5	(128)	(8)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	(3)	(1)
Reclassification adjustments included in net income, net of tax	—	—	(3)	(1)
Other comprehensive income (loss), net of tax	(59)	5	(131)	(9)

Comprehensive income	$150	$355	$379	$754

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended June 30, 2022
Balance, April 1, 2022	$5	$1,916	$(11)	$1,156	$3,066
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Other comprehensive loss	—	—	(59)	—	(59)
Cash dividends	—	—	—	(200)	(200)
Net income	—	—	—	209	209
Balance, June 30, 2022	$5	$1,923	$(70)	$1,165	$3,023

Three Months Ended June 30, 2021
Balance, April 1, 2021	$5	$1,901	$80	$1,320	$3,306
Share-based compensation expense, net of forfeitures	—	4	—	—	4
Other comprehensive income	—	—	5	—	5
Cash dividends	—	—	—	(135)	(135)
Net income	—	—	—	350	350
Balance, June 30, 2021	$5	$1,905	$85	$1,535	$3,530

Six Months Ended June 30, 2022
Balance, January 1, 2022	$5	$1,916	$61	$1,078	$3,060
Share-based compensation expense, net of forfeitures	—	19	—	—	19
Withholding tax on share-based compensation	—	(12)	—	—	(12)
Other comprehensive loss	—	—	(131)	—	(131)
Cash dividends	—	—	—	(423)	(423)
Net income	—	—	—	510	510
Balance, June 30, 2022	$5	$1,923	$(70)	$1,165	$3,023

Six Months Ended June 30, 2021
Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Share-based compensation expense, net of forfeitures	—	11	—	—	11
Withholding tax on shared-based compensation	—	(5)	—	—	(5)
Other comprehensive loss	—	—	(9)	—	(9)
Cash dividends	—	—	—	(670)	(670)
Net income	—	—	—	763	763
Balance, June 30, 2021	$5	$1,905	$85	$1,535	$3,530

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2022	2021

Cash flows from operating activities
Net income	$510	$763
Reconciling adjustments:
Provision for finance receivable losses	577	130
Depreciation and amortization	125	127
Deferred income tax charge	1	76
Net loss on repurchases and repayments of debt	28	48
Share-based compensation expense, net of forfeitures	19	11
Gain on sales of finance receivables	(33)	(15)
Other	3	(4)
Cash flows due to changes in other assets and other liabilities	(51)	(4)
Net cash provided by operating activities	1,179	1,132

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(1,195)	(717)
Proceeds from sales of finance receivables	399	183
Available-for-sale securities purchased	(267)	(257)
Available-for-sale securities called, sold, and matured	293	213
Other securities purchased	(4)	(698)
Other securities called, sold, and matured	9	685
Other, net	(37)	(39)
Net cash used for investing activities	(802)	(630)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	2,589	1,578
Repayment of long-term debt	(2,461)	(1,839)
Cash dividends	(426)	(670)
Withholding tax on share-based compensation	(12)	(5)
Net cash used for financing activities	(310)	(936)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	67	(434)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	986	2,723
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,053	$2,289

Supplemental cash flow information
Cash and cash equivalents	$519	$1,782
Restricted cash and restricted cash equivalents	534	507
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,053	$2,289

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2022

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

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

June 30, 2022
Gross finance receivables (a)	$19,133	$63	$19,196
Unearned fees	(221)	—	(221)
Accrued finance charges and fees	288	—	288
Deferred origination costs	184	1	185
Total	$19,384	$64	$19,448

December 31, 2021
Gross finance receivables (a)	$18,944	$24	$18,968
Unearned fees	(225)	(1)	(226)
Accrued finance charges and fees	289	—	289
Deferred origination costs	179	2	181
Total	$19,187	$25	$19,212
(a) Personal loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees.

WHOLE LOAN SALE TRANSACTIONS

As of June 30, 2022, we have whole loan sale flow agreements with third parties, with remaining terms of less than two years, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in other revenue. We sold $180 million and $360 million of gross finance receivables during the three and six months ended June 30, 2022, respectively, and $120 million and $165 million of gross finance receivables during the three and six months ended June 30, 2021, respectively. The gain on the sales were $16 million and $33 million during the three and six months ended June 30, 2022, respectively, and $11 million and $15 million during the three and six months ended June 30, 2021, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and collection of these accounts is managed by our centralized operations. We consider our personal loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $27 million and $54 million during the three and six months ended June 30, 2022, respectively, and $14 million and $34 million during the three and six months ended June 30, 2021, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $4 million and $8 million during the three and six months ended June 30, 2022, respectively, and $3 million and $8 million during the three and six months ended June 30, 2021, respectively. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed for the three and six months ended June 30, 2022 were immaterial.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2022	2021	2020	2019	2018	Prior	Total

June 30, 2022
Performing
Current	$6,105	$7,357	$2,630	$1,714	$460	$173	$18,439
30-59 days past due	34	171	59	39	13	7	323
60-89 days past due	16	116	40	23	7	4	206
Total performing	6,155	7,644	2,729	1,776	480	184	18,968
Nonperforming (Nonaccrual)
90+ days past due	9	236	92	54	16	9	416
Total	$6,164	$7,880	$2,821	$1,830	$496	$193	$19,384

(dollars in millions)	2021	2020	2019	2018	2017	Prior	Total

December 31, 2021
Performing
Current	$10,645	$3,935	$2,641	$814	$193	$109	$18,337
30-59 days past due	125	74	53	19	6	5	282
60-89 days past due	81	53	33	11	4	3	185
Total performing	10,851	4,062	2,727	844	203	117	18,804
Nonperforming (Nonaccrual)
90+ days past due	125	130	85	28	9	6	383
Total	$10,976	$4,192	$2,812	$872	$212	$123	$19,187

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	June 30, 2022	December 31, 2021
Current	$56	$25
30-59 days past due	2	—
60-89 days past due	2	—
90+ days past due	4	—
Total	$64	$25

There were no credit cards that were converted to term loans at June 30, 2022 or December 31, 2021.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	June 30, 2022	December 31, 2021

TDR gross finance receivables	$670	$646
TDR net finance receivables *	675	650
Allowance for TDR finance receivable losses	272	270
*    TDR net finance receivables are TDR gross finance receivables net of unearned fees, accrued finance charges, and deferred origination costs.

There were no credit cards classified as TDR finance receivables at June 30, 2022 or December 31, 2021.

Information regarding the new volume of the TDR finance receivables were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Pre-modification TDR net finance receivables	$143	$112	$276	$228
Post-modification TDR net finance receivables:
Rate reduction	84	79	170	156
Other *	59	33	106	71
Total post-modification TDR net finance receivables	$143	$112	$276	$227
Number of TDR accounts	17,516	13,691	33,681	28,199
*    “Other” modifications primarily consist of loans with both rate reductions and the potential of principal forgiveness contingent on future payment performance by the borrower under the modified terms.

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

TDR net finance receivables *	$30	$27	$59	$56
Number of TDR accounts	3,762	3,743	7,558	7,926
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $39 million at June 30, 2022 and $54 million at December 31, 2021.

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

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the overall unemployment rate. We also considered inflationary pressures, supply chain concerns, geopolitical risks, along with the persistent labor supply shortages. Our forecast leveraged economic projections from industry leading forecast providers. At June 30, 2022, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and six months ended June 30, 2022 was primarily due to the growth in our loan portfolio. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Three Months Ended June 30, 2022
Balance at beginning of period	$2,061	$10	$2,071
Provision for finance receivable losses	337	2	339
Charge-offs	(351)	—	(351)
Recoveries	68	—	68
Balance at end of period	$2,115	$12	$2,127

Three Months Ended June 30, 2021*
Balance at beginning of period	$2,062	$—	$2,062
Provision for finance receivable losses	132	—	132
Charge-offs	(252)	—	(252)
Recoveries	58	—	58
Balance at end of period	$2,000	$—	$2,000

Six Months Ended June 30, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	570	7	577
Charge-offs	(680)	—	(680)
Recoveries	135	—	135
Balance at end of period	$2,115	$12	$2,127

Six Months Ended June 30, 2021*
Balance at beginning of period	$2,269	$—	$2,269
Provision for finance receivable losses	130	—	130
Charge-offs	(507)	—	(507)
Recoveries	108	—	108
Balance at end of period	$2,000	$—	$2,000
* There were no credit cards for the three and six months ended June 30, 2021 as the product offering began in the third quarter of 2021.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

June 30, 2022
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,843	$12	$1,855
TDR finance receivables	272	—	272
Total	$2,115	$12	$2,127

Finance receivables:
Collectively evaluated for impairment	$18,709	$64	$18,773
TDR finance receivables	675	—	675
Total	$19,384	$64	$19,448

Allowance for finance receivable losses as a percentage of finance receivables	10.91%	19.13%	10.94%

December 31, 2021
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,820	$5	$1,825
TDR finance receivables	270	—	270
Total	$2,090	$5	$2,095

Finance receivables:
Collectively evaluated for impairment	$18,537	$25	$18,562
TDR finance receivables	650	—	650
Total	$19,187	$25	$19,212

Allowance for finance receivable losses as a percentage of finance receivables	10.89%	19.91%	10.90%

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2022*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	74	—	(5)	69
Commercial paper	58	—	—	58
Non-U.S. government and government sponsored entities	144	—	(7)	137
Corporate debt	1,212	1	(91)	1,122
Mortgage-backed, asset-backed, and collateralized:
RMBS	190	—	(15)	175
CMBS	41	—	(2)	39
CDO/ABS	92	—	(5)	87
Total	$1,824	$1	$(125)	$1,700

December 31, 2021*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$16	$—	$—	$16
Obligations of states, municipalities, and political subdivisions	76	3	—	79
Commercial paper	50	—	—	50
Non-U.S. government and government sponsored entities	151	4	—	155
Corporate debt	1,246	61	(5)	1,302
Mortgage-backed, asset-backed, and collateralized:
RMBS	169	3	(2)	170
CMBS	44	1	—	45
CDO/ABS	90	1	(1)	90
Total	$1,842	$73	$(8)	$1,907
*    The allowance for credit losses related to our investment securities as of June 30, 2022 and December 31, 2021 were immaterial.

Interest receivables reported in “Other assets” totaled $13 million as of June 30, 2022 and December 31, 2021. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and six months ended June 30, 2022 and 2021.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2022
U.S. government and government sponsored entities	$13	$—	$—	$—	$13	$—
Obligations of states, municipalities, and political subdivisions	56	(5)	2	—	58	(5)
Commercial paper	53	—	—	—	53	—
Non-U.S. government and government sponsored entities	107	(6)	5	(1)	112	(7)
Corporate debt	938	(79)	47	(12)	985	(91)
Mortgage-backed, asset-backed, and collateralized:
RMBS	131	(11)	26	(4)	157	(15)
CMBS	39	(2)	—	—	39	(2)
CDO/ABS	72	(5)	6	—	78	(5)
Total	$1,409	$(108)	$86	$(17)	$1,495	$(125)

December 31, 2021
U.S. government and government sponsored entities	$6	$—	$—	$—	$6	$—
Obligations of states, municipalities, and political subdivisions	10	—	—	—	10	—
Commercial paper	46	—	—	—	46	—
Non-U.S. government and government sponsored entities	19	—	5	—	24	—
Corporate debt	208	(3)	38	(2)	246	(5)
Mortgage-backed, asset-backed, and collateralized:
RMBS	81	(1)	15	(1)	96	(2)
CMBS	7	—	—	—	7	—
CDO/ABS	41	(1)	3	—	44	(1)
Total	$418	$(5)	$61	$(3)	$479	$(8)

On a lot basis, we had 2,062 and 570 investment securities in an unrealized loss position at June 30, 2022 and December 31, 2021, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of June 30, 2022, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of June 30, 2022, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2022 and 2021, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and six months ended June 30, 2022 and 2021.

The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2022 totaled $38 million and $201 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2021 totaled $72 million and $139 million, respectively. The net realized gains and losses were immaterial during the three and six months ended June 30, 2022 and 2021.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2022 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$193	$193
Due after 1 year through 5 years	496	513
Due after 5 years through 10 years	561	624
Due after 10 years	149	171
Mortgage-backed, asset-backed, and collateralized securities	301	323
Total	$1,700	$1,824

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $564 million and $587 million at June 30, 2022 and December 31, 2021, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2022	December 31, 2021

Fixed maturity other securities:
Bonds	$25	$30
Preferred stock *	17	22
Common stock *	31	33
Total	$73	$85
*    We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held were $6 million and $9 million for the three and six months ended June 30, 2022, respectively. Net unrealized gains and losses on other securities held were immaterial for the three and six months ended June 30, 2021. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and six months ended June 30, 2022 and 2021.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at June 30, 2022 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-6.94%	2.06%	1.82%-1.97%	3.50%-8.25%	2.79%

Remainder of 2022	$—	$—	$—	$—	$—	$—
2023	—	—	—	1,175	—	1,175
2024	—	—	—	1,300	—	1,300
2025	—	—	—	1,250	—	1,250
2026	—	—	—	1,600	—	1,600
2027-2067	—	—	—	3,750	350	4,100
Secured (c)	7,932	350	500	—	—	8,782
Total principal maturities	$7,932	$350	$500	$9,075	$350	$18,207

Total carrying amount	$7,896	$349	$500	$9,005	$172	$17,922
Debt issuance costs (d)	(34)	(1)	—	(72)	—	(107)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at June 30, 2022.
(c) Securitizations, private secured term funding, and borrowings under the revolving conduit facilities are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. See Note 7 for further information on our long-term debt associated with securitizations, private secured term funding, and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $29 million at June 30, 2022 and are reported in “Other assets.”

Redemption of 8.875% Senior Notes Due 2025

On April 26, 2022, OMFC issued a notice to fully redeem its 8.875% Senior Notes due 2025. On June 1, 2022, OMFC paid a net aggregate amount of $637 million, inclusive of accrued interest and premiums, to complete the redemption. In connection with the redemption, we recognized $26 million of net loss on repurchases and repayments of debt during the second quarter of 2022.

Unsecured Corporate Revolver

On June 15, 2022, OMFC increased the total maximum borrowing capacity of its unsecured corporate revolver to $1.25 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At June 30, 2022, no amounts were drawn under this facility.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities when its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts, private secured term funding, and revolving conduit facilities were as follows:

(dollars in millions)	June 30, 2022	December 31, 2021

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	9,617	8,821
Allowance for finance receivable losses	984	910
Restricted cash and restricted cash equivalents	522	466
Other assets	25	26

Liabilities
Long-term debt	$8,745	$7,999
Other liabilities	15	13

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $68 million and $133 million during the three and six months ended June 30, 2022, respectively, compared to $75 million and $153 million during the three and six months ended June 30, 2021, respectively.

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

PRIVATE SECURED TERM FUNDING

At June 30, 2022, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 14 revolving conduit facilities with a total maximum borrowing capacity of $5.8 billion as of June 30, 2022. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to nine years as of June 30, 2022. Amounts drawn on these facilities are collateralized by our personal loans.

At June 30, 2022, an aggregate amount of $500 million was drawn under these facilities and the remaining borrowing capacity was $5.3 billion.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

	At or for the Six Months Ended June 30,
(dollars in millions)	2022	2021

Balance at beginning of period	$118	$148
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	115	145
Additions for losses and loss adjustment expenses incurred to:
Current year	103	109
Prior years *	(10)	(18)
Total	93	91
Reductions for losses and loss adjustment expenses paid related to:
Current year	(44)	(53)
Prior years	(50)	(67)
Total	(94)	(120)
Net balance at end of period	114	116
Plus reinsurance recoverables	3	3
Balance at end of period	$117	$119
*    At June 30, 2022, $10 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit life, credit disability, and term life claims during the period. At June 30, 2021, $18 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit disability and unemployment claims during the period.

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Balance at beginning of period	125,793,836	134,477,096	127,809,640	134,341,724
Common stock issued	13,995	19,302	266,272	154,674
Common stock repurchased	(2,096,397)	(612,355)	(4,378,949)	(612,355)
Treasury stock issued	15,125	—	29,596	—
Balance at end of period	123,726,559	133,884,043	123,726,559	133,884,043

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2022	2021	2022	2021

Numerator (basic and diluted):
Net income	$209	$350	$510	$763
Denominator:
Weighted average number of shares outstanding (basic)	124,539,551	134,255,916	125,807,633	134,330,229
Effect of dilutive securities *	158,420	388,434	272,866	392,895
Weighted average number of shares outstanding (diluted)	124,697,971	134,644,350	126,080,499	134,723,124
Earnings per share:
Basic	$1.68	$2.61	$4.05	$5.68
Diluted	$1.68	$2.60	$4.04	$5.67
* We have excluded weighted-average unvested restricted stock units totaling 1,389,727 and 11,068 for the three months ended June 30, 2022 and 2021, respectively, and 1,333,338 and 49,506 for the six months ended June 30, 2022 and 2021, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2022
Balance at beginning of period	$(34)	$1	$4	$18	$(11)
Other comprehensive income (loss) before reclassifications	(61)	—	(3)	5	(59)
Balance at end of period	$(95)	$1	$1	$23	$(70)

Three Months Ended June 30, 2021
Balance at beginning of period	$58	$1	$4	$17	$80
Other comprehensive income (loss) before reclassifications	13	—	1	(9)	$5
Balance at end of period	$71	$1	$5	$8	$85

Six Months Ended June 30, 2022
Balance at beginning of period	$49	$1	$3	$8	$61
Other comprehensive income (loss) before reclassifications	(141)	—	(2)	15	(128)
Reclassification adjustments from accumulated other comprehensive income	(3)	—	—	—	(3)
Balance at end of period	$(95)	$1	$1	$23	$(70)

Six Months Ended June 30, 2021
Balance at beginning of period	$91	$1	$2	$—	94
Other comprehensive income (loss) before reclassifications	(19)	—	3	8	(8)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	(1)
Balance at end of period	$71	$1	$5	$8	$85
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and six months ended June 30, 2022 and 2021.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the three and six months ended June 30, 2022 and 2021.

11. Income Taxes

We had a net deferred tax asset of $377 million and $339 million at June 30, 2022 and December 31, 2021, respectively. The increase in our net deferred tax asset of $38 million was primarily related to the change in fair value of investment securities.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the six months ended June 30, 2022 was 24.6%, compared to 24.4% for the same period in 2021. The effective tax rate for the six months ended June 30, 2022 and 2021 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2019. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $8 million at June 30, 2022 and December 31, 2021. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

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

13. Segment Information

At June 30, 2022, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 and Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2022
Interest income	$1,104	$1	$1	$1,106
Interest expense	218	—	1	219
Provision for finance receivable losses	338	—	1	339
Net interest income after provision for finance receivable losses	548	1	(1)	548
Other revenues	125	3	—	128
Other expenses	392	4	—	396
Income before income tax expense	$281	$—	$(1)	$280

Three Months Ended June 30, 2021
Interest income	$1,069	$1	$1	$1,071
Interest expense	230	1	—	231
Provision for finance receivable losses	130	—	2	132
Net interest income after provision for finance receivable losses	709	—	(1)	708
Other revenues	147	4	(1)	150
Other expenses	382	6	7	395
Income (loss) before income tax expense (benefit)	$474	$(2)	$(9)	$463

Six Months Ended June 30, 2022
Interest income	$2,192	$2	$1	$2,195
Interest expense	435	1	2	438
Provision for finance receivable losses	575	—	2	577
Net interest income after provision for finance receivable losses	1,182	1	(3)	1,180
Other revenues	283	7	—	290
Other expenses	788	8	(2)	794
Income before income tax expense	$677	$—	$(1)	$676

Assets	$20,137	$38	$2,020	$22,195

Six Months Ended June 30, 2021
Interest income	$2,125	$3	$2	$2,130
Interest expense	462	2	1	465
Provision for finance receivable losses	127	—	3	130
Net interest income after provision for finance receivable losses	1,536	1	(2)	1,535
Other revenues	244	7	(10)	241
Other expenses	739	12	15	766
Income (loss) before income tax expense (benefit)	$1,041	$(4)	$(27)	$1,010

Assets	$20,301	$48	$2,028	$22,377

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2022
Assets
Cash and cash equivalents	$526	$—	$—	$526	$526
Investment securities	51	1,718	4	1,773	1,773
Net finance receivables, less allowance for finance receivable losses	—	—	19,666	19,666	17,321
Restricted cash and restricted cash equivalents	534	—	—	534	534
Other assets *	—	—	47	47	40

Liabilities
Long-term debt	$—	$16,607	$—	$16,607	$17,922

December 31, 2021
Assets
Cash and cash equivalents	$535	$6	$—	$541	$541
Investment securities	59	1,927	6	1,992	1,992
Net finance receivables, less allowance for finance receivable losses	—	—	20,083	20,083	17,117
Restricted cash and restricted cash equivalents	476	—	—	476	476
Other assets *	—	—	52	52	46

Liabilities
Long-term debt	$—	$18,781	$—	$18,781	$17,750
*Other assets at June 30, 2022 and December 31, 2021 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2022
Assets
Cash equivalents in mutual funds	$34	$—	$—	$34
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	69	—	69
Commercial paper	—	58	—	58
Non-U.S. government and government sponsored entities	—	137	—	137
Corporate debt	4	1,115	3	1,122
RMBS	—	175	—	175
CMBS	—	39	—	39
CDO/ABS	—	87	—	87
Total available-for-sale securities	4	1,693	3	1,700
Other securities
Bonds:
Corporate debt	—	8	—	8
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	25	—	25
Preferred stock	17	—	—	17
Common stock	30	—	1	31
Total other securities	47	25	1	73
Total investment securities	51	1,718	4	1,773
Restricted cash equivalents in mutual funds	525	—	—	525
Total	$610	$1,718	$4	$2,332

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2021
Assets
Cash equivalents in mutual funds	$41	$—	$—	$41
Cash equivalents in securities	—	6	—	6
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	79	—	79
Commercial paper	—	50	—	50
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	5	1,292	5	1,302
RMBS	—	170	—	170
CMBS	—	45	—	45
CDO/ABS	—	90	—	90
Total available-for-sale securities	5	1,897	5	1,907
Other securities
Bonds:
Corporate debt	—	9	—	9
RMBS	—	1	—	1
CDO/ABS	—	20	—	20
Total bonds	—	30	—	30
Preferred stock	22	—	—	22
Common stock	32	—	1	33
Total other securities	54	30	1	85
Total investment securities	59	1,927	6	1,992
Restricted cash equivalents in mutual funds	468	—	—	468
Total	$568	$1,933	$6	$2,507

Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2022 and 2021, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and six months ended June 30, 2022 and 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements are subject to risks, uncertainties, assumptions, and other important factors that may cause actual results, performance, or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events, whether as a result of new information, future developments, or otherwise, except as required by law. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events, or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “foresees,” “goals,” “intends,” “likely,” “objective,” “plans,” “projects,” “target,” “trend,” “remains,” and similar expressions or future or conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would” are intended to identify forward-looking statements, but these words are not the exclusive means of identifying forward-looking statements. Important factors that could cause actual results, performance, or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:

•adverse changes in general economic conditions, including the interest rate environment and the financial markets;
•risks associated with the coronavirus (“COVID-19”) pandemic and the measures taken in response thereto;
•geopolitical risks, including recent geopolitical actions outside the U.S.;
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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At June 30, 2022, we had approximately 2.32 million personal loans totaling $19.4 billion of net finance receivables, of which 52% were secured by titled property, compared to approximately 2.34 million personal loans totaling $19.2 billion of net finance receivables, of which 52% were secured by titled property at December 31, 2021. We also service personal loans for our whole loan sale partners.

•Credit Cards — In the third quarter of 2021, we began offering credit cards through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered through our branch network, direct mail marketing, and direct-to-consumer via our affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At June 30, 2022, we had approximately 79 thousand open credit card customer accounts, totaling $64 million of net finance receivables, compared to approximately 66 thousand open credit card customer accounts, totaling $25 million of net finance receivables at December 31, 2021.

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

OUR SEGMENT

At June 30, 2022, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and insurance products. At June 30, 2022, we managed a combined total of 2.47 million customer accounts and $20.1 billion of managed receivables, compared to 2.45 million customer accounts and $19.6 billion of managed receivables at December 31, 2021.

The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segment.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Stock Repurchase Program

On February 2, 2022, the Board authorized a stock repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. As of June 30, 2022, we had $825 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program.

See “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in Part II of this report for further information on our shares repurchased.

Social Securitization Transaction - OMFIT 2022-S1

As part of our continued commitment to improve the financial well-being of hardworking Americans, on April 27, 2022, OMFC completed its first social securitization under Rule 144A. We issued $600 million principal amount of notes backed by personal loans (“OMFIT 2022-S1”) made to the target population identified in the OneMain 2022 ABS Social Framework. OMFIT 2022-S1 has a revolving period of three years, during which no principal payments are required. Generally, the target population is comprised of borrowers residing in rural communities (by zip code), 75% of whom are lower income borrowers in these communities. Through the OneMain 2022 ABS Social Bond Framework we aim to promote financial inclusion to the target population by providing equitable access to fair and transparent credit. The OneMain 2022 ABS Social Bond Framework, which is available on OneMain’s Investor Relations website, aligns to the Social Bond Principles 2021, as administered by the International Capital Market Association.

Private Secured Term Funding

On April 25, 2022, OMFC entered into a $350 million private secured term funding collateralized by our personal loans. No principal payments are required to be made during the first three years, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

Securitization Transaction Completed - ODART 2022-1

For information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Redemption of 8.875% Senior Notes Due 2025

On June 1, 2022, OMFC paid a net aggregate amount of $637 million, inclusive of accrued interest and premiums, to complete the redemption of its 8.875% Senior Notes due 2025.

Unsecured Corporate Revolver

On June 15, 2022, OMFC increased the total maximum borrowing capacity of its unsecured corporate revolver to $1.25 billion. At June 30, 2022, no amounts were drawn under this facility.

For further information regarding the redemption of our unsecured debt and our corporate revolver, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

Election and Resignation of Members of the OMH Board of Directors

On January 27, 2022, Toos N. Daruvala was elected to the OMH Board of Directors, effective February 14, 2022.

On February 24, 2022, Peter B. Sinensky resigned from the OMH Board of Directors.

Management’s Response to the COVID-19 Pandemic

In early 2020, COVID-19 evolved into a global pandemic, resulting in widespread volatility and deterioration in economic conditions across the states and regions that we serve. Governmental authorities continue to take steps to combat the spread of COVID-19, including the ongoing distribution of vaccines. Throughout the pandemic, we have maintained our focus on assisting and supporting our customers, while remaining committed to the safety of our employees. We continue to serve our customers by keeping our branch locations open with appropriate protective protocols in place and through our digital platform. This hybrid capability has sustained our operating performance through the pandemic and enabled us to serve and support our customers effectively.

OUTLOOK

We are actively monitoring the current macroeconomic developments, including recent geopolitical actions outside of the U.S., and remain prepared for any additional opportunities or challenges that may impact our business and industry. Our financial condition and results of operations could be affected by the macroeconomic environment including inflationary pressures, unemployment rates, and other macroeconomic conditions. There remains uncertainty regarding the effects of additional variants of COVID-19, recent geopolitical events, and their impacts on economic markets. We will continue to incorporate updates, as necessary, to our macroeconomic assumptions which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Our cumulative investments in our digital capabilities, combined with our proprietary data and advanced analytics, have allowed us to serve our customers through the branch, over the phone, and remotely throughout the pandemic and into the future.

Our experienced management team continues to remain focused on maintaining a solid balance sheet with a strong liquidity runway and capital coverage, upholding a conservative and disciplined underwriting model, and building strong relationships with our customers to ensure that we are serving them well. We believe we are well positioned to serve our customers, invest in our business, and drive long-term growth to create value for our stockholders as we navigate the evolving economic, social, political, and regulatory environment.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021

Interest income	$1,106	$1,071	$2,195	$2,130
Interest expense	219	231	438	465
Provision for finance receivable losses	339	132	577	130
Net interest income after provision for finance receivable losses	548	708	1,180	1,535
Other revenues	128	150	290	241
Other expenses	396	395	794	766
Income before income taxes	280	463	676	1,010
Income taxes	71	113	166	247
Net income	$209	$350	$510	$763

Share Data:
Earnings per share:
Diluted	$1.68	$2.60	$4.04	$5.67

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$19,448	$18,163	$19,448	$18,163
Average net receivables	$19,160	$17,717	$19,122	$17,770
Yield	23.13%	24.21%	23.12%	24.14%
Gross charge-off ratio	7.35%	5.70%	7.17%	5.75%
Recovery ratio	(1.41)%	(1.29)%	(1.41)%	(1.22)%
Net charge-off ratio	5.95%	4.40%	5.76%	4.54%
Personal loans:
Net finance receivables	$19,384	$18,163	$19,384	$18,163
Origination volume	$3,897	$3,835	$6,856	$6,119
Number of accounts	2,320,582	2,270,043	2,320,582	2,270,043
Number of accounts originated	395,902	389,220	682,293	614,322
30-89 Delinquency ratio	2.73%	1.76%	2.73%	1.76%
Credit cards (b):
Net finance receivables	$64	$—	$64	$—
Purchase volume	$34	$—	$79	$—
Number of open accounts	78,979	—	78,979	—
30-89 Delinquency ratio	6.07%	—%	6.07%	—%
Debt balances:
Long-term debt balance	$17,922	$17,605	$17,922	$17,605
Average daily debt balance	$17,693	$16,860	$17,623	$16,947
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    There were no credit cards for the three and six months ended June 30, 2021 as the product offering began in the third quarter of 2021.

Comparison of Consolidated Results for the Three and Six Months Ended June 30, 2022 and 2021

Interest income increased $35 million or 3% and $65 million or 3% for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest expense decreased $12 million or 5% and $27 million or 6% for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding, and our revolving conduit facilities.

Provision for finance receivable losses increased $207 million and $447 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily driven by the current period increase in the allowance for finance receivable losses due to the growth in the portfolio and higher net charge-offs along with a release in our allowance reserve in the prior year period as the result of an improved credit environment and historically low net charge-offs.

Other revenues decreased $22 million or 14% for the three months ended June 30, 2022 when compared to the same period in 2021 primarily due to a net loss on the repurchase and repayment of debt in the current period and a decrease in investment revenue due to declining equity markets, offset by an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period.

Other revenues increased $49 million or 20% for the six months ended June 30, 2022 when compared to the same period in 2021 primarily due to an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period and lower net losses on the repurchase and repayment of debt in the current period compared to the prior year period, partially offset by a decrease in investment revenue due to declining equity markets.

Other expenses remained relatively consistent for the three months ended June 30, 2022 when compared to the same period in 2021 primarily due to an increase in salaries and benefits driven by an increase in headcount as we continue to invest in our business, offset by a decrease in insurance policy and benefits claims expense due to favorable development of credit life, credit disability, and term life claims.

Other expenses increased $28 million or 4% for the six months ended June 30, 2022 when compared to the same period in 2021 due to an increase in salaries and benefits driven by an increase in headcount as we continue to invest in our business.

Income taxes totaled $71 million and $166 million for the three and six months ended June 30, 2022, respectively compared to $113 million and $247 million for the three and six months ended June 30, 2021, respectively, due to higher pre-tax income in the prior year period.

For the three and six months ended June 30, 2022 the effective tax rates were 25.3% and 24.6%, respectively, compared to 24.4% for the three and six months ended June 30, 2021. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$281	$474	$677	$1,041
Adjustments:
Net loss on repurchases and repayments of debt	28	1	28	39
Cash-settled stock-based awards	1	—	2	—
Direct costs associated with COVID-19	1	2	2	4
Adjusted pretax income (non-GAAP)	311	477	709	1,084

Provision for finance receivable losses	338	130	575	127
Net charge-offs	(283)	(194)	(545)	(399)
Pretax capital generation (non-GAAP)	$366	$413	$739	$812

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

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021

Interest income	$1,104	$1,069	$2,192	$2,125
Interest expense	218	230	435	462
Provision for finance receivable losses	338	130	575	127
Net interest income after provision for finance receivable losses	548	709	1,182	1,536
Other revenues	153	148	311	283
Other expenses	390	380	784	735
Adjusted pretax income (non-GAAP)	$311	$477	$709	$1,084

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$19,449	$18,168	$19,449	$18,168
Average net receivables	$19,162	$17,722	$19,124	$17,776
Yield	23.12%	24.18%	23.11%	24.11%
Gross charge-off ratio	7.35%	5.70%	7.17%	5.75%
Recovery ratio	(1.41)%	(1.29)%	(1.41)%	(1.22)%
Net charge-off ratio	5.95%	4.41%	5.76%	4.54%
Personal loans:
Net finance receivables	$19,385	$18,168	$19,385	$18,168
Origination volume	$3,897	$3,835	$6,856	$6,119
Number of accounts	2,320,582	2,270,043	2,320,582	2,270,043
Number of accounts originated	395,902	389,220	682,293	614,322
30-89 Delinquency ratio	2.73%	1.76%	2.73%	1.76%
Credit cards (b):
Net finance receivables	$64	$—	$64	$—
Purchase volume	$34	$—	$79	$—
Number of open accounts	78,979	—	78,979	—
30-89 Delinquency ratio	6.07%	—%	6.07%	—%
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    There were no credit cards for the three and six months ended June 30, 2021 as the product offering began in the third quarter of 2021.

Comparison of Adjusted Pretax Income for the Three and Six Months Ended June 30, 2022 and 2021

Interest income increased $35 million or 3% and $67 million or 3% for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest expense decreased $12 million or 5% and $27 million or 6% for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding, and our revolving conduit facilities.

Provision for finance receivable losses increased $208 million and $448 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021 primarily driven by the current period increase in the allowance for finance receivable losses due to the growth in the portfolio and higher net charge-offs along with a release in our allowance reserve in the prior year period as the result of an improved credit environment and historically low net charge-offs.

Other revenues increased $5 million or 4% and $28 million or 10% for the three and six months ended June 30, 2022, respectively when compared to the same periods in 2021 primarily due to an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period, partially offset by a decrease in investment revenue due to declining equity markets.

Other expenses increased $10 million or 3% for the three months ended June 30, 2022 when compared to the same period in 2021 primarily due to an increase in salaries and benefits driven by an increase in headcount as we continue to invest in our business, offset by a decrease in insurance policy and benefits claims expense due to favorable development of credit life, credit disability, and term life claims.

Other expenses increased $49 million or 7% for the six months ended June 30, 2022 when compared to the same period in 2021 primarily due to an increase in salaries and benefits driven by an increase in headcount and an increase in general operating expenses due to our strategic investments in the business.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $19.4 billion at June 30, 2022 and $19.2 billion at December 31, 2021. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. During the third quarter of 2021, we began offering credit cards. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Personal Loans	Credit Cards
June 30, 2022
Current	$18,440	$56
30-59 days past due	323	2
60-89 days past due	206	2
90+ days past due	416	4
Total net finance receivables	$19,385	$64

Delinquency ratio
30-89 days past due	2.73%	6.07%
30+ days past due	4.88%	12.32%
60+ days past due	3.21%	8.87%
90+ days past due	2.15%	6.25%

December 31, 2021
Current	$18,340	$25
30-59 days past due	282	—
60-89 days past due	185	—
90+ days past due	383	—
Total net finance receivables	$19,190	$25

Delinquency ratio
30-89 days past due	2.43%	0.08%
30+ days past due	4.43%	0.08%
60+ days past due	2.96%	—%
90+ days past due	2.00%	—%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the overall unemployment rate. We also considered inflationary pressures, supply chain concerns, geopolitical risks, along with persistent labor supply shortages. Our forecast leveraged economic projections from industry leading forecast providers. At June 30, 2022, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Three Months Ended June 30, 2022
Balance at beginning of period	$2,067	$10	$(6)	$2,071
Provision for finance receivable losses	336	2	1	339
Charge-offs	(351)	—	—	(351)
Recoveries	68	—	—	68
Balance at end of period	$2,120	$12	$(5)	$2,127

Three Months Ended June 30, 2021 (a)
Balance at beginning of period	$2,075	$—	$(13)	$2,062
Provision for finance receivable losses	130	—	2	132
Charge-offs	(252)	—	—	(252)
Recoveries	58	—	—	58
Balance at end of period	$2,011	$—	$(11)	$2,000

Six Months Ended June 30, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	568	7	2	577
Charge-offs	(680)	—	—	(680)
Recoveries	135	—	—	135
Balance at end of period	$2,120	$12	$(5)	$2,127

Allowance ratio	10.94%	19.13%	(b)	10.94%

Six Months Ended June 30, 2021 (a)
Balance at beginning of period	$2,283	$—	$(14)	$2,269
Provision for finance receivable losses	127	—	3	$130
Charge-offs	(507)	—	—	$(507)
Recoveries	108	—	—	$108
Balance at end of period	$2,011	$—	$(11)	$2,000

Allowance ratio	11.07%	—%	(b)	11.01%
(a) There were no credit cards for the three and six months ended June 30, 2021 as the product offering began in the third quarter of 2021.
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

Information regarding TDR net finance receivables for personal loans are as follows:

(dollars in millions)	Personal Loans	Segment to GAAP Adjustment	GAAP Basis

June 30, 2022
TDR net finance receivables	$690	$(15)	$675
Allowance for TDR finance receivable losses	278	(6)	272

December 31, 2021
TDR net finance receivables	$671	$(21)	$650
Allowance for TDR finance receivable losses	279	(9)	270

There were no credit cards classified as TDR finance receivables at June 30, 2022 or December 31, 2021.

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

The following table reflects our net finance receivables grouped into the borrower categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	Personal Loans	Credit Cards	Total

June 30, 2022
FICO scores
660 or higher	$4,687	$9	$4,696
620-659	5,353	22	5,375
619 or below	9,344	33	9,377
Total	$19,384	$64	$19,448

December 31, 2021
FICO scores *
660 or higher	$4,897	$14	$4,911
620-659	5,321	7	5,328
619 or below	8,969	4	8,973
Total	$19,187	$25	$19,212
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

During the six months ended June 30, 2022, OMH generated net income of $510 million. OMH’s net cash inflow from operating and investing activities totaled $376 million for the six months ended June 30, 2022. At June 30, 2022, our scheduled interest payments for the remainder of 2022 totaled $271 million, and there are no scheduled principal payments for the remainder of 2022 on our existing debt (excluding securitizations). As of June 30, 2022, we had $9.6 billion of unencumbered loans.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 24 months.

OMFC’s Unsecured Corporate Revolver

At June 30, 2022, the borrowing capacity of our corporate revolver was $1.25 billion, and no amounts were drawn.

OMFC’s Redemption of Unsecured Debt

For information regarding the redemption of OMFC’s unsecured debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2022, we completed two personal loan securitizations (OMFIT 2022-S1 and ODART 2022-1, see “Securitized Borrowings” below) and redeemed one personal loan securitization (ODART 2018-1). At June 30, 2022, an aggregate of $500 million was drawn under our conduit facilities, and the remaining borrowing capacity was $5.3 billion. At June 30, 2022, we had $9.5 billion of gross finance receivables pledged as collateral for our securitizations, conduit facilities, and private secured term funding.

Subsequent to quarter-end, we entered a loan and security agreement with OneMain Financial Funding X, LLC and a third-party lender on July 8, 2022. Under the agreement, we may borrow up to a maximum principal balance of $400 million.

Private Secured Term Funding

On April 25, 2022, OMFC entered into a $350 million private secured term funding collateralized by our personal loans. No principal payments are required to be made during the first three years, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding, and revolving conduit facilities.

Credit Ratings

Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings, and the probability of systemic support. Significant changes in these factors could result in different ratings.

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of June 30, 2022	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the six months ended June 30, 2022, OMH repurchased 4,378,949 shares of its common stock through its stock repurchase program for an aggregate total of $204 million, including commissions and fees. As of June 30, 2022, OMH held a total of 11,062,276 shares of treasury stock. To provide funding for the OMH stock repurchase, the OMFC Board of Directors authorized dividend payments in the amount of $180 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of June 30, 2022, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 2, 2022	February 14, 2022	February 18, 2022	$0.95	$121
April 28, 2022	May 9, 2022	May 13, 2022	0.95	118
Total			$1.90	$239

To provide funding for the dividend, OMFC paid dividends of $239 million to OMH during the six months ended June 30, 2022.

On July 27, 2022, OMH declared a dividend of $0.95 per share payable on August 12, 2022 to record holders of OMH's common stock as of the close of business on August 8, 2022. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $119 million payable on or after August 9, 2022.

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

Whole Loan Sale Transactions

As of June 30, 2022, we have whole loan sale flow agreements with third parties, with remaining terms of less than two years, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. During the three and six months ended June 30, 2022 we sold $180 million and $360 million of gross finance receivables, respectively, compared to $120 million and $165 million during the same periods in 2021. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $1.2 billion for the six months ended June 30, 2022 reflected net income of $510 million, the impact of non-cash items, and an unfavorable change in working capital of $52 million. Net cash provided by operations of $1.1 billion for the six months ended June 30, 2021 reflected net income of $763 million, the impact of non-cash items, and an unfavorable change in working capital of $6 million.

OMH's Investing Activities

Net cash used for investing activities of $802 million for the six months ended June 30, 2022 was primarily due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $630 million for the six months ended June 30, 2021 was primarily due to net principal originations of finance receivables and purchases of available-for-sale and other securities, partially offset by calls, sales and maturities of available-for-sale and other securities and proceeds from sales of finance receivables.

OMH's Financing Activities

Net cash used for financing activities of $333 million for the six months ended June 30, 2022 was primarily due to debt repayments, cash dividends paid, and the cash paid to repurchase common stock during the period, partially offset by the issuances of OMFIT 2022-S1, ODART 2022-1, and the private secured term funding. Net cash used for financing activities of $929 million for the six months ended June 30, 2021 was primarily due to debt repayments, cash dividends paid, and the cash paid on the common stock repurchased in the period, partially offset by the issuances of OMFIT 2021-1 securitization and the Social Bond.

OMH's Cash and Investments

At June 30, 2022, we had $526 million of cash and cash equivalents, which included $151 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2022, we had $1.8 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. Triton paid an ordinary dividend to OneMain Financial Holdings, LLC of $50 million during the six months ended June 30, 2022. AHL did not pay any dividends during the six months ended June 30, 2022. Triton and AHL did not pay dividends during the six months ended June 30, 2021. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2021.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of June 30, 2022, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2015-3	$293	$329	$42	$68	6.63%	5 years
OMFIT 2016-3	350	397	70	156	6.08%	5 years
OMFIT 2018-1	632	650	174	218	4.34%	3 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-1	632	654	159	206	4.59%	2 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	737	820	4.15%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	1.74%	5 years
OMFIT 2022-S1 (c)	600	652	600	652	4.31%	3 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1	1,000	1,053	1,000	1,053	0.98%	2 years
ODART 2022-1 (d)	600	632	600	632	4.56%	2 years
Total securitizations	$9,572	$10,252	$7,932	$8,799
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of June 30, 2022.
(c)     On April 27, 2022, we issued $600 million of notes backed by personal loans. The notes mature in 2035.
(d) On June 15, 2022, we issued $600 million of notes backed by direct auto loans. The notes mature in 2030.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 14 revolving conduit facilities with a total borrowing capacity of $5.8 billion as of June 30, 2022:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Funding IX, LLC	600	—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	—
Chicago River Funding, LLC	375	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	400	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	—
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
River Thames Funding, LLC	400	250
St. Lawrence River Funding, LLC	250	250
Total	$5,775	$500

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the revolving conduit facility entered into subsequent to June 30, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2022 or December 31, 2021.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2022.

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

As of June 30, 2022, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of June 30, 2022 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of June 30, 2022, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of June 30, 2022 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended June 30, 2022, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30	866,034	$47.15	866,034	$877,491,155
May 1 - May 31	871,367	43.72	871,367	839,396,960
June 1 - June 30	358,996	41.22	358,996	824,597,401
Total	2,096,397	$44.71	2,096,397
(a)    On February 2, 2022, the Board authorized a $1 billion stock repurchase program, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. The timing, number and share price of any additional shares repurchased will be determined by OMH based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. OMH is not obligated to purchase any shares under the program, and may be modified, suspended or discontinued at any time.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	July 29, 2022	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	July 29, 2022	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)