Form 10-Q
period 2022-09-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2022-10-28
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2022

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At October 19, 2022, there were 122,211,896 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At October 19, 2022, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2021, filed with the SEC on February 11, 2022
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
Corporate AMT	Corporate Alternative Minimum Tax, as implemented by the Inflation Reduction Act
COVID-19	the global outbreak of a novel strain of coronavirus, including variants thereof
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	a credit score created by Fair Isaac Corporation
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables
the unpaid principal balance of our personal loans. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
IRA	Inflation Reduction Act, signed into law on August 16, 2022
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Managed receivables	consist of our C&I net finance receivables and finance receivables serviced for our whole loan sale partners
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NORA	Notice and Opportunity to Respond and Advise
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation

Term or Abbreviation	Definition

OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of credit card accounts that are not charged-off or closed accounts with a zero balance as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses

Private Secured Term Funding	$350 million aggregate principal amount of debt collateralized by our personal loans issued on April 25, 2022
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; and Thirteenth Supplemental Indenture, dated as of August 11, 2021
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered loans	unencumbered gross finance receivables excluding credit cards
Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.25 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2022	December 31, 2021

Assets
Cash and cash equivalents	$536	$541
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.7 billion and $1.9 billion in 2022, respectively, and $1.9 billion and $1.8 billion in 2021, respectively)	1,747	1,992
Net finance receivables (includes loans of consolidated VIEs of $10.1 billion in 2022 and $8.8 billion in 2021)	19,752	19,212
Unearned insurance premium and claim reserves	(747)	(761)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.1 billion in 2022 and $910 million in 2021)	(2,255)	(2,095)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,750	16,356
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $472 million in 2022 and $466 million in 2021)	483	476
Goodwill	1,437	1,437
Other intangible assets	272	274
Other assets	1,116	1,003
Total assets	$22,341	$22,079

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $9.2 billion in 2022 and $8.0 billion in 2021)	$18,202	$17,750
Insurance claims and policyholder liabilities	600	621
Deferred and accrued taxes	5	1
Other liabilities (includes other liabilities of consolidated VIEs of $18 million in 2022 and $13 million in 2021)	522	614
Total liabilities	19,329	18,986
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 122,618,748 and 127,809,640 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,685	1,672
Accumulated other comprehensive income (loss)	(125)	61
Retained earnings	2,063	1,727
Treasury stock, at cost; 12,214,566 and 6,712,923 shares at September 30, 2022 and December 31, 2021, respectively	(612)	(368)
Total shareholders’ equity	3,012	3,093
Total liabilities and shareholders’ equity	$22,341	$22,079

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021

Interest income	$1,118	$1,113	$3,313	$3,244

Interest expense	223	237	661	703

Net interest income	895	876	2,652	2,541

Provision for finance receivable losses	421	226	998	356

Net interest income after provision for finance receivable losses	474	650	1,654	2,185

Other revenues:
Insurance	111	109	334	323
Investment	16	14	40	47
Gain on sales of finance receivables	17	15	50	30
Net gain (loss) on repurchases and repayments of debt	2	(1)	(26)	(49)
Other	24	18	62	45
Total other revenues	170	155	460	396

Other expenses:
Salaries and benefits	212	229	621	613
Other operating expenses	151	155	451	457
Insurance policy benefits and claims	31	45	116	125
Total other expenses	394	429	1,188	1,195

Income before income taxes	250	376	926	1,386

Income taxes	62	88	228	335

Net income	$188	$288	$698	$1,051

Share Data:
Weighted average number of shares outstanding:
Basic	123,352,522	132,487,234	124,989,263	133,709,146
Diluted	123,568,620	132,924,333	125,243,206	134,096,382
Earnings per share:
Basic	$1.52	$2.17	$5.58	$7.86
Diluted	$1.52	$2.17	$5.57	$7.84

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Net income	$188	$288	$698	$1,051

Other comprehensive income (loss):
Net change in unrealized losses on non-credit impaired available-for-sale securities	(65)	(9)	(248)	(34)
Foreign currency translation adjustments	(10)	(2)	(13)	1
Other	4	1	24	12
Income tax effect:
Net change in unrealized gains on non-credit impaired available-for-sale securities	15	2	57	8
Foreign currency translation adjustments	2	—	3	—
Other	(1)	—	(6)	(3)
Other comprehensive loss, net of tax, before reclassification adjustments	(55)	(8)	(183)	(16)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	(3)	(1)
Reclassification adjustments included in net income, net of tax	—	—	(3)	(1)
Other comprehensive loss, net of tax	(55)	(8)	(186)	(17)

Comprehensive income	$133	$280	$512	$1,034

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended September 30, 2022
Balance, July 1, 2022	$1	$1,679	$(70)	$1,994	$(571)	$3,033
Common stock repurchased	—	—	—	—	(42)	(42)
Treasury stock issued	—	—	—	(1)	1	—
Share-based compensation expense, net of forfeitures	—	8	—	—	—	8
Withholding tax on share-based compensation	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	(55)	—	—	(55)
Cash dividends *	—	—	—	(118)	—	(118)
Net income	—	—	—	188	—	188
Balance, September 30, 2022	$1	$1,685	$(125)	$2,063	$(612)	$3,012

Three Months Ended September 30, 2021
Balance, July 1, 2021	$1	$1,661	$85	$1,825	$(35)	$3,537
Common stock repurchased	—	—	—	—	(141)	(141)
Share-based compensation expense, net of forfeitures	—	4	—	—	—	4
Other comprehensive loss	—	—	(8)	—	—	(8)
Cash dividends *	—	—	—	(559)	—	(559)
Net income	—	—	—	288	—	288
Balance, September 30, 2021	$1	$1,665	$77	$1,554	$(176)	$3,121

* Cash dividends declared were $0.95 per share and $4.20 per share during the three months ended September 30, 2022 and 2021, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Nine Months Ended September 30, 2022
Balance, January 1, 2022	$1	$1,672	$61	$1,727	$(368)	$3,093
Common stock repurchased	—	—	—	—	(247)	(247)
Treasury stock issued	—	—	—	(1)	3	2
Share-based compensation expense, net of forfeitures	—	27	—	—	—	27
Withholding tax on share-based compensation	—	(14)	—	—	—	(14)
Other comprehensive loss	—	—	(186)	—	—	(186)
Cash dividends *	—	—	—	(361)	—	(361)
Net income	—	—	—	698	—	698
Balance, September 30, 2022	$1	$1,685	$(125)	$2,063	$(612)	$3,012

Nine Months Ended September 30, 2021
Balance, January 1, 2021	$1	$1,655	$94	$1,691	$—	$3,441
Common stock repurchased	—	—	—	—	(176)	(176)
Share-based compensation expense, net of forfeitures	—	16	—	—	—	16
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive loss	—	—	(17)	—	—	(17)
Cash dividends *	—	—	—	(1,188)	—	(1,188)
Net income	—	—	—	1,051	—	1,051
Balance, September 30, 2021	$1	$1,665	$77	$1,554	$(176)	$3,121

* Cash dividends declared were $2.85 per share and $8.85 per share during the nine months ended September 30, 2022 and 2021, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2022	2021

Cash flows from operating activities
Net income	$698	$1,051
Reconciling adjustments:
Provision for finance receivable losses	998	356
Depreciation and amortization	188	197
Deferred income tax charge (benefit)	(44)	57
Net loss on repurchases and repayments of debt	26	49
Share-based compensation expense, net of forfeitures	27	16
Gain on sales of finance receivables	(50)	(30)
Other	4	(4)
Cash flows due to changes in other assets and other liabilities	(124)	(53)
Net cash provided by operating activities	1,723	1,639

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,010)	(1,738)
Proceeds from sales of finance receivables	599	361
Available-for-sale securities purchased	(406)	(347)
Available-for-sale securities called, sold, and matured	370	294
Other securities purchased	(5)	(706)
Other securities called, sold, and matured	11	691
Other, net	(56)	(54)
Net cash used for investing activities	(1,497)	(1,499)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	4,479	2,168
Repayments and repurchases of long-term debt	(4,080)	(2,384)
Cash dividends	(364)	(1,185)
Common stock repurchased	(247)	(176)
Treasury stock issued	2	—
Withholding tax on share-based compensation	(14)	(6)
Net cash used for financing activities	(224)	(1,583)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	2	(1,443)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,017	2,723
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,019	$1,280

Supplemental cash flow information
Cash and cash equivalents	$536	$821
Restricted cash and restricted cash equivalents	483	459
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,019	$1,280

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2022	December 31, 2021

Assets
Cash and cash equivalents	$512	$510
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.7 billion and $1.9 billion in 2022, respectively, and $1.9 billion and $1.8 billion in 2021, respectively)	1,747	1,992
Net finance receivables (includes loans of consolidated VIEs of $10.1 billion in 2022 and $8.8 billion in 2021)	19,752	19,212
Unearned insurance premium and claim reserves	(747)	(761)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.1 billion in 2022 and $910 million in 2021)	(2,255)	(2,095)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,750	16,356
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $472 million in 2022 and $466 million in 2021)	483	476
Goodwill	1,437	1,437
Other intangible assets	272	274
Other assets	1,113	1,001
Total assets	$22,314	$22,046

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $9.2 billion in 2022 and $8.0 billion in 2021)	$18,202	$17,750
Insurance claims and policyholder liabilities	600	621
Deferred and accrued taxes	5	1
Other liabilities (includes other liabilities of consolidated VIEs of $18 million in 2022 and $13 million in 2021)	522	614
Total liabilities	19,329	18,986
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at September 30, 2022 and December 31, 2021	5	5
Additional paid-in capital	1,929	1,916
Accumulated other comprehensive income (loss)	(125)	61
Retained earnings	1,176	1,078
Total shareholder’s equity	2,985	3,060
Total liabilities and shareholder’s equity	$22,314	$22,046

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Interest income	$1,118	$1,113	$3,313	$3,244

Interest expense	223	237	661	703

Net interest income	895	876	2,652	2,541

Provision for finance receivable losses	421	226	998	356

Net interest income after provision for finance receivable losses	474	650	1,654	2,185

Other revenues:
Insurance	111	109	334	323
Investment	16	14	40	47
Gain on sales of finance receivables	17	15	50	30
Net gain (loss) on repurchases and repayments of debt	2	(1)	(26)	(49)
Other	24	18	62	45
Total other revenues	170	155	460	396

Other expenses:
Salaries and benefits	212	229	621	613
Other operating expenses	151	155	451	457
Insurance policy benefits and claims	31	45	116	125
Total other expenses	394	429	1,188	1,195

Income before income taxes	250	376	926	1,386

Income taxes	62	88	228	335

Net income	$188	$288	$698	$1,051

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Net income	$188	$288	$698	$1,051

Other comprehensive income (loss):
Net change in unrealized losses on non-credit impaired available-for-sale securities	(65)	(9)	(248)	(34)
Foreign currency translation adjustments	(10)	(2)	(13)	1
Other	4	1	24	12
Income tax effect:
Net change in unrealized gains on non-credit impaired available-for-sale securities	15	2	57	8
Foreign currency translation adjustments	2	—	3	—
Other	(1)	—	(6)	(3)
Other comprehensive loss, net of tax, before reclassification adjustments	(55)	(8)	(183)	(16)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	(3)	(1)
Reclassification adjustments included in net income, net of tax	—	—	(3)	(1)
Other comprehensive loss, net of tax	(55)	(8)	(186)	(17)

Comprehensive income	$133	$280	$512	$1,034

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended September 30, 2022
Balance, July 1, 2022	$5	$1,923	$(70)	$1,165	$3,023
Share-based compensation expense, net of forfeitures	—	8	—	—	8
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive loss	—	—	(55)	—	(55)
Cash dividends	—	—	—	(177)	(177)
Net income	—	—	—	188	188
Balance, September 30, 2022	$5	$1,929	$(125)	$1,176	$2,985

Three Months Ended September 30, 2021
Balance, July 1, 2021	$5	$1,905	$85	$1,535	$3,530
Share-based compensation expense, net of forfeitures	—	4	—	—	4
Other comprehensive loss	—	—	(8)	—	(8)
Cash dividends	—	—	—	(718)	(718)
Net income	—	—	—	288	288
Balance, September 30, 2021	$5	$1,909	$77	$1,105	$3,096

Nine Months Ended September 30, 2022
Balance, January 1, 2022	$5	$1,916	$61	$1,078	$3,060
Share-based compensation expense, net of forfeitures	—	27	—	—	27
Withholding tax on share-based compensation	—	(14)	—	—	(14)
Other comprehensive loss	—	—	(186)	—	(186)
Cash dividends	—	—	—	(600)	(600)
Net income	—	—	—	698	698
Balance, September 30, 2022	$5	$1,929	$(125)	$1,176	$2,985

Nine Months Ended September 30, 2021
Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Share-based compensation expense, net of forfeitures	—	16	—	—	16
Withholding tax on shared-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(17)	—	(17)
Cash dividends	—	—	—	(1,388)	(1,388)
Net income	—	—	—	1,051	1,051
Balance, September 30, 2021	$5	$1,909	$77	$1,105	$3,096

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2022	2021

Cash flows from operating activities
Net income	$698	$1,051
Reconciling adjustments:
Provision for finance receivable losses	998	356
Depreciation and amortization	188	197
Deferred income tax charge (benefit)	(44)	57
Net loss on repurchases and repayments of debt	26	49
Share-based compensation expense, net of forfeitures	27	16
Gain on sales of finance receivables	(50)	(30)
Other	4	(4)
Cash flows due to changes in other assets and other liabilities	(124)	(50)
Net cash provided by operating activities	1,723	1,642

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,010)	(1,738)
Proceeds from sales of finance receivables	599	361
Available-for-sale securities purchased	(406)	(347)
Available-for-sale securities called, sold, and matured	370	294
Other securities purchased	(5)	(706)
Other securities called, sold, and matured	11	691
Other, net	(56)	(53)
Net cash used for investing activities	(1,497)	(1,498)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	4,479	2,168
Repayments and repurchases of long-term debt	(4,080)	(2,384)
Cash dividends	(602)	(1,388)
Withholding tax on share-based compensation	(14)	(6)
Net cash used for financing activities	(217)	(1,610)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	9	(1,466)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	986	2,723
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$995	$1,257

Supplemental cash flow information
Cash and cash equivalents	$512	$798
Restricted cash and restricted cash equivalents	483	459
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$995	$1,257

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2022

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

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. Upon adoption, our assumptions used to measure the liability for future policy benefits will be updated at least annually. The guidance requires the discount rate used to measure the liability to be an upper-medium grade fixed-income instrument yield and updated at each reporting date with changes in the liability due to the discount rate recognized in other comprehensive income. The amendments in this ASU become effective for the Company beginning January 1, 2023 and we have selected the modified retrospective transition method, which requires a transition date of January 1, 2021.

The Company’s cross-functional implementation team continues to make progress in line with the established project plan to ensure we comply with all the amendments in this ASU at the time of adoption. The Company’s long-duration contracts include whole life, term life, accidental death and dismemberment, and disability income protection. We are utilizing an actuarial software solution to meet the new accounting and disclosure requirements and continue to refine the development of the actuarial model and assumptions. After the model has been subject to a parallel testing phase in 2022, the Company will provide further disclosure regarding the estimated impact of the adoption of the ASU on our consolidated financial statements. At the transition date, we expect this ASU will result in an increase to insurance claims and policyholder liabilities that will primarily be driven by the remeasured discount rate, resulting in a reduction to accumulated other comprehensive income, net of tax. We expect this impact would reverse over the transition period as interest rates continue to rise. We expect the impact to retained earnings to be immaterial.

Financial Instruments

In March of 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting for troubled debt restructurings by creditors while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendment also requires disclosure of gross charge-offs by year of origination for finance receivables. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt this ASU using the modified retrospective method effective January 1, 2023. We are currently evaluating whether adoption of this ASU will have a material impact on our consolidated financial statements.

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

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

September 30, 2022
Gross finance receivables (a)	$19,428	$79	$19,507
Unearned fees	(223)	—	(223)
Accrued finance charges and fees	280	—	280
Deferred origination costs	188	—	188
Total	$19,673	$79	$19,752

December 31, 2021
Gross finance receivables (a)	$18,944	$24	$18,968
Unearned fees	(225)	(1)	(226)
Accrued finance charges and fees	289	—	289
Deferred origination costs	179	2	181
Total	$19,187	$25	$19,212
(a) Personal loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees.

WHOLE LOAN SALE TRANSACTIONS

As of September 30, 2022, we have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in other revenue. We sold $180 million and $540 million of gross finance receivables during the three and nine months ended September 30, 2022, respectively, and $160 million and $325 million of gross finance receivables during the three and nine months ended September 30, 2021, respectively. The gain on the sales were $17 million and $50 million during the three and nine months ended September 30, 2022, respectively, and $15 million and $30 million during the three and nine months ended September 30, 2021, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and collection of these accounts is managed by our centralized operations. We consider our personal loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $34 million and $88 million during the three and nine months ended September 30, 2022, respectively, and $18 million and $52 million during the three and nine months ended September 30, 2021, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $4 million and $12 million during the three and nine months ended September 30, 2022, respectively, and $2 million and $10 million during the three and nine months ended September 30, 2021, respectively. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed for the three and nine months ended September 30, 2022 and 2021 were immaterial.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2022	2021	2020	2019	2018	Prior	Total

September 30, 2022
Performing
Current	$8,627	$6,034	$2,151	$1,365	$336	$133	$18,646
30-59 days past due	88	143	47	32	10	6	326
60-89 days past due	54	108	34	21	6	4	227
Total performing	8,769	6,285	2,232	1,418	352	143	19,199
Nonperforming (Nonaccrual)
90+ days past due	63	258	84	48	14	7	474
Total	$8,832	$6,543	$2,316	$1,466	$366	$150	$19,673

(dollars in millions)	2021	2020	2019	2018	2017	Prior	Total

December 31, 2021
Performing
Current	$10,645	$3,935	$2,641	$814	$193	$109	$18,337
30-59 days past due	125	74	53	19	6	5	282
60-89 days past due	81	53	33	11	4	3	185
Total performing	10,851	4,062	2,727	844	203	117	18,804
Nonperforming (Nonaccrual)
90+ days past due	125	130	85	28	9	6	383
Total	$10,976	$4,192	$2,812	$872	$212	$123	$19,187

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	September 30, 2022	December 31, 2021
Current	$69	$25
30-59 days past due	3	—
60-89 days past due	2	—
90+ days past due	5	—
Total	$79	$25

There were no credit cards that were converted to term loans at September 30, 2022 or December 31, 2021.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)	September 30, 2022	December 31, 2021

TDR gross finance receivables	$797	$646
TDR net finance receivables *	802	650
Allowance for TDR finance receivable losses	307	270
*    TDR net finance receivables are TDR gross finance receivables net of unearned fees, accrued finance charges, and deferred origination costs.

There were no credit cards classified as TDR finance receivables at September 30, 2022 or December 31, 2021.

Information regarding the new volume of the TDR finance receivables were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Pre-modification TDR net finance receivables	$245	$105	$521	$332
Post-modification TDR net finance receivables:
Rate reduction	172	72	342	228
Other *	73	33	179	104
Total post-modification TDR net finance receivables	$245	$105	$521	$332
Number of TDR accounts	29,448	12,528	63,129	40,727
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

TDR net finance receivables *	$34	$31	$94	$88
Number of TDR accounts	4,348	4,221	11,906	12,147
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $64 million at September 30, 2022 and $54 million at December 31, 2021.

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

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the overall unemployment rate. Our unemployment outlook leveraged projections from various industry leading forecast providers. We also considered inflationary pressures, consumer confidence levels, and the risk of ongoing interest rate increases negatively impacting the economic outlook. At September 30, 2022, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and nine months ended September 30, 2022 was primarily due to the weakened macroeconomic environment and growth in our loan portfolio. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Three Months Ended September 30, 2022
Balance at beginning of period	$2,115	$12	$2,127
Provision for finance receivable losses	415	6	421
Charge-offs	(349)	(3)	(352)
Recoveries	59	—	59
Balance at end of period	$2,240	$15	$2,255

Three Months Ended September 30, 2021*
Balance at beginning of period	$2,000	$—	$2,000
Provision for finance receivable losses	226	—	226
Charge-offs	(223)	—	(223)
Recoveries	58	—	58
Balance at end of period	$2,061	$—	$2,061

Nine Months Ended September 30, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	985	13	998
Charge-offs	(1,029)	(3)	(1,032)
Recoveries	194	—	194
Balance at end of period	$2,240	$15	$2,255

Nine Months Ended September 30, 2021*
Balance at beginning of period	$2,269	$—	$2,269
Provision for finance receivable losses	356	—	356
Charge-offs	(730)	—	(730)
Recoveries	166	—	166
Balance at end of period	$2,061	$—	$2,061
* The allowance for finance receivable losses for credit cards was immaterial for the three and nine months ended September 30, 2021 as the product offering began in the third quarter of 2021.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

September 30, 2022
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,933	$15	$1,948
TDR finance receivables	307	—	307
Total	$2,240	$15	$2,255

Finance receivables:
Collectively evaluated for impairment	$18,871	$79	$18,950
TDR finance receivables	802	—	802
Total	$19,673	$79	$19,752

Allowance for finance receivable losses as a percentage of finance receivables	11.39%	19.14%	11.42%

December 31, 2021
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,820	$5	$1,825
TDR finance receivables	270	—	270
Total	$2,090	$5	$2,095

Finance receivables:
Collectively evaluated for impairment	$18,537	$25	$18,562
TDR finance receivables	650	—	650
Total	$19,187	$25	$19,212

Allowance for finance receivable losses as a percentage of finance receivables	10.89%	19.91%	10.90%

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2022*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$(1)	$11
Obligations of states, municipalities, and political subdivisions	72	—	(8)	64
Commercial paper	53	—	—	53
Non-U.S. government and government sponsored entities	144	—	(9)	135
Corporate debt	1,249	—	(135)	1,114
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	—	(24)	184
CMBS	39	—	(3)	36
CDO/ABS	89	—	(9)	80
Total	$1,866	$—	$(189)	$1,677

December 31, 2021*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$16	$—	$—	$16
Obligations of states, municipalities, and political subdivisions	76	3	—	79
Commercial paper	50	—	—	50
Non-U.S. government and government sponsored entities	151	4	—	155
Corporate debt	1,246	61	(5)	1,302
Mortgage-backed, asset-backed, and collateralized:
RMBS	169	3	(2)	170
CMBS	44	1	—	45
CDO/ABS	90	1	(1)	90
Total	$1,842	$73	$(8)	$1,907
*    The allowance for credit losses related to our investment securities as of September 30, 2022 and December 31, 2021 were immaterial.

Interest receivables reported in “Other assets” totaled $14 million as of September 30, 2022 and $13 million as of December 31, 2021, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and nine months ended September 30, 2022 and 2021.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2022
U.S. government and government sponsored entities	$10	$(1)	$1	$—	$11	$(1)
Obligations of states, municipalities, and political subdivisions	57	(7)	6	(1)	63	(8)
Commercial paper	53	—	—	—	53	—
Non-U.S. government and government sponsored entities	117	(6)	16	(3)	133	(9)
Corporate debt	953	(102)	135	(33)	1,088	(135)
Mortgage-backed, asset-backed, and collateralized:
RMBS	129	(13)	49	(11)	178	(24)
CMBS	29	(3)	7	—	36	(3)
CDO/ABS	57	(5)	24	(4)	81	(9)
Total	$1,405	$(137)	$238	$(52)	$1,643	$(189)

December 31, 2021
U.S. government and government sponsored entities	$6	$—	$—	$—	$6	$—
Obligations of states, municipalities, and political subdivisions	10	—	—	—	10	—
Commercial paper	46	—	—	—	46	—
Non-U.S. government and government sponsored entities	19	—	5	—	24	—
Corporate debt	208	(3)	38	(2)	246	(5)
Mortgage-backed, asset-backed, and collateralized:
RMBS	81	(1)	15	(1)	96	(2)
CMBS	7	—	—	—	7	—
CDO/ABS	41	(1)	3	—	44	(1)
Total	$418	$(5)	$61	$(3)	$479	$(8)

On a lot basis, we had 2,315 and 570 investment securities in an unrealized loss position at September 30, 2022 and December 31, 2021, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of September 30, 2022, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of September 30, 2022, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2022 and 2021, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and nine months ended September 30, 2022 and 2021.

The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2022 totaled $34 million and $235 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2021 totaled $50 million and $189 million, respectively. The net realized gains and losses were immaterial during the three and nine months ended September 30, 2022 and 2021.

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2022 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$186	$187
Due after 1 year through 5 years	514	544
Due after 5 years through 10 years	526	616
Due after 10 years	151	183
Mortgage-backed, asset-backed, and collateralized securities	300	336
Total	$1,677	$1,866

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $534 million and $587 million at September 30, 2022 and December 31, 2021, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2022	December 31, 2021

Fixed maturity other securities:
Bonds	$25	$30
Preferred stock *	16	22
Common stock *	29	33
Total	$70	$85
*    We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held were immaterial for the three months ended September 30, 2022 and $12 million for the nine months ended September 30, 2022. Net unrealized gains and losses on other securities held were immaterial for the three and nine months ended September 30, 2021. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and nine months ended September 30, 2022 and 2021.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at September 30, 2022 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a) (e)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-6.86%	3.30%	3.15%-3.41%	3.50%-8.25%	4.26%

Remainder of 2022	$—	$—	$—	$—	$—	$—
2023	—	—	—	1,108	—	1,108
2024	—	—	—	1,270	—	1,270
2025	—	—	—	1,249	—	1,249
2026	—	—	—	1,600	—	1,600
2027-2067	—	—	—	3,682	350	4,032
Secured (c)	8,374	350	500	—	—	9,224
Total principal maturities	$8,374	$350	$500	$8,909	$350	$18,483

Total carrying amount	$8,335	$349	$500	$8,846	$172	$18,202
Debt issuance costs (d)	(37)	(1)	—	(66)	—	(104)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at September 30, 2022.
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
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $29 million at September 30, 2022 and are reported in “Other assets.”
(e) During the nine months ended September 30, 2022, we repurchased, in the open market, portions of our Unsecured Notes in the amount of $165 million. In connection with these repurchases, we recognized a gain of $3 million in net gain (loss) on repurchases and repayments of debt.

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

Unsecured Corporate Revolver

On June 15, 2022, OMFC increased the total maximum borrowing capacity of its unsecured corporate revolver to $1.25 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At September 30, 2022, no amounts were drawn under this facility.

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

(dollars in millions)	September 30, 2022	December 31, 2021

Assets
Cash and cash equivalents	$3	$2
Net finance receivables	10,069	8,821
Allowance for finance receivable losses	1,073	910
Restricted cash and restricted cash equivalents	472	466
Other assets	26	26

Liabilities
Long-term debt	$9,184	$7,999
Other liabilities	18	13

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $81 million and $214 million during the three and nine months ended September 30, 2022, respectively, compared to $72 million and $225 million during the three and nine months ended September 30, 2021, respectively.

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

PRIVATE SECURED TERM FUNDING

At September 30, 2022, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 15 revolving conduit facilities with a total maximum borrowing capacity of $6.2 billion as of September 30, 2022. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to eight years as of September 30, 2022. Amounts drawn on these facilities are collateralized by our personal loans.

At September 30, 2022, an aggregate amount of $500 million was drawn under these facilities and the remaining borrowing capacity was $5.7 billion.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

	At or for the Nine Months Ended September 30,
(dollars in millions)	2022	2021

Balance at beginning of period	$118	$148
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	115	145
Additions for losses and loss adjustment expenses incurred to:
Current year	142	158
Prior years *	(15)	(19)
Total	127	139
Reductions for losses and loss adjustment expenses paid related to:
Current year	(77)	(91)
Prior years	(61)	(79)
Total	(138)	(170)
Foreign currency translation adjustment	1	—
Net balance at end of period	105	114
Plus reinsurance recoverables	3	3
Balance at end of period	$108	$117
*    At September 30, 2022, $15 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit life, credit disability, and term life claims during the period. At September 30, 2021, $19 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit disability and unemployment claims during the period.

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Balance at beginning of period	123,726,559	133,884,043	127,809,640	134,341,724
Common stock issued	44,479	4,653	310,751	159,327
Common stock repurchased	(1,180,433)	(2,435,489)	(5,559,382)	(3,047,844)
Treasury stock issued	28,143	—	57,739	—
Balance at end of period	122,618,748	131,453,207	122,618,748	131,453,207

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2022	2021	2022	2021

Numerator (basic and diluted):
Net income	$188	$288	$698	$1,051
Denominator:
Weighted average number of shares outstanding (basic)	123,352,522	132,487,234	124,989,263	133,709,146
Effect of dilutive securities *	216,098	437,099	253,943	387,236
Weighted average number of shares outstanding (diluted)	123,568,620	132,924,333	125,243,206	134,096,382
Earnings per share:
Basic	$1.52	$2.17	$5.58	$7.86
Diluted	$1.52	$2.17	$5.57	$7.84
* We have excluded weighted-average unvested restricted stock units totaling 1,278,052 and 491,541 for the three months ended September 30, 2022 and 2021, respectively, and 1,230,739 and 322,430 for the nine months ended September 30, 2022 and 2021, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2022
Balance at beginning of period	$(95)	$1	$1	$23	$(70)
Other comprehensive income (loss) before reclassifications	(50)	—	(8)	3	(55)
Balance at end of period	$(145)	$1	$(7)	$26	$(125)

Three Months Ended September 30, 2021
Balance at beginning of period	$71	$1	$5	$8	$85
Other comprehensive income (loss) before reclassifications	(7)	—	(2)	1	(8)
Balance at end of period	$64	$1	$3	$9	$77

Nine Months Ended September 30, 2022
Balance at beginning of period	$49	$1	$3	$8	$61
Other comprehensive income (loss) before reclassifications	(191)	—	(10)	18	(183)
Reclassification adjustments from accumulated other comprehensive income	(3)	—	—	—	(3)
Balance at end of period	$(145)	$1	$(7)	$26	$(125)

Nine Months Ended September 30, 2021
Balance at beginning of period	$91	$1	$2	$—	$94
Other comprehensive income (loss) before reclassifications	(26)	—	1	9	(16)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	(1)
Balance at end of period	$64	$1	$3	$9	$77
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and nine months ended September 30, 2022 and 2021.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the three and nine months ended September 30, 2022 and 2021.

11. Income Taxes

We had a net deferred tax asset of $439 million and $339 million at September 30, 2022 and December 31, 2021, respectively. The increase in our net deferred tax asset of $100 million was primarily related to the change in fair value of investment securities and the increase in our allowance for finance receivable losses.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the nine months ended September 30, 2022 was 24.6%, compared to 24.2% for the same period in 2021. The effective tax rate for the nine months ended September 30, 2022 and 2021 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2020. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $5 million at September 30, 2022 and $8 million at December 31, 2021. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a 15% Corporate Alternative Minimum Tax (“Corporate AMT”) for tax years beginning after December 31, 2022. We do not expect the Corporate AMT to have a material impact on our consolidated financial statements. Additionally, the IRA imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations. The excise tax is imposed on the value of the net stock repurchased or treated as repurchased. The new law will apply to stock repurchases occurring after December 31, 2022.

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

In March 2022, the staff of the United States Consumer Financial Protection Bureau (“CFPB”) notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, it is considering recommending that the CFPB take legal action against the Company in connection with alleged violations of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536. The staff’s investigation is focused on certain refunding practices for optional insurance and membership plan products that were subsequently canceled by the consumer after purchase. We are cooperating with the CFPB in this matter and expect ongoing interactions. Although the Company believes it has not violated the Consumer Financial Protection Act, we are unable to estimate how long this investigation will continue, whether and in what manner the CFPB may commence legal action, or what the ultimate outcome of this matter will be. Should the CFPB opt to commence legal proceedings, it may seek civil monetary penalties, restitution, injunctive relief, or other damages. The Company does not currently believe that the outcome of this matter will have a material adverse effect on our business, financial condition, or results of operations.

13. Segment Information

At September 30, 2022, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 and Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2022
Interest income	$1,116	$2	$—	$1,118
Interest expense	221	1	1	223
Provision for finance receivable losses	420	—	1	421
Net interest income after provision for finance receivable losses	475	1	(2)	474
Other revenues	168	3	(1)	170
Other expenses	392	3	(1)	394
Income before income tax expense	$251	$1	$(2)	$250

Three Months Ended September 30, 2021
Interest income	$1,111	$1	$1	$1,113
Interest expense	235	1	1	237
Provision for finance receivable losses	224	—	2	226
Net interest income after provision for finance receivable losses	652	—	(2)	650
Other revenues	151	4	—	155
Other expenses	415	5	9	429
Income (loss) before income tax expense (benefit)	$388	$(1)	$(11)	$376

Nine Months Ended September 30, 2022
Interest income	$3,308	$4	$1	$3,313
Interest expense	657	2	2	661
Provision for finance receivable losses	995	—	3	998
Net interest income after provision for finance receivable losses	1,656	2	(4)	1,654
Other revenues	451	10	(1)	460
Other expenses	1,179	11	(2)	1,188
Income before income tax expense	$928	$1	$(3)	$926

Assets	$20,281	$40	$2,020	$22,341

Nine Months Ended September 30, 2021
Interest income	$3,237	$4	$3	$3,244
Interest expense	698	3	2	703
Provision for finance receivable losses	351	—	5	356
Net interest income after provision for finance receivable losses	2,188	1	(4)	2,185
Other revenues	395	10	(9)	396
Other expenses	1,154	17	24	1,195
Income (loss) before income tax expense (benefit)	$1,429	$(6)	$(37)	$1,386

Assets	$19,897	$44	$2,022	$21,963

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2022
Assets
Cash and cash equivalents	$536	$—	$—	$536	$536
Investment securities	50	1,687	10	1,747	1,747
Net finance receivables, less allowance for finance receivable losses	—	—	19,542	19,542	17,497
Restricted cash and restricted cash equivalents	483	—	—	483	483
Other assets *	—	—	45	45	37

Liabilities
Long-term debt	$—	$16,530	$—	$16,530	$18,202

December 31, 2021
Assets
Cash and cash equivalents	$535	$6	$—	$541	$541
Investment securities	59	1,927	6	1,992	1,992
Net finance receivables, less allowance for finance receivable losses	—	—	20,083	20,083	17,117
Restricted cash and restricted cash equivalents	476	—	—	476	476
Other assets *	—	—	52	52	46

Liabilities
Long-term debt	$—	$18,781	$—	$18,781	$17,750
*Other assets at September 30, 2022 and December 31, 2021 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2022
Assets
Cash equivalents in mutual funds	$26	$—	$—	$26
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	11	—	11
Obligations of states, municipalities, and political subdivisions	—	64	—	64
Commercial paper	—	53	—	53
Non-U.S. government and government sponsored entities	—	135	—	135
Corporate debt	6	1,105	3	1,114
RMBS	—	178	6	184
CMBS	—	36	—	36
CDO/ABS	—	80	—	80
Total available-for-sale securities	6	1,662	9	1,677
Other securities
Bonds:
Corporate debt	—	8	—	8
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	25	—	25
Preferred stock	16	—	—	16
Common stock	28	—	1	29
Total other securities	44	25	1	70
Total investment securities	50	1,687	10	1,747
Restricted cash equivalents in mutual funds	476	—	—	476
Total	$552	$1,687	$10	$2,249

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2021
Assets
Cash equivalents in mutual funds	$41	$—	$—	$41
Cash equivalents in securities	—	6	—	6
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	79	—	79
Commercial paper	—	50	—	50
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	5	1,292	5	1,302
RMBS	—	170	—	170
CMBS	—	45	—	45
CDO/ABS	—	90	—	90
Total available-for-sale securities	5	1,897	5	1,907
Other securities
Bonds:
Corporate debt	—	9	—	9
RMBS	—	1	—	1
CDO/ABS	—	20	—	20
Total bonds	—	30	—	30
Preferred stock	22	—	—	22
Common stock	32	—	1	33
Total other securities	54	30	1	85
Total investment securities	59	1,927	6	1,992
Restricted cash equivalents in mutual funds	468	—	—	468
Total	$568	$1,933	$6	$2,507

Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2022 and 2021, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and nine months ended September 30, 2022 and 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An index to our management’s discussion and analysis follows:

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, but instead represent only management’s current beliefs regarding future events. By their nature, forward-looking statements are subject to risks, uncertainties, assumptions, and other important factors that may cause actual results, performance, or achievements to differ materially from those expressed in or implied by such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to update or revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events or the non-occurrence of anticipated events, whether as a result of new information, future developments, or otherwise, except as required by law. Forward-looking statements include, without limitation, statements concerning future plans, objectives, goals, projections, strategies, events, or performance, and underlying assumptions and other statements related thereto. Statements preceded by, followed by or that otherwise include the words “anticipates,” “appears,” “are likely,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “foresees,” “goals,” “intends,” “likely,” “objective,” “plans,” “projects,” “target,” “trend,” “remains,” and similar expressions or future or conditional verbs such as “could,” “may,” “might,” “should,” “will,” or “would” are intended to identify forward-looking statements, but these words are not the exclusive means of identifying forward-looking statements. Important factors that could cause actual results, performance, or achievements to differ materially from those expressed in or implied by forward-looking statements include, without limitation, the following:
•adverse changes and volatility in general economic conditions, including the interest rate environment and the financial markets;
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
•the current inflationary environment and related trends affecting our customers;
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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At September 30, 2022, we had approximately 2.34 million personal loans totaling $19.7 billion of net finance receivables, of which 52% were secured by titled property, compared to approximately 2.34 million personal loans totaling $19.2 billion of net finance receivables, of which 52% were secured by titled property at December 31, 2021. We also service personal loans for our whole loan sale partners.

•Credit Cards — In the third quarter of 2021, we began offering credit cards through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered through our branch network, direct mail marketing, and direct-to-consumer via our affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At September 30, 2022, we had approximately 104 thousand open credit card customer accounts, totaling $79 million of net finance receivables, compared to approximately 66 thousand open credit card customer accounts, totaling $25 million of net finance receivables at December 31, 2021.

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

OUR SEGMENT

At September 30, 2022, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and insurance products. At September 30, 2022, we managed a combined total of 2.53 million customer accounts and $20.5 billion of managed receivables, compared to 2.45 million customer accounts and $19.6 billion of managed receivables at December 31, 2021.

The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segment.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Stock Repurchase Program

On February 2, 2022, the Board authorized a stock repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. As of September 30, 2022, we had $782 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program.

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

Securitization Transactions Completed - ODART 2022-1 and OMFIT 2022-2

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

Unsecured Corporate Revolver

On June 15, 2022, OMFC increased the total maximum borrowing capacity of its unsecured corporate revolver to $1.25 billion. At September 30, 2022, no amounts were drawn under this facility.

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

OUTLOOK

We are actively monitoring the current macroeconomic developments, including recent geopolitical actions outside of the U.S., and remain prepared for any additional opportunities or challenges that may impact our business. Our financial condition and results of operations could be affected by macroeconomic conditions, including unemployment, inflation, interest rates, and consumer confidence. We will continue to incorporate updates to our macroeconomic assumptions, as necessary, which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021

Interest income	$1,118	$1,113	$3,313	$3,244
Interest expense	223	237	661	703
Provision for finance receivable losses	421	226	998	356
Net interest income after provision for finance receivable losses	474	650	1,654	2,185
Other revenues	170	155	460	396
Other expenses	394	429	1,188	1,195
Income before income taxes	250	376	926	1,386
Income taxes	62	88	228	335
Net income	$188	$288	$698	$1,051

Share Data:
Earnings per share:
Diluted	$1.52	$2.17	$5.57	$7.84

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$19,752	$18,843	$19,752	$18,843
Average net receivables	$19,623	$18,545	$19,289	$18,029
Yield	22.57%	23.79%	22.94%	24.02%
Gross charge-off ratio	7.12%	4.76%	7.15%	5.41%
Recovery ratio	(1.20)%	(1.24)%	(1.34)%	(1.23)%
Net charge-off ratio	5.92%	3.52%	5.81%	4.19%
Personal loans:
Net finance receivables	$19,673	$18,843	$19,673	$18,843
Origination volume	$3,551	$3,870	$10,406	$9,989
Number of accounts	2,342,080	2,333,941	2,342,080	2,333,941
Number of accounts originated	353,932	404,148	1,036,225	1,018,470
30-89 Delinquency ratio	2.81%	2.20%	2.81%	2.20%
Credit cards (b):
Net finance receivables	$79	$—	$79	$—
Purchase volume	$38	$—	$116	$—
Number of open accounts	104,327	—	104,327	—
30-89 Delinquency ratio	6.58%	—%	6.58%	—%
Debt balances:
Long-term debt balance	$18,202	$17,661	$18,202	$17,661
Average daily debt balance	$18,004	$17,680	$17,750	$17,192
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    The amounts associated with credit cards for the three and nine months ended September 30, 2021 were immaterial, as the product offering began in the third quarter of 2021.

Comparison of Consolidated Results for the Three and Nine Months Ended September 30, 2022 and 2021

Interest income increased $5 million, less than 1%, and $69 million or 2% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest expense decreased $14 million or 6% and $42 million or 6% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding, and our revolving conduit facilities.

Provision for finance receivable losses increased $195 million or 86% and $642 million or 180% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily driven by higher net charge-offs and an increase in the allowance for finance receivable losses due to the weakened macroeconomic environment and growth in the portfolio.

Other revenues increased $15 million or 10% and $64 million or 16% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period and lower net losses on the repurchases and repayments of debt in the current period compared to the prior year period.

Other expenses decreased $35 million or 8% for the three months ended September 30, 2022 when compared to the same period in 2021 primarily due to a decrease in insurance policy and benefits claims expense due to favorable development of credit life claims and cash-settled stock-based awards expense in the prior year period, partially offset by an increase in salaries and benefits driven by the continued investment in our business.

Other expenses decreased $7 million, less than 1%, for the nine months ended September 30, 2022 when compared to the same period in 2021 due to a decrease in insurance policy and benefits claims expense due to favorable development of credit life, credit disability, and term life claims and cash-settled stock-based awards expense in the prior year period, offset by an increase in salaries and benefits driven by the continued investment in our business.

Income taxes totaled $62 million and $228 million for the three and nine months ended September 30, 2022, respectively, compared to $88 million and $335 million for the three and nine months ended September 30, 2021, respectively, due to higher pre-tax income in the prior year period.

For the three and nine months ended September 30, 2022 the effective tax rates were 24.7% and 24.6%, respectively, compared to 23.5% and 24.2% for the three and nine months ended September 30, 2021, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on effective tax rates.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes the expense associated with the net gain or loss resulting from repurchases and repayments of debt, the cash-settled stock-based awards, direct costs associated with COVID-19, and restructuring charges. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$251	$388	$928	$1,429
Adjustments:
Net (gain) loss on repurchases and repayments of debt	(3)	1	25	40
Cash-settled stock-based awards	(2)	31	1	31
Direct costs associated with COVID-19	1	1	3	5
Restructuring charges	3	—	2	—
Adjusted pretax income (non-GAAP)	250	421	959	1,505

Provision for finance receivable losses	420	224	995	351
Net charge-offs	(293)	(165)	(838)	(564)
Pretax capital generation (non-GAAP)	$377	$480	$1,116	$1,292

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

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021

Interest income	$1,116	$1,111	$3,308	$3,237
Interest expense	221	235	657	698
Provision for finance receivable losses	420	224	995	351
Net interest income after provision for finance receivable losses	475	652	1,656	2,188
Other revenues	165	152	476	435
Other expenses	390	383	1,173	1,118
Adjusted pretax income (non-GAAP)	$250	$421	$959	$1,505

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$19,754	$18,847	$19,754	$18,847
Average net receivables	$19,624	$18,549	$19,291	$18,034
Yield	22.57%	23.77%	22.93%	24.00%
Gross charge-off ratio	7.12%	4.77%	7.15%	5.41%
Recovery ratio	(1.20)%	(1.24)%	(1.34)%	(1.22)%
Net charge-off ratio	5.92%	3.52%	5.81%	4.19%
Personal loans:
Net finance receivables	$19,675	$18,847	$19,675	$18,847
Origination volume	$3,551	$3,870	$10,406	$9,989
Number of accounts	2,342,080	2,333,941	2,342,080	2,333,941
Number of accounts originated	353,932	404,148	1,036,225	1,018,470
30-89 Delinquency ratio	2.81%	2.20%	2.81%	2.20%
Credit cards (b):
Net finance receivables	$79	$—	$79	$—
Purchase volume	$38	$—	$116	$—
Number of open accounts	104,327	—	104,327	—
30-89 Delinquency ratio	6.58%	—%	6.58%	—%
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    The amounts associated with credit cards for the three and nine months ended September 30, 2021 were immaterial, as the product offering began in the third quarter of 2021.

Comparison of Adjusted Pretax Income for the Three and Nine Months Ended September 30, 2022 and 2021

Interest income increased $5 million, less than 1% and $71 million or 2% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest expense decreased $14 million or 6% and $41 million or 6% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding, and our revolving conduit facilities.

Provision for finance receivable losses increased $196 million or 87% and $644 million or 183% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily driven by higher net-charge offs and an increase in the allowance for finance receivable losses due to the weakened macroeconomic environment and growth in the portfolio.

Other revenues increased $13 million or 8% and $41 million or 9% for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021 primarily due to an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period.

Other expenses increased $7 million or 2% for the three months ended September 30, 2022 when compared to the same period in 2021 primarily due to an increase in salaries and benefits driven by the continued investment in our business, offset by a decrease in insurance policy and benefits claims expense due to favorable development of credit life claims.

Other expenses increased $55 million or 5% for the nine months ended September 30, 2022 when compared to the same period in 2021 primarily due to an increase in salaries and benefits and an increase in general operating expenses due to the continued investment in our business. The increase was offset by a decrease in insurance policy and benefits claims expense due to favorable development of credit life, credit disability, and term life claims.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $19.8 billion at September 30, 2022 and $19.2 billion at December 31, 2021. Our personal loans are non-revolving, with a fixed-rate, fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. During the third quarter of 2021, we began offering credit cards. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Personal Loans	Credit Cards
September 30, 2022
Current	$18,648	$69
30-59 days past due	326	3
60-89 days past due	227	2
90+ days past due	474	5
Total net finance receivables	$19,675	$79

Delinquency ratio
30-89 days past due	2.81%	6.58%
30+ days past due	5.22%	13.42%
60+ days past due	3.56%	9.60%
90+ days past due	2.41%	6.84%

December 31, 2021
Current	$18,340	$25
30-59 days past due	282	—
60-89 days past due	185	—
90+ days past due	383	—
Total net finance receivables	$19,190	$25

Delinquency ratio
30-89 days past due	2.43%	0.08%
30+ days past due	4.43%	0.08%
60+ days past due	2.96%	—%
90+ days past due	2.00%	—%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the overall unemployment rate. Our unemployment outlook leveraged projections from various industry leading forecast providers. We also considered inflationary pressures, consumer confidence levels, and the risk of ongoing interest rate increases negatively impacting the economic outlook. At September 30, 2022, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Three Months Ended September 30, 2022
Balance at beginning of period	$2,120	$12	$(5)	$2,127
Provision for finance receivable losses	414	6	1	421
Charge-offs	(349)	(3)	—	(352)
Recoveries	59	—	—	59
Balance at end of period	$2,244	$15	$(4)	$2,255

Three Months Ended September 30, 2021 (a)
Balance at beginning of period	$2,011	$—	$(11)	$2,000
Provision for finance receivable losses	224	—	2	226
Charge-offs	(223)	—	—	(223)
Recoveries	58	—	—	58
Balance at end of period	$2,070	$—	$(9)	$2,061

Nine Months Ended September 30, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	982	13	3	998
Charge-offs	(1,029)	(3)	—	(1,032)
Recoveries	194	—	—	194
Balance at end of period	$2,244	$15	$(4)	$2,255

Allowance ratio	11.41%	19.14%	(b)	11.42%

Nine Months Ended September 30, 2021 (a)
Balance at beginning of period	$2,283	$—	$(14)	$2,269
Provision for finance receivable losses	351	—	5	$356
Charge-offs	(730)	—	—	$(730)
Recoveries	166	—	—	$166
Balance at end of period	$2,070	$—	$(9)	$2,061

Allowance ratio	10.98%	—%	(b)	10.94%
(a) The allowance for finance receivable losses for credit cards was immaterial for the three and nine months ended September 30, 2021 as the product offering began in the third quarter of 2021.
(b) Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our TDR activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables for personal loans increased from the prior year period primarily due to the weakened macroeconomic environment. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

TDR FINANCE RECEIVABLES

We make modifications to our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables for personal loans are as follows:

(dollars in millions)	Personal Loans	Segment to GAAP Adjustment	GAAP Basis

September 30, 2022
TDR net finance receivables	$815	$(13)	$802
Allowance for TDR finance receivable losses	312	(5)	307

December 31, 2021
TDR net finance receivables	$671	$(21)	$650
Allowance for TDR finance receivable losses	279	(9)	270

There were no credit cards classified as TDR finance receivables at September 30, 2022 or December 31, 2021.

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

The following table reflects our net finance receivables grouped into the borrower categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	Personal Loans	Credit Cards	Total

September 30, 2022
FICO scores
660 or higher	$4,329	$10	$4,339
620-659	5,070	26	5,096
619 or below	10,274	43	10,317
Total	$19,673	$79	$19,752

December 31, 2021
FICO scores *
660 or higher	$4,897	$14	$4,911
620-659	5,321	7	5,328
619 or below	8,969	4	8,973
Total	$19,187	$25	$19,212
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

During the nine months ended September 30, 2022, OMH generated net income of $698 million. OMH’s net cash inflow from operating and investing activities totaled $226 million for the nine months ended September 30, 2022. At September 30, 2022, our scheduled interest payments for the remainder of 2022 totaled $34 million, and there are no scheduled principal payments for the remainder of 2022 on our existing debt (excluding securitizations). As of September 30, 2022, we had $9.5 billion of unencumbered loans.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 24 months.

OMFC’s Unsecured Corporate Revolver

At September 30, 2022, the borrowing capacity of our corporate revolver was $1.25 billion, and no amounts were drawn.

OMFC’s Redemption and Repurchases of Unsecured Debt

For information regarding the redemption and open market repurchases of OMFC’s unsecured debt, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2022, we completed three personal loan securitizations (OMFIT 2022-S1, ODART 2022-1, and OMFIT 2022-2, see “Securitized Borrowings” below) and redeemed four personal loan securitizations (ODART 2018-1, OMFIT 2019-1, OMFIT 2015-3, and OMFIT 2018-1). During the nine months ended September 30, 2022, we entered into one new revolving conduit facility. At September 30, 2022, an aggregate of $500 million was drawn under our conduit facilities, and the remaining borrowing capacity was $5.7 billion. At September 30, 2022, we had $10.0 billion of gross finance receivables pledged as collateral for our securitizations, conduit facilities, and private secured term funding.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of September 30, 2022	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the nine months ended September 30, 2022, OMH repurchased 5,559,382 shares of its common stock through its stock repurchase program for an aggregate total of $247 million, including commissions and fees. As of September 30, 2022, OMH held a total of 12,214,566 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $240 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of September 30, 2022, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 2, 2022	February 14, 2022	February 18, 2022	$0.95	$121
April 28, 2022	May 9, 2022	May 13, 2022	0.95	118
July 27, 2022	August 8, 2022	August 12, 2022	0.95	117
Total			$2.85	$356

To provide funding for the dividend, OMFC paid dividends of $355 million to OMH during the nine months ended September 30, 2022.

On October 26, 2022, OMH declared a dividend of $0.95 per share payable on November 14, 2022 to record holders of OMH's common stock as of the close of business on November 7, 2022. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $117 million payable on or after November 8, 2022.

While OMH intends to pay its minimum quarterly dividend, currently $0.95 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. OMH’s dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future. See our “Dividend Policy” in Part II - Item 5 included in our Annual Report for further information.

Whole Loan Sale Transactions

As of September 30, 2022, we have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. During the three and nine months ended September 30, 2022 we sold $180 million and $540 million of gross finance receivables, respectively, compared to $160 million and $325 million during the same periods in 2021. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $1.7 billion for the nine months ended September 30, 2022 reflected net income of $698 million, the impact of non-cash items, and an unfavorable change in working capital of $124 million. Net cash provided by operations of $1.6 billion for the nine months ended September 30, 2021 reflected net income of $1.1 billion, the impact of non-cash items, and an unfavorable change in working capital of $53 million.

OMH's Investing Activities

Net cash used for investing activities of $1.5 billion for the nine months ended September 30, 2022 was primarily due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $1.5 billion for the nine months ended September 30, 2021 was primarily due to net principal originations of finance receivables and purchases of available-for-sale and other securities, partially offset by calls, sales and maturities of available-for-sale and other securities and proceeds from sales of finance receivables.

OMH's Financing Activities

Net cash used for financing activities of $224 million for the nine months ended September 30, 2022 was primarily due to debt repayments and repurchases, cash dividends paid, and the cash paid to repurchase common stock during the period, partially offset by the issuances of OMFIT 2022-S1, ODART 2022-1, OMFIT 2022-2, and the private secured term funding. Net cash used for financing activities of $1.6 billion for the nine months ended September 30, 2021 was primarily due to debt repayments and repurchases, cash dividends paid, and the cash paid on the common stock repurchased in the period, partially offset by the issuances of OMFIT 2021-1 securitization, the Social Bond, and the 3.875% Senior Notes due 2028.

OMH's Cash and Investments

At September 30, 2022, we had $536 million of cash and cash equivalents, which included $142 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2022, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, rising interest rates, and a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing strategies that are further described in our “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our Annual Report.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. Triton paid an ordinary dividend to OneMain Financial Holdings, LLC of $50 million during the nine months ended September 30, 2022. AHL did not pay any dividends during the nine months ended September 30, 2022. Triton and AHL did not pay dividends during the nine months ended September 30, 2021. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2021.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of September 30, 2022, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2016-3	350	397	38	127	6.58%	5 years
OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	586	680	4.23%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.10%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2 (c)	1,000	1,099	1,000	1,099	5.17%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1	1,000	1,053	1,000	1,053	0.98%	2 years
ODART 2022-1	600	632	600	631	4.74%	2 years
Total securitizations	$9,015	$9,718	$8,374	$9,236
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of September 30, 2022.
(c) On September 9, 2022, we issued $1 billion of notes backed by personal loans. The notes mature in October 2034.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 15 revolving conduit facilities with a total borrowing capacity of $6.2 billion as of September 30, 2022:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Funding IX, LLC	600	—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	—
Chicago River Funding, LLC	375	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	400	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	—
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
River Thames Funding, LLC	400	100
St. Lawrence River Funding, LLC	250	—
OneMain Financial Funding X, LLC	400	400
Total	$6,175	$500

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2022 or December 31, 2021.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2022.

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

As of September 30, 2022, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of September 30, 2022 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of September 30, 2022, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of September 30, 2022 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended September 30, 2022, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1 - July 31	101,704	$39.33	101,704	$820,597,781
August 1 - August 31	459,916	37.83	459,916	803,198,287
September 1 - September 30	618,813	33.94	618,813	782,198,612
Total	1,180,433	$35.92	1,180,433
(a)    On February 2, 2022, the Board authorized a $1 billion stock repurchase program, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. The timing, number and share price of any additional shares repurchased will be determined by OMH based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. OMH is not obligated to purchase any shares under the program, which may be modified, suspended or discontinued at any time.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	October 28, 2022	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	October 28, 2022	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)