Form 10-K
period 2022-12-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2023-02-10
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2022

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
OneMain Holdings, Inc.                  ☑
OneMain Finance Corporation                  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
OneMain Holdings, Inc.                  ☐
OneMain Finance Corporation                  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
OneMain Holdings, Inc.                  ☐
OneMain Finance Corporation                  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2022 was $4,328,961,278. All of OneMain Finance Corporation’s common stock is held by OneMain Holdings, Inc.

At January 31, 2023, there were 120,811,795 shares of OneMain Holdings, Inc.'s common stock, $0.01 par value, outstanding.
At January 31, 2023, there were 10,160,021 shares of OneMain Finance Corporation's common stock, $0.50 par value, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K is incorporated by reference from OneMain Holdings, Inc.'s Definitive Proxy Statement for its 2023 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	OneMain 401(k) Plan
ABO	accumulated benefit obligation
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	this Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2016-13	the accounting standard issued by FASB in June of 2016, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of monthly average net finance receivables (net finance receivables at the beginning and end of each month divided by two) in the period
Bps	basis points
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CEO	chief executive officer
CFO	chief financial officer
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
Compensation Committee	the committee of the OMH Board of Directors, which oversees OMH's compensation programs
Corporate AMT	Corporate Alternative Minimum Tax, as implemented by the Inflation Reduction Act
COVID-19	the global outbreak of a novel strain of coronavirus, including variants thereof
CSR	Corporate Social Responsibility
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOI	Department of Insurance
ERISA	Employee Retirement Income Security Act of 1974
ESP Plan	OneMain Employee Stock Purchase Plan, effective January 1, 2022
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FICO	a credit score created by Fair Isaac Corporation
Fixed charge ratio	earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection

Term or Abbreviation	Definition

GLBA	Gramm-Leach-Bliley Act
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables
the unpaid principal balance of our personal loans. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees

Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Unsecured Notes
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Investment Company Act	Investment Company Act of 1940
IRA	Inflation Reduction Act, signed into law on August 16, 2022
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
LIBOR	London Interbank Offered Rate
Managed receivables	consist of our C&I net finance receivables and finance receivables serviced for our whole loan sale partners
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
Moody’s	Moody’s Investors Service, Inc.
NAV	net asset valuation
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NQDC Plan	OneMain Nonqualified Deferred Compensation Plan, effective January 1, 2022
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation
OMFG	OneMain Financial Group, LLC
OMFH	OneMain Financial Holdings, LLC
OMFIT	OneMain Financial Issuance Trust
OMFIT 2022-S1	Social Securitization issued on April 27, 2022 in which we issued $600 million of principal amount of notes backed by personal loans
OMH	OneMain Holdings, Inc.
Omnibus Plan
OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants

OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
OneMain Acquisition	Acquisition of OneMain Financial Holdings, LLC from CitiFinancial Credit Company, effective November 1, 2015
Open accounts	consist of credit card accounts that are not charged-off or closed accounts with a zero balance as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses

Private Secured Term Funding	$350 million aggregate principal amount of debt collateralized by our personal loans issued on April 25, 2022

Term or Abbreviation	Definition

Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
RSUs	restricted stock units
S&P	S&P Global Ratings (formerly known as Standard & Poor’s Ratings Service)
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SERP	Supplemental Executive Retirement Plan
Social Bond	$750 million of 3.50% Senior Notes due 2027 issued by OMFC on June 22, 2021 and guaranteed by OMH
SOFR	Secured Overnight Financing Rate
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Springleaf	OMH and its subsidiaries (other than OneMain)
Stockholders Agreement	Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. and OMH Holdings, L.P.
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Fourth Supplemental Indenture, dated as of December 8, 2017; Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; and Thirteenth Supplemental Indenture, dated as of August 11, 2021
Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
TILA	Truth In Lending Act
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Trust preferred securities	capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered loans	unencumbered gross finance receivables excluding credit cards
Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.25 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
VOBA	value of business acquired
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

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
•the current inflationary environment and related trends affecting our customers;
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

PART I - FINANCIAL INFORMATION

Item 1. Business.

BUSINESS OVERVIEW

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2022 for OneMain Holdings, Inc. (“OMH”), a publicly held financial service holding company, and its wholly owned direct subsidiary, OneMain Finance Corporation (“OMFC”). OMFC is the issuing entity of our outstanding public debt securities and all of OMFC’s common stock is owned by OMH. The information in this combined report is equally applicable to OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “OneMain,” “we,” “us,” or “our.”

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

We provide origination, underwriting, and servicing of personal loans, primarily to nonprime customers. In addition, we offer two credit cards, BrightWay and BrightWay+, through a third-party bank partner from which we purchase the receivable balances. We believe we are well positioned for future growth with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2022, we had $20.0 billion of finance receivables due from approximately 2.47 million customer accounts. We also service personal loans for our whole loan sale partners. At December 31, 2022, we managed a combined total of 2.56 million customer accounts and $20.8 billion of managed receivables.

Our branch network of approximately 1,400 locations in 44 states is staffed with expert personnel and is complemented by our online lending and servicing capabilities and centralized operations staff, which allow us to serve customers in person, digitally, and over the phone. Our digital platform provides our current and prospective customers with the option of applying for our products via our website, www.omf.com.

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving consumers who have limited access to credit from banks, credit card companies, and other traditional lenders. Using third party market data as of December 2022 and internally aligning to our current product offerings and customer credit scores, we estimate U.S. nonprime consumers collectively have approximately $1.2 trillion of outstanding borrowings in the form of personal loans, auto loans and leases, and credit cards. We believe this large market provides us with an attractive growth opportunity.

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

SEGMENT

Consumer and Insurance

At December 31, 2022, Consumer and Insurance (“C&I”) was our only reportable segment. We originate and service secured and unsecured personal loans, offer credit cards, and provide optional credit and non-credit insurance and related products through our branch and centralized operations as well as our digital platform. Personal loan origination and servicing, credit cards, and insurance products form the core of our operations.

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

Products and Services. Our personal loan business comprises products and services that have performed well through various market conditions. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three to six years, and are secured by automobiles, other titled collateral, or are unsecured. Our loans have no pre-payment penalties. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

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

We offer optional membership plans from an unaffiliated company. We have no direct risk of loss on these membership plans, and these plans are not considered insurance products. We recognize income from this product in Other revenues — other in our consolidated statements of operations. The unaffiliated company providing these membership plans is responsible for any required reimbursement to the customer.

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

Customer Development. We staff each of our branch locations with local well-trained personnel, including professionals who have significant experience in the industry. Our business benefits from an origination and servicing process that leverages our local community presence. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also improves customer loyalty and the longer term relationship.

We solicit customers through a variety of channels, including but not limited to direct mail offers, targeted online advertising, search engines, e-mail, and internet loan aggregators. We use proprietary modeling, along with data purchased from credit bureaus, alternative data providers, and our existing data/experience to acquire and develop new and profitable customer relationships.

Our digital platform allows current and prospective customers the ability to apply for and close a personal loan online, at www.omf.com. Our digital user experience includes video, chat, and co-browsing with customers. These tools simplify and optimize the customer experience.

During 2022, we continued to offer borrowers an option to close remotely through our digital platform without coming into a branch location. Our applications, regardless of whether they are completed in person, over the phone, or online, go through our best-in-class underwriting processes, including an ability-to-pay assessment, monthly budgeting, income verification, and centralized automated credit decisioning. Our goal is to continue to improve the way we serve our customers and extend responsible credit, so customers are able to repay their loans.

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which considers a prospective customer’s willingness to pay and the capacity to repay the personal loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s likelihood of repaying the loan. We develop these models using numerous factors, including past customer credit repayment experience and application data, and periodically revalidate these models based on recent portfolio performance. Our underwriting process for our personal loans also includes an assessment of the applicant’s income and expenses to ensure he or she has the capacity to repay the loan. We obtain a security interest in titled property for our secured personal loans.

Our customers are primarily considered nonprime and therefore are a higher credit risk, and often require significantly higher levels of servicing than prime customers. As a result, we generally charge these customers higher interest rates. We may extend the opportunity of a deferment to customers when they are experiencing a temporary financial hardship. The account is brought current after granting the deferment. To assess whether a borrower’s financial difficulties are temporary, we review the terms of each deferment to evaluate the borrower’s financial ability to repay the loan. Following this analysis, if we believe a borrower’s financial difficulties are not temporary, we will not grant deferment, and the loans may continue to age until they are charged off. For borrowers that do not meet the qualifications of a deferment, we may also offer a re-age or a modification of loan terms. A re-age is intended to assist delinquent customers who have experienced financial difficulties but have demonstrated both an ability and a willingness to repay their loan. After the re-age, the customer’s account status is brought current.

Account Servicing. Account servicing and collections for our finance receivables are handled at the branch location, in our centralized service centers, through our digital platform, or third-party servicers. Servicing and collection activity is conducted and documented on systems that log and maintain a permanent record of all transactions and may also be used to assess a customer’s application. The systems permit branch office management to review the individual and collective performance of branch locations for which they are responsible.

CENTRALIZED OPERATIONS

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our lending specialists to service our customers and market our products. Our centralized operational functions support the following:

•soliciting business;
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

We currently have servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; London, Kentucky; Evansville, Indiana; Fort Mill, South Carolina; and Fort Worth, Texas. We believe these facilities position us for additional portfolio purchases and/or fee-based servicing, as well as additional flexibility in the servicing of our lending products.

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
•our branch finance receivable systems control loan size, interest rates, maturity dates, and fees of our customers’ accounts; create loan documents specific to the state in which the branch location operates or to the customer’s location if the loan is made electronically through our centralized operations; and control cash receipts and disbursements;
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
•our branch operations management structure, Regional Quality Coordinators, and Compliance Field Examination teams are designed to oversee a large, decentralized organization with succeeding levels of supervision and are staffed with experienced personnel;
•our branch and central operations compensation plans are based on credit quality and compliance, and are regularly reviewed for consistency with overall corporate goals and customer service;
•our compliance department assesses our compliance with federal and state laws and regulations and our internal policies and procedures; oversees training to ensure team members have a sufficient level of understanding of such laws, regulations, policies, and procedures that impact their job responsibilities; and manages our state regulatory examination process;
•our Executive Office of Customer Care maintains our consumer complaint resolution and reporting process; and
•our internal audit department audits our business for adherence to operational policies and procedures, and compliance with federal and state laws and regulations.

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

Our consumer businesses are subject to the privacy, disclosure, and safeguarding provisions of the Gramm-Leach-Bliley Act ("GLBA") and Regulation P, which implements the statute. Among other things, the GLBA imposes certain limitations on our ability to share customers’ nonpublic personal information with nonaffiliated third parties and, pursuant to the Federal Trade Commission’s Safeguards Rule, requires us to develop, implement, and maintain a written comprehensive cybersecurity program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities, and the sensitivity of customer information that we process. In December 2021, the Federal Trade Commission published amendments to its Safeguards Rule that prescribe more specific administrative and technical requirements for a financial institution’s information security program. Various states also have adopted laws, rules, and regulations pertaining to privacy and/or cybersecurity that may be as, or more stringent and expansive than federal requirements. These state laws include the California Consumer Privacy Act (as amended by the California Privacy Rights Act of 2020) and the New York Cybersecurity Regulation. Certain of these requirements may apply to the personal information of our employees and contractors as well as to our customers. Various U.S. federal, state, and territory regulators have also enacted data security breach notification requirements that are applicable to us.

OneMain has an enterprise risk framework which includes cybersecurity as a key potential risk area. The information security program has policies and procedures to identify cybersecurity threats with corresponding practices undertaken to prevent, detect, and minimize effects of cybersecurity incidents. The Chief Information Security Officer reports to the OMH Board of Directors (the “Board”) on the information security program at least annually and reports any material cyber incident when appropriate.

REGULATION

Federal Laws

Various federal laws and regulations govern loan origination, servicing, and collections, including:

•the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") (which, among other things, created the Consumer Finance Protection Bureau (“CFPB”));
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

State Laws

Various state laws and regulations also govern loan originations, servicing, and collections. Many states have laws and regulations that are similar to the federal laws referred to above, but the degree and nature of such laws and regulations vary from state to state. While federal laws preempt similar state laws in some instances, many times compliance with state laws and regulations is still required.

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

We have a number of local, regional, national, and digital competitors in the consumer installment lending industry that seek to serve the same consumers that we serve. These competitors are various types of financial institutions that operate within our geographic network and over the internet that offer similar products and services. We believe that competition between consumer installment lenders occurs primarily on the basis of customer experience, price, speed of service, flexibility of loan terms offered, and operational capability.

Our credit cards compete with many local, regional, and national issuers in the highly competitive credit card industry that seek to serve the same consumers that we serve. We believe that competition between credit card issuers occurs primarily on the basis of customer experience, price, credit limit, rewards programs, and service quality.

We believe that we possess several competitive strengths that allow us to compete effectively with other lenders in our industry. We utilize an omnichannel operating model, including a digital lending footprint and a branch network rooted in local communities. Our national branch network serves as a proven distribution channel. We also have proven analytics that allow us to have strong loss performance through economic cycles. We believe our deep understanding of local markets and customers, together with our proprietary underwriting process, sophisticated data analytics, and decisioning tools allow us to price, manage, and monitor risk effectively through changing economic conditions.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” included in this report for discussion of our seasonal trends.

HUMAN CAPITAL

Overview

OneMain is dedicated to providing lending solutions to help hardworking Americans improve their financial well-being by offering products that are designed to be the starting point for their financial stability and growth. As of December 31, 2022, we had over 9,200 employees. Our commitment to help our community starts with our own team members. We believe in putting people first with our focus on recruiting, developing, and supporting our team members that reflect and celebrate the communities in which we operate. In addition, we believe a diverse talent pool and inclusive work environment makes us stronger, helps us fulfill our Company’s mission, and meaningfully connects us with the customers and communities we serve. Finally, we believe that integrity, transparency, and respect are at the heart of our success, and that these ethical values must inform every interaction we have with customers and with each other.

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

We require diverse candidates (women or minorities) to be considered for all leadership roles. This commitment to diversity begins with the Board, whose membership includes 50% ethnic or racial minorities and 25% women. OneMain’s 2021 U.S. Equal Employment Opportunity (“EEO-1”) Report is available on our Investor Relations website, further demonstrating our commitment to accountability and transparency.

All managers are accountable for attracting and retaining high-quality, diverse talent, and creating a respectful, inclusive work environment as part of their goals and our leadership attributes. In addition, each year team members have the opportunity to provide candid feedback in an Employee Engagement Survey on how engaged they are and how enabled they feel in their roles at OneMain. As of December 31, 2022, 88% of team members participated in the annual Employee Engagement Survey.

Talent Retention and Development

We believe that motivated and engaged team members are more productive, innovative, and collaborative, which in turn helps consistently deliver an excellent customer experience. OneMain equips each team member at all levels of our organization with the tools and support, both personal and professional, to further their careers. We empower our employees to learn new skills, meet personalized development goals, and grow their careers. Team members are guided through their performance management with regular goal setting and coaching. OneMain conducts regular employee trainings, including Continuing Professional Education and leadership development at each level. OneMain maintains a Women’s Leadership Development program, a Diverse Talent Leadership program, a training program on mitigating unconscious bias for all team members, allyship training for managers, a Day of Inclusion virtual series, and partners with PFLAG, an organization dedicated to supporting, educating, and advocating for LGBTQ+ people and their families, to offer Straight for Equality development sessions. We continue to invest in our employees and believe training and professional development is critical to maintaining our talent competitiveness and providing best-in-class service for our customers.

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

Human Rights

OneMain recognizes our responsibility to help protect and promote human rights, and we strive to meet our responsibility to respect human rights with our team members, customers, and the communities we serve. A copy of our Human Rights Statement is available on our Investor Relations website.

CORPORATE SOCIAL RESPONSIBILITY

Our approach to corporate social responsibility (“CSR”) is a natural extension of our mission to continue to support and improve the financial well-being of our customers, communities, and team members. We are mindful of challenges faced by our customers and continue to prioritize offering them support through our borrower assistance programs. We also contributed to support financial literacy, community and economic development, pandemic relief, and racial and social justice initiatives.

In 2022, we built on the important enhancements we have made to our environmental, social and governance (“ESG”) strategy. Our ESG strategy is guided by three priorities: building trust and strong relationships with our stakeholders, providing responsible lending solutions, and contributing to our communities through education, financial wellness, and volunteerism.

In 2021, with the support of our Chief Executive Officer (“CEO”), leadership, and investors, we created our ESG Executive Council. This diverse group of five senior executives, appointed by the CEO, reports directly to the Nominating and Corporate Governance Committee of the Board on ESG issues. These senior executives each hold responsibility for different ESG workstreams. The increased oversight by these leaders reflects the Company’s commitment to monitoring ESG matters and risks for potential impact on the Company and the consumer lending industry, as well as potential opportunities that we may gain through proactive identification of ESG issues.

In June 2021, OMFC issued its inaugural Social Bond, with the net proceeds committed to serving credit-disadvantaged communities around the country. Furthermore, at least 75% of the loans funded by the Social Bond are allocated to women or minority borrowers as outlined in OneMain’s Social Bond Framework. In April 2022, OMFC completed its first social securitization in which we issued $600 million principal amount of notes backed by personal loans made to individuals with mailing addresses containing zip codes in rural communities, with 75% of such loans made to borrowers with annual net income of $50,000 or less. Our social debt issuances reinforce our commitment to financial inclusion and providing underrepresented communities with access to safe, affordable credit. They also provide concrete and measurable funding vehicles to advance the Company’s social responsibility program. Additional information regarding our Social Bonds and Social Bond Framework is available on our Investor Relations website.

We continue to advance our mission to improve the financial well-being of hardworking Americans, particularly those in underserved communities. In 2022, we made a $50 million commitment to support minority depository institutions and a military veteran owned and operated investment bank supporting job placement and transition services for veterans.

As part of our commitment to financial wellness, Credit Worthy by OneMain Financial is a $4 million commitment with strategic partner EVERFI, a global social-impact technology provider, to develop and distribute free, digital financial education to high schools nationwide over four academic school years. In 2022, we delivered the curriculum to more than 2,000 schools and 130,000 students. The curriculum is designed to drive meaningful social impact in communities by teaching high school students about building credit and managing debt. Through interactive virtual and in-person classroom sessions, Credit Worthy helps students start early on the path to financial wellness. More than half of the schools using the digital curriculum during the academic year were low-to-moderate income. As part of Credit Worthy by OneMain Financial, we will award up to $300,000 in scholarships over four years.

As part of our commitment to social responsibility, we are focused on sustainable growth and our carbon footprint. For additional information regarding our commitments to support our customers, communities, team members, and our corporate environment, please refer to our 2021 ESG report, which is available on our Investor Relations website.

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

In addition, OMH's Code of Business Conduct and Ethics (the “Code of Ethics”), Code of Ethics for Principal Executive and Senior Financial Officers (the “Financial Officers’ Code of Ethics”), Corporate Governance Guidelines and the charters of the committees of the Board are posted on our website at www.omf.com under “Investor Relations” and printed copies are available upon request. We intend to disclose any material amendments to or waivers of OMH Code of Ethics and Financial Officers’ Code of Ethics requiring disclosure under applicable SEC or NYSE rules on our website within four business days of the date of any such amendment or waiver in lieu of filing a Form 8-K pursuant to Item 5.05 thereof.

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

Uncertainty and deterioration in general economic conditions in the U.S. and abroad historically have created a difficult operating environment for consumer lending. Many factors, including factors that are beyond our control, may impact our financial condition or results of operations and/or affect our borrowers’ willingness or capacity to make payments on their loans. These factors include: unemployment levels, housing markets, energy costs, inflation, and interest rates; events such as natural disasters, acts of war, terrorism, or catastrophes; events that affect our borrowers, such as major medical expenses, divorce, or death; and the quality of any collateral underlying our finance receivables. If we experience a future economic downturn, or if we become affected by other events beyond our control, we may experience increased credit risks, significant reductions in revenues, earnings and cash flows, difficulties accessing capital, and a deterioration in the value of our investments.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. To the extent our models used to assess the creditworthiness of potential borrowers do not adequately identify potential risks, the valuations produced will not adequately represent the risk profile of the borrowers and could result in a riskier finance receivables profile than originally identified. Our risk management policies, procedures, and techniques, including our scoring technology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified, or identify concentrations of risk or additional risks to which we may become subject in the future. We also face evolving risks as a result of the significant increase in our remote workforce and digital operations. These risks may not be adequately captured by our existing risk management framework.

Changes in market conditions could adversely affect the rate at which our borrowers prepay their loans and the value of our finance receivables portfolio, as well as increase our financing cost, which could negatively affect our financial condition, results of operations, and liquidity.

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

The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if our representations and warranties concerning the quality and characteristics, including but not limited to regulatory requirements in connection with origination and servicing, of the finance receivable are inaccurate and there is borrower fraud.

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

Our ability to attract and retain customers and employees is significantly impacted by our reputation. Damage to our reputation can arise as a result of our actions or those of our employees, or as a result of negative public opinion about the financial services industry. Negative public opinion may relate to any aspect of or risk associated with our business, including but not limited to, our lending practices, cybersecurity breaches, failures to safeguard personal information, discriminating or harassing behavior of employees, compensation practices, sales practices, environmental, social, and governance practices and disclosures, or failure or perceived failure to comply with laws or regulations. Negative publicity directed at us could generate dissatisfaction among our customers and employees. We cannot give assurance that our policies and procedures will be fully effective in preventing conduct that could damage our reputation. Furthermore, our actual or perceived failure to address or prevent any such conduct or otherwise to effectively manage our business or operations could result in significant reputational harm.

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

The virus causing COVID-19 was identified in late 2019 and was declared a global pandemic in March 2020. Governmental authorities took a number of steps to combat or slow the spread of COVID-19. Efforts to combat the virus continue to be complicated by viral variants and uneven global access to and acceptance of vaccines. These measures have and may continue to impact all or portions of the Company’s workforce and our current and prospective customers. While many of the restrictions related to the COVID-19 pandemic have largely been eased, uncertainty continues to exist regarding such measures and potential future measures.

In response to COVID-19, we modified our business practices with a portion of our employees working remotely to minimize interruptions in our business. Although these changes have allowed us to continue operations safely, the technology in home environments may not be as robust as in our offices and could cause networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

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

State attorneys general have a variety of tools at their disposal to enforce state and federal consumer financial laws, including the ability to enforce the Dodd-Frank Act and regulations promulgated under the Dodd-Frank Act’s authority. State attorneys general also have enforcement authority under state law with respect to unfair or deceptive practices under which state attorneys general may conduct investigations, bring actions, and recover civil penalties or obtain injunctive relief against entities engaging in unfair, deceptive, or fraudulent acts. Attorneys general may also coordinate among themselves to enter into multi-state actions or settlements. Several consumer financial laws like the Truth in Lending Act and Fair Credit Reporting Act grant enforcement or litigation authority to state attorneys general.

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

The Investment Company Act regulates the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and intend to continue to conduct, our business in a manner that does not result in the Company being characterized as an investment company, including relying on certain exemptions from registration as an investment company. We rely on guidance published by the SEC staff or on our analyses of such guidance to determine our qualification under these and other exemptions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our business operations accordingly, including inhibiting our ability to conduct our business operations. We cannot give assurance that the laws and regulations governing our Investment Company Act status or SEC guidance regarding the Investment Company Act will not change in a manner that adversely affects our operations. If we are deemed to be an investment company, we may attempt to seek exemptive relief from the SEC, which could impose significant costs on us. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company, we may also be required to institute burdensome compliance requirements and our activities may be restricted.

RISKS RELATED TO OUR INDEBTEDNESS

An inability to access adequate sources of liquidity may adversely affect our ability to fund operational requirements and satisfy financial obligations.

Our ability to access capital and credit may be significantly affected by disruption in the U.S. credit markets and any potential credit rating downgrades on our debt. In addition, the risk of volatility and uncertainty surrounding the macroeconomic environment could continue to create significant volatility in, and uncertainty around access to the capital markets. Historically, we have funded our operations and repaid our debt and other obligations using funds collected from our finance receivable portfolio and new debt issuances. Our current corporate credit ratings are below investment grade and, as a result, our borrowing costs may further increase and our ability to borrow may be limited. In addition to issuing unsecured debt in the public and private markets, we have raised capital through securitization transactions and, although there can be no assurances that we will be able to complete additional securitizations or issue additional unsecured debt, we currently expect our near-term sources of capital markets funding to continue to derive from securitization transactions and unsecured debt offerings.

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

OMFC and OMFG currently act as the servicers with respect to the personal loan securitization trusts and related series of asset-backed securities. If OMFC or OMFG defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and OMFC or OMFG, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could damage our reputation and have materially adverse consequences on our liquidity and cost of funds.

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

Further, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions' asset-backed securities, could result in decreased investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including but not limited to the Dodd-Frank Act and the Investment Company Act, may affect the type of securitizations that are completed and investors that we are able to market to.

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

While OMH intends to pay its minimum quarterly dividends, currently $1.00 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. As a result, we cannot give assurance that OMH will continue to pay dividends on its common stock in future periods, even if liquidity and target leverage objectives are met. See our “Dividend Policy” in Part II - Item 5 of this report for further information on dividends.

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
•certain rights with respect to the designation of directors for nomination and election to the Board, including the ability of Värde to appoint one director, for so long as Värde has beneficial ownership of less than 10% but at least 5% of the voting power of OMH;
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

These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and Board and, as a result, may adversely affect the market price of OMH's common stock and the ability of public stockholders to realize any potential change of control premium.

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

Certain states in which we are licensed to originate loans and the state in which our insurance subsidiaries are domiciled (Texas) have laws and regulations that require regulatory approval for the acquisition of “control” of regulated entities. In addition, Texas insurance laws and regulations generally provide that no person may acquire control, directly or indirectly, of a domiciled insurer, unless the person has provided the required information to, and the acquisition is subsequently approved or not disapproved by the Department of Insurance (“DOI”). Under state insurance laws or regulations, there exists a presumption of “control” when an acquiring party acquires as little as 10% of the voting securities of a regulated entity or of a company which itself controls (directly or indirectly) a regulated entity (the threshold is 10% under the insurance statute of Texas). Therefore, any person acquiring 10% or more of OMH's common stock may need the prior approval of the Texas insurance and/or licensing regulators, or a determination from such regulators that “control” has not been acquired, which could significantly delay or otherwise impede their ability to complete such purchase.

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

OMH may issue any or all of the shares of common stock authorized but unissued without any action or approval by OMH's stockholders, subject to certain exceptions. OMH also intends to continue to evaluate acquisition opportunities and may issue common stock in connection with any such acquisition. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by existing OMH's stockholders.

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

We lease administrative offices in Wilmington, Delaware; Irving, Texas; Charlotte, North Carolina; and New York, New York, which expire in 2023, 2025, 2025, and 2028, respectively. Additionally, we lease office space in Baltimore, Maryland, expiring in 2026, which has been partially sublet.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2022, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings also support our administrative and centralized functions.

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

On January 31, 2023, there were two record holders of OMH's common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On January 31, 2023, the closing price for OMH's common stock, as reported on the NYSE, was $43.14.

DIVIDEND POLICY

In February of 2019, the Board announced a program of quarterly dividends. While OMH intends to pay its minimum quarterly dividend, currently $1.00 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. OMH's dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future.

No trading market exists for OMFC’s common stock. All of OMFC’s common stock is held by OMH. To provide funding for the dividends mentioned above, OMFC paid dividends to OMH of $471 million and $1.3 billion in 2022 and 2021, respectively.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)

October 1 - October 31	659,386	$31.85	659,386	$761,198,965
November 1 - November 30	480,726	37.79	480,726	743,032,987
December 1 - December 31	481,529	36.34	481,529	725,533,397
Total	1,621,641	$34.94	1,621,641
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

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for OMH's common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from December 31, 2017 through December 31, 2022. This data assumes simultaneous investments of $100 on December 31, 2017 and reinvestment of any dividends. The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Stock Performance
$350
$300
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	At December 31,
	2017	2018	2019	2020	2021	2022
OneMain Holdings, Inc.	$100.00	$93.46	$175.88	$238.02	$294.29	$214.36
NYSE Composite Index	100.00	91.21	114.70	122.83	148.42	134.75
NYSE Financial Sector Index	100.00	86.93	112.73	110.21	138.03	120.56

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

An index to our management’s discussion and analysis follows:

Overview

We operate in the United States and market our personal loans in 44 states. We also offer two credit cards, BrightWay and BrightWay+, which are designed to reward customers for responsible credit activity such as consistent on-time payments. We continue to expand BrightWay and BrightWay+ credit cards across our branch network, through direct mail, and through our digital affiliates. In connection with our offerings, our insurance subsidiaries offer our personal loan customers optional credit and non-credit insurance, and other insurance-related products. We strive to meet our customers at their preferred channel and to deliver a seamless customer experience through our digital platforms or working with our expert team members at our approximately 1,400 locations. Our personal loans, credit cards, and other products help customers meet everyday needs and take steps to improve their financial well-being.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, and our website, www.omf.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At December 31, 2022, we had approximately 2.33 million personal loans totaling $19.9 billion of net finance receivables, of which 52% were secured by titled property, compared to approximately 2.34 million personal loans totaling $19.2 billion of net finance receivables, of which 52% were secured by titled property at December 31, 2021. We also service personal loans for our whole loan sale partners.

•Credit Cards — We offer credit cards through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered through our branch network, direct mail marketing, and direct-to-consumer via our affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At December 31, 2022, we had approximately 135 thousand open credit card customer accounts, totaling $107 million of net finance receivables, compared to approximately 66 thousand open credit card customer accounts, totaling $25 million of net finance receivables at December 31, 2021.

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

OUR SEGMENT

At December 31, 2022, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and insurance products. At December 31, 2022, we managed a combined total of 2.56 million customer accounts and $20.8 billion of managed receivables, compared to 2.45 million customer accounts and $19.6 billion of managed receivables at December 31, 2021.

The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans held for sale and reported in Other assets in our consolidated balance sheets. See Note 17 of the Notes to the Consolidated Financial Statements included in this report for more information about our segment.

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

Finance Receivables Originations and Purchase Volume

Because loan volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor originations, purchase volume, and annual percentage rate.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Stock Repurchase Program

On February 2, 2022, the Board authorized a stock repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. As of December 31, 2022, we had $726 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program.

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

Social Securitization Transaction - OMFIT 2022-S1

As part of our continued commitment to improve the financial well-being of hardworking Americans, on April 27, 2022, OMFC completed its first social securitization under Rule 144A. We issued $600 million principal amount of notes backed by personal loans (“OMFIT 2022-S1”) made to the target population identified in the OneMain 2022 ABS Social Bond Framework. OMFIT 2022-S1 has a revolving period of three years, during which no principal payments are required. Generally, the target population is comprised of borrowers residing in rural communities (by zip code), 75% of whom are lower income borrowers in these communities. Through the OneMain 2022 ABS Social Bond Framework we aim to promote financial inclusion to the target population by providing equitable access to fair and transparent credit. The OneMain 2022 ABS Social Bond Framework, which is available on OneMain’s Investor Relations website, aligns to the Social Bond Principles 2021, as administered by the International Capital Market Association.

Securitization Transactions Completed - ODART 2022-1, OMFIT 2022-2, and OMFIT 2022-3

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

Unsecured Corporate Revolver

On June 15, 2022, OMFC increased the total maximum borrowing capacity of its unsecured corporate revolver to $1.25 billion. At December 31, 2022, no amounts were drawn under this facility.

For further information regarding the redemption of our unsecured debt and our corporate revolver, see Note 8 of the Notes to the Consolidated Financial Statements included in this report.

Cash Dividends to OMH's Common Stockholders

For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Election and Resignation of Members of the Board

On January 27, 2022, Toos N. Daruvala was elected to the Board, effective February 14, 2022.

On February 24, 2022, Peter B. Sinensky resigned from the Board.

Appointments of OMFC’s President and Chief Executive Officer (“CEO”), and Vice President, Chief Financial Officer (“CFO”) and a new member of OMFC’s Board of Directors

On December 12, 2022, OMFC’s Board of Directors appointed Micah R. Conrad as OMFC’s President and CEO and elected Matthew Vaughan as Vice President, CFO of OMFC and to OMFC’s Board of Directors. Mr. Conrad succeeds Richard N. Tambor and Mr. Vaughan succeeds Mr. Conrad’s former position as CFO of OMFC.

Management’s Response to the COVID-19 Pandemic

In early 2020, COVID-19 evolved into a global pandemic, resulting in widespread volatility and deterioration in economic conditions across the states and regions that we serve. Throughout the pandemic, we maintained our focus on assisting and supporting our customers, while remaining committed to the safety of our employees. We continue to serve our customers by keeping our branch locations open with appropriate protective protocols in place and through our digital platform. This hybrid capability has sustained our operating performance through the pandemic and enabled us to serve and support our customers effectively.

OUTLOOK

We are actively monitoring the current macroeconomic developments, including geopolitical actions outside of the U.S., and remain prepared for any opportunities or challenges that may impact our business. Our financial condition and results of operations could be affected by macroeconomic conditions, including changes in unemployment, inflation, interest rates, and consumer confidence. We will continue to incorporate updates to our macroeconomic assumptions, as necessary, which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Our experienced management team remains focused on maintaining a solid balance sheet with a strong liquidity runway and capital coverage, upholding a conservative and disciplined underwriting model, and building strong relationships with our customers to ensure that we are serving them well. We believe we are well positioned to serve our customers, invest in our business, and drive long-term growth to create value for our stockholders as we navigate an ever-evolving economic, social, political, and regulatory environment.

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

(dollars in millions, except per share amounts)
At or for the Years Ended December 31,	2022	2021	2020

Interest income	$4,435	$4,364	$4,368
Interest expense	892	937	1,027
Provision for finance receivable losses	1,402	593	1,319
Net interest income after provision for finance receivable losses	2,141	2,834	2,022
Other revenues	629	531	526
Other expenses	1,607	1,624	1,571
Income before income taxes	1,163	1,741	977
Income taxes	285	427	247
Net income	$878	$1,314	$730

Share Data:
Earnings per share:
Diluted	$7.06	$9.87	$5.41

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$19,986	$19,212	$18,084
Average net receivables	$19,440	$18,281	$17,997
Yield	22.79%	23.84%	24.24%
Gross charge-off ratio	7.40%	5.41%	6.46%
Recovery ratio	(1.29)%	(1.21)%	(0.92)%
Net charge-off ratio	6.10%	4.20%	5.54%
Personal loans:
Net finance receivables	$19,879	$19,187	$18,084
Origination volume	$13,879	$13,825	$10,729
Number of accounts	2,334,097	2,336,845	2,304,951
Number of accounts originated	1,365,989	1,388,123	1,099,767
30-89 Delinquency ratio	3.07%	2.43%	2.28%
Credit cards (b):
Net finance receivables	$107	$25	$—
Purchase volume	$172	$26	$—
Number of open accounts	135,335	65,513	—
30-89 Delinquency ratio	5.90%	0.08%	—%
Debt balances:
Long-term debt balance	$18,281	$17,750	$17,800
Average daily debt balance	$17,854	$17,441	$18,080
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    There were no credit cards for the year ended December 31, 2020, as the product offering began in 2021.

Comparison of Consolidated Results for 2022 and 2021

Interest income increased $71 million or 2% in 2022 when compared to 2021 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest expense decreased $45 million or 5% in 2022 when compared to 2021 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

See Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding, and our revolving conduit facilities.

Provision for finance receivable losses increased $809 million or 136% in 2022 when compared to 2021 primarily driven by higher net charge-offs and an increase in the allowance for finance receivable losses due to the weakened macroeconomic environment and growth in the portfolio.

Other revenues increased $98 million or 18% in 2022 when compared to 2021 primarily due to an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period and lower net losses on the repurchases and repayments of debt in the current period compared to the prior year period.

Other expenses decreased $17 million or 1% in 2022 when compared to 2021 primarily due to a decrease in insurance policy and benefits claims expense due to favorable experiences in credit life and term life products, the prior year expense associated with the cash-settled stock-based awards not present in the current year, and a decrease in amortization expense of other intangibles primarily due to the customer relationships intangible asset being fully amortized in the prior year. The decrease was partially offset by an increase in salaries and benefits expense and an increase in software and technology expense driven by the continued investment in our business.

Income taxes totaled $285 million for 2022 compared to $427 million for 2021. The effective tax rate for 2022 was 24.5% compared to 24.6% for 2021. The effective tax rate for 2022 and 2021 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

See Note 13 of the Notes to the Consolidated Financial Statements included in this report for further information on effective tax rates.

Comparison of Consolidated Results for 2021 and 2020

For a comparison of OMH's results of operation for the years ended 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OMH’s Consolidated Results” in Part II - Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 11, 2022.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes the expense associated with the net loss resulting from repurchases and repayments of debt, restructuring charges, direct costs associated with COVID-19, the expense associated with the cash-settled stock-based awards, and acquisition-related transaction and integration expenses. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$1,177	$1,788	$1,021
Adjustments:
Net loss on repurchases and repayments of debt	26	70	36
Restructuring charges	7	—	7
Direct costs associated with COVID-19	4	6	17
Cash-settled stock-based awards	—	54	—
Acquisition-related transaction and integration expenses	—	—	11
Adjusted pretax income (non-GAAP)	1,214	1,918	1,092

Provision for finance receivable losses	1,399	587	1,313
Net charge-offs	(1,186)	(768)	(998)
Pretax capital generation (non-GAAP)	$1,427	$1,737	$1,407

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 1 of the Notes to the Consolidated Financial Statements included in this report for further information.

See Note 17 of the Notes to the Consolidated Financial Statements in this report for a description of our segment, methodologies used to allocate revenues and expenses to our C&I segment, and reconciliations of segment total to consolidated financial statement amounts.

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2022	2021	2020

Interest income	$4,429	$4,355	$4,353
Interest expense	886	930	1,007
Provision for finance receivable losses	1,399	587	1,313
Net interest income after provision for finance receivable losses	2,144	2,838	2,033
Other revenues	644	597	551
Other expenses	1,574	1,517	1,492
Adjusted pretax income (non-GAAP)	$1,214	$1,918	$1,092

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$19,987	$19,215	$18,091
Average net receivables	$19,442	$18,286	$18,009
Yield	22.78%	23.82%	24.17%
Gross charge-off ratio	7.40%	5.42%	6.46%
Recovery ratio	(1.29)%	(1.21)%	(0.92)%
Net charge-off ratio	6.10%	4.20%	5.54%
Personal loans:
Net finance receivables	$19,880	$19,190	$18,091
Origination volume	$13,879	$13,825	$10,729
Number of accounts	2,334,097	2,336,845	2,304,951
Number of accounts originated	1,365,989	1,388,123	1,099,767
30-89 Delinquency ratio	3.07%	2.43%	2.28%
Credit cards (b):
Net finance receivables	$107	$25	$—
Purchase volume	$172	$26	$—
Number of open accounts	135,335	65,513	—
30-89 Delinquency ratio	5.90%	0.08%	—%
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    There were no credit cards for the year ended December 31, 2020, as the product offering began in 2021.

Comparison of Adjusted Pretax Income for 2022 and 2021

Interest income increased $74 million or 2% in 2022 when compared to 2021 primarily due to growth in our loan portfolio, partially offset by lower yield.

Interest expense decreased $44 million or 5% in 2022 when compared to 2021 primarily due to a lower average cost of funds, partially offset by an increase in average debt.

See Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding, and our revolving conduit facilities.

Provision for finance receivable losses increased $812 million or 138% in 2022 when compared to 2021 primarily driven by higher net charge-offs and an increase in the allowance for finance receivable losses due to the weakened macroeconomic environment and growth in the portfolio.

Other revenues increased $47 million or 8% in 2022 when compared to 2021 primarily due to an increase in gains on the sales of finance receivables and an increase in servicing revenue associated with the whole loan sale program as a result of more loans sold in the current period.

Other expenses increased $57 million or 4% in 2022 when compared to 2021 primarily due to an increase in salaries and benefits expense and an increase in software and technology expense driven by the continued investment in our business. The increase was partially offset by a decrease in insurance policy and benefits claims expense primarily due to favorable experiences in credit life and term life products.

Comparison of Adjusted Pretax Income for 2021 and 2020

For a comparison of OMH's adjusted pretax income for C&I for the years ended 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OMH’s Consolidated Results” in Part II -Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 11, 2022.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $20.0 billion at December 31, 2022 and $19.2 billion at December 31, 2021. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work with customers as necessary and offer a variety of borrower assistance programs to help customers continue to make payments.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Personal Loans	Credit Cards
December 31, 2022
Current	$18,726	$93
30-59 days past due	357	3
60-89 days past due	253	3
90+ days past due	544	8
Total net finance receivables	$19,880	$107

Delinquency ratio
30-89 days past due	3.07%	5.90%
30+ days past due	5.80%	13.08%
60+ days past due	4.01%	9.69%
90+ days past due	2.74%	7.18%

December 31, 2021
Current	$18,340	$25
30-59 days past due	282	—
60-89 days past due	185	—
90+ days past due	383	—
Total net finance receivables	$19,190	$25

Delinquency ratio
30-89 days past due	2.43%	0.08%
30+ days past due	4.43%	0.08%
60+ days past due	2.96%	—%
90+ days past due	2.00%	—%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the overall unemployment rate. Our unemployment outlook leveraged projections from various industry leading forecast providers. We also considered inflationary pressures, consumer confidence levels, and continued interest rate increases negatively impacting the economic outlook. At December 31, 2022, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Year Ended December 31, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	1,376	23	3	1,402
Charge-offs	(1,431)	(7)	—	(1,438)
Recoveries	252	—	—	252
Balance at end of period	$2,294	$21	$(4)	$2,311

Allowance ratio	11.54%	19.12%	(a)	11.56%

Year Ended December 31, 2021
Balance at beginning of period	$2,283	$—	$(14)	$2,269
Provision for finance receivable losses	582	5	6	$593
Charge-offs	(990)	—	1	$(989)
Recoveries	222	—	—	$222
Balance at end of period	$2,097	$5	$(7)	$2,095

Allowance ratio	10.93%	19.91%	(a)	10.90%

Year Ended December 31, 2020 (b)
Balance at beginning of period	$849	$—	$(20)	$829
Impact of adoption of ASU 2016-13 (c)	1,119	—	(1)	1,118
Provision for finance receivable losses	1,313	—	6	1,319
Charge-offs	(1,163)	—	1	(1,162)
Recoveries	165	—	—	165
Balance at end of period	$2,283	$—	$(14)	$2,269

Allowance ratio	12.62%	—%	(a)	12.55%
(a)    Not applicable.
(b)    There were no credit cards for the year ended December 31, 2020 as the product offering began in 2021.
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

TDR FINANCE RECEIVABLES

We may modify the terms of our finance receivables to assist borrowers experiencing financial difficulties. When we modify a loan’s contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that loan as a TDR finance receivable.

Information regarding TDR net finance receivables for personal loans are as follows:

(dollars in millions)	Personal Loans	Segment to GAAP Adjustment	GAAP Basis

December 31, 2022
TDR net finance receivables	$915	$(11)	$904
Allowance for TDR finance receivable losses	373	(4)	369

December 31, 2021
TDR net finance receivables	$671	$(21)	$650
Allowance for TDR finance receivable losses	279	(9)	270

There were no credit cards classified as TDR finance receivables at December 31, 2022 or December 31, 2021.

DISTRIBUTION OF FINANCE RECEIVABLES BY FICO SCORE

There are many different categorizations used in the consumer lending industry to describe the creditworthiness of a borrower, including prime, near-prime, and sub-prime. While management does not utilize FICO scores to manage credit quality, we group FICO scores into the following categories for comparability purposes across our industry:

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

The following table reflects our net finance receivables grouped into the categories described above based on borrower FICO credit scores as of the most recently refreshed date or as of the loan origination or purchase date:

(dollars in millions)	Personal Loans	Credit Cards	Total

December 31, 2022
FICO scores
660 or higher	$4,255	$15	$4,270
620-659	4,986	37	5,023
619 or below	10,638	55	10,693
Total	$19,879	$107	$19,986

December 31, 2021
FICO scores *
660 or higher	$4,897	$14	$4,911
620-659	5,321	7	5,328
619 or below	8,969	4	8,973
Total	$19,187	$25	$19,212
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

During the year ended December 31, 2022, OMH generated net income of $878 million. OMH’s net cash inflow from operating and investing activities totaled $268 million for the year ended December 31, 2022. At December 31, 2022, our scheduled principal and interest payments for 2023 on our existing debt (excluding securitizations) totaled $1.5 billion. As of December 31, 2022, we had $9.3 billion of unencumbered loans.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due for at least the next 24 months.

OMFC’s Unsecured Corporate Revolver

At December 31, 2022, the borrowing capacity of our corporate revolver was $1.25 billion, and no amounts were drawn.

OMFC’s Redemption and Repurchases of Unsecured Debt

For information regarding the redemption and open market repurchases of OMFC’s unsecured debt, see Note 8 of the Notes to the Consolidated Financial Statements included in this report.

Securitizations and Borrowings from Revolving Conduit Facilities

During the year ended December 31, 2022, we completed four personal loan securitizations (OMFIT 2022-S1, ODART 2022-1, OMFIT 2022-2, and OMFIT 2022-3, see “Securitized Borrowings” below) and redeemed five personal loan securitizations (ODART 2018-1, OMFIT 2019-1, OMFIT 2015-3, OMFIT 2018-1, and OMFIT 2016-3). During the year ended December 31, 2022, we entered into one new revolving conduit facility. At December 31, 2022, $50 million was drawn under our revolving conduit facilities, and the remaining borrowing capacity was $6.1 billion. At December 31, 2022, we had $10.3 billion of gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2022	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the year ended December 31, 2022, OMH repurchased 7,181,023 shares of its common stock through its stock repurchase program for an aggregate total of $303 million, including commissions and fees. As of December 31, 2022, OMH held a total of 13,813,476 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $280 million.

For additional information regarding the shares repurchased, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of December 31, 2022, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 2, 2022	February 14, 2022	February 18, 2022	$0.95	$121
April 28, 2022	May 9, 2022	May 13, 2022	0.95	118
July 27, 2022	August 8, 2022	August 12, 2022	0.95	117
October 26, 2022	November 7, 2022	November 14, 2022	0.95	116
Total			$3.80	$472

To provide funding for the dividend, OMFC paid dividends of $471 million to OMH during the year ended December 31, 2022.

On February 7, 2023, OMH declared a dividend of $1.00 per share payable on February 24, 2023 to record holders of OMH's common stock as of the close of business on February 17, 2023. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $121 million payable on or after February 17, 2023.

While OMH intends to pay its minimum quarterly dividend, currently $1.00 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. OMH’s dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future. See our “Dividend Policy” in Part II - Item 5 of this report for further information.

Whole Loan Sale Transactions

As of December 31, 2022, we have whole loan sale flow agreements with third parties, with remaining terms of up to one year, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. During the year ended December 31, 2022, we sold $720 million of gross finance receivables, compared to $505 million during the year ended December 31, 2021. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $2.4 billion for the year ended December 31, 2022 reflected net income of $878 million, the impact of non-cash items, and an unfavorable change in working capital of $90 million. Net cash provided by operations of $2.2 billion for the year ended December 31, 2021 reflected net income of $1.3 billion, the impact of non-cash items, and an unfavorable change in working capital of $48 million. Net cash provided by operations of $2.2 billion for the year ended December 31, 2020 reflected net income of $730 million, the impact of non-cash items, and an unfavorable change in working capital of $118 million.

OMH's Investing Activities

Net cash used for investing activities of $2.1 billion for both the years ended December 31, 2022 and 2021 was primarily due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $751 million for the year ended December 31, 2020 was primarily due to net principal originations of finance receivables and purchases of available-for-sale and other securities, partially offset by calls, sales and maturities of available-for-sale and other securities.

OMH's Financing Activities

Net cash used for financing activities of $326 million for the year ended December 31, 2022 was primarily due to repayments and repurchases of long-term debt, cash dividends paid, and the cash paid to repurchase common stock, partially offset by the issuance and borrowings of long-term debt. Net cash used for financing activities of $1.8 billion and $370 million for the years ended December 31, 2021 and 2020, respectively, were primarily due to debt repayments, cash dividends paid, and the cash paid to repurchase common stock, partially offset by the issuance and borrowings of long-term debt.

OMH's Cash and Investments

At December 31, 2022, we had $498 million of cash and cash equivalents, which included $147 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At December 31, 2022, we had $1.8 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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
•pursuing additional debt financings (including new secured and unsecured debt issuances, debt refinancing transactions, unsecured corporate revolvers, and revolving conduit facilities), or a combination of the foregoing;
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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in this report for further information on these state restrictions and the dividends paid by our insurance subsidiaries from 2020 through 2022.

OUR DEBT AGREEMENTS

The debt agreements which OMFC and its subsidiaries are a party to include customary terms and conditions, including covenants and representations and warranties. See Note 8 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in this report for more information on the restrictive covenants under OMFC’s debt agreements, as well as the guarantees of OMFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of December 31, 2022, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	368	381	350	400	3.87%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	457	556	4.34%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.46%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	1,000	1,099	5.17%	2 years
OMFIT 2022-3 (c)	979	1,090	796	1,090	6.00%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1	1,000	1,053	1,000	1,053	0.98%	2 years
ODART 2022-1	600	632	600	632	4.92%	2 years
Total securitizations	$9,644	$10,411	$9,003	$10,076
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of December 31, 2022.
(c) On December 14, 2022, we issued $979 million of notes backed by personal loans and retained the Class C and Class D notes in the amount of $183 million. The notes mature in May of 2034.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 15 revolving conduit facilities with a total borrowing capacity of $6.2 billion as of December 31, 2022:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Funding IX, LLC	600	—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	400	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	50
Chicago River Funding, LLC	375	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	—
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
Total	$6,175	$50

Contractual Obligations
At December 31, 2022, our material contractual obligations were as follows:

(dollars in millions)	2023	2024-2025	2026-2027	2028+	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$9,003	$—	$—	$9,003
Medium-term notes	1,004	2,519	2,350	2,933	—	—	—	8,806
Junior subordinated debt	—	—	—	350	—	—	—	350
Private secured term funding (a)	—	—	—	—	—	350	—	350
Revolving conduit facilities (a)	—	—	—	—	—	—	50	50
Total principal maturities	1,004	2,519	2,350	3,283	9,003	350	50	18,559
Interest payments on debt (b)	513	787	435	1,124	899	64	9	3,831
Total	$1,517	$3,306	$2,785	$4,407	$9,902	$414	$59	$22,390
(a) On-balance sheet securitizations, private secured term funding, and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments.
(b) Future interest payments on floating-rate debt are estimated based upon rates in effect at December 31, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2022 or December 31, 2021.

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

Macroeconomic Sensitivity

To demonstrate the sensitivity of forecasting macroeconomic conditions, we compared the output of our model using a baseline scenario to that of a downside scenario. As of December 31, 2022, the impact of a ten percentage point increase in weighting towards a downside scenario increased the estimate by approximately $25 million.

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

The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2022		2021
(dollars in millions)	+100 bps	-100 bps	+100 bps	-100 bps

Assets
Net finance receivables, less allowance for finance receivable losses (a)	$(212)	$217	$(217)	$222
Fixed-maturity investment securities (b)	(70)	75	(84)	89

Liabilities
Long-term debt (b)	$(461)	$484	$(645)	$670
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

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Finance Receivable Losses for Personal Loans Collectively Evaluated for Impairment – Forecasted Macroeconomic Conditions

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for finance receivable losses for personal loans collectively evaluated for impairment was $1,921 million as of December 31, 2022. Management estimates the allowance for finance receivable losses for personal loans collectively evaluated for impairment primarily on historical loss experience using a cumulative loss model applied to the Company’s finance receivable portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which incorporated the overall unemployment rate.

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
February 10, 2023

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of OneMain Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneMain Finance Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Finance Receivable Losses for Personal Loans Collectively Evaluated for Impairment – Forecasted Macroeconomic Conditions

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for finance receivable losses for personal loans collectively evaluated for impairment was $1,921 million as of December 31, 2022. Management estimates the allowance for finance receivable losses for personal loans collectively evaluated for impairment primarily on historical loss experience using a cumulative loss model applied to the Company’s finance receivable portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which incorporated the overall unemployment rate.

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
February 10, 2023

We have served as the Company's auditor since 2002.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2022	2021

Assets
Cash and cash equivalents	$498	$541
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.7 billion and $1.9 billion in 2022, respectively, and $1.9 billion and $1.8 billion in 2021, respectively)	1,800	1,992
Net finance receivables (includes loans of consolidated VIEs of $10.4 billion in 2022 and $8.8 billion in 2021)	19,986	19,212
Unearned insurance premium and claim reserves	(749)	(761)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.1 billion in 2022 and $910 million in 2021)	(2,311)	(2,095)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,926	16,356
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $442 million in 2022 and $466 million in 2021)	461	476
Goodwill	1,437	1,437
Other intangible assets	261	274
Other assets	1,150	1,003
Total assets	$22,533	$22,079

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $9.4 billion in 2022 and $8.0 billion in 2021)	$18,281	$17,750
Insurance claims and policyholder liabilities	602	621
Deferred and accrued taxes	5	1
Other liabilities (includes other liabilities of consolidated VIEs of $20 million in 2022 and $13 million in 2021)	616	614
Total liabilities	19,504	18,986
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 121,042,125 and 127,809,640 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,689	1,672
Accumulated other comprehensive income (loss)	(119)	61
Retained earnings	2,125	1,727
Treasury stock, at cost; 13,813,476 and 6,712,923 shares at December 31, 2022 and December 31, 2021, respectively	(667)	(368)
Total shareholders’ equity	3,029	3,093
Total liabilities and shareholders’ equity	$22,533	$22,079
See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2022	2021	2020

Interest income	$4,435	$4,364	$4,368

Interest expense	892	937	1,027

Net interest income	3,543	3,427	3,341

Provision for finance receivable losses	1,402	593	1,319

Net interest income after provision for finance receivable losses	2,141	2,834	2,022

Other revenues:
Insurance	445	434	443
Investment	61	65	75
Gain on sales of finance receivables	63	47	—
Net loss on repurchases and repayments of debt	(27)	(78)	(39)
Other	87	63	47
Total other revenues	629	531	526

Other expenses:
Salaries and benefits	836	839	756
Other operating expenses	621	609	573
Insurance policy benefits and claims	150	176	242
Total other expenses	1,607	1,624	1,571

Income before income taxes	1,163	1,741	977

Income taxes	285	427	247

Net income	$878	$1,314	$730

Share Data:
Weighted average number of shares outstanding:
Basic	124,178,643	132,653,889	134,716,012
Diluted	124,417,274	133,054,494	134,919,258
Earnings per share:
Basic	$7.07	$9.90	$5.42
Diluted	$7.06	$9.87	$5.41

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Net income	$878	$1,314	$730

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(229)	(53)	66
Retirement plan liability adjustments	(12)	(1)	(2)
Foreign currency translation adjustments	(10)	1	2
Other	22	11	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	50	12	(15)
Retirement plan liability adjustments	3	1	—
Foreign currency translation adjustments	2	—	—
Other	(5)	(3)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	(179)	(32)	51
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	(1)	(1)	(1)
Reclassification adjustments included in net income, net of tax	(1)	(1)	(1)
Other comprehensive income (loss), net of tax	(180)	(33)	50

Comprehensive income	$698	$1,281	$780

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2022	$1	$1,672	$61	$1,727	$(368)	$3,093
Common stock repurchased	—	—	—	—	(303)	(303)
Treasury stock issued	—	—	—	(2)	4	2
Share-based compensation expense, net of forfeitures	—	31	—	—	—	31
Withholding tax on share-based compensation	—	(14)	—	—	—	(14)
Other comprehensive loss	—	—	(180)	—	—	(180)
Cash dividends (a)	—	—	—	(478)	—	(478)
Net income	—	—	—	878	—	878
Balance, December 31, 2022	$1	$1,689	$(119)	$2,125	$(667)	$3,029

Balance, January 1, 2021	$1	$1,655	$94	$1,691	$—	$3,441
Common stock repurchased	—	—	—	—	(368)	(368)
Share-based compensation expense, net of forfeitures	—	23	—	—	—	23
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive loss	—	—	(33)	—	—	(33)
Cash dividends (a)	—	—	—	(1,278)	—	(1,278)
Net income	—	—	—	1,314	—	1,314
Balance, December 31, 2021	$1	$1,672	$61	$1,727	$(368)	$3,093

Balance, January 1, 2020 (pre-adoption)	$1	$1,689	$44	$2,596	$—	$4,330
Net impact of adoption of ASU 2016-13 (b)	—	—	—	(828)	—	(828)
Balance, January 1, 2020 (post-adoption)	1	1,689	44	1,768	—	3,502
Common stock repurchased (c)	—	(45)	—	—	—	$(45)
Share-based compensation expense, net of forfeitures	—	17	—	—	—	17
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive income	—	—	50	—	—	50
Cash dividends (a)	—	—	—	(807)	—	(807)
Net income	—	—	—	730	—	730
Balance, December 31, 2020	$1	$1,655	$94	$1,691	$—	$3,441
(a) Cash dividends declared were $3.80 per share, $9.55 per share, and $5.94 per share in 2022, 2021, and 2020, respectively.
(b) As a result of the adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, on January 1, 2020, we recorded a one-time cumulative reduction to retained earnings, net of tax.
(c) The common stock repurchased was retired in 2020.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Cash flows from operating activities
Net income	$878	$1,314	$730
Reconciling adjustments:
Provision for finance receivable losses	1,402	593	1,319
Depreciation and amortization	262	264	264
Deferred income tax charge (benefit)	(62)	78	(42)
Net loss on repurchases and repayments of debt	27	78	39
Share-based compensation expense, net of forfeitures	31	23	17
Gain on sales of finance receivables	(63)	(47)	—
Other	2	(8)	3
Cash flows due to changes in other assets and other liabilities	(90)	(48)	(118)
Net cash provided by operating activities	2,387	2,247	2,212

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,775)	(2,514)	(748)
Proceeds from sales of finance receivables	790	560	—
Available-for-sale securities purchased	(530)	(517)	(456)
Available-for-sale securities called, sold, and matured	463	404	478
Other securities purchased	(6)	(708)	(538)
Other securities called, sold, and matured	14	701	542
Other, net	(75)	(69)	(29)
Net cash used for investing activities	(2,119)	(2,143)	(751)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	5,618	3,759	7,279
Repayments and repurchases of long-term debt	(5,149)	(3,921)	(6,792)
Cash dividends	(480)	(1,274)	(806)
Common stock repurchased	(303)	(368)	(45)
Treasury stock issued	2	—	—
Withholding tax on share-based compensation	(14)	(6)	(6)
Net cash used for financing activities	(326)	(1,810)	(370)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(58)	(1,706)	1,091
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,017	2,723	1,632
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$959	$1,017	$2,723

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2022	2021	2020

Supplemental cash flow information
Cash and cash equivalents	$498	$541	$2,272
Restricted cash and restricted cash equivalents	461	476	451
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$959	$1,017	$2,723

Interest paid	$(857)	$(891)	$(978)
Income taxes paid	(343)	(403)	(289)
Cash paid for amounts included in the measurement of operating lease liabilities	(58)	(58)	(57)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$66	$43	$47

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2022	2021

Assets
Cash and cash equivalents	$490	$510
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.7 billion and $1.9 billion in 2022, respectively, and $1.9 billion and $1.8 billion in 2021, respectively)	1,800	1,992
Net finance receivables (includes loans of consolidated VIEs of $10.4 billion in 2022 and $8.8 billion in 2021)	19,986	19,212
Unearned insurance premium and claim reserves	(749)	(761)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.1 billion in 2022 and $910 million in 2021)	(2,311)	(2,095)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,926	16,356
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $442 million in 2022 and $466 million in 2021)	461	476
Goodwill	1,437	1,437
Other intangible assets	261	274
Other assets	1,148	1,001
Total assets	$22,523	$22,046

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $9.4 billion in 2022 and $8.0 billion in 2021)	$18,281	$17,750
Insurance claims and policyholder liabilities	602	621
Deferred and accrued taxes	5	1
Other liabilities (includes other liabilities of consolidated VIEs of $20 million in 2022 and $13 million in 2021)	617	614
Total liabilities	19,505	18,986
Contingencies (Note 14)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at December 31, 2022 and December 31, 2021	5	5
Additional paid-in capital	1,933	1,916
Accumulated other comprehensive income (loss)	(119)	61
Retained earnings	1,199	1,078
Total shareholder’s equity	3,018	3,060
Total liabilities and shareholder’s equity	$22,523	$22,046

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Interest income	$4,435	$4,364	$4,368

Interest expense	892	937	1,027

Net interest income	3,543	3,427	3,341

Provision for finance receivable losses	1,402	593	1,319

Net interest income after provision for finance receivable losses	2,141	2,834	2,022

Other revenues:
Insurance	445	434	443
Investment	61	65	75
Gain on sales of finance receivables	63	47	—
Net loss on repurchases and repayments of debt	(27)	(78)	(39)
Other	87	63	47
Total other revenues	629	531	526

Other expenses:
Salaries and benefits	836	839	756
Other operating expenses	621	609	573
Insurance policy benefits and claims	150	176	242
Total other expenses	1,607	1,624	1,571

Income before income taxes	1,163	1,741	977

Income taxes	285	427	247

Net income	$878	$1,314	$730

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Net income	$878	$1,314	$730

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(229)	(53)	66
Retirement plan liability adjustments	(12)	(1)	(2)
Foreign currency translation adjustments	(10)	1	2
Other	22	11	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	50	12	(15)
Retirement plan liability adjustments	3	1	—
Foreign currency translation adjustments	2	—	—
Other	(5)	(3)	—
Other comprehensive income (loss), net of tax, before reclassification adjustments	(179)	(32)	51
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	(1)	(1)	(1)
Reclassification adjustments included in net income, net of tax	(1)	(1)	(1)
Other comprehensive income (loss), net of tax	(180)	(33)	50

Comprehensive income	$698	$1,281	$780

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder’s Equity

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2022	$5	$1,916	$61	$1,078	$3,060
Share-based compensation expense, net of forfeitures	—	31	—	—	31
Withholding tax on share-based compensation	—	(14)	—	—	(14)
Other comprehensive loss	—	—	(180)	—	(180)
Cash dividends	—	—	—	(757)	(757)
Net income	—	—	—	878	878
Balance, December 31, 2022	$5	$1,933	$(119)	$1,199	$3,018

Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Share-based compensation expense, net of forfeitures	—	23	—	—	23
Withholding tax on shared-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(33)	—	(33)
Cash dividends	—	—	—	(1,678)	(1,678)
Net income	—	—	—	1,314	1,314
Balance, December 31, 2021	$5	$1,916	$61	$1,078	$3,060

Balance, January 1, 2020 (pre-adoption)	$5	$1,888	$44	$2,388	$4,325
Net impact of adoption of ASU 2016-13 *	—	—	—	(828)	(828)
Balance, January 1, 2020 (post-adoption)	5	1,888	44	1,560	3,497
Share-based compensation expense, net of forfeitures	—	17	—	—	17
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive income	—	—	50	—	50
Cash dividends	—	—	—	(848)	(848)
Net income	—	—	—	730	730
Balance, December 31, 2020	$5	$1,899	$94	$1,442	$3,440
* As a result of the adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments on January 1, 2020, we recorded a one-time cumulative reduction to retained earnings, net of tax.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Cash flows from operating activities
Net income	$878	$1,314	$730
Reconciling adjustments:
Provision for finance receivable losses	1,402	593	1,319
Depreciation and amortization	262	264	264
Deferred income tax charge (benefit)	(62)	78	(42)
Net loss on repurchases and repayments of debt	27	78	39
Share-based compensation expense, net of forfeitures	31	23	17
Gain on sales of finance receivables	(63)	(47)	—
Other	2	(8)	3
Cash flows due to changes in other assets and other liabilities	(89)	(44)	(123)
Net cash provided by operating activities	2,388	2,251	2,207

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,775)	(2,514)	(748)
Proceeds from sales of finance receivables	790	560	—
Available-for-sale securities purchased	(530)	(517)	(456)
Available-for-sale securities called, sold, and matured	463	404	478
Other securities purchased	(6)	(708)	(538)
Other securities called, sold, and matured	14	701	542
Other, net	(75)	(69)	(29)
Net cash used for investing activities	(2,119)	(2,143)	(751)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	5,618	3,759	7,279
Repayments and repurchases of long-term debt	(5,149)	(3,921)	(6,792)
Cash dividends	(759)	(1,677)	(846)
Withholding tax on share-based compensation	(14)	(6)	(6)
Net cash used for financing activities	(304)	(1,845)	(365)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(35)	(1,737)	1,091
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	986	2,723	1,632
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$951	$986	$2,723

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2022	2021	2020

Supplemental cash flow information
Cash and cash equivalents	$490	$510	$2,272
Restricted cash and restricted cash equivalents	461	476	451
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$951	$986	$2,723

Interest paid	$(857)	$(891)	$(978)
Income taxes paid	(343)	(403)	(289)
Cash paid for amounts included in the measurement of operating lease liabilities	(58)	(58)	(57)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$66	$43	$47

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2022

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

2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using generally accepted accounting principles in the United States of America ("GAAP"). The statements include the accounts of OMH, its wholly owned subsidiaries, and variable interest entities ("VIEs") in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2022 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

ACCOUNTING POLICIES

Operating Segment

At December 31, 2022, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

We include the cash flows from finance receivables held for investment in our consolidated statements of cash flows as investing activities, except for collections of interest, which we include as cash flows from operating activities. We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, the insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in our consolidated statements of cash flows.

Finance Receivable Revenue Recognition

We recognize finance charges as revenue on the accrual basis using the interest method, which we report in Interest income in our consolidated statements of operations. We defer and amortize the costs to originate certain finance receivables and the revenue from nonrefundable fees, along with any premiums or discounts, as an adjustment to finance charge income using the interest method. For credit cards, we amortize certain deferred costs on a straight-line basis over a twelve-month period.

For our personal loans, we stop accruing finance charges when four payments (approximately 90 days) become contractually past due. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges. For credit cards, we continue to accrue finance charges and fees until charge-off when seven payments (approximately 180 days) become contractually past due, at which point we reverse finance charges and fees previously accrued.

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

Troubled Debt Restructured Finance Receivables

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty, participating in a counseling or settlement arrangement, or are in bankruptcy. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties and grant a concession that we would not otherwise consider, we classify that receivable as a TDR finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future. We establish reserves on our TDR finance receivables by discounting the estimated cash flows associated with the respective receivables at the effective interest rate prior to the modification to the account and record any difference between the discounted cash flows and the carrying value as an allowance adjustment.

When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce interest rate, extend the term, defer or forgive past due interest, or forgive principal. Additionally, as part of the modification, we may require qualifying payments and then the accounts are generally brought current for delinquency reporting.

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

We also establish reserves for TDR finance receivables, which are included in Allowance for finance receivable losses in our consolidated balance sheets. The allowance for finance receivable losses related to our TDR finance receivables represent loan-specific reserves based on an analysis of the present value of expected future cash flows. We establish our allowance for finance receivable losses related to our TDR finance receivables by calculating the present value (discounted at the loan’s effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. We use certain assumptions to estimate the expected cash flows from our TDR finance receivables. The primary assumptions to estimate these expected cash flows are prepayment speeds, default rates, and loss severity rates.

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

Intangible Assets other than Goodwill

At the time we initially recognize intangible assets, a determination is made with regard to each asset’s useful life. We have determined that each of our remaining intangible assets have indefinite lives with the exception of value of business acquired (“VOBA”), which has a finite useful life. We amortize our finite useful life intangible assets in a manner that reflects the pattern of economic benefit used.

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

For indefinite-lived intangible assets, we review for impairment at least annually and whenever events or changes in circumstances indicate the assets are more likely than not to be impaired. We first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets. The fair value is determined in accordance with our fair value measurement policy. If the carrying value exceeds the estimated fair value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification will be evaluated to determine whether such classification remains appropriate.

Leases

All our leases are classified as operating leases, and we are the lessee or sublessor in all our lease arrangements. At inception of an arrangement, we determine if a lease exists. At lease commencement date, we recognize a right-of-use asset and a lease liability measured at the present value of lease payments over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Since our operating leases do not provide an implicit rate, we utilize the best available information to determine our incremental borrowing rate, which is used to calculate the present value of lease payments. The right-of-use asset also includes any prepaid fixed lease payments and excludes lease incentives. Options to extend or terminate a lease may be included in our lease arrangements. We reflect the renewal or termination option in the right-of-use asset and lease liability when it is reasonably certain that we will exercise those options. In the normal course of business, we will renew leases that expire or replace them with leases on other properties.

We have elected the practical expedient to treat both the lease component and non-lease component for our leased office space portfolio as a single lease component. Operating lease costs for lease payments are recognized on a straight-line basis over the lease term and are included in Other operating expenses in our consolidated statements of operations. In addition to rent, we pay taxes, insurance, and maintenance expenses under certain leases as variable lease payments. The lease right-of-use assets are included in Other assets and the lease liabilities are included in Other liabilities in our consolidated balance sheets.

Insurance Premiums

We recognize revenue for short-duration contracts over the related contract period. Short-duration contracts primarily consist of credit life, credit disability, credit involuntary unemployment insurance, and collateral protection policies. We defer single premium credit insurance premiums from affiliates in unearned premium reserves, which we include as a reduction to Net finance receivables in our consolidated balance sheets. We recognize unearned premiums on credit life, credit disability, credit involuntary unemployment insurance, and collateral protection insurance as revenue using the sum-of-the-digits, straight-line or other appropriate methods over the terms of the policies. Premiums from reinsurance assumed are earned over the related contract period.

We recognize revenue on long-duration contracts when due from policyholders. Long-duration contracts include term and whole life, accidental death and dismemberment, and disability income protection. For single premium long-duration contracts, a liability is accrued, which represents the present value of estimated future policy benefits to be paid to or on behalf of policyholders and related expenses, when premium revenue is recognized. The effects of changes in such estimated future policy benefit reserves are classified in Insurance policy benefits and claims in our consolidated statements of operations.

We recognize commissions on optional products as Other revenues - other in our consolidated statements of operations when earned.

We may finance certain insurance products offered to our customers as part of finance receivables. In such cases, unearned premiums and certain unpaid claim liabilities related to our borrowers are netted and classified as contra-assets in Net finance receivables in our consolidated balance sheets. The insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in our consolidated statements of cash flows.

Policy and Claim Reserves

Policy reserves for credit life, credit disability, credit involuntary unemployment, and collateral protection insurance equal related unearned premiums. Reserves for losses and loss adjustment expenses are based on claims experience, actual claims reported, and estimates of claims incurred but not reported. Assumptions utilized in determining appropriate reserves are based on historical experience, adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience and industry standards, and revised if it is determined that future experience will differ substantially from that previously assumed. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are classified in Insurance policy benefits and claims in our consolidated statements of operations in the period in which the estimates are changed.

We accrue liabilities for future life insurance policy benefits associated with non-credit life contracts and base the amounts on assumptions as to investment yields, mortality, and surrenders. We base annuity reserves on assumptions as to investment yields and mortality. Ceded insurance reserves are included in Other assets in our consolidated balance sheets and include estimates of the amounts expected to be recovered from reinsurers on insurance claims and policyholder liabilities.

Insurance Policy Acquisition Costs

We defer insurance policy acquisition costs (primarily commissions, reinsurance fees, and premium taxes). We include deferred policy acquisition costs in Other assets in our consolidated balance sheets and amortize these costs over the terms of the related policies, whether directly written or reinsured.

Investment Securities

We generally classify our investment securities as available-for-sale or other, depending on management’s intent. Other securities primarily consist of equity securities and those securities for which the fair value option was elected.

Our investment securities classified as available-for-sale are recorded at fair value. We adjust related balance sheet accounts to reflect the current fair value of investment securities and record the adjustment, net of tax, in accumulated other comprehensive income or loss in shareholders’ equity. We record interest receivable on investment securities in Other assets in our consolidated balance sheets.

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

If we intend to sell an impaired investment security or we will likely be required to sell the security before recovery of its amortized cost basis less any current period credit loss, we recognize the impairment as a direct write-down in Other revenues - investment in our consolidated statements of operation equal to the difference between the investment security’s amortized cost and its fair value at the balance sheet date. Once the impairment is recorded, we adjust the investment security to a new amortized cost basis equal to the previous amortized cost basis less the impairment write-down recognized in the current period.

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

Interest receivables on our investment securities are excluded from the amortized cost and fair value and are recorded in Other assets in our consolidated balance sheets. We have elected not to measure an allowance on interest receivables due to our policy to reverse interest receivable at the time collectability is uncertain. The reversal of interest receivable is recorded in Other revenues - investment in our consolidated statements of operations.

Investment Revenue Recognition

We recognize interest on interest bearing fixed-maturity investment securities as revenue on the accrual basis. We amortize any premiums or accrete any discounts as a revenue adjustment using the interest method. We stop accruing interest revenue when the collection of interest becomes uncertain. We record dividends on equity securities as revenue on ex-dividend dates. We recognize income on mortgage-backed and asset-backed securities as revenue using an effective yield based on estimated prepayments of the underlying collateral. If actual prepayments differ from estimated prepayments, we calculate a new effective yield and adjust the net investment in the security accordingly. We record the adjustment, along with all investment securities revenue, in Other revenues - investment in our consolidated statements of operations. We specifically identify realized gains and losses on investment securities and include them in Other revenues - investment in our consolidated statements of operations.

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

Restricted Cash and Cash Equivalents

We include funds to be used for future debt payments and collateral relating to our secured debt, insurance regulatory deposits, and reinsurance trusts with third parties, in each case, in restricted cash and cash equivalents.

Long-term Debt

We generally report our long-term debt issuances at the face value of the debt instrument, which we adjust for any unaccreted discount, unamortized premium, or unamortized debt issuance costs associated with the debt. Other than securitized products, we generally accrete discounts, premiums, and debt issuance costs over the contractual life of the security using contractual payment terms. With respect to securitized products, we have elected to amortize deferred costs over the contractual life of the security. Accretion of discounts and premiums are recorded to Interest expense in our consolidated statements of operations.

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

Retirement Benefit Plans

We have funded and unfunded noncontributory defined pension plans. We recognize the net pension asset or liability, also referred to herein as the funded status of the benefit plan, in Other assets or Other liabilities in our consolidated balance sheets, depending on the funded status at the end of each reporting period. We recognize the net actuarial gains or losses and prior service cost or credit that arise during the period in other comprehensive income or loss.

Many of our employees are participants in our 401(k) Plan. Our contributions to the plan are charged to Salaries and benefits in our consolidated statements of operations.

Share-based Compensation Plans

We measure compensation cost for service-based and performance-based awards at estimated fair value and recognize compensation expense over the requisite service period for awards expected to vest. The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment to Salaries and benefits in our consolidated statements of operations in the period estimates are revised. For service-based awards subject to graded vesting, expense is recognized under the straight-line method. Expense for performance-based awards with graded vesting is recognized under the accelerated method, whereby each vesting is treated as a separate award with expense for each vesting recognized ratably over the requisite service period.

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

We measure and classify assets and liabilities in our consolidated balance sheets in a hierarchy for disclosure purposes consisting of three “Levels” based on the observability of inputs available in the marketplace used to measure the fair values. In general, we determine the fair value measurements classified as Level 1 based on inputs utilizing quoted prices in active markets for identical assets or liabilities that we have the ability to access. We generally obtain market price data from exchange or dealer markets. We do not adjust the quoted price for such instruments.

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

The amendments in this ASU become effective for the Company beginning January 1, 2023 and we will adopt using the modified retrospective transition method. This ASU requires a transition date of January 1, 2021 and will result in recasting prior periods.

Our long-duration contracts include term and whole life, accidental death and dismemberment, and disability income protection. The adoption of this ASU resulted in an increase to insurance claims and policyholder liabilities of $97 million, $71 million, and $18 million as of January 1, 2021, December 31, 2021, and December 31, 2022, respectively, and a reduction to accumulated other comprehensive income, net of tax, of $75 million, $56 million, and $8 million as of January 1, 2021, December 31, 2021, and December 31, 2022, respectively. The impact to retained earnings was immaterial as of January 1, 2021, December 31, 2021, and December 31, 2022.

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

The amendments in this ASU become effective for the Company beginning January 1, 2023 and we will adopt using the modified retrospective transition method. The adoption of this ASU will not have a material impact on the consolidated financial statements.

We do not believe that any other accounting pronouncements issued, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivables consist of personal loans and credit cards. Personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. During the third quarter of 2021, we began offering credit cards. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

December 31, 2022
Gross finance receivables *	$19,615	$107	$19,722
Unearned fees	(220)	—	(220)
Accrued finance charges and fees	299	—	299
Deferred origination costs	185	—	185
Total	$19,879	$107	$19,986

December 31, 2021
Gross finance receivables *	$18,944	$24	$18,968
Unearned fees	(225)	(1)	(226)
Accrued finance charges and fees	289	—	289
Deferred origination costs	179	2	181
Total	$19,187	$25	$19,212
* Personal loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2022		2021 (a)
(dollars in millions)	Amount	Percent	Amount	Percent

Personal Loans:
Texas	$1,954	10%	$1,812	9%
Florida	1,446	7	1,255	7
California	1,391	7	1,289	7
Pennsylvania	1,249	6	1,199	6
North Carolina	1,110	6	1,117	6
Ohio	963	5	960	5
Georgia	792	4	770	4
Illinois	777	4	765	4
New York	749	4	681	4
Indiana	726	4	728	4
Other	8,722	43	8,611	44
Total personal loans	$19,879	100%	$19,187	100%

Credit Cards:
California	$26	24%	$7	28%
Texas	15	14	4	14
Florida	8	8	2	7
Washington	5	5	1	5
Arizona	4	4	1	4
Pennsylvania	4	4	1	4
Other	45	41	9	38
Total credit cards	$107	100%	$25	100%
(a)    December 31, 2021 concentrations of net finance receivables are presented in the order of December 31, 2022 state concentrations.

WHOLE LOAN SALE TRANSACTIONS

As of December 31, 2022, we have whole loan sale flow agreements with third parties, with remaining terms of up to one year, in which we agreed to sell a combined total of $180 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues - other in our consolidated statements of operations. We sold $720 million and $505 million of gross finance receivables during the years ended December 31, 2022 and 2021, respectively. The gain on the sales were $63 million and $47 million during the years ended December 31, 2022 and 2021, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and collection of these accounts is managed by our centralized operations. We consider our personal loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $126 million and $77 million during the years ended December 31, 2022 and 2021, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $16 million and $13 million during the years ended December 31, 2022 and 2021, respectively. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed for the years ended December 31, 2022 and 2021 were immaterial.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2022	2021	2020	2019	2018	Prior	Total

December 31, 2022
Performing
Current	$10,614	$4,927	$1,758	$1,081	$240	$105	$18,725
30-59 days past due	136	136	43	28	9	5	357
60-89 days past due	92	101	32	19	6	3	253
Total performing	10,842	5,164	1,833	1,128	255	113	19,335
Nonperforming (Nonaccrual)
90+ days past due	160	246	74	44	13	7	544
Total	$11,002	$5,410	$1,907	$1,172	$268	$120	$19,879

(dollars in millions)	2021	2020	2019	2018	2017	Prior	Total

December 31, 2021
Performing
Current	$10,645	$3,935	$2,641	$814	$193	$109	$18,337
30-59 days past due	125	74	53	19	6	5	282
60-89 days past due	81	53	33	11	4	3	185
Total performing	10,851	4,062	2,727	844	203	117	18,804
Nonperforming (Nonaccrual)
90+ days past due	125	130	85	28	9	6	383
Total	$10,976	$4,192	$2,812	$872	$212	$123	$19,187

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)
December 31,	2022	2021

Current	$93	$25
30-59 days past due	3	—
60-89 days past due	3	—
90+ days past due	8	—
Total	$107	$25

There were no credit cards that were converted to term loans at December 31, 2022 or December 31, 2021.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES

Information regarding TDR finance receivables were as follows:

(dollars in millions)
December 31,	2022	2021

TDR gross finance receivables	$898	$646
TDR net finance receivables *	904	650
Allowance for TDR finance receivable losses	369	270
*    TDR net finance receivables are TDR gross finance receivables net of unearned fees, accrued finance charges, and deferred origination costs.

There were no credit cards classified as TDR finance receivables at December 31, 2022 or December 31, 2021.

Information regarding the new volume of the TDR finance receivables were as follows:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Pre-modification TDR net finance receivables	$738	$453	$499
Post-modification TDR net finance receivables:
Rate reduction	465	310	312
Other *	273	143	187
Total post-modification TDR net finance receivables	$738	$453	$499
Number of TDR accounts	88,901	55,229	66,484
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

TDR net finance receivables *	$136	$117	$105
Number of TDR accounts	17,297	16,046	15,229
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $81 million at December 31, 2022 and $54 million at December 31, 2021.

5. Allowance for Finance Receivable Losses

We establish an allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by the level of contractual delinquency in the portfolio, specifically in the late stage delinquency buckets and inclusive of the migration of the finance receivables through the delinquency buckets. We estimate and record an allowance for finance receivable losses to cover the estimated lifetime expected credit losses on our finance receivables, pursuant to the adoption of ASU 2016-13 on January 1, 2020. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions. See Note 2 for additional information regarding our accounting policies for allowance for finance receivable losses.

Our current methodology to estimate expected credit losses used the most recent macroeconomic forecasts, which incorporated the overall unemployment rate. Our unemployment outlook leveraged economic projections from various industry leading forecast providers. We also considered inflationary pressures, consumer confidence levels, and continued interest rate increases negatively impacting the economic outlook. At December 31, 2022, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the year ended December 31, 2022 was primarily due to the weakened macroeconomic environment and growth in our loan portfolio. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Year Ended December 31, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	1,379	23	1,402
Charge-offs	(1,431)	(7)	(1,438)
Recoveries	252	—	252
Balance at end of period	$2,290	$21	$2,311

Year Ended December 31, 2021
Balance at beginning of period	$2,269	$—	$2,269
Provision for finance receivable losses	588	5	593
Charge-offs	(989)	—	(989)
Recoveries	222	—	222
Balance at end of period	$2,090	$5	$2,095

Year Ended December 31, 2020 (a)
Balance at beginning of period	$829	$—	$829
Impact of adoption of ASU 2016-13 (b)	1,118	—	1,118
Provision for finance receivable losses	1,319	—	1,319
Charge-offs	(1,162)	—	(1,162)
Recoveries	165	—	165
Balance at end of period	$2,269	$—	$2,269
(a)    There were no credit cards for the year ended December 31, 2020 as the product offering began in 2021.
(b)    As a result of the adoption of ASU 2016-13 on January 1, 2020, we recorded a one-time adjustment to the allowance for finance receivable losses.

The allowance for finance receivable losses and net finance receivables by impairment method were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

December 31, 2022
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,921	$21	$1,942
TDR finance receivables	369	—	369
Total	$2,290	$21	$2,311

Finance receivables:
Collectively evaluated for impairment	$18,975	$107	$19,082
TDR finance receivables	904	—	904
Total	$19,879	$107	$19,986

Allowance for finance receivable losses as a percentage of finance receivables	11.52%	19.12%	11.56%

December 31, 2021
Allowance for finance receivable losses:
Collectively evaluated for impairment	$1,820	$5	$1,825
TDR finance receivables	270	—	270
Total	$2,090	$5	$2,095

Finance receivables:
Collectively evaluated for impairment	$18,537	$25	$18,562
TDR finance receivables	650	—	650
Total	$19,187	$25	$19,212

Allowance for finance receivable losses as a percentage of finance receivables	10.89%	19.91%	10.90%

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2022*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$(1)	$16
Obligations of states, municipalities, and political subdivisions	74	—	(8)	66
Commercial paper	55	—	—	55
Non-U.S. government and government sponsored entities	150	—	(8)	142
Corporate debt	1,251	1	(115)	1,137
Mortgage-backed, asset-backed, and collateralized:
RMBS	217	—	(25)	192
CMBS	38	—	(3)	35
CDO/ABS	95	—	(9)	86
Total	$1,897	$1	$(169)	$1,729

December 31, 2021*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$16	$—	$—	$16
Obligations of states, municipalities, and political subdivisions	76	3	—	79
Commercial paper	50	—	—	50
Non-U.S. government and government sponsored entities	151	4	—	155
Corporate debt	1,246	61	(5)	1,302
Mortgage-backed, asset-backed, and collateralized:
RMBS	169	3	(2)	170
CMBS	44	1	—	45
CDO/ABS	90	1	(1)	90
Total	$1,842	$73	$(8)	$1,907
*    The allowance for credit losses related to our investment securities as of December 31, 2022 and December 31, 2021 were immaterial.

Interest receivables reported in Other assets in our consolidated balance sheets totaled $14 million as of December 31, 2022 and $13 million as of December 31, 2021, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the years ended December 31, 2022 and 2021.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2022
U.S. government and government sponsored entities	$10	$—	$6	$(1)	$16	$(1)
Obligations of states, municipalities, and political subdivisions	48	(5)	15	(3)	63	(8)
Commercial paper	51	—	—	—	51	—
Non-U.S. government and government sponsored entities	104	(3)	32	(5)	136	(8)
Corporate debt	779	(54)	299	(61)	1,078	(115)
Mortgage-backed, asset-backed, and collateralized:
RMBS	106	(9)	68	(16)	174	(25)
CMBS	21	(2)	13	(1)	34	(3)
CDO/ABS	45	(3)	35	(6)	80	(9)
Total	$1,164	$(76)	$468	$(93)	$1,632	$(169)

December 31, 2021
U.S. government and government sponsored entities	$6	$—	$—	$—	$6	$—
Obligations of states, municipalities, and political subdivisions	10	—	—	—	10	—
Commercial paper	46	—	—	—	46	—
Non-U.S. government and government sponsored entities	19	—	5	—	24	—
Corporate debt	208	(3)	38	(2)	246	(5)
Mortgage-backed, asset-backed, and collateralized:
RMBS	81	(1)	15	(1)	96	(2)
CMBS	7	—	—	—	7	—
CDO/ABS	41	(1)	3	—	44	(1)
Total	$418	$(5)	$61	$(3)	$479	$(8)

On a lot basis, we had 2,280 and 570 investment securities in an unrealized loss position at December 31, 2022 and December 31, 2021, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of December 31, 2022, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of December 31, 2022, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the years ended December 31, 2022 and 2021, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the years ended December 31, 2022 and 2021.

The proceeds of available-for-sale securities sold or redeemed totaled $278 million, $250 million and $259 million during 2022, 2021, and 2020, respectively. The net realized gains and losses were immaterial during the years ended December 31, 2022, 2021 and 2020.

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2022 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$200	$201
Due after 1 year through 5 years	518	548
Due after 5 years through 10 years	541	614
Due after 10 years	157	184
Mortgage-backed, asset-backed, and collateralized securities	313	350
Total	$1,729	$1,897

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $532 million and $587 million at December 31, 2022 and December 31, 2021, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	December 31, 2022	December 31, 2021

Fixed maturity other securities:
Bonds	$23	$30
Preferred stock *	15	22
Common stock *	33	33
Total	$71	$85
*    We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held were $9 million for the year ended December 31, 2022 and immaterial for the years ended December 31, 2021 and 2020. Net realized gains and losses on other securities sold or redeemed were immaterial during 2022, 2021, and 2020.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

7. Goodwill and Other Intangible Assets

GOODWILL

The carrying amount of goodwill totaled $1.4 billion at December 31, 2022 and 2021. We did not record any impairments to goodwill during 2022, 2021 and 2020.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2022
Trade names	$220	$—	$220
Licenses	25	—	25
VOBA	105	(90)	15
Other	1	—	1
Total	$351	$(90)	$261

December 31, 2021
Trade names	$220	$—	$220
VOBA	105	(77)	28
Licenses	25	—	25
Customer relationships	223	(223)	—
Other	13	(12)	1
Total	$586	$(312)	$274
Amortization expense totaled $13 million in 2022, $32 million in 2021, and $37 million in 2020. The estimated aggregate amortization of other intangible assets for each of the next five years is immaterial.

8. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2022		December 31, 2021
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$18,109	$16,782	$17,578	$18,574
Junior subordinated debt	172	187	172	207
Total	$18,281	$16,969	$17,750	$18,781

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2022	2021	2020	2022	2021

Senior debt	4.97%	5.38%	5.68%	5.06%	5.05%
Junior subordinated debt	7.42	4.02	5.64	11.91	3.86
Total	4.99	5.37	5.68	5.12	5.03

Principal maturities of long-term debt by type of debt at December 31, 2022 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a) (e)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-6.55%	5.24%	4.57%	3.50%-8.25%	5.83%

2023	$—	$—	$—	$1,004	$—	$1,004
2024	—	—	—	1,270	—	1,270
2025	—	—	—	1,249	—	1,249
2026	—	—	—	1,600	—	1,600
2027	—	—	—	750	—	750
2028-2067	—	—	—	2,933	350	3,283
Secured (c)	9,003	350	50	—	—	9,403
Total principal maturities	$9,003	$350	$50	$8,806	$350	$18,559

Total carrying amount	$8,962	$349	$50	$8,748	$172	$18,281
Debt issuance costs (d)	(38)	(1)	—	(62)	—	(101)
(a)    Pursuant to the Base Indenture, the Supplemental Indentures and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b)    The interest rates shown are the range of contractual rates in effect at December 31, 2022.
(c)    Securitizations, private secured term funding, and borrowings under the revolving conduit facilities are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. See Note 9 for further information on our long-term debt associated with securitizations, private secured term funding, and revolving conduit facilities.
(d)    Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $31 million at December 31, 2022 and are reported in Other assets in our consolidated balance sheets.
(e)    During the year ended December 31, 2022, we repurchased, in the open market, portions of our Unsecured Notes in the amount of $269 million. In connection with these repurchases, we recognized a net gain of $2 million in Net loss on repurchases and repayments of debt in our consolidated statements of operations.

2022 DEBT ISSUANCES AND REDEMPTIONS

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

UNSECURED CORPORATE REVOLVER

On June 15, 2022, OMFC increased the total maximum borrowing capacity of its unsecured corporate revolver to $1.25 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At December 31, 2022, no amounts were drawn under this facility.

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

As of December 31, 2022, OMFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, OMFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by OMFC. OMFC can redeem the Junior Subordinated Debenture at par. On December 30, 2013, OMH entered into a guaranty agreement whereby it agreed to fully and unconditionally guarantee, on a junior subordinated basis, the payment of principal, premium (if any), and interest on the Junior Subordinated Debenture. The interest rate on the remaining principal balance of the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%, or 5.83% as of December 31, 2022. ICE Benchmark Administration and the Financial Conduct Authority have announced that the publication of the most commonly used USD LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. We expect the Junior Subordinated Debenture to transition from a LIBOR-based interest rate to a SOFR-based interest rate in accordance with the statutory framework provided by the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, and the rules adopted in December 2022 by the Board of Governors of the Federal Reserve System.

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

Based upon OMFC’s financial results for the year ended December 31, 2022, a mandatory trigger event did not occur with respect to the interest payment due in January of 2023, as OMFC was in compliance with both required ratios discussed above.

9. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including secured debt and revolving conduit transactions. We have determined that OMFC or OneMain Financial Holdings, LLC (“OMFH”) is the primary beneficiary of these VIEs and, as a result, we include each VIE’s assets, including any finance receivables securing the VIE’s debt obligations, and related liabilities in our consolidated financial statements and each VIE’s asset-backed debt obligations are accounted for as secured borrowings. OMFC or OMFH is deemed to be the primary beneficiary of each VIE because OMFC or OMFH, as applicable, has the ability to direct the activities of the VIE that most significantly impact its economic performance, including the losses it absorbs and its right to receive economic benefits that are potentially significant. Such ability arises from OMFC’s or OMFH’s and their affiliates’ contractual right to service the finance receivables securing the VIEs’ debt obligations. To the extent we retain any debt obligation or residual interest in an asset-backed financing facility, we are exposed to potentially significant losses and potentially significant returns.

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

(dollars in millions)
December 31,	2022	2021

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	10,432	8,821
Allowance for finance receivable losses	1,126	910
Restricted cash and restricted cash equivalents	442	466
Other assets	28	26

Liabilities
Long-term debt	$9,361	$7,999
Other liabilities	20	13

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $305 million in 2022, $293 million in 2021, and $338 million in 2020.

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

PRIVATE SECURED TERM FUNDING

At December 31, 2022, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 15 revolving conduit facilities with a total maximum borrowing capacity of $6.2 billion as of December 31, 2022. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of December 31, 2022. Amounts drawn on these facilities are collateralized by our personal loans.

At December 31, 2022, $50 million was drawn under these facilities and the remaining borrowing capacity was $6.1 billion.

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

INSURANCE RESERVES

Components of our insurance reserves were as follows:

(dollars in millions)
December 31,	2022	2021

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$672	$677
Claim reserves	77	84
Subtotal (a)	749	761
Payable to third-party beneficiaries (b)	257	256
Non-finance receivable related (b)	345	365
Total	$1,351	$1,382
(a) Reported in Unearned insurance premium and clam reserves in our consolidated balance sheets.
(b) Reported in Insurance claims and policyholder liabilities in our consolidated balance sheets.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $305 million and $322 million at December 31, 2022 and 2021, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $60 million and $62 million at December 31, 2022 and 2021, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

(dollars in millions)
At or for the Years Ended December 31,	2022	2021	2020

Balance at beginning of period	$118	$148	$117
Less reinsurance recoverables	(3)	(3)	(4)
Net balance at beginning of period	115	145	113
Additions for losses and loss adjustment expenses incurred to:
Current year	177	212	272
Prior years *	(11)	(18)	(11)
Total	166	194	261
Reductions for losses and loss adjustment expenses paid related to:
Current year	(108)	(135)	(161)
Prior years	(72)	(89)	(67)
Total	(180)	(224)	(228)
Foreign currency translation adjustment	1	—	(1)
Net balance at end of period	102	115	145
Plus reinsurance recoverables	3	3	3
Balance at end of period	$105	$118	$148
* At December 31, 2022, $11 million reflected a redundancy in the prior years’ net reserves, primarily due to net favorable developments of credit life, credit disability, and term life claims. At December 31, 2021, $18 million reflected a redundancy in the prior years’ net reserves, primarily due to net favorable developments of credit disability and unemployment claims. At December 31, 2020, $11 million reflected a redundancy in the prior years’ net reserves, primarily due to net favorable developments of credit life, credit disability, and term life claims.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2022, were as follows:

	Years Ended December 31,					At December 31, 2022
(dollars in millions)	2018 (a)	2019 (a)	2020 (a)	2021 (a)	2022	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2018	$146	$135	$134	$132	$131	$—	42,897	2.2%
2019	—	155	150	150	147	3	45,492	2.0%
2020	—	—	226	209	205	8	68,766	3.1%
2021	—	—	—	162	156	19	37,845	1.7%
2022	—	—	—	—	140	58	27,284	1.2%
Total					$779
(a) Unaudited.
(b) Includes expected development on reported claims.
(c) Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2022, were as follows:

	Years Ended December 31,
(dollars in millions)	2018 *	2019 *	2020 *	2021 *	2022
Credit Insurance
Accident Year
2018	$81	$115	$124	$129	$130
2019	—	88	128	139	144
2020	—	—	128	186	197
2021	—	—	—	99	137
2022	—	—	—	—	83
Total					$691

All outstanding liabilities before 2018, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$88
* Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2022

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$88
Other short-duration insurance lines	2
Total	90

Insurance lines other than short-duration	15
Total gross liability for unpaid claims and claim adjustment expense	$105

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure.

There have been no significant changes in methodologies or assumptions during 2022.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2022, were as follows:

Years	1	2	3	4	5
Credit insurance*	61.5%	26.5%	6.5%	3.6%	1.3%
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

Statutory net income (loss) for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Property and casualty:
Triton	$58	$66	$(7)

Life and health:
AHL	$98	$79	$114

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2022	2021

Property and casualty:
Triton	$210	$210

Life and health:
AHL	$387	$292

Our insurance companies are also subject to risk-based capital requirements adopted by the Texas DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2022 and 2021, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

DIVIDEND RESTRICTIONS

Our insurance subsidiaries are subject to domiciliary state regulations that limit their ability to pay dividends. AHL and Triton are domiciled in Texas. State law restricts the amounts that our insurance subsidiaries may pay as dividends without prior notice to the state of domicile DOI. The maximum amount of dividends, referred to as “ordinary dividends,” for a Texas domiciled life insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net gain from operations as of the prior year-end. Any amount greater must be approved by the state of domicile DOI. The maximum ordinary dividends for a Texas domiciled property and casualty insurance company that can be paid without prior approval in a 12 month period (measured retrospectively from the date of payment) is the greater of: (i) 10% of policyholders’ surplus as of the prior year-end or (ii) the statutory net income. Any amount greater must be approved by the state of domicile DOI. These approved dividends are called “extraordinary dividends.”

Ordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Property and casualty:
Triton	$50	$—	$—
Life and health:
AHL	$—	$50	$48

No extraordinary dividends were paid during 2022, 2021, or 2020.

11. Capital Stock and Earnings Per Share (OMH Only)

CAPITAL STOCK

OMH has two classes of authorized capital stock: preferred stock and common stock. OMFC has two classes of authorized capital stock: special stock and common stock. OMH and OMFC may issue preferred stock and special stock, respectively, in one or more series. The OMH Board of Directors (the “Board”) and the OMFC Board of Directors determine the dividend, liquidation, redemption, conversion, voting, and other rights prior to issuance.

Par value and shares authorized at December 31, 2022 were as follows:

	OMH		OMFC
	Preferred Stock *	Common Stock	Special Stock	Common Stock

Par value	$0.01	$0.01	$—	$0.50
Shares authorized	300,000,000	2,000,000,000	25,000,000	25,000,000
* No shares of OMH preferred stock or OMFC special stock were issued and outstanding at December 31, 2022 or 2021.

Changes in OMH shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2022	2021	2020

Balance at beginning of period	127,809,640	134,341,724	136,101,156
Common shares issued	333,038	180,839	272,266
Common shares repurchased*	(7,181,023)	(6,712,923)	(2,031,698)
Treasury stock issued	80,470	—	—
Balance at end of period	121,042,125	127,809,640	134,341,724
*    During the years ended December 31, 2022 and 2021, the common stock repurchased was held in treasury. During the year ended December 31, 2020, the common stock repurchased was retired.

OMFC shares issued and outstanding were as follows:

	Special Stock		Common Stock
	2022	2021	2022	2021

Shares issued and outstanding	—	—	10,160,021	10,160,021

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2022	2021	2020

Numerator (basic and diluted):
Net income	$878	$1,314	$730
Denominator:
Weighted average number of shares outstanding (basic)	124,178,643	132,653,889	134,716,012
Effect of dilutive securities *	238,631	400,605	203,246
Weighted average number of shares outstanding (diluted)	124,417,274	133,054,494	134,919,258
Earnings per share:
Basic	$7.07	$9.90	$5.42
Diluted	$7.06	$9.87	$5.41
* We have excluded weighted-average unvested restricted stock units totaling 1,335,442, 421,511, and 231,125 for 2022, 2021, and 2020, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of potentially dilutive shares outstanding during the period using the treasury stock method. The potentially dilutive shares represent outstanding unvested restricted stock units (“RSUs”).

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2022
Balance at beginning of period	$49	$1	$3	$8	$61
Other comprehensive income (loss) before reclassifications	(179)	(9)	(8)	17	(179)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	(1)
Balance at end of period	$(131)	$(8)	$(5)	$25	$(119)

Year Ended December 31, 2021
Balance at beginning of period	$91	$1	$2	$—	$94
Other comprehensive income (loss) before reclassifications	(41)	—	1	8	(32)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	(1)
Balance at end of period	$49	$1	$3	$8	$61

Year Ended December 31, 2020
Balance at beginning of period	$41	$3		$—	$44
Other comprehensive income (loss) before reclassifications	51	(2)	2	—	51
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	(1)
Balance at end of period	$91	$1	$2	$—	$94
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the years ended December 31, 2022 and 2021.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the years ended December 31, 2022, 2021, and 2020.

13. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries file a consolidated life/non-life federal tax return with the IRS. Income taxes from the consolidated federal and state tax returns are allocated to our eligible subsidiaries under a tax sharing agreement with OMH.

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2022, the Company had no undistributed foreign earnings.

Components of income before income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Income before income tax expense - U.S. operations	$1,142	$1,722	$973
Income before income tax expense - foreign operations	21	19	4
Total	$1,163	$1,741	$977

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Current:
Federal	$288	$298	$235
Foreign	4	1	9
State	55	50	45
Total current	347	349	289

Deferred:
Federal	(51)	55	(43)
State	(11)	23	1
Total deferred	(62)	78	(42)
Total	$285	$427	$247

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands.

OMH's and OMFC’s reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2022	2021	2020

Statutory federal income tax rate	21.00%	21.00%	21.00%

State income taxes, net of federal	2.93	3.27	3.52
Change in valuation allowance	0.18	0.24	0.08
Nondeductible compensation	0.48	0.50	0.25
Other, net	(0.08)	(0.45)	0.48
Effective income tax rate	24.51%	24.56%	25.33%

The lower effective income tax rate in 2022 as compared to 2021 is primarily due to lower state tax expense. The lower effective income tax rate in 2021 as compared to 2020 is primarily due to recording the benefit of tax credits and lower state tax expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Balance at beginning of year	$8	$10	$12
Lapse in statute of limitations	(3)	(2)	(4)
Increases in tax positions for prior years	1	2	—
Increases in tax positions for current years	—	2	2
Settlements with tax authorities	—	(4)	—
Balance at end of year	$6	$8	$10

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest and penalties related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

We are under examination by various states for the years 2017 to 2021. Management believes it has adequately provided for taxes for such years.

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2022	2021

Deferred tax assets:
Allowance for loan losses	$573	$523
Net operating losses and tax credits	35	32
Fair value of equity and securities investments	29	—
Capitalized research and experimental costs	29	—
Insurance reserves	24	34
Pension/employee benefits	24	22
Other	28	32
Total	742	643

Deferred tax liabilities:
Goodwill	166	144
Debt fair value adjustment	42	43
Deferred loan fees	25	33
Fair value of equity and securities investments	—	17
Fixed assets	16	13
Other	11	26
Total	260	276

Net deferred tax assets before valuation allowance	482	367
Valuation allowance	(30)	(28)
Net deferred tax assets	$452	$339

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets. The increase in net deferred tax assets of $113 million was primarily due to the tax effect of the increase in the allowance for finance receivable losses, the capitalization of research and experimental costs, and the fair value of investment securities.

At December 31, 2022, we had state net operating loss carryforwards of $480 million compared to $375 million at December 31, 2021. The state net operating loss carryforwards mostly expire between 2038 and 2043, except for some states which conform to the federal rules for indefinite carryforward. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit, of $24 million and $23 million at December 31, 2022 and 2021, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

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

Our operating right-of-use asset and liability balances were $152 million and $161 million, respectively, at December 31, 2022 and $140 million and $151 million, respectively, at December 31, 2021.

At December 31, 2022, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2023	$58
2024	46
2025	35
2026	23
2027	14
2028	2
Thereafter	1
Total lease payments	179
Imputed interest	(18)
Total	$161

Weighted Average Remaining Lease Term	3.71
Weighted Average Discount Rate	3.24%

Operating lease cost and variable lease cost, which are recorded in Other operating expenses in our consolidated statements of operations, were as follows:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Operating lease cost	$58	$60	$63
Variable lease cost	14	15	15
Total	$72	$75	$78

Our sublease income was immaterial for the years ended December 31, 2022, 2021, and 2020.

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

15. Retirement Benefit Plans

The Company sponsors various retirement benefit plans to eligible employees of the Company.

DEFINED CONTRIBUTION PLANS

OneMain 401(k) Plan

The OneMain 401(k) Plan (the “401(k) Plan”) provided for a 100% Company matching on the first 4% of the salary reduction contributions of the U.S. employees for 2022, 2021, and 2020. The salaries and benefits expense associated with this plan was $19 million in 2022, $17 million in 2021, and $18 million in 2020.

In addition, the Company may make a discretionary profit sharing contribution to the 401(k) Plan. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In no event, however, will the discretionary profit sharing contribution exceed 4% of annual pay. The Company did not make any discretionary profit sharing contributions to the 401(k) Plan in 2022, 2021, or 2020.

OneMain Nonqualified Deferred Compensation Plan

The OneMain Holdings, Inc. Nonqualified Deferred Compensation Plan (the “NQDC Plan”) was approved by the committee of the Board which oversees OMH’s compensation programs (the “Compensation Committee”) in October 2021 and provides certain eligible employees with the option to defer receipt of some or all of their annual cash incentives and some of their base salaries earned on or after January 1, 2022. Employer contributions are not permitted under the NQDC Plan and employee contributions will be fully vested at all times. Distributions of participant accounts will be made following a participant’s separation of service, death, disability, unforeseeable emergency or as of a future payment date specified by the participant. The NQDC Plan assets and related obligation was immaterial as of December 31, 2022.

Investment income or loss earned by the NQDC Plan is recorded as Other revenues - other in our consolidated statements of operations. The investment income or loss also represents an increase or decrease in the future payout to the participants with an offset recorded as Salaries and benefits in our consolidated statements of operations. The net effect of investment income or loss and the related salaries and benefits expense or benefit has no impact on our net income.

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

(dollars in millions)
At or for the Years Ended December 31,	2022	2021	2020

Projected benefit obligation, beginning of period	$374	$401	$364
Interest cost	8	7	10
Actuarial loss (gain) (a)	(91)	(18)	42
Benefits paid:
Plan assets	(16)	(16)	(15)
Projected benefit obligation, end of period (b)	275	374	401

Fair value of plan assets, beginning of period	383	405	363
Actual return on plan assets, net of expenses	(90)	(7)	56
Company contributions	1	1	1
Benefits paid:
Plan assets	(16)	(16)	(15)
Fair value of plan assets, end of period (b)	278	383	405
Funded status, end of period	$3	$9	$4

Net plan assets recognized in our consolidated balance sheets (b)	$3	$9	$4

Pretax net gain (loss) recognized in accumulated other comprehensive income (loss)	$(10)	$2	$3
(a)    For the years ended December 31, 2022, 2021, and 2020, the actuarial gains or losses were primarily due to year-over-year fluctuations in discount rates used to calculate the present value of benefit obligations for the defined benefit plans. Adoption of updated mortality assumptions had additional impacts on calculation of gains or losses.
(b)    Includes one overfunded benefit plan with net plan assets recognized in Other assets in our consolidated balance sheets of $14 million, $22 million, and $18 million at December 31, 2022, 2021, and 2020, respectively and three underfunded benefit plans, with net projected benefit obligations recognized in Other liabilities in our consolidated balance sheets of $11 million, $13 million, and $14 million at December 31, 2022, 2021, and 2020, respectively.

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)
Years Ended December 31,	2022	2021	2020

Components of net periodic benefit cost:
Interest cost	$8	$7	$10
Expected return on assets	(13)	(12)	(15)
Net periodic benefit cost	(5)	(5)	(5)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss	12	1	2
Total recognized in other comprehensive income	12	1	2

Total recognized in net periodic benefit cost and other comprehensive income	$7	$(4)	$(3)

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

December 31,	2022	2021

Projected benefit obligation:
Discount rate	4.96%	2.67%

Net periodic benefit costs:
Discount rate	2.67%	2.30%
Expected long-term rate of return on plan assets	3.54%	3.04%

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted FTSE Pension Discount Curve at December 31, 2022 and December 31, 2021, and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

At December 31, 2022, the actual asset allocation for the primary asset classes was 95% in fixed income securities, 4% in equity securities, and 1% in cash and cash equivalents. The 2023 target asset allocation for the primary asset classes is 95% in fixed income securities and 5% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 3.5% for the Springleaf Retirement Plan and 4.75% for the CommoLoCo Retirement Plan for 2022. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term, and thus, not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2022 are as follows:

(dollars in millions)	Expected Future Benefit Payments

2023	$17
2024	17
2025	17
2026	17
2027	18
2028-2032	90

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

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2022
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	1	—	—	1
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	16	192	—	208
U.S. high yield (d)	—	3	—	3
Total	$21	$195	$—	$216
Investments measured at NAV (e)				62
Total investments at fair value				$278

December 31, 2021
Assets:
Cash and cash equivalents	$4	$—	$—	$4
Equity securities:
U.S. (a)	1	1	—	2
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	28	276	—	304
U.S. high yield (d)	—	4	—	4
Total	$34	$281	$—	$315
Investments measured at NAV (e)				68
Total investments at fair value				$383
(a)    Includes mutual funds that track common market indexes such as the S&P 500 as well as other indexes comprised of investments in small and large cap companies.
(b)    Includes mutual funds that track common market indexes comprised of investments in companies in emerging and developed markets.
(c)    Includes mutual funds and collective investment trusts invested in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.
(d)    Includes mutual funds and collective investment trusts invested in securities or debt obligations that have a rating below investment grade.
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

16. Share-Based Compensation

ONEMAIN HOLDINGS, INC. AMENDED 2013 OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (the “Omnibus Plan”). As of December 31, 2022, 12,335,931 shares of common stock were reserved for issuance under the Omnibus Plan. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs, restricted stock awards, stock appreciation rights, and other stock-based awards and cash awards.

Total share-based compensation expense, net of forfeitures, for all equity-based awards totaled $29 million, $22 million, and $15 million during 2022, 2021, and 2020, respectively. The total income tax benefit recognized for stock-based compensation was $7 million, $6 million, and $4 million in 2022, 2021, and 2020, respectively. As of December 31, 2022, there was total unrecognized compensation expense of $41 million related to unvested stock-based awards that are expected to be recognized over a weighted average period of approximately two years.

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

Expense for service-based awards is amortized on a straight-line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2022, 2021, and 2020, was $50.43, $55.39, and $39.86, respectively. The total fair value of service-based awards that vested during 2022, 2021, and 2020 was $18 million, $12 million, and $15 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2022	736,285	$51.25
Granted	390,711	50.43
Vested	(359,145)	48.84
Forfeited	(27,436)	52.11
Unvested at December 31, 2022	740,415	51.43	2.14

Performance-based Awards

During 2022, 2021 and 2020, OMH awarded certain executives performance-based awards that may be earned based on the financial performance of OMH or the market performance of OMH’s common stock. These awards are subject to the achievement of performance goals during either a cumulative three-year period or up to a seven year period. The awards are considered earned after the attainment of the performance goal, which can occur during or after the performance period when results have been evaluated and approved by the Compensation Committee, and vest according to their certain terms and conditions.

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

The weighted average grant date fair value of performance-based awards issued in 2022, 2021, and 2020 was $50.34, $40.62, and $42.86, respectively. The total fair value of performance-based awards that vested was $7 million during 2022, and immaterial during 2021, and 2020.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2022	974,691	$39.12
Granted	120,353	50.34
Vested	(157,948)	31.27
Forfeited	(19,350)	45.12
Unvested at December 31, 2022	917,746	41.77	1.77

OTHER STOCK-BASED PLANS

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

No vesting conditions were satisfied during 2022 related to these awards. During 2021, the vesting conditions related to a portion of the cash-settled stock-based awards were satisfied and we recognized $54 million in salaries and benefits expense. For the remaining unvested awards, the fair value was estimated using an option-pricing model on the date the required event-based performance condition was satisfied. The unvested cash-settled stock-based awards are liability-classified and expense is recognized over the requisite service period, which is the period of time the remaining vesting conditions are expected to be satisfied. Additional salaries and benefits expense related to unvested cash-settled stock-based awards was immaterial during 2022 and 2021.

Employee Stock Purchase Plan

The OneMain Employee Stock Purchase Plan (“ESP Plan”) provides certain eligible employees the opportunity to purchase shares of common stock at a discount. The ESP Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and as such is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Board and stockholders of OMH approved and authorized 1,000,000 shares for issuance under the ESP Plan and became effective January 1, 2022. The Company issued 80,470 shares of treasury stock associated with the ESP Plan in 2022. The Company’s expense associated with the ESP Plan in 2022 is immaterial and is recorded in Salaries and benefits on our consolidated statements of operations.

17. Segment Information

At December 31, 2022, 2021, and 2020, Consumer and Insurance (“C&I”) was our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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
•Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis leveraging historical TDR receivables;
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

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2022
Interest income	$4,429	$5	$1	$4,435
Interest expense	886	3	3	892
Provision for finance receivable losses	1,399	—	3	1,402
Net interest income after provision for finance receivable losses	2,144	2	(5)	2,141
Other revenues	618	12	(1)	629
Other expenses	1,585	14	8	1,607
Income (loss) before income tax expense (benefit)	$1,177	$—	$(14)	$1,163

Assets	$20,487	$35	$2,011	$22,533

At or for the Year Ended December 31, 2021
Interest income	$4,355	$5	$4	$4,364
Interest expense	930	3	4	937
Provision for finance receivable losses	587	—	6	593
Net interest income after provision for finance receivable losses	2,838	2	(6)	2,834
Other revenues	527	12	(8)	531
Other expenses	1,577	21	26	1,624
Income (loss) before income tax expense (benefit)	$1,788	$(7)	$(40)	$1,741

Assets	$20,019	$40	$2,020	$22,079

At or for the Year Ended December 31, 2020
Interest income	$4,353	$6	$9	$4,368
Interest expense	1,007	4	16	1,027
Provision for finance receivables losses	1,313	—	6	1,319
Net interest income after provision for finance receivable losses	2,033	2	(13)	2,022
Other revenues	515	13	(2)	526
Other expenses	1,527	24	20	1,571
Income (loss) before income tax expense (benefit)	$1,021	$(9)	$(35)	$977

Assets	$20,376	$57	$2,038	$22,471

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2022
Assets
Cash and cash equivalents	$481	$17	$—	$498	$498
Investment securities	51	1,744	5	1,800	1,800
Net finance receivables, less allowance for finance receivable losses	—	—	19,272	19,272	17,675
Restricted cash and restricted cash equivalents	450	11	—	461	461
Other assets *	—	—	43	43	35

Liabilities
Long-term debt	$—	$16,969	$—	$16,969	$18,281

December 31, 2021
Assets
Cash and cash equivalents	$535	$6	$—	$541	$541
Investment securities	59	1,927	6	1,992	1,992
Net finance receivables, less allowance for finance receivable losses	—	—	20,083	20,083	17,117
Restricted cash and restricted cash equivalents	476	—	—	476	476
Other assets *	—	—	52	52	46

Liabilities
Long-term debt	$—	$18,781	$—	$18,781	$17,750
*Other assets at December 31, 2022 and December 31, 2021 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2022
Assets
Cash equivalents in mutual funds	$77	$—	$—	$77
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	55	—	55
Non-U.S. government and government sponsored entities	—	142	—	142
Corporate debt	5	1,129	3	1,137
RMBS	—	192	—	192
CMBS	—	35	—	35
CDO/ABS	—	86	—	86
Total available-for-sale securities	5	1,721	3	1,729
Other securities
Bonds:
Corporate debt	—	6	—	6
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	23	—	23
Preferred stock	15	—	—	15
Common stock	31	—	2	33
Total other securities	46	23	2	71
Total investment securities	51	1,744	5	1,800
Restricted cash equivalents in mutual funds	445	—	—	445
Restricted cash equivalents in securities	—	11	—	11
Total	$573	$1,772	$5	$2,350

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2021
Assets
Cash equivalents in mutual funds	$41	$—	$—	$41
Cash equivalents in securities	—	6	—	6
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	79	—	79
Commercial paper	—	50	—	50
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	5	1,292	5	1,302
RMBS	—	170	—	170
CMBS	—	45	—	45
CDO/ABS	—	90	—	90
Total available-for-sale securities	5	1,897	5	1,907
Other securities
Bonds:
Corporate debt	—	9	—	9
RMBS	—	1	—	1
CDO/ABS	—	20	—	20
Total bonds	—	30	—	30
Preferred stock	22	—	—	22
Common stock	32	—	1	33
Total other securities	54	30	1	85
Total investment securities	59	1,927	6	1,992
Restricted cash equivalents in mutual funds	468	—	—	468
Total	$568	$1,933	$6	$2,507

Due to the insignificant activity within the Level 3 assets during the years ended December 31, 2022 and 2021, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the years ended December 31, 2022 and 2021.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

We use the following methods and assumptions to estimate fair value.

Cash and Cash Equivalents

Cash equivalents in mutual funds include positions in money market funds with weighted average maturity within three months. Money market funds are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are categorized as Level 1 within the fair value table.

Cash equivalents in securities includes highly liquid investments with a maturity within three months of purchase. The carrying amount of these cash equivalents approximates fair value due to the short time between the purchase and expected maturity of these securities. Cash equivalents in securities are categorized as Level 2 within the fair value table.

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

We record at fair value long-term debt issuances that are deemed to incorporate an embedded derivative and for which it is impracticable for us to isolate and/or value the derivative. At December 31, 2022, we had no debt carried at fair value under the fair value option.

We estimate the fair values associated with variable rate secured term funding and revolving lines of credit to be equal to par.

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

As of December 31, 2022, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of December 31, 2022 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMH's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMH's management concluded that OMH's internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements as of December 31, 2022 included in this Annual Report on Form 10-K, has also audited the effectiveness of OMH's internal control over financial reporting as of December 31, 2022. The Report of Independent Registered Public Accounting Firm is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of December 31, 2022, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of December 31, 2022 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMFC's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMFC's management concluded that OMFC's internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in OMH’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of OMH’s fiscal year-end (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of OneMain Holdings, Inc. and OneMain Finance Corporation and their subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2022 and 2021

Consolidated Statements of Operations, years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Comprehensive Income, years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows, years ended December 31, 2022, 2021, and 2020

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

3.4	Amended and Restated Bylaws of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.). Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on February 3, 2023.

3.5
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

Exhibit
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

4.3.8
Twelfth Supplemental Indenture, dated as of June 22, 2021, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 3.500% Senior Notes due 2027 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on June 22, 2021.

4.3.9
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

10.2.7**
Form of Performance-Based Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, effective for grants on or after January 20, 2023, filed herewith as Exhibit 10.2.7.

10.2.8**
Form of Cash-Settled Stock-Based Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to OMH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019.

Exhibit
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

10.8.2
Joinder Agreement dated October 14, 2021 to the Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc., OMH Holdings, L.P. and Uniform InvestCo GP LLC, Incorporated by reference to Exhibit 10.8.2 to OMH’s Annual Report on Form 10-K filed on February 11, 2022.

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

Exhibit

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

OMH Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2023.

ONEMAIN HOLDINGS, INC.
(Registrant)

By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2023.

/s/ Douglas H. Shulman	/s/ Aneek S. Mamik
Douglas H. Shulman	Aneek S. Mamik
(President, Chief Executive Officer, Chairman of the Board, and Director — Principal Executive Officer)	(Director)

/s/ Micah R. Conrad	/s/ Valerie Soranno Keating
Micah R. Conrad	Valerie Soranno Keating
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)	(Director)

/s/ Michael A. Hedlund	/s/ Richard A. Smith
Michael A. Hedlund	Richard A. Smith
(Senior Vice President and Group Controller — Principal Accounting Officer)	(Director)

/s/ Roy A. Guthrie	/s/ Phyllis R. Caldwell
Roy A. Guthrie	Phyllis R. Caldwell
(Director)	(Director)

/s/ Toos N. Daruvala	/s/ Philip L. Bronner
Toos N. Daruvala	Philip L. Bronner
(Director)	(Director)

OMFC Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2023.

ONEMAIN FINANCE CORPORATION
(Registrant)

By:	/s/ Matthew Vaughan
Matthew Vaughan
Vice President - Senior Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2023.

/s/ Micah R. Conrad
Micah R. Conrad
(President, Chief Executive Officer, and Director — Principal Executive Officer)

/s/ Matthew Vaughan
Matthew Vaughan
(Vice President - Senior Managing Director, Chief Financial Officer, and Director — Principal Financial Officer)

/s/ Jeannette Osterhout
Jeannette Osterhout
(Executive Vice President and Director)

/s/ Michael A. Hedlund
Michael A. Hedlund
(Senior Vice President and Group Controller — Principal Accounting Officer)