Form 10-Q
period 2023-03-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2023-04-28
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2023

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At April 19, 2023, there were 120,587,214 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At April 19, 2023, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2018-12	The accounting standard issued by FASB in August of 2018, Financial Services-Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts
ASU 2022-02	The accounting standard issued by FASB in March of 2022, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of net finance receivables for each day in the period
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CFPB	Consumer Financial Protection Bureau
CMBS	commercial mortgage-backed securities
Corporate AMT	Corporate Alternative Minimum Tax, as implemented by the Inflation Reduction Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables
the unpaid principal balance of our personal loans. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
IRA	Inflation Reduction Act, signed into law on August 16, 2022
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Managed receivables	consist of our C&I net finance receivables and finance receivables serviced for our whole loan sale partners
Modified finance receivables	finance receivable contractually modified, subsequent to the adoption of ASU 2022-02 on January 1, 2023, as a result of the borrower’s financial difficulties
Moody’s	Moody’s Investors Service, Inc.
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust

Term or Abbreviation	Definition

OMFC	OneMain Finance Corporation
OMFH	OneMain Financial Holdings, LLC
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of credit card accounts that are not charged-off or closed accounts with a zero balance as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses

Private Secured Term Funding	$350 million aggregate principal amount of debt collateralized by our personal loans issued on April 25, 2022
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
Revenue yield	annualized credit card finance charges, net of merchant and ancillary servicing fees, as a percentage of average net credit card receivables
RMBS	residential mortgage-backed securities
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; and Thirteenth Supplemental Indenture, dated as of August 11, 2021
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring, prior to the adoption of ASU 2022-02 on January 1, 2023, in which a concession was granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered loans	unencumbered gross finance receivables excluding credit cards
Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.25 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$544	$498
Investment securities (includes available-for-sale securities with a fair value of $1.7 billion and an amortized cost basis of $1.9 billion in 2023 and 2022)	1,786	1,800
Net finance receivables (includes loans of consolidated VIEs of $11.1 billion in 2023 and $10.4 billion in 2022)	19,809	19,986
Unearned insurance premium and claim reserves	(740)	(749)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.2 billion in 2023 and $1.1 billion in 2022)	(2,298)	(2,311)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,771	16,926
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $513 million in 2023 and $442 million in 2022)	531	461
Goodwill	1,437	1,437
Other intangible assets	261	261
Other assets	1,113	1,154
Total assets	$22,443	$22,537

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $10.1 billion in 2023 and $9.4 billion in 2022)	$18,206	$18,281
Insurance claims and policyholder liabilities	615	620
Deferred and accrued taxes	22	5
Other liabilities (includes other liabilities of consolidated VIEs of $20 million in 2023 and $20 million in 2022)	519	616
Total liabilities	19,362	19,522
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 120,587,214 and 121,042,125 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,693	1,689
Accumulated other comprehensive loss	(108)	(127)
Retained earnings	2,188	2,119
Treasury stock, at cost; 14,475,790 and 13,813,476 shares at March 31, 2023 and December 31, 2022, respectively	(693)	(667)
Total shareholders’ equity	3,081	3,015
Total liabilities and shareholders’ equity	$22,443	$22,537

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2023	2022

Interest income	$1,094	$1,089

Interest expense	239	219

Net interest income	855	870

Provision for finance receivable losses	385	238

Net interest income after provision for finance receivable losses	470	632

Other revenues:
Insurance	111	111
Investment	25	15
Gain on sales of finance receivables	17	17
Other	24	19
Total other revenues	177	162

Other expenses:
Salaries and benefits	212	205
Other operating expenses	153	148
Insurance policy benefits and claims	47	42
Total other expenses	412	395

Income before income taxes	235	399

Income taxes	56	96

Net income	$179	$303

Share Data:
Weighted average number of shares outstanding:
Basic	120,765,661	127,075,714
Diluted	120,969,891	127,463,027
Earnings per share:
Basic	$1.48	$2.38
Diluted	$1.48	$2.38

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2023	2022

Net income	$179	$303

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	24	(105)
Foreign currency translation adjustments	—	2
Changes in discount rate for insurance claims and policyholder liabilities	4	32
Other	(3)	13
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(5)	24
Foreign currency translation adjustments	—	(1)
Changes in discount rate for insurance claims and policyholder liabilities	(1)	(7)
Other	—	(3)
Other comprehensive income (loss), net of tax, before reclassification adjustments	19	(45)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	(2)
Reclassification adjustments included in net income, net of tax	—	(2)
Other comprehensive income (loss), net of tax	19	(47)

Comprehensive income	$198	$256

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended March 31, 2023
Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (see Note 2)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(27)	(27)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	12	—	—	—	12
Withholding tax on share-based compensation	—	(8)	—	—	—	(8)
Other comprehensive income	—	—	19	—	—	19
Cash dividends *	—	—	—	(122)	—	(122)
Net income	—	—	—	179	—	179
Balance, March 31, 2023	$1	$1,693	$(108)	$2,188	$(693)	$3,081

Three Months Ended March 31, 2022
Balance, January 1, 2022	$1	$1,672	$5	$1,727	$(368)	$3,037
Common stock repurchased	—	—	—	—	(110)	(110)
Share-based compensation expense, net of forfeitures	—	12	—	—	—	12
Withholding tax on share-based compensation	—	(12)	—	—	—	(12)
Other comprehensive loss	—	—	(47)	—	—	(47)
Cash dividends *	—	—	—	(123)	—	(123)
Net income	—	—	—	303	—	303
Balance, March 31, 2022	$1	$1,672	$(42)	$1,907	$(478)	$3,060

* Cash dividends declared were $1.00 per share and $0.95 per share during the three months ended March 31, 2023 and 2022, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2023	2022

Cash flows from operating activities
Net income	$179	$303
Reconciling adjustments:
Provision for finance receivable losses	385	238
Depreciation and amortization	61	61
Deferred income tax charge	9	22
Share-based compensation expense, net of forfeitures	12	12
Gain on sales of finance receivables	(17)	(17)
Other	(1)	(2)
Cash flows due to changes in other assets and other liabilities	(66)	(65)
Net cash provided by operating activities	562	552

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(432)	(245)
Proceeds from sales of finance receivables	200	200
Available-for-sale securities purchased	(44)	(90)
Available-for-sale securities called, sold, and matured	88	196
Other securities purchased	(2)	(2)
Other securities called, sold, and matured	2	7
Other, net	(16)	(16)
Net cash provided by (used for) investing activities	(204)	50

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	843	198
Repayments and repurchases of long-term debt	(928)	(398)
Cash dividends	(123)	(126)
Common stock repurchased	(27)	(110)
Treasury stock issued	1	—
Withholding tax on share-based compensation	(8)	(12)
Net cash used for financing activities	(242)	(448)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	116	154
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	959	1,017
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,075	$1,171

Supplemental cash flow information
Cash and cash equivalents	$544	$640
Restricted cash and restricted cash equivalents	531	531
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,075	$1,171

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$533	$490
Investment securities (includes available-for-sale securities with a fair value of $1.7 billion and an amortized cost basis of $1.9 billion in 2023 and 2022)	1,786	1,800
Net finance receivables (includes loans of consolidated VIEs of $11.1 billion in 2023 and $10.4 billion in 2022)	19,809	19,986
Unearned insurance premium and claim reserves	(740)	(749)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.2 billion in 2023 and $1.1 billion in 2022)	(2,298)	(2,311)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	16,771	16,926
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $513 million in 2023 and $442 million in 2022)	531	461
Goodwill	1,437	1,437
Other intangible assets	261	261
Other assets	1,113	1,152
Total assets	$22,432	$22,527

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $10.1 billion in 2023 and $9.4 billion in 2022)	$18,206	$18,281
Insurance claims and policyholder liabilities	615	620
Deferred and accrued taxes	23	5
Other liabilities (includes other liabilities of consolidated VIEs of $20 million in 2023 and $20 million in 2022)	520	617
Total liabilities	19,364	19,523
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	1,937	1,933
Accumulated other comprehensive loss	(108)	(127)
Retained earnings	1,234	1,193
Total shareholder’s equity	3,068	3,004
Total liabilities and shareholder’s equity	$22,432	$22,527

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2023	2022

Interest income	$1,094	$1,089

Interest expense	239	219

Net interest income	855	870

Provision for finance receivable losses	385	238

Net interest income after provision for finance receivable losses	470	632

Other revenues:
Insurance	111	111
Investment	25	15
Gain on sales of finance receivables	17	17
Other	24	19
Total other revenues	177	162

Other expenses:
Salaries and benefits	212	205
Other operating expenses	153	148
Insurance policy benefits and claims	47	42
Total other expenses	412	395

Income before income taxes	235	399

Income taxes	56	96

Net income	$179	$303

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2023	2022

Net income	$179	$303

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	24	(105)
Foreign currency translation adjustments	—	2
Changes in discount rate for insurance claims and policyholder liabilities	4	32
Other	(3)	13
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(5)	24
Foreign currency translation adjustments	—	(1)
Changes in discount rate for insurance claims and policyholder liabilities	(1)	(7)
Other	—	(3)
Other comprehensive income (loss), net of tax, before reclassification adjustments	19	(45)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	(2)
Reclassification adjustments included in net income, net of tax	—	(2)
Other comprehensive income (loss), net of tax	19	(47)

Comprehensive income	$198	$256

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended March 31, 2023
Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 (see Note 2)	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	12	—	—	12
Withholding tax on share-based compensation	—	(8)	—	—	(8)
Other comprehensive income	—	—	19	—	19
Cash dividends	—	—	—	(150)	(150)
Net income	—	—	—	179	179
Balance, March 31, 2023	$5	$1,937	$(108)	$1,234	$3,068

Three Months Ended March 31, 2022
Balance, January 1, 2022	$5	$1,916	$5	$1,078	$3,004
Share-based compensation expense, net of forfeitures	—	12	—	—	12
Withholding tax on share-based compensation	—	(12)	—	—	(12)
Other comprehensive loss	—	—	(47)	—	(47)
Cash dividends	—	—	—	(223)	(223)
Net income	—	—	—	303	303
Balance, March 31, 2022	$5	$1,916	$(42)	$1,158	$3,037

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2023	2022

Cash flows from operating activities
Net income	$179	$303
Reconciling adjustments:
Provision for finance receivable losses	385	238
Depreciation and amortization	61	61
Deferred income tax charge	9	22
Share-based compensation expense, net of forfeitures	12	12
Gain on sales of finance receivables	(17)	(17)
Other	(1)	(2)
Cash flows due to changes in other assets and other liabilities	(66)	(64)
Net cash provided by operating activities	562	553

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(432)	(245)
Proceeds from sales of finance receivables	200	200
Available-for-sale securities purchased	(44)	(90)
Available-for-sale securities called, sold, and matured	88	196
Other securities purchased	(2)	(2)
Other securities called, sold, and matured	2	7
Other, net	(16)	(16)
Net cash provided by (used for) investing activities	(204)	50

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	843	198
Repayments and repurchases of long-term debt	(928)	(398)
Cash dividends	(152)	(226)
Withholding tax on share-based compensation	(8)	(12)
Net cash used for financing activities	(245)	(438)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	113	165
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	951	986
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,064	$1,151

Supplemental cash flow information
Cash and cash equivalents	$533	$620
Restricted cash and restricted cash equivalents	531	531
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,064	$1,151

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2023

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report. We follow the same significant accounting policies for our interim reporting except for the new accounting pronouncements subsequently adopted and disclosed in Note 2. To conform to the 2023 presentation, we reclassified certain items in prior periods of our condensed consolidated financial statements.

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The ASU requires the assumptions used to measure the liability for future policy benefits to be updated at least annually. The guidance prescribes the discount rate used to measure the liability to be an upper-medium grade fixed-income instrument yield and updated at each reporting date with changes in the liability due to the discount rate recognized in other comprehensive income.

The amendments in this ASU became effective for the Company beginning January 1, 2023 and we adopted using the modified retrospective transition method. This ASU required a transition date of January 1, 2021 and resulted in recasting prior periods.

The effects of the adoption of ASU 2018-12 to our condensed consolidated balance sheets were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

December 31, 2022
Other assets (OMH only)	$1,150	$4	$1,154
Other assets (OMFC only)	1,148	4	1,152
Insurance claims and policyholder liabilities	602	18	620
Accumulated other comprehensive loss	(119)	(8)	(127)
Retained earnings (OMH only)	2,125	(6)	2,119
Retained earnings (OMFC only)	1,199	(6)	1,193

March 31, 2022
Other assets (OMH only)	$981	$8	$989
Other assets (OMFC only)	980	8	988
Insurance claims and policyholder liabilities	621	37	658
Accumulated other comprehensive loss	(11)	(31)	(42)
Retained earnings (OMH only)	1,905	2	1,907
Retained earnings (OMFC only)	1,156	2	1,158

December 31, 2021
Other assets (OMH only)	$1,003	$16	$1,019
Other assets (OMFC only)	1,001	16	1,017
Insurance claims and policyholder liabilities	621	72	693
Accumulated other comprehensive income	61	(56)	5

January 1, 2021
Other assets (OMH and OMFC)	$1,054	$21	$1,075
Insurance claims and policyholder liabilities	621	97	718
Accumulated other comprehensive income	94	(76)	18

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of operations were as follows:

(dollars in millions, except per share amounts)	As Reported	ASU 2018-12 Adjustment	As Recast

Three Months Ended March 31, 2022
Insurance policy benefits and claims	$45	$(3)	$42
Income before income taxes	396	3	399
Income taxes	95	1	96
Net income	301	2	303
Basic EPS (OMH only)	2.37	0.01	2.38
Diluted EPS (OMH only)	2.36	0.02	2.38

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of comprehensive income were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

Three Months Ended March 31, 2022
Comprehensive income	$229	$27	$256

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of cash flows were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

Three Months Ended March 31, 2022
Net income	$301	$2	$303
Deferred income tax charge	21	1	22
Cash flows due to changes in other assets and other liabilities (OMH only)	(62)	(3)	(65)
Cash flows due to changes in other assets and other liabilities (OMFC only)	(61)	(3)	(64)

As a result of the adoption of ASU 2018-12, our significant accounting policy related to long-duration insurance contracts for policy and claim reserves has changed to reflect the requirements of the new standard. See below for the updated significant accounting policy as of the transition date of January 1, 2021.

Policy and Claim Reserves

Policy reserves are established for our long-duration contracts. The liability for future policy benefits is the present value of estimated future policy benefits to be paid to or on behalf of policyholders less the present value of estimated future net premiums to be collected from policyholders. To estimate the liability, we make assumptions for mortality, morbidity, lapses, and the discount rate.

At least annually, we update our estimate of the liability with actual experience and review our cash flow assumptions. The updated liability is discounted at the original discount rate at contract inception, and the change in the balance is recognized as a remeasurement gain or loss and included in Insurance policy benefits and claims in our consolidated statements of operations.

The discount rate assumption is the equivalent of an upper-medium grade fixed-income instrument yield. To determine the original discount rate at contract inception, we use a weighted average rate based on a forward yield curve over the contract issue year. At each reporting period, the liability is remeasured using the current discount rate and the change in the liability due to the discount rate is recognized in Accumulated other comprehensive income (loss) in our consolidated balance sheets.

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

We adopted the amendments in this ASU as of January 1, 2023 using the modified retrospective transition method.

Upon adoption, we recorded a decrease to the allowance for finance receivable losses of $16 million, a decrease to deferred tax assets of $4 million and a one-time corresponding cumulative increase to retained earnings, net of tax, of $12 million in our consolidated balance sheets as of January 1, 2023.

As a result of the adoption of ASU 2022-02, several of our significant accounting policies have changed to reflect the requirements of the new standard. See below for the updated significant accounting policies as of January 1, 2023.

Troubled Debt Restructured Finance Receivables

ASU 2022-02 superseded the accounting for troubled debt restructurings by creditors. As a result of the adoption of this ASU, the accounting for TDRs is no longer applicable for periods beginning on or after January 1, 2023.

Modified Finance Receivables to Borrowers Experiencing Financial Difficulty

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty, participating in a counseling or settlement arrangement, or are in bankruptcy. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future.

When we modify an account, we primarily use a combination of the following to reduce the borrower’s monthly payment: reduce the interest rate, extend the term, defer or forgive past due interest, or forgive principal. As part of the modification, we may require qualifying payments before the accounts are generally brought current for delinquency reporting. In addition, for principal forgiveness, we may require future payment performance by the borrower under the modified terms before the balances are contractually forgiven. We fully reserve for any potential principal forgiveness in our allowance for finance receivable losses.

Account modifications that are deemed to be a modified finance receivable are measured for impairment in accordance with our policy for allowance for finance receivable losses.

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

Other attributes in the model include loan modification status, collateral mix and recent credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses. We also consider key economic trends including unemployment rates. Forecasted macroeconomic conditions extend to our reasonable and supportable forecast period and revert to a historical average. No new volume is assumed. Personal loan renewals are a significant piece of our new volume and are considered a terminal event of the previous loan.

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

We generally charge off to the allowance for finance receivable losses on personal loans and credit cards that are beyond seven payments (approximately 180 days) past due. Exceptions include accounts in bankruptcy, which are generally charged off at the earlier of notice of discharge or when the customer becomes seven payments past due, and accounts of deceased borrowers, which are generally charged off at the time of notice. Generally, we start repossession of any titled personal property when the customer becomes two payments (approximately 30 days) past due and may charge off prior to the account becoming seven payments (approximately 180 days) past due.

We may renew delinquent secured or unsecured personal loan accounts if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the renewed loan. We subject all renewals to the same credit risk underwriting process as we would a new application for credit.

See Notes 3 and 4 for additional information on the adoption of ASU 2022-02.

3. Finance Receivables

Our finance receivables consist of personal loans and credit cards. Personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

March 31, 2023
Gross finance receivables *	$19,444	$121	$19,565
Unearned fees	(215)	—	(215)
Accrued finance charges and fees	276	—	276
Deferred origination costs	182	1	183
Total	$19,687	$122	$19,809

December 31, 2022
Gross finance receivables *	$19,615	$107	$19,722
Unearned fees	(220)	—	(220)
Accrued finance charges and fees	299	—	299
Deferred origination costs	185	—	185
Total	$19,879	$107	$19,986
* Personal loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees.

WHOLE LOAN SALE TRANSACTIONS

As of March 31, 2023, we have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a combined total of $135 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations. We sold $180 million of gross finance receivables during the three months ended March 31, 2023 and 2022. The gain on the sales were $17 million during the three months ended March 31, 2023 and 2022.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. We consider our personal loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $37 million and $27 million during the three months ended March 31, 2023 and 2022, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $6 million and $4 million during the three months ended March 31, 2023 and 2022, respectively. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed for the three months ended March 31, 2023 and 2022 were immaterial.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

March 31, 2023
Performing
Current	$2,641	$9,224	$4,195	$1,464	$861	$260	$18,645
30-59 days past due	3	137	98	31	19	9	297
60-89 days past due	—	98	72	22	13	6	211
Total performing	2,644	9,459	4,365	1,517	893	275	19,153
Nonperforming (Nonaccrual)
90+ days past due	—	217	206	61	35	15	534
Total	$2,644	$9,676	$4,571	$1,578	$928	$290	$19,687

Gross charge-offs	$—	$139	$199	$59	$34	$14	$445

(dollars in millions)	2022	2021	2020	2019	2018	Prior	Total

December 31, 2022
Performing
Current	$10,614	$4,927	$1,758	$1,081	$240	$105	$18,725
30-59 days past due	136	136	43	28	9	5	357
60-89 days past due	92	101	32	19	6	3	253
Total performing	10,842	5,164	1,833	1,128	255	113	19,335
Nonperforming (Nonaccrual)
90+ days past due	160	246	74	44	13	7	544
Total	$11,002	$5,410	$1,907	$1,172	$268	$120	$19,879

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	March 31, 2023	December 31, 2022

Current	$106	$93
30-59 days past due	4	3
60-89 days past due	3	3
90+ days past due	9	8
Total	$122	$107

There were no credit cards that were converted to term loans at March 31, 2023 or December 31, 2022.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

Information regarding modified finance receivables to borrowers experiencing financial difficulty on or after January 1, 2023, the effective date of ASU 2022-02, were as follows:

(dollars in millions)	Three Months Ended March 31, 2023

Interest rate reduction and term extension	$126
Interest rate reduction and principal forgiveness	96
Payment delays	—
Total modifications to borrowers experiencing financial difficulties	$222

Modifications as a percent of net finance receivables	1.13%

Information regarding the financial effect of modifications to borrowers experiencing financial difficulty on or after January 1, 2023, the effective date of ASU 2022-02, were as follows:

(dollars in millions)	Three Months Ended March 31, 2023

Weighted-average interest rate reduction	21.32%
Weighted-average term extension (months)	19
Principal/interest forgiveness	$11

Information regarding the performance of modified finance receivables to borrowers experiencing financial difficulty on or after January 1, 2023, the effective date of ASU 2022-02, were as follows:

(dollars in millions)	March 31, 2023

Current	$159
30-59 days past due	27
60-89 days past due	14
90+ days past due	22
Total	$222

There were no modified finance receivables to borrowers experiencing financial difficulty on or after January 1, 2023, the effective date of ASU 2022-02, and for which there was a default during the period to cause the modified finance receivable to be considered nonperforming (90 days or more past due).

See Notes 2 and 4 for additional information on the adoption of ASU 2022-02.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES PRIOR TO ADOPTION OF ASU 2022-02

ASU 2022-02 superseded the accounting for troubled debt restructurings by creditors. Due to the adoption of this ASU, the following disclosures related to troubled debt restructuring finance receivables are no longer applicable for reporting periods beginning in 2023.

Information regarding TDR finance receivables were as follows:

(dollars in millions)	December 31, 2022

TDR gross finance receivables	$898
TDR net finance receivables *	904
Allowance for TDR finance receivable losses	369
*    TDR net finance receivables are TDR gross finance receivables net of unearned fees, accrued finance charges, and deferred origination costs.

There were no credit cards classified as TDR finance receivables at December 31, 2022.

Information regarding the new volume of the TDR finance receivables were as follows:

(dollars in millions)	Three Months Ended March 31, 2022

Pre-modification TDR net finance receivables	$134
Post-modification TDR net finance receivables:
Rate reduction	87
Other *	47
Total post-modification TDR net finance receivables	$134
Number of TDR accounts	16,165
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

(dollars in millions)	Three Months Ended March 31, 2022

TDR net finance receivables *	$30
Number of TDR accounts	3,796
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $99 million at March 31, 2023 and $81 million at December 31, 2022.

4. Allowance for Finance Receivable Losses

We establish an allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by the level of contractual delinquency in the portfolio, specifically in the late stage delinquency buckets and inclusive of the migration of the finance receivables through the delinquency buckets. We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At March 31, 2023, our economic forecast used a reasonable and supportable period of 12 months. The decrease in our allowance for finance receivable losses for the three months ended March 31, 2023 was primarily due to the adoption of ASU 2022-02. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Three Months Ended March 31, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 *	(16)	—	(16)
Provision for finance receivable losses	377	8	385
Charge-offs	(445)	(6)	(451)
Recoveries	69	—	69
Balance at end of period	$2,275	$23	$2,298

Three Months Ended March 31, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	233	5	238
Charge-offs	(329)	—	(329)
Recoveries	67	—	67
Balance at end of period	$2,061	$10	$2,071
*    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 2 and 3 for additional information on the adoption of ASU 2022-02.

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2023*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$(1)	$16
Obligations of states, municipalities, and political subdivisions	73	—	(6)	67
Commercial paper	55	—	—	55
Non-U.S. government and government sponsored entities	151	—	(7)	144
Corporate debt	1,219	3	(99)	1,123
Mortgage-backed, asset-backed, and collateralized:
RMBS	213	—	(23)	190
CMBS	38	—	(3)	35
CDO/ABS	93	—	(7)	86
Total	$1,859	$3	$(146)	$1,716

December 31, 2022*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$(1)	$16
Obligations of states, municipalities, and political subdivisions	74	—	(8)	66
Commercial paper	55	—	—	55
Non-U.S. government and government sponsored entities	150	—	(8)	142
Corporate debt	1,251	1	(115)	1,137
Mortgage-backed, asset-backed, and collateralized:
RMBS	217	—	(25)	192
CMBS	38	—	(3)	35
CDO/ABS	95	—	(9)	86
Total	$1,897	$1	$(169)	$1,729
*    The allowance for credit losses related to our investment securities as of March 31, 2023 and December 31, 2022 were immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million as of March 31, 2023 and December 31, 2022. There were no material amounts reversed from investment revenue for available-for-sale securities for the three months ended March 31, 2023 and 2022.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2023
U.S. government and government sponsored entities	$10	$—	$6	$(1)	$16	$(1)
Obligations of states, municipalities, and political subdivisions	12	—	50	(6)	62	(6)
Commercial paper	51	—	—	—	51	—
Non-U.S. government and government sponsored entities	30	—	93	(7)	123	(7)
Corporate debt	311	(8)	712	(91)	1,023	(99)
Mortgage-backed, asset-backed, and collateralized:
RMBS	48	(2)	125	(21)	173	(23)
CMBS	9	—	26	(3)	35	(3)
CDO/ABS	18	—	58	(7)	76	(7)
Total	$489	$(10)	$1,070	$(136)	$1,559	$(146)

December 31, 2022
U.S. government and government sponsored entities	$10	$—	$6	$(1)	$16	$(1)
Obligations of states, municipalities, and political subdivisions	48	(5)	15	(3)	63	(8)
Commercial paper	51	—	—	—	51	—
Non-U.S. government and government sponsored entities	104	(3)	32	(5)	136	(8)
Corporate debt	779	(54)	299	(61)	1,078	(115)
Mortgage-backed, asset-backed, and collateralized:
RMBS	106	(9)	68	(16)	174	(25)
CMBS	21	(2)	13	(1)	34	(3)
CDO/ABS	45	(3)	35	(6)	80	(9)
Total	$1,164	$(76)	$468	$(93)	$1,632	$(169)

On a lot basis, we had 2,176 and 2,280 investment securities in an unrealized loss position at March 31, 2023 and December 31, 2022, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of March 31, 2023, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of March 31, 2023, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2023 and 2022, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three months ended March 31, 2023 and 2022.

The proceeds of available-for-sale securities sold or redeemed during the three months ended March 31, 2023 and 2022 totaled $26 million and $163 million, respectively. The net realized gains and losses were immaterial during the three months ended March 31, 2023 and 2022.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2023 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$192	$194
Due after 1 year through 5 years	544	571
Due after 5 years through 10 years	532	592
Due after 10 years	137	158
Mortgage-backed, asset-backed, and collateralized securities	311	344
Total	$1,716	$1,859

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $535 million and $532 million at March 31, 2023 and December 31, 2022, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2023	December 31, 2022

Fixed maturity other securities:
Bonds	$21	$23
Preferred stock *	16	15
Common stock *	33	33
Total	$70	$71
*    We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held were immaterial for the three months ended March 31, 2023 and 2022. Net realized gains and losses on other securities sold or redeemed were immaterial for the three months ended March 31, 2023 and 2022.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at March 31, 2023 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-7.07%	5.77%	5.55%	3.50%-8.25%	6.58%

Remainder of 2023	$—	$—	$—	$226	$—	$226
2024	—	—	—	1,270	—	1,270
2025	—	—	—	1,249	—	1,249
2026	—	—	—	1,600	—	1,600
2027	—	—	—	750	—	750
2028-2067	—	—	—	2,932	350	3,282
Secured (c)	9,654	350	100	—	—	10,104
Total principal maturities	$9,654	$350	$100	$8,027	$350	$18,481

Total carrying amount	$9,611	$349	$100	$7,974	$172	$18,206
Debt issuance costs (d)	(40)	(1)	—	(57)	—	(98)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at March 31, 2023.
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
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $31 million at March 31, 2023 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At March 31, 2023, the total maximum borrowing capacity of our unsecured corporate revolver was $1.25 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At March 31, 2023, no amounts were drawn under this facility.

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

(dollars in millions)	March 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	11,108	10,432
Allowance for finance receivable losses	1,206	1,126
Restricted cash and restricted cash equivalents	513	442
Other assets	29	28

Liabilities
Long-term debt	$10,060	$9,361
Other liabilities	20	20

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $101 million and $65 million during the three months ended March 31, 2023 and 2022, respectively.

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

PRIVATE SECURED TERM FUNDING

At March 31, 2023, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 15 revolving conduit facilities with a total maximum borrowing capacity of $6.2 billion as of March 31, 2023. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of March 31, 2023. Amounts drawn on these facilities are collateralized by our personal loans.

At March 31, 2023, an aggregate amount of $100 million was drawn under these facilities and the remaining borrowing capacity was $6.1 billion.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts:

	At or for the Three Months Ended March 31,
(dollars in millions)	2023	2022 (a)

Balance at beginning of period	$93	$102
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	90	99
Additions for losses and loss adjustment expenses incurred to:
Current year	42	46
Prior years (b)	(1)	(6)
Total	41	40
Reductions for losses and loss adjustment expenses paid related to:
Current year	(12)	(13)
Prior years	(27)	(27)
Total	(39)	(40)
Net balance at end of period	92	99
Plus reinsurance recoverables	3	3
Balance at end of period	$95	$102
(a)    As a result of the modified retrospective adoption of ASU 2018-12, we have recorded a $16 million reduction to the 2022 beginning balance, and the previously reported balances were recast to exclude reserves for unpaid claims on our long-duration contracts. These reserves have been included in our estimate of the liability for future policy benefits as of the transition date of January 1, 2021. See Note 2 for additional information on the adoption of ASU 2018-12.
(b)    At March 31, 2023, $1 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit disability claims during the period. At March 31, 2022, $6 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit life claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present value of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$252	$48	$313	$69
Effect of cumulative changes in discount rate assumptions (beginning of period)	(8)	—	(53)	(10)
Beginning balance at original discount rate	244	48	260	59
Effect of actual variances from expected experience	(2)	—	1	—
Adjusted balance at beginning of period	242	48	261	59
Interest accretion	6	—	27	(1)
Net premiums collected	(7)	(2)	(10)	(2)
Ending balance at original discount rate	241	46	278	56
Effect of changes in discount rate assumptions	5	—	35	6
Balance at ending of period	$246	$46	$313	$62

The present value of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$483	$126	$601	$165
Effect of cumulative changes in discount rate assumptions (beginning of period)	(17)	(1)	(109)	(27)
Beginning balance at original discount rate	466	125	492	138
Effect of actual variances from expected experience	1	(1)	2	(1)
Adjusted balance at beginning of period	467	124	494	137
Net issuances	1	—	1	—
Interest accretion	9	3	27	1
Benefit payments	(16)	(4)	(17)	(4)
Ending balance at original discount rate	461	123	505	134
Effect of changes in discount rate assumptions	12	—	66	14
Balance at ending of period	$473	$123	$571	$148

The net liability for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$227	$77	$258	$86
Deferred profit liability	15	54	16	61
Total net liability for future policy benefits	$242	$131	$274	$147

The weighted-average duration of the liability for future policy benefits was 8 years at March 31, 2023 and 2022.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Three Months Ended March 31,
(dollars in millions)	2023	2022
Term and whole life	$242	$274
Accidental death and disability protection	131	147
Other*	242	237
Total	$615	$658
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$466	$159	$586	$181
Discounted	326	114	442	142
Expected future benefit payments:
Undiscounted	670	181	741	198
Discounted	473	123	571	148

The revenue and interest related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Three Months Ended March 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$11	$5	$17	$5
Interest accretion	3	3	—	1
Total	$14	$8	$17	$6

The expected and actual experience for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Three Months Ended March 31,
	2023		2022
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.39%	0.01%	0.40%	0.01%
Actual	0.31%	0.01%	0.43%	0.01%
Lapses:
Expected	3.18%	2.24%	2.70%	2.27%
Actual	1.67%	0.34%	0.96%	0.33%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2023		2022
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.26%	4.86%	5.26%	4.85%
Current discount rate	5.07%	5.06%	3.68%	3.61%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended March 31,
	2023	2022

Balance at beginning of period	121,042,125	127,809,640
Common stock issued	207,403	252,277
Common stock repurchased	(683,384)	(2,282,552)
Treasury stock issued	21,070	14,471
Balance at end of period	120,587,214	125,793,836

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended March 31,
(dollars in millions, except per share data)	2023	2022

Numerator (basic and diluted):
Net income	$179	$303
Denominator:
Weighted average number of shares outstanding (basic)	120,765,661	127,075,714
Effect of dilutive securities *	204,230	387,313
Weighted average number of shares outstanding (diluted)	120,969,891	127,463,027
Earnings per share:
Basic	$1.48	$2.38
Diluted	$1.48	$2.38
* We have excluded weighted-average unvested restricted stock units totaling 1,543,976 and 1,172,754 for the three months ended March 31, 2023 and 2022, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in discount rate for insurance claims and policyholder liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	19	—	—	3	(3)	19
Balance at end of period	$(112)	$(8)	$(5)	$(5)	$22	$(108)

Three Months Ended March 31, 2022
Balance at beginning of period	$49	$1	$3	$(56)	$8	$5
Other comprehensive income (loss) before reclassifications	(81)	—	1	25	10	(45)
Reclassification adjustments from accumulated other comprehensive income (loss)	(2)	—	—	—	—	(2)
Balance at end of period	$(34)	$1	$4	$(31)	$18	$(42)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three months ended March 31, 2023 and 2022.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three months ended March 31, 2023 and 2022.

11. Income Taxes

We had a net deferred tax asset of $438 million and $456 million at March 31, 2023 and December 31, 2022, respectively.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the three months ended March 31, 2023 was 24.0%, compared to 24.1% for the same period in 2022. The effective tax rate for the three months ended March 31, 2023 and 2022 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2021. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $6 million at March 31, 2023 and December 31, 2022. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our condensed consolidated financial statements.

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

13. Segment Information

At March 31, 2023, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 and Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2023
Interest income	$1,092	$1	$1	$1,094
Interest expense	238	—	1	239
Provision for finance receivable losses	385	—	—	385
Net interest income after provision for finance receivable losses	469	1	—	470
Other revenues	176	1	—	177
Other expenses	409	3	—	412
Income (loss) before income tax expense (benefit)	$236	$(1)	$—	$235

Assets	$21,199	$30	$1,214	$22,443

Three Months Ended March 31, 2022
Interest income	$1,087	$1	$1	$1,089
Interest expense	217	1	1	219
Provision for finance receivable losses	237	—	1	238
Net interest income after provision for finance receivable losses	633	—	(1)	632
Other revenues	158	4	—	162
Other expenses	392	4	(1)	395
Income before income tax expense	$399	$—	$—	$399

Assets	$19,756	$40	$2,020	$21,816

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2023
Assets
Cash and cash equivalents	$538	$6	$—	$544	$544
Investment securities	52	1,729	5	1,786	1,786
Net finance receivables, less allowance for finance receivable losses	—	—	19,150	19,150	17,511
Restricted cash and restricted cash equivalents	531	—	—	531	531
Other assets *	—	—	41	41	31

Liabilities
Long-term debt	$—	$17,057	$—	$17,057	$18,206

December 31, 2022
Assets
Cash and cash equivalents	$481	$17	$—	$498	$498
Investment securities	51	1,744	5	1,800	1,800
Net finance receivables, less allowance for finance receivable losses	—	—	19,272	19,272	17,675
Restricted cash and restricted cash equivalents	450	11	—	461	461
Other assets *	—	—	43	43	35

Liabilities
Long-term debt	$—	$16,969	$—	$16,969	$18,281
*Other assets at March 31, 2023 and December 31, 2022 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2023
Assets
Cash equivalents in mutual funds	$109	$—	$—	$109
Cash equivalents in securities	—	6	—	6
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	67	—	67
Commercial paper	—	55	—	55
Non-U.S. government and government sponsored entities	—	144	—	144
Corporate debt	5	1,115	3	1,123
RMBS	—	190	—	190
CMBS	—	35	—	35
CDO/ABS	—	86	—	86
Total available-for-sale securities	5	1,708	3	1,716
Other securities
Bonds:
Corporate debt	—	5	—	5
CDO/ABS	—	16	—	16
Total bonds	—	21	—	21
Preferred stock	16	—	—	16
Common stock	31	—	2	33
Total other securities	47	21	2	70
Total investment securities	52	1,729	5	1,786
Restricted cash equivalents in mutual funds	517	—	—	517
Total	$678	$1,735	$5	$2,418

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2022
Assets
Cash equivalents in mutual funds	$77	$—	$—	$77
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	55	—	55
Non-U.S. government and government sponsored entities	—	142	—	142
Corporate debt	5	1,129	3	1,137
RMBS	—	192	—	192
CMBS	—	35	—	35
CDO/ABS	—	86	—	86
Total available-for-sale securities	5	1,721	3	1,729
Other securities
Bonds:
Corporate debt	—	6	—	6
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	23	—	23
Preferred stock	15	—	—	15
Common stock	31	—	2	33
Total other securities	46	23	2	71
Total investment securities	51	1,744	5	1,800
Restricted cash equivalents in mutual funds	445	—	—	445
Restricted cash equivalents in securities	$—	$11	$—	11
Total	$573	$1,772	$5	$2,350

Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2023 and 2022, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three months ended March 31, 2023 and 2022.

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
•changes in federal, state, or local laws, regulations, or regulatory policies and practices or increased regulatory scrutiny of our business or industry;
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
We also direct readers to the other risks and uncertainties discussed in Part I - Item 1A. “Risk Factors” included in our Annual Report and in other documents we file with the SEC.

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

Overview

We operate in the United States and market our personal loans in 44 states. We service the loans that we originate and retain on our balance sheet, as well as loans owned by third parties on their behalf in connection with our whole loan sale program and legacy businesses. In connection with our offerings, our insurance subsidiaries offer our personal loan customers optional credit and non-credit insurance, and other insurance-related products. We also offer two credit cards, BrightWay and BrightWay+, which are designed to reward customers for responsible credit activity such as consistent on-time payments. We strive to meet our customers at their preferred channel and to deliver a seamless customer experience through our digital platforms, distribution partnerships, or working with our expert team members at our approximately 1,400 locations. Our personal loans, credit cards, and other products help customers meet everyday needs and take steps to improve their financial well-being.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, distribution partnerships, and our website, www.omf.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At March 31, 2023, we had approximately 2.30 million personal loans totaling $19.7 billion of net finance receivables, of which 52% were secured by titled property, compared to approximately 2.33 million personal loans totaling $19.9 billion of net finance receivables, of which 52% were secured by titled property at December 31, 2022. We also service personal loans for our whole loan sale partners.

•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, through direct mail, and through our digital affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At March 31, 2023, we had approximately 161 thousand open credit card customer accounts, totaling $122 million of net finance receivables, compared to approximately 135 thousand open credit card customer accounts, totaling $107 million of net finance receivables at December 31, 2022.

•Optional Insurance Products — We offer our customers optional credit insurance products (life, disability, and involuntary unemployment insurance) and optional non-credit insurance products through both our branch network and our central operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We offer GAP coverage as a waiver product or insurance. We also offer optional membership plans from an unaffiliated company.

OUR SEGMENT

At March 31, 2023, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and optional insurance products. At March 31, 2023, we managed a combined total of 2.56 million customer accounts and $20.6 billion of managed receivables, compared to 2.56 million customer accounts and $20.8 billion of managed receivables at December 31, 2022.

The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans held for sale and reported in Other assets in our condensed consolidated balance sheets. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our segment.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Stock Repurchase Program

On February 2, 2022, the Board authorized a stock repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. As of March 31, 2023, we had $698 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program.

See “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in Part II of this report for further information on our shares repurchased.

Securitization Transactions Completed - ODART 2023-1

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

OUTLOOK

We are actively monitoring the current macro environment and remain prepared for any developments that may impact our business. Our financial condition and results of operations could be affected by macroeconomic conditions, including changes in unemployment, inflation, interest rates, and consumer confidence. We will continue to incorporate updates to our macroeconomic assumptions, as necessary, which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Our experienced management team remains focused on maintaining a strong balance sheet with a long liquidity runway and adequate capital and maintaining a conservative and disciplined underwriting model. We believe we are well positioned to serve our customers, invest in our business, and drive long-term growth to create value for our stockholders as we navigate an ever-evolving economic, social, political, and regulatory environment.

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

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2023	2022

Interest income	$1,094	$1,089
Interest expense	239	219
Provision for finance receivable losses	385	238
Net interest income after provision for finance receivable losses	470	632
Other revenues	177	162
Other expenses	412	395
Income before income taxes	235	399
Income taxes	56	96
Net income	$179	$303

Share Data:
Earnings per share:
Diluted	$1.48	$2.38

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$19,809	$18,979
Average net receivables	$19,881	$19,083
Gross charge-off ratio	9.21%	6.98%
Recovery ratio	(1.41)%	(1.42)%
Net charge-off ratio	7.80%	5.57%
Personal loans:
Net finance receivables	$19,687	$18,929
Yield	22.27%	23.12%
Origination volume	$2,817	$2,959
Number of accounts	2,303,278	2,288,999
Number of accounts originated	270,672	286,391
Net charge-off ratio	7.72%	5.58%
30-89 Delinquency ratio	2.58%	2.25%
Credit cards:
Net finance receivables	$122	$50
Purchase volume	$53	$45
Number of open accounts	160,508	73,958
Debt balances:
Long-term debt balance	$18,206	$17,560
Average daily debt balance	$18,355	$17,553
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three Months Ended March 31, 2023 and 2022

Interest income increased $5 million or less than 1% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to growth in average net receivables, partially offset by lower yield.

Interest expense increased $20 million or 9% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to a higher average cost of funds and an increase in average debt.

Provision for finance receivable losses increased $147 million or 62% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily driven by higher net charge-offs and a modest increase in the allowance for finance receivable losses in the current quarter compared to a reduction in allowance in the prior year period.

Other revenues increased $15 million or 10% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to an increase in investment revenue due to higher market rates compared to the prior year period.

Other expenses increased $17 million or 4% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to an increase in salaries and benefits expense and increases in general operating expenses driven by the continued investment in our business.

Income taxes totaled $56 million for the three months ended March 31, 2023 compared to $96 million in the same period in 2022 due to higher pre-tax income in the prior year period. For the three months ended March 31, 2023 and 2022, the effective tax rates were 24.0% and 24.1%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes the direct costs associated with COVID-19 and the expense associated with the cash-settled stock-based awards. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

Management also uses C&I pretax capital generation, a non-GAAP financial measure, as a key performance measure of our segment. This measure represents C&I adjusted pretax income as discussed above and excludes the change in our C&I allowance for finance receivable losses in the period which still considers the C&I net charge-offs incurred during the period. Management believes that C&I pretax capital generation is useful in assessing the capital created in the period impacting the overall capital adequacy of the Company. Management believes that the Company’s reserves, combined with its equity, represent the Company’s loss absorption capacity.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$236	$399
Adjustments:
Direct costs associated with COVID-19	—	1
Cash-settled stock-based awards	—	1
Adjusted pretax income (non-GAAP)	236	401

Provision for finance receivable losses	385	237
Net charge-offs	(382)	(262)
Pretax capital generation (non-GAAP)	$239	$376

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

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2023	2022

Interest income	$1,092	$1,087
Interest expense	238	217
Provision for finance receivable losses	385	237
Net interest income after provision for finance receivable losses	469	633
Other revenues	176	158
Other expenses	409	390
Adjusted pretax income (non-GAAP)	$236	$401

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$19,810	$18,981
Average net receivables	$19,882	$19,086
Gross charge-off ratio	9.21%	6.98%
Recovery ratio	(1.41)%	(1.42)%
Net charge-off ratio	7.80%	5.57%
Personal loans:
Net finance receivables	$19,688	$18,931
Yield	22.26%	23.11%
Origination volume	$2,817	$2,959
Number of accounts	2,303,278	2,288,999
Number of accounts originated	270,672	286,391
Net charge-off ratio	7.72%	5.58%
30-89 Delinquency ratio	2.58%	2.25%
Credit cards:
Net finance receivables	$122	$50
Purchase volume	$53	$45
Number of open accounts	160,508	73,958
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three Months Ended March 31, 2023 and 2022

Interest income increased $5 million or less than 1% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to growth in average net receivables, partially offset by lower yield.

Interest expense increased $21 million or 9% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to a higher average cost of funds and an increase in average debt.

Provision for finance receivable losses increased $148 million or 62% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily driven by higher net charge-offs and a modest increase in the allowance for finance receivable losses in the current quarter compared to a reduction in allowance in the prior year period.

Other revenues increased $18 million or 11% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to an increase in investment revenue due to higher market rates compared to the prior year period.

Other expenses increased $19 million or 5% for the three months ended March 31, 2023 when compared to the same period in 2022 primarily due to an increase in salaries and benefits expense and increases in general operating expenses driven by the continued investment in our business.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $19.8 billion at March 31, 2023 and $20.0 billion at December 31, 2022. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

DELINQUENCY

We monitor delinquency trends to evaluate the risk of future credit losses and employ advanced analytical tools to manage performance. Team members are actively engaged in collection activities throughout the early stages of delinquency. We closely track and report the percentage of receivables that are contractually 30-89 days past due as a benchmark of portfolio quality, collections effectiveness, and as a strong indicator of losses in coming quarters.

When personal loans are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. Use of our central operations teams for managing late stage delinquency allows us to apply more advanced collection techniques and tools to drive credit performance and operational efficiencies.

We consider our personal loans to be nonperforming at 90 days contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For credit cards, we accrue finance charges and fees until charge-off at 180 days past due, at which point we reverse finance charges and fees previously accrued.

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Personal Loans	Credit Cards
March 31, 2023
Current	$18,646	$106
30-89 days past due	508	7
90+ days past due	534	9
Total net finance receivables	$19,688	$122

Delinquency ratio
30-89 days past due	2.58%	5.58%
30+ days past due	5.29%	12.57%
90+ days past due	2.72%	7.00%

December 31, 2022
Current	$18,726	$93
30-89 days past due	610	6
90+ days past due	544	8
Total net finance receivables	$19,880	$107

Delinquency ratio
30-89 days past due	3.07%	5.90%
30+ days past due	5.80%	13.08%
90+ days past due	2.74%	7.18%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At March 31, 2023, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Three Months Ended March 31, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (a)	(20)	—	4	(16)
Provision for finance receivable losses	377	8	—	385
Charge-offs	(445)	(6)	—	(451)
Recoveries	69	—	—	69
Balance at end of period	$2,275	$23	$—	$2,298

Allowance ratio	11.55%	19.25%	(b)	11.60%

Three Months Ended March 31, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	232	5	1	238
Charge-offs	(329)	—	—	(329)
Recoveries	67	—	—	67
Balance at end of period	$2,067	$10	$(6)	$2,071

Allowance ratio	10.92%	19.99%	(b)	10.91%
(a)    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 2, 3, and 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on the adoption of ASU 2022-02 included in this report.
(b)    Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables for personal loans increased from the prior year period primarily due to an increase in delinquent personal loans 30 days or more past due and a weaker macroeconomic outlook. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

During the three months ended March 31, 2023, OMH generated net income of $179 million. OMH’s net cash inflow from operating and investing activities totaled $358 million for the three months ended March 31, 2023. At March 31, 2023, our scheduled principal and interest payments for the remainder of 2023 on our existing debt (excluding securitizations) totaled $508 million. As of March 31, 2023, we had $8.5 billion of unencumbered loans.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due.

OMFC’s Unsecured Corporate Revolver

At March 31, 2023, the borrowing capacity of our corporate revolver was $1.25 billion, and no amounts were drawn.

Securitizations and Borrowings from Revolving Conduit Facilities

During the three months ended March 31, 2023, we completed one personal loan securitization (ODART 2023-1, see “Securitized Borrowings” below) and redeemed no personal loan securitizations. During the three months ended March 31, 2023, we entered into no new revolving conduit facilities. At March 31, 2023, $100 million was drawn under our revolving conduit facilities, and the remaining borrowing capacity was $6.1 billion. At March 31, 2023, we had $11.0 billion of gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding.

Private Secured Term Funding

At March 31, 2023, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of March 31, 2023	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the three months ended March 31, 2023, OMH repurchased 683,384 shares of its common stock through its stock repurchase program for an aggregate total of $27 million, including commissions and fees. As of March 31, 2023, OMH held a total of 14,475,790 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $30 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of March 31, 2023, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 7, 2023	February 17, 2023	February 24, 2023	$1.00	$121
Total			$1.00	$121

To provide funding for the dividend, OMFC paid dividends of $119 million to OMH during the three months ended March 31, 2023.

On April 25, 2023, OMH declared a dividend of $1.00 per share payable on May 12, 2023 to record holders of OMH's common stock as of the close of business on May 5, 2023. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $121 million payable on or after May 8, 2023.

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

Whole Loan Sale Transactions

As of March 31, 2023, we have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a combined total of $135 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. We sold $180 million of gross finance receivables during the three months ended March 31, 2023 and 2022. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $562 million for the three months ended March 31, 2023 reflected net income of $179 million, the impact of non-cash items, and an unfavorable change in working capital of $66 million. Net cash provided by operations of $552 million for the three months ended March 31, 2022 reflected net income of $303 million, the impact of non-cash items, and an unfavorable change in working capital of $65 million.

OMH's Investing Activities

Net cash used for investing activities of $204 million for the three months ended March 31, 2023 was primarily due to net principal originations and purchases of finance receivables, partially offset by the proceeds from sales of finance receivables. Net cash provided by investing activities of $50 million for the three months ended March 31, 2022 was primarily due to proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale securities, partially offset by net principal originations and purchases of finance receivables and purchases of available-for-sale securities.

OMH's Financing Activities

Net cash used for financing activities of $242 million for the three months ended March 31, 2023 was primarily due to repayments and repurchases of long-term debt, cash dividends paid, and the cash paid to repurchase common stock, partially offset by the issuance and borrowings of long-term debt. Net cash used for financing activities of $448 million for the three months ended March 31, 2022 was primarily due to debt repayments, cash dividends paid, and the cash paid to repurchase common stock during the period, partially offset by the issuance and borrowings of long-term debt.

OMH's Cash and Investments

At March 31, 2023, we had $544 million of cash and cash equivalents, which included $177 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2023, we had $1.8 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL declared an ordinary dividend to OneMain Financial Holdings, LLC of $80 million and paid $40 million during the three months ended March 31, 2023. Triton did not declare or pay any dividends during the three months ended March 31, 2023. AHL and Triton did not pay dividends during the three months ended March 31, 2022. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2022.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of March 31, 2023, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	368	381	350	388	3.87%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	358	462	4.48%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.63%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	1,000	1,099	5.17%	2 years
OMFIT 2022-3	979	1,090	796	1,090	6.00%	2 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1	1,000	1,053	1,000	1,053	0.98%	2 years
ODART 2022-1	600	632	600	632	5.00%	2 years
ODART 2023-1 (c)	750	792	750	792	5.63%	3 years
Total securitizations	$10,394	$11,203	$9,654	$10,762
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of March 31, 2023.
(c) On February 22, 2023 we issued $750 million of notes backed by direct auto loans. The notes mature in 2033.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 15 revolving conduit facilities with a total borrowing capacity of $6.2 billion as of March 31, 2023:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Funding IX, LLC	600	—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	400	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
Chicago River Funding, LLC	375	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	—
Columbia River Funding, LLC	350	100
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
Total	$6,175	$100

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2023 or December 31, 2022.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our condensed consolidated financial statements in Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part II - Item 8 included in our Annual Report. We consider the allowance for finance receivable losses to be a critical accounting policy because it involves critical accounting estimates and a significant degree of management judgment.

During the three months ended March 31, 2023, we removed TDR finance receivables as a critical accounting policy and estimate as ASU 2022-02 superseded the accounting for troubled debt restructurings by creditors as of January 1, 2023.

There have been no other material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2023.

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

As of March 31, 2023, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of March 31, 2023 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of March 31, 2023, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of March 31, 2023 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended March 31, 2023, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31	265,224	$37.70	265,224	$715,533,796
February 1 - February 28	214,367	44.31	214,367	706,034,301
March 1 - March 31	203,793	39.26	203,793	698,033,606
Total	683,384	$40.24	683,384
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.). Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on February 3, 2023.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer of OneMain Holdings, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	April 28, 2023	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	April 28, 2023	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)