Form 10-Q
period 2023-06-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2023-07-28
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2023

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At July 20, 2023, there were 120,418,460 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At July 20, 2023, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
Managed receivables	consist of our C&I net finance receivables and finance receivables serviced for our whole loan sale partners
Modified finance receivables	finance receivable contractually modified, subsequent to the adoption of ASU 2022-02 on January 1, 2023, as a result of the borrower’s financial difficulties
Moody’s	Moody’s Investors Service, Inc.
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net interest income	interest income less interest expense
NYDFS	New York Department of Financial Services
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation

Term or Abbreviation	Definition

OMFH	OneMain Financial Holdings, LLC
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of credit card accounts that are not charged-off or closed accounts with a zero balance as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses

Private Secured Term Funding	$350 million aggregate principal amount of debt collateralized by our personal loans issued on April 25, 2022
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Seventh Supplemental Indenture, dated as of February 22, 2019; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; and Fifteenth Supplemental Indenture, dated June 22, 2023
Tax Act	Public Law 115-97 amending the Internal Revenue Code of 1986
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring, prior to the adoption of ASU 2022-02 on January 1, 2023, in which a concession was granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered loans	unencumbered gross finance receivables excluding credit cards
Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.25 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$1,021	$498
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.8 billion in 2023, respectively, and $1.7 billion and $1.9 billion in 2022, respectively)	1,710	1,800
Net finance receivables (includes loans of consolidated VIEs of $11.8 billion in 2023 and $10.4 billion in 2022)	20,510	19,986
Unearned insurance premium and claim reserves	(761)	(749)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.3 billion in 2023 and $1.1 billion in 2022)	(2,392)	(2,311)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	17,357	16,926
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $505 million in 2023 and $442 million in 2022)	532	461
Goodwill	1,437	1,437
Other intangible assets	260	261
Other assets	1,194	1,154
Total assets	$23,511	$22,537

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $10.6 billion in 2023 and $9.4 billion in 2022)	$19,195	$18,281
Insurance claims and policyholder liabilities	616	620
Deferred and accrued taxes	5	5
Other liabilities (includes other liabilities of consolidated VIEs of $22 million in 2023 and $20 million in 2022)	637	616
Total liabilities	20,453	19,522
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 120,446,799 and 121,042,125 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,702	1,689
Accumulated other comprehensive loss	(114)	(127)
Retained earnings	2,168	2,119
Treasury stock, at cost; 14,625,250 and 13,813,476 shares at June 30, 2023 and December 31, 2022, respectively	(699)	(667)
Total shareholders’ equity	3,058	3,015
Total liabilities and shareholders’ equity	$23,511	$22,537

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022

Interest income	$1,117	$1,106	$2,210	$2,195

Interest expense	244	219	482	438

Net interest income	873	887	1,728	1,757

Provision for finance receivable losses	479	339	865	577

Net interest income after provision for finance receivable losses	394	548	863	1,180

Other revenues:
Insurance	112	111	222	222
Investment	27	9	52	24
Gain on sales of finance receivables	13	16	31	33
Net loss on repurchases and repayments of debt	—	(28)	—	(28)
Other	33	20	58	39
Total other revenues	185	128	363	290

Other expenses:
Salaries and benefits	219	205	431	409
Other operating expenses	178	151	331	300
Insurance policy benefits and claims	44	42	91	84
Total other expenses	441	398	853	793

Income before income taxes	138	278	373	677

Income taxes	35	70	91	166

Net income	$103	$208	$282	$511

Share Data:
Weighted average number of shares outstanding:
Basic	120,539,759	124,539,551	120,652,710	125,807,633
Diluted	120,646,869	124,697,971	120,808,380	126,080,499
Earnings per share:
Basic	$0.85	$1.67	$2.33	$4.06
Diluted	$0.85	$1.67	$2.33	$4.05

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022

Net income	$103	$208	$282	$511

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(15)	(79)	9	(183)
Foreign currency translation adjustments	3	(4)	4	(3)
Changes in discount rate for insurance claims and policyholder liabilities	3	23	6	55
Other	1	7	(2)	20
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	3	18	(2)	42
Foreign currency translation adjustments	—	1	(1)	1
Changes in discount rate for insurance claims and policyholder liabilities	(1)	(5)	(1)	(12)
Other	—	(2)	—	(5)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(6)	(41)	13	(85)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	—	(3)
Reclassification adjustments included in net income, net of tax	—	—	—	(3)
Other comprehensive income (loss), net of tax	(6)	(41)	13	(88)

Comprehensive income	$97	$167	$295	$423

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended June 30, 2023
Balance, April 1, 2023	$1	$1,693	$(108)	$2,188	$(693)	$3,081
Common stock repurchased	—	—	—	—	(7)	(7)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	9	—	—	—	9
Other comprehensive loss	—	—	(6)	—	—	(6)
Cash dividends *	—	—	—	(123)	—	(123)
Net income	—	—	—	103	—	103
Balance, June 30, 2023	$1	$1,702	$(114)	$2,168	$(699)	$3,058

Three Months Ended June 30, 2022
Balance, April 1, 2022	$1	$1,672	$(42)	$1,907	$(478)	$3,060
Common stock repurchased	—	—	—	—	(94)	(94)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	7	—	—	—	7
Other comprehensive loss	—	—	(41)	—	—	(41)
Cash dividends *	—	—	—	(120)	—	(120)
Net income	—	—	—	208	—	208
Balance, June 30, 2022	$1	$1,679	$(83)	$1,995	$(571)	$3,021

* Cash dividends declared were $1.00 per share and $0.95 per share during the three months ended June 30, 2023 and 2022, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Six Months Ended June 30, 2023
Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (see Note 2)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(34)	(34)
Treasury stock issued	—	—	—	(1)	2	1
Share-based compensation expense, net of forfeitures	—	21	—	—	—	21
Withholding tax on share-based compensation	—	(8)	—	—	—	(8)
Other comprehensive income	—	—	13	—	—	13
Cash dividends*	—	—	—	(244)	—	(244)
Net income	—	—	—	282	—	282
Balance, June 30, 2023	$1	$1,702	$(114)	$2,168	$(699)	$3,058

Six Months Ended June 30, 2022
Balance, January 1, 2022	$1	$1,672	$5	$1,727	$(368)	$3,037
Common stock repurchased	—	—	—	—	(204)	(204)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	19	—	—	—	19
Withholding tax on share-based compensation	—	(12)	—	—	—	(12)
Other comprehensive loss	—	—	(88)	—	—	(88)
Cash dividends*	—	—	—	(243)	—	(243)
Net income	—	—	—	511	—	511
Balance, June 30, 2022	$1	$1,679	$(83)	$1,995	$(571)	$3,021

* Cash dividends declared were $2.00 per share and $1.90 per share during the six months ended June 30, 2023 and 2022, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2023	2022

Cash flows from operating activities
Net income	$282	$511
Reconciling adjustments:
Provision for finance receivable losses	865	577
Depreciation and amortization	125	125
Deferred income tax charge (benefit)	(14)	2
Net loss on repurchases and repayments of debt	—	28
Share-based compensation expense, net of forfeitures	21	19
Gain on sales of finance receivables	(31)	(33)
Other	(2)	3
Cash flows due to changes in other assets and other liabilities	(1)	(54)
Net cash provided by operating activities	1,245	1,178

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(1,676)	(1,195)
Proceeds from sales of finance receivables	349	399
Available-for-sale securities purchased	(83)	(267)
Available-for-sale securities called, sold, and matured	192	293
Other securities purchased	(3)	(4)
Other securities called, sold, and matured	4	9
Other, net	(43)	(37)
Net cash used for investing activities	(1,260)	(802)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	2,353	2,589
Repayments and repurchases of long-term debt	(1,459)	(2,461)
Cash dividends	(245)	(246)
Common stock repurchased	(34)	(204)
Treasury stock issued	2	1
Withholding tax on share-based compensation	(8)	(12)
Net cash provided by (used for) financing activities	609	(333)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	594	43
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	959	1,017
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,553	$1,060

Supplemental cash flow information
Cash and cash equivalents	$1,021	$526
Restricted cash and restricted cash equivalents	532	534
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,553	$1,060

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$1,007	$490
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.8 billion in 2023, respectively, and $1.7 billion and $1.9 billion in 2022, respectively)	1,710	1,800
Net finance receivables (includes loans of consolidated VIEs of $11.8 billion in 2023 and $10.4 billion in 2022)	20,510	19,986
Unearned insurance premium and claim reserves	(761)	(749)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.3 billion in 2023 and $1.1 billion in 2022)	(2,392)	(2,311)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	17,357	16,926
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $505 million in 2023 and $442 million in 2022)	532	461
Goodwill	1,437	1,437
Other intangible assets	260	261
Other assets	1,192	1,152
Total assets	$23,495	$22,527

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $10.6 billion in 2023 and $9.4 billion in 2022)	$19,195	$18,281
Insurance claims and policyholder liabilities	616	620
Deferred and accrued taxes	5	5
Other liabilities (includes other liabilities of consolidated VIEs of $22 million in 2023 and $20 million in 2022)	638	617
Total liabilities	20,454	19,523
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	1,946	1,933
Accumulated other comprehensive loss	(114)	(127)
Retained earnings	1,204	1,193
Total shareholder’s equity	3,041	3,004
Total liabilities and shareholder’s equity	$23,495	$22,527

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022

Interest income	$1,117	$1,106	$2,210	$2,195

Interest expense	244	219	482	438

Net interest income	873	887	1,728	1,757

Provision for finance receivable losses	479	339	865	577

Net interest income after provision for finance receivable losses	394	548	863	1,180

Other revenues:
Insurance	112	111	222	222
Investment	27	9	52	24
Gain on sales of finance receivables	13	16	31	33
Net loss on repurchases and repayments of debt	—	(28)	—	(28)
Other	33	20	58	39
Total other revenues	185	128	363	290

Other expenses:
Salaries and benefits	219	205	431	409
Other operating expenses	178	151	331	300
Insurance policy benefits and claims	44	42	91	84
Total other expenses	441	398	853	793

Income before income taxes	138	278	373	677

Income taxes	35	70	91	166

Net income	$103	$208	$282	$511

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022

Net income	$103	$208	$282	$511

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(15)	(79)	9	(183)
Foreign currency translation adjustments	3	(4)	4	(3)
Changes in discount rate for insurance claims and policyholder liabilities	3	23	6	55
Other	1	7	(2)	20
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	3	18	(2)	42
Foreign currency translation adjustments	—	1	(1)	1
Changes in discount rate for insurance claims and policyholder liabilities	(1)	(5)	(1)	(12)
Other	—	(2)	—	(5)
Other comprehensive income (loss), net of tax, before reclassification adjustments	(6)	(41)	13	(85)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	—	(3)
Reclassification adjustments included in net income, net of tax	—	—	—	(3)
Other comprehensive income (loss), net of tax	(6)	(41)	13	(88)

Comprehensive income	$97	$167	$295	$423

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended June 30, 2023
Balance, April 1, 2023	5	1,937	(108)	1,234	3,068
Share-based compensation expense, net of forfeitures	—	9	—	—	9
Other comprehensive loss	—	—	(6)	—	(6)
Cash dividends	—	—	—	(133)	(133)
Net income	—	—	—	103	103
Balance, June 30, 2023	$5	$1,946	$(114)	$1,204	$3,041

Three Months Ended June 30, 2022
Balance, April 1, 2022	$5	$1,916	$(42)	$1,158	$3,037
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Other comprehensive loss	—	—	(41)	—	(41)
Cash dividends	—	—	—	(200)	(200)
Net income	—	—	—	208	208
Balance, June 30, 2022	$5	$1,923	$(83)	$1,166	$3,011

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Six Months Ended June 30, 2023
Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 (see Note 2)	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	21	—	—	21
Withholding tax on share-based compensation	—	(8)	—	—	(8)
Other comprehensive income	—	—	13	—	13
Cash dividends	—	—	—	(283)	(283)
Net income	—	—	—	282	282
Balance, June 30, 2023	$5	$1,946	$(114)	$1,204	$3,041

Six Months Ended June 30, 2022
Balance, January 1, 2022	$5	$1,916	$5	$1,078	$3,004
Share-based compensation expense, net of forfeitures	—	19	—	—	19
Withholding tax on shared-based compensation	—	(12)	—	—	(12)
Other comprehensive loss	—	—	(88)	—	(88)
Cash dividends	—	—	—	(423)	(423)
Net income	—	—	—	511	511
Balance, June 30, 2022	$5	$1,923	$(83)	$1,166	$3,011

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2023	2022

Cash flows from operating activities
Net income	$282	$511
Reconciling adjustments:
Provision for finance receivable losses	865	577
Depreciation and amortization	125	125
Deferred income tax charge (benefit)	(14)	2
Net loss on repurchases and repayments of debt	—	28
Share-based compensation expense, net of forfeitures	21	19
Gain on sales of finance receivables	(31)	(33)
Other	(2)	3
Cash flows due to changes in other assets and other liabilities	(1)	(53)
Net cash provided by operating activities	1,245	1,179

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(1,676)	(1,195)
Proceeds from sales of finance receivables	349	399
Available-for-sale securities purchased	(83)	(267)
Available-for-sale securities called, sold, and matured	192	293
Other securities purchased	(3)	(4)
Other securities called, sold, and matured	4	9
Other, net	(43)	(37)
Net cash used for investing activities	(1,260)	(802)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	2,353	2,589
Repayments and repurchases of long-term debt	(1,459)	(2,461)
Cash dividends	(283)	(426)
Withholding tax on share-based compensation	(8)	(12)
Net cash provided by (used for) financing activities	603	(310)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	588	67
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	951	986
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,539	$1,053

Supplemental cash flow information
Cash and cash equivalents	$1,007	$519
Restricted cash and restricted cash equivalents	532	534
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,539	$1,053

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2023

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

The effects of the adoption of ASU 2018-12 to our condensed consolidated balance sheets were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

December 31, 2022
Other assets (OMH only)	$1,150	$4	$1,154
Other assets (OMFC only)	1,148	4	1,152
Insurance claims and policyholder liabilities	602	18	620
Accumulated other comprehensive loss	(119)	(8)	(127)
Retained earnings (OMH only)	2,125	(6)	2,119
Retained earnings (OMFC only)	1,199	(6)	1,193

June 30, 2022
Other assets (OMH only)	$1,085	$4	$1,089
Other assets (OMFC only)	1,084	4	1,088
Insurance claims and policyholder liabilities	612	16	628
Accumulated other comprehensive loss	(70)	(13)	(83)
Retained earnings (OMH only)	1,994	1	1,995
Retained earnings (OMFC only)	1,165	1	1,166

December 31, 2021
Other assets (OMH only)	$1,003	$16	$1,019
Other assets (OMFC only)	1,001	16	1,017
Insurance claims and policyholder liabilities	621	72	693
Accumulated other comprehensive income	61	(56)	5

January 1, 2021
Other assets (OMH and OMFC)	$1,054	$21	$1,075
Insurance claims and policyholder liabilities	621	97	718
Accumulated other comprehensive income	94	(76)	18

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of operations were as follows:

(dollars in millions, except per share amounts)	As Reported	ASU 2018-12 Adjustment	As Recast

Three Months Ended June 30, 2022
Insurance policy benefits and claims	$40	$2	$42
Income before income taxes	280	(2)	278
Income taxes	71	(1)	70
Net income	209	(1)	208
Basic EPS (OMH only)	1.68	(0.01)	1.67
Diluted EPS (OMH only)	1.68	(0.01)	1.67

Six Months Ended June 30, 2022
Insurance policy benefits and claims	$85	$(1)	$84
Income before income taxes	676	1	677
Net income	510	1	511
Basic EPS (OMH only)	4.05	0.01	4.06
Diluted EPS (OMH only)	4.04	0.01	4.05

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of comprehensive income were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

Three Months Ended June 30, 2022
Comprehensive income	$150	$17	$167

Six Months Ended June 30, 2022
Comprehensive income	$379	$44	$423

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of cash flows were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

Six Months Ended June 30, 2022
Net income	$510	$1	$511
Deferred income tax charge	1	1	2
Cash flows due to changes in other assets and other liabilities (OMH only)	(52)	(2)	(54)
Cash flows due to changes in other assets and other liabilities (OMFC only)	(51)	(2)	(53)

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

Allowance for Finance Receivable Losses

We establish the allowance for finance receivable losses through the provision for finance receivable losses. We evaluate our finance receivable portfolio by level of contractual delinquency in the portfolio, specifically in the late-stage delinquency buckets and inclusive of the migration of the loans through the delinquency buckets. Our finance receivables consist of a large number of relatively small, homogeneous accounts. We evaluate our finance receivables for impairment as pools. None of our accounts are large enough to warrant individual evaluation for impairment.

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

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

June 30, 2023
Gross finance receivables *	$20,101	$156	$20,257
Unearned fees	(225)	—	(225)
Accrued finance charges and fees	283	—	283
Deferred origination costs	192	3	195
Total	$20,351	$159	$20,510

December 31, 2022
Gross finance receivables *	$19,615	$107	$19,722
Unearned fees	(220)	—	(220)
Accrued finance charges and fees	299	—	299
Deferred origination costs	185	—	185
Total	$19,879	$107	$19,986
* Personal loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a combined total of $135 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations. We sold $135 million and $315 million of gross finance receivables during the three and six months ended June 30, 2023, respectively, and $180 million and $360 million of gross finance receivables during the three and six months ended June 30, 2022, respectively. The gain on the sales were $13 million and $31 million during the three and six months ended June 30, 2023, respectively, and $16 million and $33 million during the three and six months ended June 30, 2022, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. We consider our personal loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $32 million and $69 million during the three and six months ended June 30, 2023, respectively, and $27 million and $54 million during the three and six months ended June 30, 2022, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $5 million and $10 million during the three and six months ended June 30, 2023, respectively, and $4 million and $8 million during the three and six months ended June 30, 2022, respectively. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed for the three and six months ended June 30, 2023 and 2022 were immaterial.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

June 30, 2023
Performing
Current	$5,927	$7,810	$3,520	$1,195	$667	$196	$19,315
30-59 days past due	27	156	98	30	18	8	337
60-89 days past due	14	107	67	20	12	5	225
Total performing	5,968	8,073	3,685	1,245	697	209	19,877
Nonperforming (Nonaccrual)
90+ days past due	8	227	157	46	26	10	474
Total	$5,976	$8,300	$3,842	$1,291	$723	$219	$20,351

Gross charge-offs	$2	$327	$368	$109	$60	$25	$891

(dollars in millions)	2022	2021	2020	2019	2018	Prior	Total

December 31, 2022
Performing
Current	$10,614	$4,927	$1,758	$1,081	$240	$105	$18,725
30-59 days past due	136	136	43	28	9	5	357
60-89 days past due	92	101	32	19	6	3	253
Total performing	10,842	5,164	1,833	1,128	255	113	19,335
Nonperforming (Nonaccrual)
90+ days past due	160	246	74	44	13	7	544
Total	$11,002	$5,410	$1,907	$1,172	$268	$120	$19,879

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	June 30, 2023	December 31, 2022

Current	$142	$93
30-59 days past due	4	3
60-89 days past due	4	3
90+ days past due	9	8
Total	$159	$107

There were no credit cards that were converted to term loans at June 30, 2023 or December 31, 2022.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty and when we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable. The following tables below represent information regarding modified finance receivables to borrowers experiencing financial difficulty on or after January 1, 2023, the effective date of ASU 2022-02.

The period-end carrying value of finance receivables modified during the period were as follows:

(dollars in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Interest rate reduction and term extension	$143	$259
Interest rate reduction and principal forgiveness	97	187
Total modifications to borrowers experiencing financial difficulties	$240	$446

Modifications as a percent of net finance receivables - personal loans	1.18%	2.19%

The financial effect of loan modifications made during the period were as follows:

(dollars in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Weighted-average interest rate reduction	19.89%	20.46%
Weighted-average term extension (months)	26	23
Principal/interest forgiveness	$9	$22

The performance of modified finance receivables by delinquency status was as follows:

(dollars in millions)	June 30, 2023

Current	$335
30-59 days past due	43
60-89 days past due	28
90+ days past due	40
Total*	$446
* Excludes $10 million of modified finance receivables that subsequently charged off.

The period-end carrying value of modified finance receivables for which there was a default during the period to cause the modified finance receivable to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Interest rate reduction and term extension	$11	$11
Interest rate reduction and principal forgiveness	2	2
Total	$13	$13

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

Information regarding TDR finance receivables were as follows:

(dollars in millions)	December 31, 2022

TDR gross finance receivables	$898
TDR net finance receivables *	904
Allowance for TDR finance receivable losses	369
*    TDR net finance receivables are TDR gross finance receivables net of unearned fees, accrued finance charges, and deferred origination costs.

There were no credit cards classified as TDR finance receivables at December 31, 2022.

Information regarding the new volume of the TDR finance receivables were as follows:

(dollars in millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Pre-modification TDR net finance receivables	$143	$276
Post-modification TDR net finance receivables:
Rate reduction	84	170
Other *	59	106
Total post-modification TDR net finance receivables	$143	$276
Number of TDR accounts	17,516	33,681
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

(dollars in millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

TDR net finance receivables *	$30	$59
Number of TDR accounts	3,762	7,558
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $149 million at June 30, 2023 and $81 million at December 31, 2022.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At June 30, 2023, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and six months ended June 30, 2023 was primarily due to the growth in our loan portfolio. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Three Months Ended June 30, 2023
Balance at beginning of period	$2,275	$23	$2,298
Provision for finance receivable losses	464	15	479
Charge-offs	(446)	(6)	(452)
Recoveries	67	—	67
Balance at end of period	$2,360	$32	$2,392

Three Months Ended June 30, 2022
Balance at beginning of period	$2,061	$10	$2,071
Provision for finance receivable losses	337	2	339
Charge-offs	(351)	—	(351)
Recoveries	68	—	68
Balance at end of period	$2,115	$12	$2,127

Six Months Ended June 30, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 *	(16)	—	(16)
Provision for finance receivable losses	841	24	865
Charge-offs	(891)	(13)	(904)
Recoveries	136	—	136
Balance at end of period	$2,360	$32	$2,392

Six Months Ended June 30, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	570	7	577
Charge-offs	(680)	—	(680)
Recoveries	135	—	135
Balance at end of period	$2,115	$12	$2,127
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

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2023*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$(1)	$12
Obligations of states, municipalities, and political subdivisions	75	1	(7)	69
Commercial paper	42	—	—	42
Non-U.S. government and government sponsored entities	155	—	(8)	147
Corporate debt	1,174	2	(109)	1,067
Mortgage-backed, asset-backed, and collateralized:
RMBS	207	—	(25)	182
CMBS	37	—	(3)	34
CDO/ABS	94	—	(7)	87
Total	$1,797	$3	$(160)	$1,640

December 31, 2022*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$(1)	$16
Obligations of states, municipalities, and political subdivisions	74	—	(8)	66
Commercial paper	55	—	—	55
Non-U.S. government and government sponsored entities	150	—	(8)	142
Corporate debt	1,251	1	(115)	1,137
Mortgage-backed, asset-backed, and collateralized:
RMBS	217	—	(25)	192
CMBS	38	—	(3)	35
CDO/ABS	95	—	(9)	86
Total	$1,897	$1	$(169)	$1,729
*    The allowance for credit losses related to our investment securities as of June 30, 2023 and December 31, 2022 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million as of June 30, 2023 and December 31, 2022. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and six months ended June 30, 2023 and 2022.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2023
U.S. government and government sponsored entities	$6	$—	$6	$(1)	$12	$(1)
Obligations of states, municipalities, and political subdivisions	12	(1)	52	(6)	64	(7)
Commercial paper	39	—	—	—	39	—
Non-U.S. government and government sponsored entities	38	(1)	93	(7)	131	(8)
Corporate debt	234	(7)	768	(102)	1,002	(109)
Mortgage-backed, asset-backed, and collateralized:
RMBS	44	(2)	128	(23)	172	(25)
CMBS	5	—	29	(3)	34	(3)
CDO/ABS	2	—	69	(7)	71	(7)
Total	$380	$(11)	$1,145	$(149)	$1,525	$(160)

December 31, 2022
U.S. government and government sponsored entities	$10	$—	$6	$(1)	$16	$(1)
Obligations of states, municipalities, and political subdivisions	48	(5)	15	(3)	63	(8)
Commercial paper	51	—	—	—	51	—
Non-U.S. government and government sponsored entities	104	(3)	32	(5)	136	(8)
Corporate debt	779	(54)	299	(61)	1,078	(115)
Mortgage-backed, asset-backed, and collateralized:
RMBS	106	(9)	68	(16)	174	(25)
CMBS	21	(2)	13	(1)	34	(3)
CDO/ABS	45	(3)	35	(6)	80	(9)
Total	$1,164	$(76)	$468	$(93)	$1,632	$(169)

On a lot basis, we had 2,191 and 2,280 investment securities in an unrealized loss position at June 30, 2023 and December 31, 2022, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of June 30, 2023, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of June 30, 2023, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2023 and 2022, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and six months ended June 30, 2023 and 2022.

The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2023 totaled $21 million and $47 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2022 totaled $38 million and $201 million, respectively. The net realized gains and losses were immaterial during the three and six months ended June 30, 2023 and 2022.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2023 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$170	$172
Due after 1 year through 5 years	534	567
Due after 5 years through 10 years	506	571
Due after 10 years	127	149
Mortgage-backed, asset-backed, and collateralized securities	303	338
Total	$1,640	$1,797

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $512 million and $532 million at June 30, 2023 and December 31, 2022, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2023	December 31, 2022

Fixed maturity other securities:
Bonds	$21	$23
Preferred stock *	16	15
Common stock *	33	33
Total	$70	$71
*    We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized gains and losses on other securities held were immaterial for the three and six months ended June 30, 2023 and 2022. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and six months ended June 30, 2023 and 2022.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at June 30, 2023 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-7.49%	5.99%	3.50%-9.00%	7.01%

Remainder of 2023	$—	$—	$226	$—	$226
2024	—	—	1,179	—	1,179
2025	—	—	1,249	—	1,249
2026	—	—	1,600	—	1,600
2027	—	—	750	—	750
2028-2067	—	—	3,432	350	3,782
Secured (c)	10,339	350	—	—	10,689
Total principal maturities	$10,339	$350	$8,436	$350	$19,475

Total carrying amount	$10,293	$350	$8,380	$172	$19,195
Debt issuance costs (d)	(42)	(1)	(59)	—	(102)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at June 30, 2023.
(c) Securitizations and private secured term funding are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At June 30, 2023, there were no amounts drawn under our revolving conduit facilities. See Note 7 for further information on our long-term debt associated with securitizations, private secured term funding, and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $33 million at June 30, 2023 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At June 30, 2023, the total maximum borrowing capacity of our unsecured corporate revolver was $1.25 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At June 30, 2023, no amounts were drawn under this facility.

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

(dollars in millions)	June 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	11,807	10,432
Allowance for finance receivable losses	1,300	1,126
Restricted cash and restricted cash equivalents	505	442
Other assets	30	28

Liabilities
Long-term debt	$10,643	$9,361
Other liabilities	23	20

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $114 million and $215 million during the three and six months ended June 30, 2023 respectively, compared to $68 million and $133 million during the three and six months ended June 30, 2022, respectively.

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

PRIVATE SECURED TERM FUNDING

At June 30, 2023, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 15 revolving conduit facilities with a total maximum borrowing capacity of $6.2 billion as of June 30, 2023. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of June 30, 2023. Amounts drawn on these facilities are collateralized by our personal loans.

At June 30, 2023, no amounts were drawn under these facilities.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts:

	At or for the Six Months Ended June 30,
(dollars in millions)	2023	2022 (a)

Balance at beginning of period	$93	$102
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	90	99
Additions for losses and loss adjustment expenses incurred to:
Current year	83	82
Prior years (b)	(2)	(9)
Total	81	73
Reductions for losses and loss adjustment expenses paid related to:
Current year	(38)	(35)
Prior years	(40)	(39)
Total	(78)	(74)
Net balance at end of period	93	98
Plus reinsurance recoverables	3	3
Balance at end of period	$96	$101
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
(b)    At June 30, 2023, $2 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit disability claims during the period. At June 30, 2022, $9 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit life and credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present value of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$252	$48	$313	$69
Effect of cumulative changes in discount rate assumptions (beginning of period)	(8)	—	(53)	(10)
Beginning balance at original discount rate	244	48	260	59
Effect of actual variances from expected experience	(8)	(2)	13	(2)
Adjusted balance at beginning of period	236	46	273	57
Interest accretion	6	1	7	—
Net premiums collected	(15)	(3)	(17)	(3)
Ending balance at original discount rate	227	44	263	54
Effect of changes in discount rate assumptions	2	(1)	14	1
Balance at ending of period	$229	$43	$277	$55

The present value of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$483	$126	$601	$165
Effect of cumulative changes in discount rate assumptions (beginning of period)	(17)	(1)	(109)	(27)
Beginning balance at original discount rate	466	125	492	138
Effect of actual variances from expected experience	(5)	—	14	(3)
Adjusted balance at beginning of period	461	125	506	135
Net issuances	2	—	2	—
Interest accretion	10	3	12	3
Benefit payments	(30)	(8)	(33)	(7)
Ending balance at original discount rate	443	120	487	131
Effect of changes in discount rate assumptions	7	(2)	29	4
Balance at ending of period	$450	$118	$516	$135

The net liability for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$221	$75	$239	$79
Deferred profit liability	15	53	16	60
Total net liability for future policy benefits	$236	$128	$255	$139

The weighted-average duration of the liability for future policy benefits was 8 years at June 30, 2023 and June 30, 2022.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Six Months Ended June 30,
(dollars in millions)	2023	2022
Term and whole life	$236	$255
Accidental death and disability protection	128	139
Other*	252	234
Total	$616	$628
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$442	$155	$542	$175
Discounted	319	111	386	129
Expected future benefit payments:
Undiscounted	637	176	712	193
Discounted	450	118	516	135

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Six Months Ended June 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$30	$10	$35	$10

Interest accretion	$4	$2	$5	$3

The expected and actual experience for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Six Months Ended June 30,
	2023		2022
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.39%	0.01%	0.40%	0.01%
Actual	0.33%	0.01%	0.37%	0.01%
Lapses:
Expected	3.10%	2.22%	2.70%	2.25%
Actual	1.72%	2.39%	2.24%	2.74%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2023		2022
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.27%	4.86%	5.26%	4.86%
Current discount rate	5.19%	5.17%	4.70%	4.61%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Balance at beginning of period	120,587,214	125,793,836	121,042,125	127,809,640
Common stock issued	9,045	13,995	216,448	266,272
Common stock repurchased	(169,250)	(2,096,397)	(852,634)	(4,378,949)
Treasury stock issued	19,790	15,125	40,860	29,596
Balance at end of period	120,446,799	123,726,559	120,446,799	123,726,559

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2023	2022	2023	2022

Numerator (basic and diluted):
Net income	$103	$208	$282	$511
Denominator:
Weighted average number of shares outstanding (basic)	120,539,759	124,539,551	120,652,710	125,807,633
Effect of dilutive securities *	107,110	158,420	155,670	272,866
Weighted average number of shares outstanding (diluted)	120,646,869	124,697,971	120,808,380	126,080,499
Earnings per share:
Basic	$0.85	$1.67	$2.33	$4.06
Diluted	$0.85	$1.67	$2.33	$4.05
* We have excluded weighted-average unvested restricted stock units totaling 1,607,851 and 1,389,727 for the three months ended June 30, 2023 and 2022, respectively, and 1,590,009 and 1,333,338 for the six months ended June 30, 2023 and 2022, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in discount rate for insurance claims and policyholder liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2023
Balance at beginning of period	$(112)	$(8)	$(5)	$(5)	$22	$(108)
Other comprehensive income (loss) before reclassifications	(12)	—	3	2	1	(6)
Balance at end of period	$(124)	$(8)	$(2)	$(3)	$23	$(114)

Three Months Ended June 30, 2022
Balance at beginning of period	$(34)	$1	$4	$(31)	$18	$(42)
Other comprehensive income (loss) before reclassifications	(61)	—	(3)	18	5	(41)
Balance at end of period	$(95)	$1	$1	$(13)	$23	$(83)

Six Months Ended June 30, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	7	—	3	5	(2)	13
Balance at end of period	$(124)	$(8)	$(2)	$(3)	$23	$(114)

Six Months Ended June 30, 2022
Balance at beginning of period	$49	$1	$3	$(56)	$8	$5
Other comprehensive income (loss) before reclassifications	(141)	—	(2)	43	15	(85)
Reclassification adjustments from accumulated other comprehensive income	(3)	—	—	—	—	(3)
Balance at end of period	$(95)	$1	$1	$(13)	$23	$(83)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and six months ended June 30, 2023 and 2022.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2023 and 2022.

11. Income Taxes

We had a net deferred tax asset of $462 million and $456 million at June 30, 2023 and December 31, 2022, respectively.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the six months ended June 30, 2023 was 24.5%, compared to 24.6% for the same period in 2022. The effective tax rate for the six months ended June 30, 2023 and 2022 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2020. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $6 million at June 30, 2023 and December 31, 2022. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our condensed consolidated financial statements.

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

In March 2022, the staff of the United States Consumer Financial Protection Bureau (“CFPB”) notified us that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, it is considering recommending that the CFPB take legal action against the Company in connection with alleged violations of the Consumer Financial Protection Act, 12 U.S.C. §§ 5531, 5536. On May 31, 2023, the Company entered into a consent order with the CFPB to resolve this previously disclosed investigation focused on certain refunding practices for optional insurance and membership plan products that were subsequently canceled by the customer after purchase. Pursuant to the consent order, we agreed to issue $10 million in interest refunds to affected customers, pay a $10 million civil penalty and make certain other enhancements to our sales and refunding practices. In agreeing to the consent order, we did not admit to any of the CFPB’s factual findings or legal conclusions.

13. Segment Information

At June 30, 2023, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 and Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2023
Interest income	$1,115	$1	$1	$1,117
Interest expense	242	1	1	244
Provision for finance receivable losses	479	—	—	479
Net interest income after provision for finance receivable losses	394	—	—	394
Other revenues	182	3	—	185
Other expenses	438	3	—	441
Income (loss) before income tax expense (benefit)	$138	$—	$—	$138

Three Months Ended June 30, 2022
Interest income	$1,104	$1	$1	$1,106
Interest expense	218	—	1	219
Provision for finance receivable losses	338	—	1	339
Net interest income after provision for finance receivable losses	548	1	(1)	548
Other revenues	125	3	—	128
Other expenses	394	4	—	398
Income before income tax expense	$279	$—	$(1)	$278

Six Months Ended June 30, 2023
Interest income	$2,208	$2	$—	$2,210
Interest expense	480	1	1	482
Provision for finance receivable losses	865	—	—	865
Net interest income after provision for finance receivable losses	863	1	(1)	863
Other revenues	358	5	—	363
Other expenses	847	7	(1)	853
Income before income tax expense	$374	$(1)	$—	$373

Assets	$22,267	$29	$1,215	$23,511

Six Months Ended June 30, 2022
Interest income	$2,192	$2	$1	$2,195
Interest expense	435	1	2	438
Provision for finance receivable losses	575	—	2	577
Net interest income after provision for finance receivable losses	1,182	1	(3)	1,180
Other revenues	283	7	—	290
Other expenses	787	8	(2)	793
Income (loss) before income tax expense (benefit)	$678	$—	$(1)	$677

Assets	$20,141	$38	$2,020	$22,199

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2023
Assets
Cash and cash equivalents	$1,016	$5	$—	$1,021	$1,021
Investment securities	52	1,654	4	1,710	1,710
Net finance receivables, less allowance for finance receivable losses	—	—	19,909	19,909	18,118
Restricted cash and restricted cash equivalents	522	10	—	532	532
Other assets *	—	—	38	38	29

Liabilities
Long-term debt	$—	$18,111	$—	$18,111	$19,195

December 31, 2022
Assets
Cash and cash equivalents	$481	$17	$—	$498	$498
Investment securities	51	1,744	5	1,800	1,800
Net finance receivables, less allowance for finance receivable losses	—	—	19,272	19,272	17,675
Restricted cash and restricted cash equivalents	450	11	—	461	461
Other assets *	—	—	43	43	35

Liabilities
Long-term debt	$—	$16,969	$—	$16,969	$18,281
*Other assets at June 30, 2023 and December 31, 2022 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2023
Assets
Cash equivalents in mutual funds	$158	$—	$—	$158
Cash equivalents in securities	—	5	—	5
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	69	—	69
Commercial paper	—	42	—	42
Non-U.S. government and government sponsored entities	—	147	—	147
Corporate debt	5	1,060	2	1,067
RMBS	—	182	—	182
CMBS	—	34	—	34
CDO/ABS	—	87	—	87
Total available-for-sale securities	5	1,633	2	1,640
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	17	—	17
Total bonds	—	21	—	21
Preferred stock	16	—	—	16
Common stock	31	—	2	33
Total other securities	47	21	2	70
Total investment securities	52	1,654	4	1,710
Restricted cash equivalents in mutual funds	512	—	—	512
Restricted cash equivalents in securities	—	10	—	10
Total	$722	$1,669	$4	$2,395

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2022
Assets
Cash equivalents in mutual funds	$77	$—	$—	$77
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	55	—	55
Non-U.S. government and government sponsored entities	—	142	—	142
Corporate debt	5	1,129	3	1,137
RMBS	—	192	—	192
CMBS	—	35	—	35
CDO/ABS	—	86	—	86
Total available-for-sale securities	5	1,721	3	1,729
Other securities
Bonds:
Corporate debt	—	6	—	6
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	23	—	23
Preferred stock	15	—	—	15
Common stock	31	—	2	33
Total other securities	46	23	2	71
Total investment securities	51	1,744	5	1,800
Restricted cash equivalents in mutual funds	445	—	—	445
Restricted cash equivalents in securities	$—	$11	$—	11
Total	$573	$1,772	$5	$2,350

Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2023 and 2022, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and six months ended June 30, 2023 and 2022.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, distribution partnerships, and our website, www.omf.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At June 30, 2023, we had approximately 2.35 million personal loans totaling $20.4 billion of net finance receivables, of which 51% were secured by titled property, compared to approximately 2.33 million personal loans totaling $19.9 billion of net finance receivables, of which 52% were secured by titled property at December 31, 2022. We also service personal loans for our whole loan sale partners.

•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, through direct mail, and through our digital affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At June 30, 2023, we had approximately 230 thousand open credit card customer accounts, totaling $159 million of net finance receivables, compared to approximately 135 thousand open credit card customer accounts, totaling $107 million of net finance receivables at December 31, 2022.

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

OUR SEGMENT

At June 30, 2023, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and optional insurance products. At June 30, 2023, we managed a combined total of 2.68 million customer accounts and $21.4 billion of managed receivables, compared to 2.56 million customer accounts and $20.8 billion of managed receivables at December 31, 2022.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Issuance of 9.00% Senior Notes Due 2029

On June 22, 2023, OMFC issued a total of $500 million aggregate principal amount of 9.00% Senior Notes due 2029.

For information regarding the issuance of our unsecured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Securitization Transactions Completed - ODART 2023-1 and OMFIT 2023-1

For information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Stock Repurchase Program

On February 2, 2022, the Board authorized a stock repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. As of June 30, 2023, we had $692 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program.

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

Regulatory Settlements

On May 24, 2023, we entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating primarily to a past examination of our cybersecurity policies from 2017 to early 2020. Pursuant to the consent order, we agreed to pay a $4.25 million civil penalty and represent that certain improvements to our cybersecurity controls and procedures had previously been completed.

Additionally, on May 31, 2023, we entered into a consent order with the CFPB to resolve a previously disclosed investigation focused on certain refunding practices for optional insurance and membership plan products that were subsequently canceled by the consumer after purchase. Pursuant to the consent order, we agreed to issue $10 million in interest refunds to affected customers, pay a $10 million civil penalty and make certain other enhancements to our sales and refunding practices.

In agreeing to these two consent orders, we did not admit to any of the NYDFS’ or the CFPB’s factual findings or legal conclusions.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022

Interest income	$1,117	$1,106	$2,210	$2,195
Interest expense	244	219	482	438
Provision for finance receivable losses	479	339	865	577
Net interest income after provision for finance receivable losses	394	548	863	1,180
Other revenues	185	128	363	290
Other expenses	441	398	853	793
Income before income taxes	138	278	373	677
Income taxes	35	70	91	166
Net income	$103	$208	$282	$511

Share Data:
Earnings per share:
Diluted	$0.85	$1.67	$2.33	$4.05

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$20,510	$19,448	$20,510	$19,448
Average net receivables	$20,135	$19,160	$20,008	$19,122
Gross charge-off ratio	9.01%	7.35%	9.11%	7.17%
Recovery ratio	(1.34)%	(1.41)%	(1.37)%	(1.41)%
Net charge-off ratio	7.67%	5.95%	7.73%	5.76%
Personal loans:
Net finance receivables	$20,351	$19,384	$20,351	$19,384
Yield	22.22%	23.11%	22.24%	23.12%
Origination volume	$3,742	$3,897	$6,559	$6,856
Number of accounts	2,349,739	2,320,582	2,349,739	2,320,582
Number of accounts originated	358,649	395,902	629,321	682,293
Net charge-off ratio	7.60%	5.96%	7.66%	5.77%
30-89 Delinquency ratio	2.76%	2.73%	2.76%	2.73%
Credit cards:
Net finance receivables	$159	$64	$159	$64
Purchase volume	$81	$34	$134	$79
Number of open accounts	230,099	78,979	230,099	78,979
Debt balances:
Long-term debt balance	$19,195	$17,922	$19,195	$17,922
Average daily debt balance	$18,537	$17,693	$18,446	$17,623
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three and Six Months Ended June 30, 2023 and 2022

Interest income increased $11 million or 1% and $15 million or 1% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to growth in average net receivables, partially offset by lower yield.

Interest expense increased $25 million or 11% and $44 million or 10% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to a higher average cost of funds and an increase in average debt.

Provision for finance receivable losses increased $140 million or 41% and $288 million or 50% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily driven by higher net charge-offs and growth in the portfolio.

Other revenues increased $57 million or 44% and $73 million or 25% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to an increase in investment revenue due to higher market rates compared to the prior year period and a net loss on the repurchase and repayment of debt in the prior year period.

Other expenses increased $43 million or 11% and $60 million or 8% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to regulatory settlements in the current period and an increase in salaries and benefits expense driven by our continued investment in the business.

Income taxes totaled $35 million and $91 million for the three and six months ended June 30, 2023, respectively, compared to $70 million and $166 million for the three and six months ended June 30, 2022, respectively, due to higher pre-tax income in the prior year period. For the three and six months ended June 30, 2023, the effective tax rates were 25.4% and 24.5%, respectively, compared to 25.3% and 24.6% for the three and six months ended June 30, 2022, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes regulatory settlements, the expenses associated with the net loss resulting from repurchases and repayments of debt, cash-settled stock-based awards, and direct costs associated with COVID-19. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$138	$279	$374	$678
Adjustments:
Regulatory settlements	24	—	24	—
Net loss on repurchases and repayments of debt	—	28	—	28
Direct costs associated with COVID-19	—	1	—	2
Cash-settled stock-based awards	—	1	—	2
Adjusted pretax income (non-GAAP)	162	309	398	710

Provision for finance receivable losses	479	338	865	575
Net charge-offs	(385)	(283)	(768)	(545)
Pretax capital generation (non-GAAP)	$256	$364	$495	$740

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

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022

Interest income	$1,115	$1,104	$2,208	$2,192
Interest expense	242	218	480	435
Provision for finance receivable losses	479	338	865	575
Net interest income after provision for finance receivable losses	394	548	863	1,182
Other revenues	182	153	358	311
Other expenses	414	392	823	783
Adjusted pretax income (non-GAAP)	$162	$309	$398	$710

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$20,511	$19,449	$20,511	$19,449
Average net receivables	$20,136	$19,162	$20,009	$19,124
Gross charge-off ratio	9.01%	7.35%	9.11%	7.17%
Recovery ratio	(1.34)%	(1.41)%	(1.37)%	(1.41)%
Net charge-off ratio	7.67%	5.95%	7.73%	5.76%
Personal loans:
Net finance receivables	$20,352	$19,385	$20,352	$19,385
Yield	22.21%	23.10%	22.24%	23.10%
Origination volume	$3,742	$3,897	$6,559	$6,856
Number of accounts	2,349,739	2,320,582	2,349,739	2,320,582
Number of accounts originated	358,649	395,902	629,321	682,293
Net charge-off ratio	7.60%	5.96%	7.66%	5.77%
30-89 Delinquency ratio	2.76%	2.73%	2.76%	2.73%
Credit cards:
Net finance receivables	$159	$64	$159	$64
Purchase volume	$81	$34	$134	$79
Number of open accounts	230,099	78,979	230,099	78,979
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three and Six Months Ended June 30, 2023 and 2022

Interest income increased $11 million or 1% and $16 million or 1% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to growth in average net receivables, partially offset by lower yield.

Interest expense increased $24 million or 11% and $45 million or 10% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to a higher average cost of funds and an increase in average debt.

Provision for finance receivable losses increased $141 million or 42% and $290 million or 50% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily driven by higher net charge-offs and growth in the portfolio.

Other revenues increased $29 million or 19% and $47 million or 15% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to an increase in investment revenue due to higher market rates compared to the prior year period.

Other expenses increased $22 million or 6% and $40 million or 5% for the three and six months ended June 30, 2023 when compared to the same periods in 2022 primarily due to an increase in salaries and benefits expense driven by our continued investment in the business.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $20.5 billion at June 30, 2023 and $20.0 billion at December 31, 2022. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

When personal loans are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. Use of our central operations teams for managing late-stage delinquency allows us to apply more advanced collection techniques and tools to drive credit performance and operational efficiencies.

We consider our personal loans to be nonperforming at 90 days contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For credit cards, we accrue finance charges and fees until charge-off at 180 days past due, at which point we reverse finance charges and fees previously accrued.

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Personal Loans	Credit Cards
June 30, 2023
Current	$19,316	$142
30-89 days past due	562	8
90+ days past due	474	9
Total net finance receivables	$20,352	$159

Delinquency ratio
30-89 days past due	2.76%	4.70%
30+ days past due	5.09%	10.52%
90+ days past due	2.33%	5.82%

December 31, 2022
Current	$18,726	$93
30-89 days past due	610	6
90+ days past due	544	8
Total net finance receivables	$19,880	$107

Delinquency ratio
30-89 days past due	3.07%	5.90%
30+ days past due	5.80%	13.08%
90+ days past due	2.74%	7.18%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At June 30, 2023, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Three Months Ended June 30, 2023
Balance at beginning of period	$2,275	$23	$—	$2,298
Provision for finance receivable losses	464	15	—	479
Charge-offs	(446)	(6)	—	(452)
Recoveries	67	—	—	67
Balance at end of period	$2,360	$32	$—	$2,392

Three Months Ended June 30, 2022
Balance at beginning of period	$2,067	$10	$(6)	$2,071
Provision for finance receivable losses	336	2	1	339
Charge-offs	(351)	—	—	(351)
Recoveries	68	—	—	68
Balance at end of period	$2,120	$12	$(5)	$2,127

Six Months Ended June 30, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (a)	(20)	—	4	(16)
Provision for finance receivable losses	841	24	—	865
Charge-offs	(891)	(13)	—	(904)
Recoveries	136	—	—	136
Balance at end of period	$2,360	$32	$—	$2,392

Allowance ratio	11.60%	20.45%	(b)	11.66%

Six Months Ended June 30, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	568	7	2	577
Charge-offs	(680)	—	—	(680)
Recoveries	135	—	—	135
Balance at end of period	$2,120	$12	$(5)	$2,127

Allowance ratio	10.94%	19.13%	(b)	10.94%
(a)    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 2, 3, and 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on the adoption of ASU 2022-02 included in this report.
(b)    Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables for personal loans increased from the prior year period primarily due to a weaker macroeconomic outlook and an increase in delinquent personal loans 30 days or more past due. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

During the six months ended June 30, 2023, OMH generated net income of $282 million. OMH’s net cash outflow from operating and investing activities totaled $15 million for the six months ended June 30, 2023. At June 30, 2023, our scheduled principal and interest payments for the remainder of 2023 on our existing debt (excluding securitizations) totaled $470 million. As of June 30, 2023, we had $8.4 billion of unencumbered loans.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due.

OMFC’s Issuances and Repurchases of Unsecured Debt

On June 22, 2023, OMFC issued a total of $500 million aggregate principal amount of 9.00% Senior Notes due 2029 (the “9.00% Senior Notes due 2029”) under the Base Indenture, as supplemented by the Fifteenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the six months ended June 30, 2023, we repurchased $93 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At June 30, 2023, the borrowing capacity of our corporate revolver was $1.25 billion, and no amounts were drawn.

Securitizations and Borrowings from Revolving Conduit Facilities

During the six months ended June 30, 2023, we completed two personal loan securitizations (ODART 2023-1 and OMFIT 2023-1, see “Securitized Borrowings” below) and redeemed no personal loan securitizations. During the six months ended June 30, 2023, we entered into no new revolving conduit facilities. At June 30, 2023, the borrowing capacity of our revolving conduit facilities was $6.2 billion, and no amounts were drawn. At June 30, 2023, we had $11.7 billion of gross finance receivables pledged as collateral for our securitizations and private secured term funding.

Private Secured Term Funding

At June 30, 2023, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of June 30, 2023	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the six months ended June 30, 2023, OMH repurchased 852,634 shares of its common stock through its stock repurchase program for an aggregate total of $34 million, including commissions and fees. As of June 30, 2023, OMH held a total of 14,625,250 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $40 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of June 30, 2023, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 7, 2023	February 17, 2023	February 24, 2023	$1.00	$121
April 25, 2023	May 5, 2023	May 12, 2023	1.00	121
Total			$2.00	$242

To provide funding for the dividend, OMFC paid dividends of $240 million to OMH during the six months ended June 30, 2023.

On July 26, 2023, OMH declared a dividend of $1.00 per share payable on August 11, 2023 to record holders of OMH's common stock as of the close of business on August 7, 2023. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $121 million payable on or after August 8, 2023.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a combined total of $135 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. During the three and six months ended June 30, 2023, we sold $135 million and $315 million of gross finance receivables, respectively, compared to $180 million and $360 million during the same periods in 2022. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $1.2 billion for the six months ended June 30, 2023 reflected net income of $282 million, the impact of non-cash items, and an unfavorable change in working capital of $1 million. Net cash provided by operations of $1.2 billion for the six months ended June 30, 2022 reflected net income of $511 million, the impact of non-cash items, and an unfavorable change in working capital of $54 million.

OMH's Investing Activities

Net cash used for investing activities of $1.3 billion and $802 million for the six months ended June 30, 2023 and 2022, respectively, was primarily due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH's Financing Activities

Net cash provided by financing activities of $609 million for the six months ended June 30, 2023 was primarily due to the issuance and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt and cash dividends paid. Net cash used for financing activities of $333 million for the six months ended June 30, 2022 was primarily due to debt repayments, cash dividends paid, and the cash paid to repurchase common stock during the period, partially offset by the issuance and borrowings of long-term debt.

OMH's Cash and Investments

At June 30, 2023, we had $1.0 billion of cash and cash equivalents, which included $196 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2023, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL declared and paid an ordinary dividend to OneMain Financial Holdings, LLC (“OMFH”) of $80 million during the six months ended June 30, 2023 and did not pay dividends during the six months ended June 30, 2022. Triton declared an ordinary dividend to OMFH of $45 million and paid $35 million during the six months ended June 30, 2023 and paid an ordinary dividend of $50 million during the six months ended June 30, 2022. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2022.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of June 30, 2023, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	368	381	299	326	3.92%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	269	381	4.69%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.75%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	1,000	1,099	5.17%	2 years
OMFIT 2022-3	979	1,090	796	1,090	6.00%	2 years
OMFIT 2023-1 (c)	825	920	825	920	5.82%	5 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1	1,000	1,053	1,000	1,053	0.98%	2 years
ODART 2022-1	600	632	600	632	5.06%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
Total securitizations	$11,219	$12,123	$10,339	$11,539
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of June 30, 2023.
(c) On May 23, 2023 we issued $825 million of notes backed by personal loans. The notes mature in 2038.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 15 revolving conduit facilities with a total borrowing capacity of $6.2 billion as of June 30, 2023:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Funding IX, LLC	600	—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding VIII, LLC	400	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
Chicago River Funding, LLC	375	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	—
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
Total	$6,175	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2023 or December 31, 2022.

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

During the six months ended June 30, 2023, we removed TDR finance receivables as a critical accounting policy and estimate as ASU 2022-02 superseded the accounting for troubled debt restructurings by creditors as of January 1, 2023.

There have been no other material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2023.

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

As of June 30, 2023, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of June 30, 2023 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of June 30, 2023, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of June 30, 2023 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended June 30, 2023, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30	—	$—	—	$698,033,606
May 1 - May 31	96,072	36.43	96,072	694,533,922
June 1 - June 30	73,178	41.37	73,178	691,506,623
Total	169,250	$38.56	169,250
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Bylaws of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.). Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on June 15, 2023.

4.1
Fourteenth Supplemental Indenture, dated as of June 20, 2023, among OneMain Finance Corporation, OneMain Holdings, Inc., Wilmington Trust, National Association and HSBC Bank USA, National Association. Incorporated by reference to Exhibit 4.1 to OMH’s Current Report on Form 8-K filed on June 21, 2023.

4.2
Fifteenth Supplemental Indenture relating to the Notes, dated as of June 22, 2023 among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of 9.000% Senior Notes due 2029 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on June 21, 2023.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	July 28, 2023	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	July 28, 2023	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)