Form 10-Q
period 2023-09-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2023-10-26
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2023

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At October 19, 2023, there were 119,904,122 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At October 19, 2023, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$1,190	$498
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.8 billion in 2023, respectively, and $1.7 billion and $1.9 billion in 2022, respectively)	1,635	1,800
Net finance receivables (includes loans of consolidated VIEs of $13.2 billion in 2023 and $10.4 billion in 2022)	21,067	19,986
Unearned insurance premium and claim reserves	(772)	(749)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.5 billion in 2023 and $1.1 billion in 2022)	(2,449)	(2,311)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	17,846	16,926
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $564 million in 2023 and $442 million in 2022)	580	461
Goodwill	1,437	1,437
Other intangible assets	260	261
Other assets	1,198	1,154
Total assets	$24,146	$22,537

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $11.9 billion in 2023 and $9.4 billion in 2022)	$19,851	$18,281
Insurance claims and policyholder liabilities	599	620
Deferred and accrued taxes	6	5
Other liabilities (includes other liabilities of consolidated VIEs of $26 million in 2023 and $20 million in 2022)	581	616
Total liabilities	21,037	19,522
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 120,245,297 and 121,042,125 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,706	1,689
Accumulated other comprehensive loss	(129)	(127)
Retained earnings	2,240	2,119
Treasury stock, at cost; 14,872,259 and 13,813,476 shares at September 30, 2023 and December 31, 2022, respectively	(709)	(667)
Total shareholders’ equity	3,109	3,015
Total liabilities and shareholders’ equity	$24,146	$22,537

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022

Interest income	$1,167	$1,118	$3,377	$3,313

Interest expense	267	223	749	661

Net interest income	900	895	2,628	2,652

Provision for finance receivable losses	410	421	1,275	998

Net interest income after provision for finance receivable losses	490	474	1,353	1,654

Other revenues:
Insurance	113	111	335	334
Investment	32	16	83	40
Gain on sales of finance receivables	11	17	42	50
Net gain (loss) on repurchases and repayments of debt	—	2	1	(26)
Other	29	24	87	62
Total other revenues	185	170	548	460

Other expenses:
Salaries and benefits	217	212	649	621
Other operating expenses	164	151	494	451
Insurance policy benefits and claims	48	35	139	119
Total other expenses	429	398	1,282	1,191

Income before income taxes	246	246	619	923

Income taxes	52	61	143	227

Net income	$194	$185	$476	$696

Share Data:
Weighted average number of shares outstanding:
Basic	120,407,889	123,352,522	120,571,103	124,989,263
Diluted	120,754,694	123,568,620	120,790,485	125,243,206
Earnings per share:
Basic	$1.61	$1.50	$3.95	$5.56
Diluted	$1.61	$1.49	$3.94	$5.55

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022

Net income	$194	$185	$476	$696

Other comprehensive loss:
Net change in unrealized losses on non-credit impaired available-for-sale securities	(28)	(65)	(19)	(248)
Foreign currency translation adjustments	(4)	(10)	—	(13)
Changes in discount rate for insurance claims and policyholder liabilities	8	18	15	73
Other	4	4	2	24
Income tax effect:
Net change in unrealized losses on non-credit impaired available-for-sale securities	6	15	4	57
Foreign currency translation adjustments	1	2	—	3
Changes in discount rate for insurance claims and policyholder liabilities	(1)	(4)	(3)	(16)
Other	(1)	(1)	(1)	(6)
Other comprehensive loss, net of tax, before reclassification adjustments	(15)	(41)	(2)	(126)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	—	(3)
Reclassification adjustments included in net income, net of tax	—	—	—	(3)
Other comprehensive loss, net of tax	(15)	(41)	(2)	(129)

Comprehensive income	$179	$144	$474	$567

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended September 30, 2023
Balance, July 1, 2023	$1	$1,702	$(114)	$2,168	$(699)	$3,058
Common stock repurchased	—	—	—	—	(11)	(11)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	6	—	—	—	6
Withholding tax on share-based compensation	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	(15)	—	—	(15)
Cash dividends *	—	—	—	(122)	—	(122)
Net income	—	—	—	194	—	194
Balance, September 30, 2023	$1	$1,706	$(129)	$2,240	$(709)	$3,109

Three Months Ended September 30, 2022
Balance, July 1, 2022	$1	$1,679	$(83)	$1,995	$(571)	$3,021
Common stock repurchased	—	—	—	—	(42)	(42)
Treasury stock issued	—	—	—	(1)	1	—
Share-based compensation expense, net of forfeitures	—	8	—	—	—	8
Withholding tax on share-based compensation	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	(41)	—	—	(41)
Cash dividends *	—	—	—	(118)	—	(118)
Net income	—	—	—	185	—	185
Balance, September 30, 2022	$1	$1,685	$(124)	$2,061	$(612)	$3,011

* Cash dividends declared were $1.00 per share and $0.95 per share during the three months ended September 30, 2023 and 2022, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Nine Months Ended September 30, 2023
Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (see Note 2)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(45)	(45)
Treasury stock issued	—	—	—	(1)	3	2
Share-based compensation expense, net of forfeitures	—	27	—	—	—	27
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive loss	—	—	(2)	—	—	(2)
Cash dividends*	—	—	—	(366)	—	(366)
Net income	—	—	—	476	—	476
Balance, September 30, 2023	$1	$1,706	$(129)	$2,240	$(709)	$3,109

Nine Months Ended September 30, 2022
Balance, January 1, 2022	$1	$1,672	$5	$1,727	$(368)	$3,037
Common stock repurchased	—	—	—	—	(247)	(247)
Treasury stock issued	—	—	—	(1)	3	2
Share-based compensation expense, net of forfeitures	—	27	—	—	—	27
Withholding tax on share-based compensation	—	(14)	—	—	—	(14)
Other comprehensive loss	—	—	(129)	—	—	(129)
Cash dividends*	—	—	—	(361)	—	(361)
Net income	—	—	—	696	—	696
Balance, September 30, 2022	$1	$1,685	$(124)	$2,061	$(612)	$3,011

* Cash dividends declared were $3.00 per share and $2.85 per share during the nine months ended September 30, 2023 and 2022, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2023	2022

Cash flows from operating activities
Net income	$476	$696
Reconciling adjustments:
Provision for finance receivable losses	1,275	998
Depreciation and amortization	191	188
Deferred income tax benefit	(30)	(45)
Net loss (gain) on repurchases and repayments of debt	(1)	26
Share-based compensation expense, net of forfeitures	27	27
Gain on sales of finance receivables	(42)	(50)
Other	(1)	4
Cash flows due to changes in other assets and other liabilities	(54)	(121)
Net cash provided by operating activities	1,841	1,723

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,726)	(2,010)
Proceeds from sales of finance receivables	493	599
Available-for-sale securities purchased	(129)	(406)
Available-for-sale securities called, sold, and matured	274	370
Other securities purchased	(4)	(5)
Other securities called, sold, and matured	5	11
Other, net	(65)	(56)
Net cash used for investing activities	(2,152)	(1,497)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	3,743	4,479
Repayments and repurchases of long-term debt	(2,202)	(4,080)
Cash dividends	(366)	(364)
Common stock repurchased	(45)	(247)
Treasury stock issued	2	2
Withholding tax on share-based compensation	(10)	(14)
Net cash provided by (used for) financing activities	1,122	(224)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	811	2
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	959	1,017
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,770	$1,019

Supplemental cash flow information
Cash and cash equivalents	$1,190	$536
Restricted cash and restricted cash equivalents	580	483
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,770	$1,019

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$1,187	$490
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.8 billion in 2023, respectively, and $1.7 billion and $1.9 billion in 2022, respectively)	1,635	1,800
Net finance receivables (includes loans of consolidated VIEs of $13.2 billion in 2023 and $10.4 billion in 2022)	21,067	19,986
Unearned insurance premium and claim reserves	(772)	(749)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.5 billion in 2023 and $1.1 billion in 2022)	(2,449)	(2,311)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	17,846	16,926
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $564 million in 2023 and $442 million in 2022)	580	461
Goodwill	1,437	1,437
Other intangible assets	260	261
Other assets	1,196	1,152
Total assets	$24,141	$22,527

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $11.9 billion in 2023 and $9.4 billion in 2022)	$19,851	$18,281
Insurance claims and policyholder liabilities	599	620
Deferred and accrued taxes	6	5
Other liabilities (includes other liabilities of consolidated VIEs of $26 million in 2023 and $20 million in 2022)	581	617
Total liabilities	21,037	19,523
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at September 30, 2023 and December 31, 2022	5	5
Additional paid-in capital	1,950	1,933
Accumulated other comprehensive loss	(129)	(127)
Retained earnings	1,278	1,193
Total shareholder’s equity	3,104	3,004
Total liabilities and shareholder’s equity	$24,141	$22,527

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022

Interest income	$1,167	$1,118	$3,377	$3,313

Interest expense	267	223	749	661

Net interest income	900	895	2,628	2,652

Provision for finance receivable losses	410	421	1,275	998

Net interest income after provision for finance receivable losses	490	474	1,353	1,654

Other revenues:
Insurance	113	111	335	334
Investment	32	16	83	40
Gain on sales of finance receivables	11	17	42	50
Net gain (loss) on repurchases and repayments of debt	—	2	1	(26)
Other	29	24	87	62
Total other revenues	185	170	548	460

Other expenses:
Salaries and benefits	217	212	649	621
Other operating expenses	164	151	494	451
Insurance policy benefits and claims	48	35	139	119
Total other expenses	429	398	1,282	1,191

Income before income taxes	246	246	619	923

Income taxes	52	61	143	227

Net income	$194	$185	$476	$696

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022

Net income	$194	$185	$476	$696

Other comprehensive loss:
Net change in unrealized losses on non-credit impaired available-for-sale securities	(28)	(65)	(19)	(248)
Foreign currency translation adjustments	(4)	(10)	—	(13)
Changes in discount rate for insurance claims and policyholder liabilities	8	18	15	73
Other	4	4	2	24
Income tax effect:
Net change in unrealized losses on non-credit impaired available-for-sale securities	6	15	4	57
Foreign currency translation adjustments	1	2	—	3
Changes in discount rate for insurance claims and policyholder liabilities	(1)	(4)	(3)	(16)
Other	(1)	(1)	(1)	(6)
Other comprehensive loss, net of tax, before reclassification adjustments	(15)	(41)	(2)	(126)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	—	—	(3)
Reclassification adjustments included in net income, net of tax	—	—	—	(3)
Other comprehensive loss, net of tax	(15)	(41)	(2)	(129)

Comprehensive income	$179	$144	$474	$567

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended September 30, 2023
Balance, July 1, 2023	$5	$1,946	$(114)	$1,204	$3,041
Share-based compensation expense, net of forfeitures	—	6	—	—	6
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive loss	—	—	(15)	—	(15)
Cash dividends	—	—	—	(120)	(120)
Net income	—	—	—	194	194
Balance, September 30, 2023	$5	$1,950	$(129)	$1,278	$3,104

Three Months Ended September 30, 2022
Balance, July 1, 2022	$5	$1,923	$(83)	$1,166	$3,011
Share-based compensation expense, net of forfeitures	—	8	—	—	8
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive loss	—	—	(41)	—	(41)
Cash dividends	—	—	—	(177)	(177)
Net income	—	—	—	185	185
Balance, September 30, 2022	$5	$1,929	$(124)	$1,174	$2,984

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Nine Months Ended September 30, 2023
Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 (see Note 2)	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	27	—	—	27
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive loss	—	—	(2)	—	(2)
Cash dividends	—	—	—	(403)	(403)
Net income	—	—	—	476	476
Balance, September 30, 2023	$5	$1,950	$(129)	$1,278	$3,104

Nine Months Ended September 30, 2022
Balance, January 1, 2022	$5	$1,916	$5	$1,078	$3,004
Share-based compensation expense, net of forfeitures	—	27	—	—	27
Withholding tax on shared-based compensation	—	(14)	—	—	(14)
Other comprehensive loss	—	—	(129)	—	(129)
Cash dividends	—	—	—	(600)	(600)
Net income	—	—	—	696	696
Balance, September 30, 2022	$5	$1,929	$(124)	$1,174	$2,984

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2023	2022

Cash flows from operating activities
Net income	$476	$696
Reconciling adjustments:
Provision for finance receivable losses	1,275	998
Depreciation and amortization	191	188
Deferred income tax benefit	(30)	(45)
Net loss (gain) on repurchases and repayments of debt	(1)	26
Share-based compensation expense, net of forfeitures	27	27
Gain on sales of finance receivables	(42)	(50)
Other	(1)	4
Cash flows due to changes in other assets and other liabilities	(55)	(121)
Net cash provided by operating activities	1,840	1,723

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,726)	(2,010)
Proceeds from sales of finance receivables	493	599
Available-for-sale securities purchased	(129)	(406)
Available-for-sale securities called, sold, and matured	274	370
Other securities purchased	(4)	(5)
Other securities called, sold, and matured	5	11
Other, net	(65)	(56)
Net cash used for investing activities	(2,152)	(1,497)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	3,743	4,479
Repayments and repurchases of long-term debt	(2,202)	(4,080)
Cash dividends	(403)	(602)
Withholding tax on share-based compensation	(10)	(14)
Net cash provided by (used for) financing activities	1,128	(217)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	816	9
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	951	986
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,767	$995

Supplemental cash flow information
Cash and cash equivalents	$1,187	$512
Restricted cash and restricted cash equivalents	580	483
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,767	$995

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2023

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

The effects of the adoption of ASU 2018-12 to our condensed consolidated balance sheets were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

December 31, 2022
Other assets (OMH only)	$1,150	$4	$1,154
Other assets (OMFC only)	1,148	4	1,152
Insurance claims and policyholder liabilities	602	18	620
Accumulated other comprehensive loss	(119)	(8)	(127)
Retained earnings (OMH only)	2,125	(6)	2,119
Retained earnings (OMFC only)	1,199	(6)	1,193

September 30, 2022
Insurance claims and policyholder liabilities	$600	$1	$601
Accumulated other comprehensive loss	(125)	1	(124)
Retained earnings (OMH only)	2,063	(2)	2,061
Retained earnings (OMFC only)	1,176	(2)	1,174

December 31, 2021
Other assets (OMH only)	$1,003	$16	$1,019
Other assets (OMFC only)	1,001	16	1,017
Insurance claims and policyholder liabilities	621	72	693
Accumulated other comprehensive income	61	(56)	5

January 1, 2021
Other assets (OMH and OMFC)	$1,054	$21	$1,075
Insurance claims and policyholder liabilities	621	97	718
Accumulated other comprehensive income	94	(76)	18

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of operations were as follows:

(dollars in millions, except per share amounts)	As Reported	ASU 2018-12 Adjustment	As Recast

Three Months Ended September 30, 2022
Insurance policy benefits and claims	$31	$4	$35
Income before income taxes	250	(4)	246
Income taxes	62	(1)	61
Net income	188	(3)	185
Basic EPS (OMH only)	1.52	(0.02)	1.50
Diluted EPS (OMH only)	1.52	(0.03)	1.49

Nine Months Ended September 30, 2022
Insurance policy benefits and claims	$116	$3	$119
Income before income taxes	926	(3)	923
Income taxes	228	(1)	227
Net income	698	(2)	696
Basic EPS (OMH only)	5.58	(0.02)	5.56
Diluted EPS (OMH only)	5.57	(0.02)	5.55

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of comprehensive income were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

Three Months Ended September 30, 2022
Comprehensive income	$133	$11	$144

Nine Months Ended September 30, 2022
Comprehensive income	$512	$55	$567

The effects of the adoption of ASU 2018-12 to our condensed consolidated statements of cash flows were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

Nine Months Ended September 30, 2022
Net income	$698	$(2)	$696
Deferred income tax charge	(44)	(1)	(45)
Cash flows due to changes in other assets and other liabilities	(124)	3	(121)

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

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

September 30, 2023
Gross finance receivables *	$20,564	$226	$20,790
Unearned fees	(233)	—	(233)
Accrued finance charges and fees	303	—	303
Deferred origination costs	201	6	207
Total	$20,835	$232	$21,067

December 31, 2022
Gross finance receivables *	$19,615	$107	$19,722
Unearned fees	(220)	—	(220)
Accrued finance charges and fees	299	—	299
Deferred origination costs	185	—	185
Total	$19,879	$107	$19,986
* Personal loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the principal balance and billed interest and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a combined total of $135 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations. We sold $135 million and $450 million of gross finance receivables during the three and nine months ended September 30, 2023, respectively, and $180 million and $540 million of gross finance receivables during the three and nine months ended September 30, 2022, respectively. The gain on the sales were $11 million and $42 million during the three and nine months ended September 30, 2023, respectively, and $17 million and $50 million during the three and nine months ended September 30, 2022, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. We consider our personal loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $36 million and $105 million during the three and nine months ended September 30, 2023, respectively, and $34 million and $88 million during the three and nine months ended September 30, 2022, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $4 million and $14 million during the three and nine months ended September 30, 2023, respectively, and $4 million and $12 million during the three and nine months ended September 30, 2022, respectively. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at approximately 180 days past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed totaled $3 million and $8 million during the three and nine months ended September 30, 2023, respectively, and were immaterial during the three and nine months ended September 30, 2022.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

September 30, 2023
Performing
Current	$8,394	$6,692	$2,967	$970	$507	$149	$19,679
30-59 days past due	69	159	92	27	17	7	371
60-89 days past due	41	113	64	18	10	4	250
Total performing	8,504	6,964	3,123	1,015	534	160	20,300
Nonperforming (Nonaccrual)
90+ days past due	53	256	151	42	24	9	535
Total	$8,557	$7,220	$3,274	$1,057	$558	$169	$20,835

Gross charge-offs	$13	$527	$501	$147	$81	$33	$1,302

(dollars in millions)	2022	2021	2020	2019	2018	Prior	Total

December 31, 2022
Performing
Current	$10,614	$4,927	$1,758	$1,081	$240	$105	$18,725
30-59 days past due	136	136	43	28	9	5	357
60-89 days past due	92	101	32	19	6	3	253
Total performing	10,842	5,164	1,833	1,128	255	113	19,335
Nonperforming (Nonaccrual)
90+ days past due	160	246	74	44	13	7	544
Total	$11,002	$5,410	$1,907	$1,172	$268	$120	$19,879

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	September 30, 2023	December 31, 2022

Current	$211	$93
30-59 days past due	6	3
60-89 days past due	5	3
90+ days past due	10	8
Total	$232	$107

There were no credit cards that were converted to term loans at September 30, 2023 or December 31, 2022.

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

The period-end carrying value of finance receivables modified during the period were as follows:

(dollars in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Interest rate reduction and term extension	$143	$378
Interest rate reduction and principal forgiveness	101	260
Total modifications to borrowers experiencing financial difficulties	$244	$638

Modifications as a percent of net finance receivables - personal loans	1.17%	3.06%

The financial effect of loan modifications made during the period were as follows:

(dollars in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Weighted-average interest rate reduction	19.15%	20.01%
Weighted-average term extension (months)	27	24
Principal/interest forgiveness	$12	$32

The performance of modified finance receivables by delinquency status was as follows:

(dollars in millions)	September 30, 2023

Current	$465
30-59 days past due	54
60-89 days past due	42
90+ days past due	77
Total*	$638
* Excludes $33 million of modified finance receivables that subsequently charged off.

The period-end carrying value of modified finance receivables for which there was a default during the period to cause the modified finance receivable to be considered nonperforming (90 days or more past due) were as follows:

(dollars in millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Interest rate reduction and term extension	$35	$47
Interest rate reduction and principal forgiveness	10	12
Total	$45	$59

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

Information regarding TDR finance receivables were as follows:

(dollars in millions)	December 31, 2022

TDR gross finance receivables	$898
TDR net finance receivables *	904
Allowance for TDR finance receivable losses	369
*    TDR net finance receivables are TDR gross finance receivables net of unearned fees, accrued finance charges, and deferred origination costs.

There were no credit cards classified as TDR finance receivables at December 31, 2022.

Information regarding the new volume of the TDR finance receivables were as follows:

(dollars in millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Pre-modification TDR net finance receivables	$245	$521
Post-modification TDR net finance receivables:
Rate reduction	172	342
Other *	73	179
Total post-modification TDR net finance receivables	$245	$521
Number of TDR accounts	29,448	63,129
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more past due) are reflected in the following table:

(dollars in millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

TDR net finance receivables *	$34	$94
Number of TDR accounts	4,348	11,906
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $204 million at September 30, 2023 and $81 million at December 31, 2022.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At September 30, 2023, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and nine months ended September 30, 2023 was primarily due to the growth in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Three Months Ended September 30, 2023
Balance at beginning of period	$2,360	$32	$2,392
Provision for finance receivable losses	386	24	410
Charge-offs	(410)	(6)	(416)
Recoveries	63	—	63
Balance at end of period	$2,399	$50	$2,449

Three Months Ended September 30, 2022
Balance at beginning of period	$2,115	$12	$2,127
Provision for finance receivable losses	415	6	421
Charge-offs	(349)	(3)	(352)
Recoveries	59	—	59
Balance at end of period	$2,240	$15	$2,255

Nine Months Ended September 30, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 *	(16)	—	(16)
Provision for finance receivable losses	1,227	48	1,275
Charge-offs	(1,302)	(19)	(1,321)
Recoveries	200	—	200
Balance at end of period	$2,399	$50	$2,449

Nine Months Ended September 30, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	985	13	998
Charge-offs	(1,029)	(3)	(1,032)
Recoveries	194	—	194
Balance at end of period	$2,240	$15	$2,255
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

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2023*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$15	$—	$(1)	$14
Obligations of states, municipalities, and political subdivisions	72	—	(8)	64
Commercial paper	23	—	—	23
Non-U.S. government and government sponsored entities	163	—	(10)	153
Corporate debt	1,149	2	(126)	1,025
Mortgage-backed, asset-backed, and collateralized:
RMBS	203	—	(31)	172
CMBS	37	—	(4)	33
CDO/ABS	90	—	(7)	83
Total	$1,752	$2	$(187)	$1,567

December 31, 2022*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$(1)	$16
Obligations of states, municipalities, and political subdivisions	74	—	(8)	66
Commercial paper	55	—	—	55
Non-U.S. government and government sponsored entities	150	—	(8)	142
Corporate debt	1,251	1	(115)	1,137
Mortgage-backed, asset-backed, and collateralized:
RMBS	217	—	(25)	192
CMBS	38	—	(3)	35
CDO/ABS	95	—	(9)	86
Total	$1,897	$1	$(169)	$1,729
*    The allowance for credit losses related to our investment securities as of September 30, 2023 and December 31, 2022 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million as of September 30, 2023 and December 31, 2022. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and nine months ended September 30, 2023 and 2022.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2023
U.S. government and government sponsored entities	$1	$—	$11	$(1)	$12	$(1)
Obligations of states, municipalities, and political subdivisions	2	—	59	(8)	61	(8)
Commercial paper	23	—	—	—	23	—
Non-U.S. government and government sponsored entities	29	(1)	99	(9)	128	(10)
Corporate debt	102	(4)	895	(122)	997	(126)
Mortgage-backed, asset-backed, and collateralized:
RMBS	22	(1)	148	(30)	170	(31)
CMBS	2	—	31	(4)	33	(4)
CDO/ABS	10	—	63	(7)	73	(7)
Total	$191	$(6)	$1,306	$(181)	$1,497	$(187)

December 31, 2022
U.S. government and government sponsored entities	$10	$—	$6	$(1)	$16	$(1)
Obligations of states, municipalities, and political subdivisions	48	(5)	15	(3)	63	(8)
Commercial paper	51	—	—	—	51	—
Non-U.S. government and government sponsored entities	104	(3)	32	(5)	136	(8)
Corporate debt	779	(54)	299	(61)	1,078	(115)
Mortgage-backed, asset-backed, and collateralized:
RMBS	106	(9)	68	(16)	174	(25)
CMBS	21	(2)	13	(1)	34	(3)
CDO/ABS	45	(3)	35	(6)	80	(9)
Total	$1,164	$(76)	$468	$(93)	$1,632	$(169)

On a lot basis, we had 2,192 and 2,280 investment securities in an unrealized loss position at September 30, 2023 and December 31, 2022, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of September 30, 2023, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of September 30, 2023, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2023 and 2022, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and nine months ended September 30, 2023 and 2022.

The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2023 totaled $27 million and $74 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2022 totaled $34 million and $235 million, respectively. The net realized gains and losses were immaterial during the three and nine months ended September 30, 2023 and 2022.

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2023 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$151	$153
Due after 1 year through 5 years	534	568
Due after 5 years through 10 years	478	557
Due after 10 years	116	144
Mortgage-backed, asset-backed, and collateralized securities	288	330
Total	$1,567	$1,752

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $488 million and $532 million at September 30, 2023 and December 31, 2022, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2023	December 31, 2022

Fixed maturity other securities:
Bonds	$22	$23
Preferred stock *	15	15
Common stock *	31	33
Total	$68	$71
*    We employ an income equity strategy targeting investments in stocks with strong current dividend yields. Stocks included have a history of stable or increasing dividend payments.

Net unrealized losses on other securities held were immaterial for the three and nine months ended September 30, 2023. Net unrealized losses on other securities held were immaterial for the three months ended September 30, 2022 and $12 million for the nine months ended September 30, 2022. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and nine months ended September 30, 2023 and 2022.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in investment revenue.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at September 30, 2023 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-7.52%	6.41%	3.50%-9.00%	7.32%

Remainder of 2023	$—	$—	$226	$—	$226
2024	—	—	558	—	558
2025	—	—	1,249	—	1,249
2026	—	—	1,600	—	1,600
2027	—	—	750	—	750
2028-2067	—	—	3,432	350	3,782
Secured (c)	11,616	350	—	—	11,966
Total principal maturities	$11,616	$350	$7,815	$350	$20,131

Total carrying amount	$11,567	$350	$7,762	$172	$19,851
Debt issuance costs (d)	(47)	—	(55)	—	(102)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at September 30, 2023.
(c) Securitizations and private secured term funding are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. At September 30, 2023, there were no amounts drawn under our revolving conduit facilities. See Note 7 for further information on our long-term debt associated with securitizations, private secured term funding, and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $32 million at September 30, 2023 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At September 30, 2023, the total maximum borrowing capacity of our unsecured corporate revolver was $1.25 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At September 30, 2023, no amounts were drawn under this facility.

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

(dollars in millions)	September 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	13,229	10,432
Allowance for finance receivable losses	1,480	1,126
Restricted cash and restricted cash equivalents	564	442
Other assets	30	28

Liabilities
Long-term debt	$11,917	$9,361
Other liabilities	27	20

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $128 million and $343 million during the three and nine months ended September 30, 2023, respectively, compared to $81 million and $214 million during the three and nine months ended September 30, 2022, respectively.

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

PRIVATE SECURED TERM FUNDING

At September 30, 2023, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 15 revolving conduit facilities with a total maximum borrowing capacity of $6.2 billion as of September 30, 2023. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to nine years as of September 30, 2023. Amounts drawn on these facilities are collateralized by our personal loans.

At September 30, 2023, no amounts were drawn under these facilities.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2023	2022 (a)

Balance at beginning of period	$93	$102
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	90	99
Additions for losses and loss adjustment expenses incurred to:
Current year	127	114
Prior years (b)	(2)	(13)
Total	125	101
Reductions for losses and loss adjustment expenses paid related to:
Current year	(67)	(59)
Prior years	(49)	(50)
Total	(116)	(109)
Foreign currency translation adjustment	—	1
Net balance at end of period	99	92
Plus reinsurance recoverables	3	3
Balance at end of period	$102	$95
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
(b)    At September 30, 2023, $2 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit disability claims during the period. At September 30, 2022, $13 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit life and credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present value of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$252	$48	$313	$69
Effect of cumulative changes in discount rate assumptions (beginning of period)	(8)	—	(53)	(10)
Beginning balance at original discount rate	244	48	260	59
Effect of changes in cash flow assumptions	(2)	(1)	—	—
Effect of actual variances from expected experience	(7)	(1)	15	(3)
Adjusted balance at beginning of period	235	46	275	56
Interest accretion	9	2	10	2
Net premiums collected	(25)	(5)	(37)	(9)
Ending balance at original discount rate	219	43	248	49
Effect of changes in discount rate assumptions	(3)	(2)	(1)	(1)
Balance at ending of period	$216	$41	$247	$48

The present value of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$483	$126	$601	$165
Effect of cumulative changes in discount rate assumptions (beginning of period)	(17)	(1)	(109)	(27)
Beginning balance at original discount rate	466	125	492	138
Effect of changes in cash flow assumptions	(4)	(1)	—	—
Effect of actual variances from expected experience	(9)	1	2	(7)
Adjusted balance at beginning of period	453	125	494	131
Net issuances	2	1	2	—
Interest accretion	18	4	19	5
Benefit payments	(41)	(14)	(45)	(10)
Ending balance at original discount rate	432	116	470	126
Effect of changes in discount rate assumptions	(4)	(5)	—	(3)
Balance at ending of period	$428	$111	$470	$123

The net liability for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$212	$70	$223	$75
Deferred profit liability	14	53	16	58
Total net liability for future policy benefits	$226	$123	$239	$133

The weighted-average duration of the liability for future policy benefits was 8 years at September 30, 2023 and September 30, 2022.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2023	2022
Term and whole life	$226	$239
Accidental death and disability protection	123	133
Other*	250	229
Total	$599	$601
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$445	$150	$503	$167
Discounted	310	105	353	117
Expected future benefit payments:
Undiscounted	622	171	683	185
Discounted	428	111	470	123

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$44	$14	$47	$15

Interest accretion	$9	$3	$9	$3

The expected and actual experience for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Nine Months Ended September 30,
	2023		2022
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.38%	0.01%	0.39%	0.01%
Actual	0.35%	0.01%	0.36%	0.01%
Lapses:
Expected	2.85%	1.95%	4.19%	1.95%
Actual	2.27%	2.07%	2.11%	3.09%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2023		2022
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.27%	4.86%	5.26%	4.86%
Current discount rate	5.60%	5.59%	5.49%	5.40%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Balance at beginning of period	120,446,799	123,726,559	121,042,125	127,809,640
Common stock issued	45,507	44,479	261,955	310,751
Common stock repurchased	(268,269)	(1,180,433)	(1,120,903)	(5,559,382)
Treasury stock issued	21,260	28,143	62,120	57,739
Balance at end of period	120,245,297	122,618,748	120,245,297	122,618,748

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2023	2022	2023	2022

Numerator (basic and diluted):
Net income	$194	$185	$476	$696
Denominator:
Weighted average number of shares outstanding (basic)	120,407,889	123,352,522	120,571,103	124,989,263
Effect of dilutive securities *	346,805	216,098	219,382	253,943
Weighted average number of shares outstanding (diluted)	120,754,694	123,568,620	120,790,485	125,243,206
Earnings per share:
Basic	$1.61	$1.50	$3.95	$5.56
Diluted	$1.61	$1.49	$3.94	$5.55
* We have excluded weighted-average unvested restricted stock units totaling 886,333 and 1,278,052 for the three months ended September 30, 2023 and 2022, respectively, and 933,663 and 1,230,739 for the nine months ended September 30, 2023 and 2022, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in discount rate for insurance claims and policyholder liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2023
Balance at beginning of period	$(124)	$(8)	$(2)	$(3)	$23	$(114)
Other comprehensive income (loss) before reclassifications	(22)	—	(3)	7	3	(15)
Balance at end of period	$(146)	$(8)	$(5)	$4	$26	$(129)

Three Months Ended September 30, 2022
Balance at beginning of period	$(95)	$1	$1	$(13)	$23	$(83)
Other comprehensive income (loss) before reclassifications	(50)	—	(8)	14	3	(41)
Balance at end of period	$(145)	$1	$(7)	$1	$26	$(124)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	(15)	—	—	12	1	(2)
Balance at end of period	$(146)	$(8)	$(5)	$4	$26	$(129)

Nine Months Ended September 30, 2022
Balance at beginning of period	$49	$1	$3	$(56)	$8	$5
Other comprehensive income (loss) before reclassifications	(191)	—	(10)	57	18	(126)
Reclassification adjustments from accumulated other comprehensive income	(3)	—	—	—	—	(3)
Balance at end of period	$(145)	$1	$(7)	$1	$26	$(124)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and nine months ended September 30, 2023 and 2022.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2023 and 2022.

11. Income Taxes

We had a net deferred tax asset of $482 million and $456 million at September 30, 2023 and December 31, 2022, respectively.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the nine months ended September 30, 2023 was 23.1%, compared to 24.6% for the same period in 2022. The effective tax rate for the nine months ended September 30, 2023 and 2022 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2020. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $7 million at September 30, 2023 and $6 million at December 31, 2022. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our condensed consolidated financial statements.

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

13. Segment Information

At September 30, 2023, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 and Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2023
Interest income	$1,166	$1	$—	$1,167
Interest expense	265	1	1	267
Provision for finance receivable losses	410	—	—	410
Net interest income after provision for finance receivable losses	491	—	(1)	490
Other revenues	182	3	—	185
Other expenses	423	7	(1)	429
Income (loss) before income tax expense (benefit)	$250	$(4)	$—	$246

Three Months Ended September 30, 2022
Interest income	$1,116	$2	$—	$1,118
Interest expense	221	1	1	223
Provision for finance receivable losses	420	—	1	421
Net interest income after provision for finance receivable losses	475	1	(2)	474
Other revenues	168	3	(1)	170
Other expenses	396	3	(1)	398
Income before income tax expense	$247	$1	$(2)	$246

Nine Months Ended September 30, 2023
Interest income	$3,373	$3	$1	$3,377
Interest expense	744	2	3	749
Provision for finance receivable losses	1,275	—	—	1,275
Net interest income after provision for finance receivable losses	1,354	1	(2)	1,353
Other revenues	543	5	—	548
Other expenses	1,273	11	(2)	1,282
Income (loss) before income tax expense (benefit)	$624	$(5)	$—	$619

Assets	$22,899	$30	$1,217	$24,146

Nine Months Ended September 30, 2022
Interest income	$3,308	$4	$1	$3,313
Interest expense	657	2	2	661
Provision for finance receivable losses	995	—	3	998
Net interest income after provision for finance receivable losses	1,656	2	(4)	1,654
Other revenues	451	10	(1)	460
Other expenses	1,182	11	(2)	1,191
Income before income tax expense	$925	$1	$(3)	$923

Assets	$20,281	$40	$2,020	$22,341

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2023
Assets
Cash and cash equivalents	$1,180	$10	$—	$1,190	$1,190
Investment securities	50	1,581	4	1,635	1,635
Net finance receivables, less allowance for finance receivable losses	—	—	20,384	20,384	18,618
Restricted cash and restricted cash equivalents	580	—	—	580	580
Other assets *	—	—	38	38	29

Liabilities
Long-term debt	$—	$18,755	$—	$18,755	$19,851

December 31, 2022
Assets
Cash and cash equivalents	$481	$17	$—	$498	$498
Investment securities	51	1,744	5	1,800	1,800
Net finance receivables, less allowance for finance receivable losses	—	—	19,272	19,272	17,675
Restricted cash and restricted cash equivalents	450	11	—	461	461
Other assets *	—	—	43	43	35

Liabilities
Long-term debt	$—	$16,969	$—	$16,969	$18,281
*Other assets at September 30, 2023 and December 31, 2022 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2023
Assets
Cash equivalents in mutual funds	$113	$—	$—	$113
Cash equivalents in securities	—	10	—	10
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	14	—	14
Obligations of states, municipalities, and political subdivisions	—	64	—	64
Commercial paper	—	23	—	23
Non-U.S. government and government sponsored entities	—	153	—	153
Corporate debt	6	1,017	2	1,025
RMBS	—	172	—	172
CMBS	—	33	—	33
CDO/ABS	—	83	—	83
Total available-for-sale securities	6	1,559	2	1,567
Other securities
Bonds:
Corporate debt	—	5	—	5
CDO/ABS	—	17	—	17
Total bonds	—	22	—	22
Preferred stock	15	—	—	15
Common stock	29	—	2	31
Total other securities	44	22	2	68
Total investment securities	50	1,581	4	1,635
Restricted cash equivalents in mutual funds	566	—	—	566
Total	$729	$1,591	$4	$2,324

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2022
Assets
Cash equivalents in mutual funds	$77	$—	$—	$77
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	55	—	55
Non-U.S. government and government sponsored entities	—	142	—	142
Corporate debt	5	1,129	3	1,137
RMBS	—	192	—	192
CMBS	—	35	—	35
CDO/ABS	—	86	—	86
Total available-for-sale securities	5	1,721	3	1,729
Other securities
Bonds:
Corporate debt	—	6	—	6
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	23	—	23
Preferred stock	15	—	—	15
Common stock	31	—	2	33
Total other securities	46	23	2	71
Total investment securities	51	1,744	5	1,800
Restricted cash equivalents in mutual funds	445	—	—	445
Restricted cash equivalents in securities	—	11	—	11
Total	$573	$1,772	$5	$2,350

Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2023 and 2022, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and nine months ended September 30, 2023 and 2022.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, centralized operations, distribution partnerships, and our website, www.omf.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At September 30, 2023, we had approximately 2.40 million personal loans totaling $20.8 billion of net finance receivables, of which 50% were secured by titled property, compared to approximately 2.33 million personal loans totaling $19.9 billion of net finance receivables, of which 52% were secured by titled property at December 31, 2022. We also service personal loans for our whole loan sale partners.

•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, through direct mail, and through our digital affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At September 30, 2023, we had approximately 339 thousand open credit card customer accounts, totaling $232 million of net finance receivables, compared to approximately 135 thousand open credit card customer accounts, totaling $107 million of net finance receivables at December 31, 2022.

•Optional Insurance Products — We offer our customers optional credit insurance products (life, disability, and involuntary unemployment insurance) and optional non-credit insurance products through both our branch network and our central operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We offer Guaranteed Asset Protection (“GAP”) coverage as a waiver product or insurance. We also offer optional membership plans from an unaffiliated company.

OUR SEGMENT

At September 30, 2023, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and optional insurance products. At September 30, 2023, we managed a combined total of 2.84 million customer accounts and $21.9 billion of managed receivables, compared to 2.56 million customer accounts and $20.8 billion of managed receivables at December 31, 2022.

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

Securitization Transactions Completed - ODART 2023-1, OMFIT 2023-1, and OMFIT 2023-2

For information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Stock Repurchase Program

On February 2, 2022, the Board authorized a stock repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2024. As of September 30, 2023, we had $681 million of authorized share repurchase capacity, excluding fees and commissions, remaining under the program.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022

Interest income	$1,167	$1,118	$3,377	$3,313
Interest expense	267	223	749	661
Provision for finance receivable losses	410	421	1,275	998
Net interest income after provision for finance receivable losses	490	474	1,353	1,654
Other revenues	185	170	548	460
Other expenses	429	398	1,282	1,191
Income before income taxes	246	246	619	923
Income taxes	52	61	143	227
Net income	$194	$185	$476	$696

Share Data:
Earnings per share:
Diluted	$1.61	$1.49	$3.94	$5.55

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$21,067	$19,752	$21,067	$19,752
Average net receivables	$20,832	$19,623	$20,282	$19,289
Gross charge-off ratio	7.94%	7.12%	8.70%	7.15%
Recovery ratio	(1.20)%	(1.20)%	(1.31)%	(1.34)%
Net charge-off ratio	6.74%	5.92%	7.39%	5.81%
Personal loans:
Net finance receivables	$20,835	$19,673	$20,835	$19,673
Yield	22.20%	22.57%	22.23%	22.93%
Origination volume	$3,278	$3,551	$9,837	$10,406
Number of accounts	2,400,740	2,342,080	2,400,740	2,342,080
Number of accounts originated	332,298	353,932	961,619	1,036,225
Net charge-off ratio	6.68%	5.89%	7.32%	5.81%
30-89 Delinquency ratio	2.98%	2.81%	2.98%	2.81%
Credit cards:
Net finance receivables	$232	$79	$232	$79
Purchase volume	$131	$38	$265	$116
Number of open accounts	339,446	104,327	339,446	104,327
Debt balances:
Long-term debt balance	$19,851	$18,202	$19,851	$18,202
Average daily debt balance	$19,607	$18,004	$18,833	$17,750
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three and Nine Months Ended September 30, 2023 and 2022

Interest income increased $49 million or 4% and $64 million or 2% for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022 primarily due to growth in average net receivables, partially offset by lower yield.

Interest expense increased $44 million or 20% and $88 million or 13% for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022 primarily due to a higher average cost of funds and an increase in average debt.

Provision for finance receivable losses decreased $11 million or 2% for the three months ended September 30, 2023 when compared to the same period in 2022 primarily driven by a larger build in the allowance for finance receivable losses in the prior year quarter, partially offset by higher net charge-offs.

Provision for finance receivable losses increased $277 million or 28% for the nine months ended September 30, 2023 when compared to the same period in 2022 primarily driven by higher net charge-offs.

Other revenues increased $15 million or 9% and $88 million or 19% for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022 primarily due to an increase in investment revenue due to higher market rates compared to the prior year period and a net loss on the repurchase and repayment of debt in the prior year period.

Other expenses increased $31 million or 8% for the three months ended September 30, 2023 when compared to the same period in 2022 primarily due to an increase in general operating expenses driven by growth in our receivables and our strategic investments in the business, as well as an increase in insurance policy and benefits claims expense due to favorable claims experience in the prior period not present in the current period.

Other expenses increased $91 million or 8% for the nine months ended September 30, 2023 when compared to the same period in 2022 primarily due to regulatory settlements in the current period, an increase in general operating expenses driven by growth in our receivables and our strategic investments in the business, as well as an increase in insurance policy and benefits claims expense largely driven by favorable claims experience in the prior period not present in the current period.

Income taxes totaled $52 million and $143 million for the three and nine months ended September 30, 2023, respectively, compared to $61 million and $227 million for the three and nine months ended September 30, 2022, respectively, due to higher pre-tax income in the prior year period. For the three and nine months ended September 30, 2023, the effective tax rates were 21.0% and 23.1%, respectively, compared to 24.7% and 24.6% for the three and nine months ended September 30, 2022, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes regulatory settlements, net gain or loss resulting from repurchases and repayments of debt, the expense associated with cash-settled stock-based awards, and other items and strategic activities, which include direct costs associated with COVID-19 and restructuring charges. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$250	$247	$624	$925
Adjustments:
Regulatory settlements	—	—	24	—
Net (gain) loss on repurchases and repayments of debt	—	(3)	(1)	25
Cash-settled stock-based awards	—	(2)	1	1
Other	2	4	3	5
Adjusted pretax income (non-GAAP)	252	246	651	956

Provision for finance receivable losses	410	420	1,275	995
Net charge-offs	(353)	(293)	(1,121)	(838)
Pretax capital generation (non-GAAP)	$309	$373	$805	$1,113

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

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022

Interest income	$1,166	$1,116	$3,373	$3,308
Interest expense	265	221	744	657
Provision for finance receivable losses	410	420	1,275	995
Net interest income after provision for finance receivable losses	491	475	1,354	1,656
Other revenues	182	165	542	476
Other expenses	421	394	1,245	1,176
Adjusted pretax income (non-GAAP)	$252	$246	$651	$956

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$21,068	$19,754	$21,068	$19,754
Average net receivables	$20,833	$19,624	$20,283	$19,291
Gross charge-off ratio	7.94%	7.12%	8.71%	7.15%
Recovery ratio	(1.20)%	(1.20)%	(1.31)%	(1.34)%
Net charge-off ratio	6.74%	5.92%	7.39%	5.81%
Personal loans:
Net finance receivables	$20,836	$19,675	$20,836	$19,675
Yield	22.20%	22.57%	22.23%	22.92%
Origination volume	$3,278	$3,551	$9,837	$10,406
Number of accounts	2,400,740	2,342,080	2,400,740	2,342,080
Number of accounts originated	332,298	353,932	961,619	1,036,225
Net charge-off ratio	6.68%	5.89%	7.32%	5.81%
30-89 Delinquency ratio	2.98%	2.81%	2.98%	2.81%
Credit cards:
Net finance receivables	$232	$79	$232	$79
Purchase volume	$131	$38	$265	$116
Number of open accounts	339,446	104,327	339,446	104,327
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three and Nine Months Ended September 30, 2023 and 2022

Interest income increased $50 million or 4% and $65 million or 2% for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022 primarily due to growth in average net receivables, partially offset by lower yield.

Interest expense increased $44 million or 20% and $87 million or 13% for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022 primarily due to a higher average cost of funds and an increase in average debt.

Provision for finance receivable losses decreased $10 million or 2% for the three months ended September 30, 2023 when compared to the same period in 2022 primarily driven by a larger build in the allowance for finance receivable losses in the prior year quarter, partially offset by higher net charge-offs.

Provision for finance receivable losses increased $280 million or 28% for the nine months ended September 30, 2023 when compared to the same period in 2022 primarily driven by higher net charge-offs.

Other revenues increased $17 million or 12% and $66 million or 14% for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022 primarily due to an increase in investment revenue due to higher market rates compared to the prior year period.

Other expenses increased $27 million or 7% and for the three months ended September 30, 2023 when compared to the same period in 2022 primarily due to an increase in general operating expenses driven by growth in our receivables and our strategic investments in the business, as well as an increase in insurance policy benefits and claims expense due to favorable claims experience in the prior period not present in the current period.

Other expenses increased $69 million or 6% for the nine months ended September 30, 2023 when compared to the same period in 2022 primarily due to an increase in general operating expenses driven by growth in our receivables and our strategic investments in the business, as well as an increase in insurance policy benefits and claims expense largely driven by favorable claims experience in the prior period not present in the current period.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $21.1 billion at September 30, 2023 and $20.0 billion at December 31, 2022. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Personal Loans	Credit Cards
September 30, 2023
Current	$19,680	$211
30-89 days past due	621	11
90+ days past due	535	10
Total net finance receivables	$20,836	$232

Delinquency ratio
30-89 days past due	2.98%	4.48%
30+ days past due	5.55%	8.98%
90+ days past due	2.57%	4.49%

December 31, 2022
Current	$18,726	$93
30-89 days past due	610	6
90+ days past due	544	8
Total net finance receivables	$19,880	$107

Delinquency ratio
30-89 days past due	3.07%	5.90%
30+ days past due	5.80%	13.08%
90+ days past due	2.74%	7.18%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At September 30, 2023, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Three Months Ended September 30, 2023
Balance at beginning of period	$2,360	$32	$—	$2,392
Provision for finance receivable losses	386	24	—	410
Charge-offs	(410)	(6)	—	(416)
Recoveries	63	—	—	63
Balance at end of period	$2,399	$50	$—	$2,449

Three Months Ended September 30, 2022
Balance at beginning of period	$2,120	$12	$(5)	$2,127
Provision for finance receivable losses	414	6	1	421
Charge-offs	(349)	(3)	—	(352)
Recoveries	59	—	—	59
Balance at end of period	$2,244	$15	$(4)	$2,255

Nine Months Ended September 30, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (a)	(20)	—	4	(16)
Provision for finance receivable losses	1,227	48	—	1,275
Charge-offs	(1,302)	(19)	—	(1,321)
Recoveries	200	—	—	200
Balance at end of period	$2,399	$50	$—	$2,449

Allowance ratio	11.51%	21.69%	(b)	11.62%

Nine Months Ended September 30, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	982	13	3	998
Charge-offs	(1,029)	(3)	—	(1,032)
Recoveries	194	—	—	194
Balance at end of period	$2,244	$15	$(4)	$2,255

Allowance ratio	11.41%	19.14%	(b)	11.42%
(a)    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 2, 3, and 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on the adoption of ASU 2022-02 included in this report.
(b)    Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables increased from the prior year period primarily due to a weaker macroeconomic outlook and an increase in delinquent personal loans 30 days or more past due. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

During the nine months ended September 30, 2023, OMH generated net income of $476 million. OMH’s net cash outflow from operating and investing activities totaled $311 million for the nine months ended September 30, 2023. At September 30, 2023, our scheduled principal and interest payments for the remainder of 2023 on our existing debt (excluding securitizations) totaled $262 million. As of September 30, 2023, we had $7.5 billion of unencumbered loans.

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

On August 18, 2023, OMFC issued a notice to partially redeem its 6.125% Senior Notes due 2024. On September 18, 2023, OMFC paid a net aggregate amount of $558 million, inclusive of accrued interest, to complete the partial redemption.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the nine months ended September 30, 2023, we repurchased $157 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At September 30, 2023, the borrowing capacity of our corporate revolver was $1.25 billion, and no amounts were drawn.

Securitizations and Borrowings from Revolving Conduit Facilities

During the nine months ended September 30, 2023, we completed three personal loan securitizations (ODART 2023-1, OMFIT 2023-1, OMFIT 2023-2, see “Securitized Borrowings” below) and redeemed no personal loan securitizations. During the nine months ended September 30, 2023, we entered into no new revolving conduit facilities. At September 30, 2023, the borrowing capacity of our revolving conduit facilities was $6.2 billion, and no amounts were drawn. At September 30, 2023, we had $13.1 billion of gross finance receivables pledged as collateral for our securitizations and private secured term funding.

Private Secured Term Funding

At September 30, 2023, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of September 30, 2023	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the nine months ended September 30, 2023, OMH repurchased 1,120,903 shares of its common stock through its stock repurchase program for an aggregate total of $45 million, including commissions and fees. As of September 30, 2023, OMH held a total of 14,872,259 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $40 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH's Common Stockholders

As of September 30, 2023, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 7, 2023	February 17, 2023	February 24, 2023	$1.00	$121
April 25, 2023	May 5, 2023	May 12, 2023	1.00	121
July 26, 2023	August 7, 2023	August 11, 2023	1.00	120
Total			$3.00	$362

To provide funding for the dividend, OMFC paid dividends of $358 million to OMH during the nine months ended September 30, 2023.

On October 25, 2023, OMH declared a dividend of $1.00 per share payable on November 10, 2023 to record holders of OMH's common stock as of the close of business on November 6, 2023. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $121 million payable on or after November 7, 2023.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a combined total of $135 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. During the three and nine months ended September 30, 2023, we sold $135 million and $450 million of gross finance receivables, respectively, compared to $180 million and $540 million during the same periods in 2022. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $1.8 billion for the nine months ended September 30, 2023 reflected net income of $476 million, the impact of non-cash items, and an unfavorable change in working capital of $54 million. Net cash provided by operations of $1.7 billion for the nine months ended September 30, 2022 reflected net income of $696 million, the impact of non-cash items, and an unfavorable change in working capital of $121 million.

OMH's Investing Activities

Net cash used for investing activities of $2.2 billion and $1.5 billion for the nine months ended September 30, 2023 and 2022, respectively, was primarily due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH's Financing Activities

Net cash provided by financing activities of $1.1 billion for the nine months ended September 30, 2023 was primarily due to the issuance and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt and cash dividends paid. Net cash used for financing activities of $224 million for the nine months ended September 30, 2022 was primarily due to repayments and repurchases of long-term debt, cash dividends paid, and the cash paid to repurchase common stock during the period, partially offset by the issuance and borrowings of long-term debt.

OMH's Cash and Investments

At September 30, 2023, we had $1.2 billion of cash and cash equivalents, which included $169 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2023, we had $1.6 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. Dividends paid to OneMain Financial Holdings, LLC (“OMFH”) were as follows:

	Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Ordinary	Extraordinary*	Ordinary	Extraordinary

AHL	$98	$67	$—	$—
Triton	58	2	50	—
*    AHL declared an extraordinary dividend of $107 million, of which $67 million has been paid. Triton declared an extraordinary dividend of $23 million, of which $2 million has been paid.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of September 30, 2023, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	368	381	246	276	3.99%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-1	821	958	199	316	4.98%	2 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.81%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	1,000	1,099	5.17%	2 years
OMFIT 2022-3	979	1,090	796	1,090	6.00%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2 (c)	1,400	1,566	1,400	1,566	6.44%	3 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1	1,000	1,053	1,000	1,053	0.98%	2 years
ODART 2022-1	600	632	600	632	5.09%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
Total securitizations	$12,619	$13,689	$11,616	$12,990
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of September 30, 2023.
(c) On August 22, 2023 we issued $1.4 billion of notes backed by personal loans. The notes mature in 2036.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 15 revolving conduit facilities with a total borrowing capacity of $6.2 billion as of September 30, 2023:

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2023 or December 31, 2022.

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

During the nine months ended September 30, 2023, we removed TDR finance receivables as a critical accounting policy and estimate as ASU 2022-02 superseded the accounting for troubled debt restructurings by creditors as of January 1, 2023.

There have been no other material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2023.

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

As of September 30, 2023, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of September 30, 2023 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of September 30, 2023, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of September 30, 2023 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of our common stock during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended September 30, 2023, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1 - July 31	45,580	$43.88	45,580	$689,506,787
August 1 - August 31	—	—	—	689,506,787
September 1 - September 30	222,689	40.14	222,689	680,567,700
Total	268,269	$40.78	268,269
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer of OneMain Holdings, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	October 26, 2023	By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	October 26, 2023	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)