Form 10-K
period 2023-12-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2024-02-13
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2023

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2023 was $4,880,812,010. All of OneMain Finance Corporation’s common stock is held by OneMain Holdings, Inc.

At January 31, 2024, there were 119,766,033 shares of OneMain Holdings, Inc.'s common stock, $0.01 par value, outstanding.
At January 31, 2024, there were 10,160,021 shares of OneMain Finance Corporation's common stock, $0.50 par value, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K is incorporated by reference from OneMain Holdings, Inc.'s Definitive Proxy Statement for its 2024 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	OneMain 401(k) Plan
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	this Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2023, filed with the SEC on February 9, 2024
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2018-12	The accounting standard issued by FASB in August of 2018, Financial Services-Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts
ASU 2022-02	The accounting standard issued by FASB in March of 2022, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of net finance receivables for each day in the period
Bps	basis points
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CEO	chief executive officer
CFO	chief financial officer
CFPB	Consumer Financial Protection Bureau
CISO	chief information security officer
CMBS	commercial mortgage-backed securities
Compensation Committee	the committee of the OMH Board of Directors, which oversees OMH's compensation programs
CTO	chief technology officer
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOI	Department of Insurance
ERISA	Employee Retirement Income Security Act of 1974
ESP Plan	OneMain Employee Stock Purchase Plan, effective January 1, 2022
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fixed charge ratio	earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends
Foursight	Foursight Capital LLC
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
GLBA	Gramm-Leach-Bliley Act

Term or Abbreviation	Definition

Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables
the unpaid principal balance of our personal loans. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees

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
MITRE ATT&CK
Adversarial Tactics, Techniques and Common Knowledge; a framework, set of data matrices, and assessment tool developed by MITRE Corporation to help organizations understand their security readiness and uncover vulnerabilities in their defenses

Modified finance receivables	finance receivable contractually modified, subsequent to the adoption of ASU 2022-02 on January 1, 2023, as a result of the borrower’s financial difficulties
Moody’s	Moody’s Investors Service, Inc.
NAV	net asset valuation
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net finance receivables	gross finance receivables plus deferred origination costs. Personal loans also include accrued finance charges and fees and exclude unearned fees
Net interest income	interest income less interest expense
NIST	National Institute of Standards and Technology
NQDC Plan	OneMain Nonqualified Deferred Compensation Plan, effective January 1, 2022
NYDFS	New York Department of Financial Services
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation
OMFG	OneMain Financial Group, LLC
OMFH	OneMain Financial Holdings, LLC
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
Omnibus Plan
OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, under which equity-based awards are granted to selected management employees, non-employee directors, independent contractors, and consultants

OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of credit card accounts that are not charged-off or closed accounts with a zero balance as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues

Term or Abbreviation	Definition

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
Supplemental Indentures
collectively, the following supplements to the Base Indenture: Fifth Supplemental Indenture, dated as of March 12, 2018; Sixth Supplemental Indenture, dated as of May 11, 2018; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Fifteenth Supplemental Indenture, dated June 22, 2023; and Sixteenth Supplemental Indenture, dated as of December 13, 2023

Tangible equity	total equity less accumulated other comprehensive income or loss
Tangible managed assets	total assets less goodwill and other intangible assets
TDR finance receivables	troubled debt restructured finance receivables. Debt restructuring, prior to the adoption of ASU 2022-02 on January 1, 2023, in which a concession is granted to the borrower as a result of economic or legal reasons related to the borrower’s financial difficulties
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Trust preferred securities	capital securities classified as debt for accounting purposes but due to their terms are afforded, at least in part, equity capital treatment in the calculation of effective leverage by rating agencies
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered receivables
unencumbered unpaid principal balance of our personal loans and credit cards. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit cards exclude billed interest, fees, and closed accounts with balances

Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.3 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
VFN	variable funding note
VOBA	value of business acquired

Term or Abbreviation	Definition

Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

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
•a failure in or breach of our information, operational or security systems, or infrastructure or those of third parties, including as a result of cyber incidents, war, or other disruptions;
•the adequacy of our credit risk scoring models;
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

PART I

Item 1. Business.

BUSINESS OVERVIEW

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2023 for OneMain Holdings, Inc. (“OMH”), a publicly held financial service holding company, and its wholly owned direct subsidiary, OneMain Finance Corporation (“OMFC”). OMFC is the issuing entity of our outstanding public debt securities and all of OMFC’s common stock is owned by OMH. The information in this combined report is equally applicable to OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “OneMain,” “we,” “us,” or “our.”

As one of the nation’s leaders in offering nonprime consumers responsible access to credit, we:

•provide responsible personal loan products;
•offer credit card products;
•offer optional products;
•offer a customer-focused financial wellness program;
•service loans owned by us and third parties;
•pursue strategic acquisitions and dispositions of assets and businesses; and
•may establish joint ventures or enter into other strategic alliances.

We provide origination, underwriting, and servicing of personal loans. In addition, we offer two credit cards, BrightWay and BrightWay+, through a third-party bank partner from which we purchase the receivable balances. We believe we are well positioned for future growth with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2023, we had $21.3 billion of finance receivables due from approximately 2.8 million customer accounts. We also service personal loans for our whole loan sale partners. At December 31, 2023, we had $22.2 billion of managed receivables due from approximately 3.0 million customer accounts.

Our branch network of approximately 1,400 locations in 44 states is staffed with expert personnel and is complemented by our digital lending and servicing capabilities and central operations staff, which allow us to serve customers in person, digitally, and over the phone.

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving consumers who have limited access to credit from banks, credit card companies, and other lenders. Using third party market data as of December 2023 and internally aligning to our current product offerings, we estimate U.S. nonprime consumers collectively have approximately $1.3 trillion of outstanding borrowings in the form of personal loans, auto loans and leases, and credit cards. We believe this large market provides us with an attractive growth opportunity.

Our national branch network and digital platform, combined with our central operational capabilities, provide an opportunity to serve this market efficiently and responsibly. In addition, our auto finance and credit card offerings continue to deepen our existing customer relationships, attract new customers, and further our vision to become the lender of choice for nonprime customers. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry. See also “Competition” included in this report.

SEGMENT

Consumer and Insurance

At December 31, 2023, Consumer and Insurance (“C&I”) was our only reportable segment. We originate and service unsecured and secured personal loans, including auto finance, offer credit cards, and provide optional credit and non-credit insurance and other optional products through our branch and central operations, as well as our digital platform. Personal loan origination and servicing, credit cards, and insurance products form the core of our operations.

Our insurance business is conducted through our wholly owned insurance subsidiaries, American Health and Life Insurance Company (“AHL”) and Triton Insurance Company (“Triton”). AHL is a life and health insurance company licensed in 49 states, the District of Columbia, and Canada to write credit life, credit disability, and non-credit insurance products. Triton is a property and casualty insurance company licensed in 50 states, the District of Columbia, and Canada to write credit involuntary unemployment, credit disability, and collateral protection insurance. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on our insurance business.

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

We also offer optional credit insurance products to our customers, including credit life insurance, credit disability insurance, and credit involuntary unemployment insurance. Credit life insurance insures the borrower’s life, paying the outstanding finance receivable upon the borrower’s death. Credit disability insurance provides scheduled monthly loan payments during borrower’s disability, while credit involuntary unemployment insurance provides scheduled monthly loan payments during involuntary unemployment. Our other optional products primarily consist of traditional term life policies, optional membership plans from an unaffiliated company and Guaranteed Asset Protection (“GAP”) coverage, to cover the shortfall between the customer’s auto loan balance and the payment amount made by the customer’s primary auto insurance.

We require collateral protection insurance, at the customer’s expense, when they fail to maintain required insurance on property pledged as collateral for the finance receivable, that protects the value of that collateral.

We provide our customers financial wellness tools, free of charge. Trim by OneMain is a financial wellness platform intended to help improve our customers’ financial well-being. Some of the features currently offered include bill negotiation, subscription management, budgeting, and spend tracking.

Customer Development. We staff each of our branch locations with local well-trained personnel, including professionals who have significant experience in the industry. Our business benefits from an origination and servicing process that leverages our local community presence. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also improves customer loyalty and the longer-term relationship.

We solicit customers through a variety of channels, including but not limited to direct mail offers, affiliate partners, targeted online advertising, search engines, and e-mail. We use proprietary modeling, along with data purchased from credit bureaus, alternative data providers, and our existing data/experience to acquire and develop new and profitable customer relationships.

Our digital platform allows current and prospective customers the ability to apply for and close a personal loan online, at www.onemainfinancial.com. Our digital user experience includes video, chat, and co-browsing with customers. These tools simplify and optimize the customer experience.

We offer borrowers an option to close remotely through our digital platform without coming into a branch location. Our applications, regardless of whether they are completed in person, over the phone, or online, go through our best-in-class underwriting processes, including an ability-to-pay assessment, monthly budgeting, income verification, and central automated credit decisioning. Our goal is to continue to improve the way we serve our customers and extend responsible credit, so customers are able to repay their loans.

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which considers a prospective customer’s willingness and capacity to repay the personal loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s likelihood of repaying the loan. We develop these models using numerous factors, including past customer credit repayment experience, application data, and alternative data sources, while periodically revalidating these models based on recent portfolio performance. Our underwriting process for our personal loans also includes an assessment of the applicant’s income and expenses to ensure he or she has the capacity to repay the loan. We obtain a security interest in titled property for our secured personal loans.

Our customers are primarily considered nonprime and therefore a higher credit risk, who often require significantly higher levels of servicing than prime customers. As a result, we generally charge these customers higher interest rates. We may extend the opportunity of a deferment and bring the customer current if they are experiencing a temporary financial hardship. We evaluate the borrower’s financial situation to ensure that it is temporary and the ability to resume monthly payments would be solved by the deferment. If we believe the borrower’s financial difficulties are not temporary, the account is evaluated for other methods of borrower assistance, such as modification of loan terms. A re-age may also be offered to assist delinquent customers who have experienced financial difficulties but have demonstrated both an ability and a willingness to repay their loan. After the re-age, the customer’s account status is brought current.

Account Servicing. Account servicing and collections for our finance receivables are handled at the branch location, in our central service centers, through our digital platform, or third-party servicers. Servicing and collection activity is conducted and documented on systems that log and maintain a permanent record of all transactions and may also be used to assess a customer’s application. The systems permit branch office management to review the individual and collective performance of branch locations for which they are responsible.

CENTRAL OPERATIONS

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our lending specialists to service our customers and market our products. Our central operational functions support the following:

•soliciting business;
•processing payments;
•originating personal loans;
•issuing and servicing optional products;
•servicing of certain delinquent personal loans;
•managing bankruptcy process for loans in Chapter 7, 11, and 13 proceedings;
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
•our branch finance receivable systems control loan size, interest rates, maturity dates, and fees of our customers’ accounts; create loan documents specific to the state in which the branch location operates or to the customer’s location if the loan is made electronically through our central operations; and control cash receipts and disbursements;
•our accounting personnel reconcile bank accounts, investigate discrepancies, and resolve differences;
•our credit risk management system reports allow us to track individual branch location performance and to monitor lending and collection activities;
•our cybersecurity incident response plan establishes a team that responds to cybersecurity incidents by identifying, evaluating, investigating, resolving, and remediating incidents impacting our information and information systems;
•our executive level reporting is available to headquarters and field operations management to review the status of activity through the close of business of the prior day;

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
•our compliance department assesses our compliance with applicable federal and state laws and regulations and our internal policies and procedures; oversees training to ensure team members have an understanding of such laws, regulations, policies, and procedures that impact their job responsibilities; and manages our regulatory examination process;
•our Executive Office of Customer Care maintains our consumer complaint resolution and reporting process; and
•our internal audit department audits our business for adherence to operational policies and procedures, and compliance with federal and state laws and regulations.

PRIVACY, DATA PROTECTION, AND CYBERSECURITY

Regulatory and legislative activity in the areas of privacy, data protection, and cybersecurity continues to increase worldwide. We have established policies and practices that provide a framework for compliance with applicable privacy, data protection, and cybersecurity laws and work to meet evolving customer expectations. Our regulators are increasingly focused on the adequacy of these policies and practices, including with respect to providing consumers with choices about how we use and share their information, and the processes we take to safeguard their personal information and account access.

Our consumer businesses are subject to the privacy, disclosure, and safeguarding provisions of the Gramm-Leach-Bliley Act (“GLBA”) and Regulation P, which implements the GLBA. Among other things, the GLBA imposes certain limitations on our ability to share customers’ nonpublic personal information with nonaffiliated third parties and, pursuant to the Federal Trade Commission’s Safeguards Rule, requires us to develop, implement, and maintain a written comprehensive cybersecurity program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities, and the sensitivity of customer information that we process. In December 2021 and October 2023, the Federal Trade Commission published amendments to its Safeguards Rule that prescribe more specific administrative and technical requirements for a financial institution’s cybersecurity program. Various states also have adopted laws, rules, and regulations pertaining to privacy and/or cybersecurity that may be as, or more stringent and expansive than federal requirements. These state laws include, but are not limited to, the California Consumer Privacy Act (as amended by the California Privacy Rights Act of 2020), the Oregon Consumer Privacy Act, and the New York Department of Financial Services (“NYDFS”) Cybersecurity Regulation. Certain of these requirements may apply to the personal information of our employees and contractors, as well as to our customers. Various U.S. federal, state, and territory regulators have also enacted, or are in the process of enacting, data security breach notification requirements that are applicable to us.

For further discussion on our cybersecurity risk management and strategy, see “Cybersecurity” in Part I - Item 1C. included in this report.

REGULATION

Federal Laws

Various federal laws and regulations govern credit origination, servicing, and collections, including:

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

The CFPB has supervisory authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as any nonbank that it has reasonable cause to determine has engaged or is engaging in conduct that poses risks to consumers with regard to consumer financial products or services. In addition to the authority to bring nonbanks under the CFPB’s supervisory authority based on risk determinations, the CFPB also has authority under the Dodd-Frank Act to supervise nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including mortgage originators, brokers, and servicers) and payday lenders. Currently, the CFPB has supervisory authority over the Company as a mortgage servicer.

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market and the consumer installment lending market. On June 30, 2015, the CFPB published its final rule for designating “larger participants” in the auto financing market. With the adoption of this regulation, we are considered a larger participant in the auto financing market and are subject to supervision and examination by the CFPB. In addition, in its Spring 2018 rulemaking agenda, the CFPB stated that it had decided to classify as “inactive” certain rulemakings previously identified in the expectation that the final decisions on proceeding will be made by the next permanent director. A larger-participant rule for consumer installment loans was one of the rulemaking initiatives designated as inactive. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger-participant rule for consumer installment loans.

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

State Laws

Various state laws and regulations also govern credit originations, servicing, and collections. Many states have laws and regulations that are similar to the federal laws referred to above, but the degree and nature of such laws and regulations vary from state to state. While federal laws preempt similar state laws in some instances, many times compliance with state laws and regulations is still required.

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
•create consumer privacy rights and impose obligations on how we collect, process, store, and share certain information, and may require us to notify customers, employees, state attorneys general, regulators, and others in the event of a security breach;
•regulate whether and under what circumstances we may offer optional products in connection with a lending transaction; and
•provide for additional consumer protections.

There is a clear trend of increased state regulation on credit origination, servicing and collection, as well as more detailed reporting, more detailed examinations, and coordination of examinations among the states.

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

COMPETITION

We operate in the consumer lending industry with a focus on serving the nonprime customer through our national branch network, central operations, affiliate partners, online, and over the phone.

There are numerous local, regional, and national competitors that seek to serve the non-prime consumers and that operate within our geographic network or over the internet offering similar products and services. Competition between lenders occurs primarily on the basis of customer experience, price, speed of service, flexibility of loan terms offered, and operational capability.

Our credit cards compete with many local, regional, and national issuers in the non-prime credit card industry. Competition between credit card issuers occurs primarily based on customer experience, price, credit availability, rewards programs, and service quality.

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

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Part II - Item 7 in this report for discussion of our seasonal trends.

HUMAN CAPITAL

Overview

OneMain is dedicated to providing credit solutions to help hardworking Americans improve their financial well-being by offering products that are designed to be the starting point for their financial stability and growth. As of December 31, 2023, we had approximately 9,100 employees. Our commitment to help our community starts with our own team members. We believe in putting people first with a focus on recruiting, developing, and supporting our team members, and celebrating the communities in which we operate. We believe a diverse talent pool and inclusive work environment makes us stronger, helps us fulfill our Company’s mission, and connects us with the customers and communities we serve. Finally, we believe that integrity, transparency, and respect are at the heart of our success, and that these ethical values must inform every interaction we have with customers and with each other.

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

We require diverse candidates (women or minorities) to be considered for all leadership roles. This commitment to diversity begins with the Board, whose membership includes 50% ethnic or racial minorities and 25% women. OneMain’s 2022 U.S. Equal Employment Opportunity (“EEO-1”) Report is available on our Investor Relations website, further demonstrating our commitment to accountability and transparency.

All managers are accountable for attracting and retaining high-quality, diverse talent, and creating a respectful, inclusive work environment as part of their goals and our leadership attributes. In addition, each year team members have the opportunity to provide candid feedback in an Employee Engagement Survey on how engaged they are and how enabled they feel in their roles at OneMain. As of December 31, 2023, 90% of team members participated in the annual Employee Engagement Survey.

Talent Retention and Development

We believe that motivated and engaged team members are more productive, innovative, and collaborative, which in turn helps consistently deliver an excellent customer experience. OneMain equips each team member at all levels of our organization with the tools and support, both personal and professional, to further their careers. We empower our employees to learn new skills, meet personalized development goals, and grow their careers. Team members are guided through their performance management with regular goal setting and coaching. OneMain conducts regular employee trainings, including Continuing Professional Education and leadership development at each level. OneMain maintains a Women’s Leadership Development program, a Diverse Talent Leadership program, and offers allyship training for managers. We also hold a virtual series of Day of Inclusion events and partner with PFLAG, an organization dedicated to supporting, educating, and advocating for LGBTQ+ people and their families, to offer Straight for Equality development sessions. We continue to invest in our employees and believe training and professional development is critical to maintaining our talent competitiveness and providing best-in-class service for our customers.

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

IMPACT

Our Impact strategy is guided by three priorities reflecting our commitment to social responsibility: building trust and strong relationships with our stakeholders, providing responsible credit solutions, and contributing to our communities through education, financial wellness, and volunteerism.

Our approach to Impact is a natural extension of our mission to continue to support and improve the financial well-being of our customers, communities, and team members. We are mindful of challenges faced by our customers and continue to prioritize offering them support through our borrower assistance programs. We also contributed to support financial literacy, community and economic development, food insecurity, and disaster relief initiatives.

Our Impact Executive Council consists of a diverse group of senior executives, appointed by the Chief Executive Officer (“CEO”), reporting directly to the Nominating and Corporate Governance Committee of the Board on Impact issues. These senior executives each hold responsibility for different Impact workstreams. The increased oversight by these leaders reflects the Company’s commitment to monitoring Impact matters and risks for potential effects on the Company and the consumer lending industry, as well as potential opportunities that we may gain through proactive identification of Impact issues.

In June 2021, OMFC issued its inaugural Social Bond, with the net proceeds committed to serving credit-disadvantaged communities around the country. Furthermore, at least 75% of the loans funded by the Social Bond are allocated to women or minority borrowers as outlined in OneMain’s Social Bond Framework. In April 2022, OMFC completed its first social securitization in which we issued notes backed by personal loans made to individuals with mailing addresses containing zip codes in rural communities, with 75% of such loans made to borrowers with annual net income of $50,000 or less. Our social debt issuances reinforce our commitment to financial inclusion and providing underrepresented communities with access to safe, affordable credit. They also provide concrete and measurable funding vehicles to advance the Company’s Impact program. Additional information regarding our Social Bonds and Social Bond Framework is available on our Investor Relations website.

We continue to advance our mission to improve the financial well-being of hardworking Americans, particularly those in underserved communities. In 2022, we made a $50 million commitment to support minority depository institutions and a military veteran owned and operated investment bank supporting job placement and transition services for veterans.

As part of our commitment to financial wellness, Credit Worthy by OneMain Financial is a $4 million commitment with strategic partner EVERFI, a global social-impact technology provider, to develop and distribute free, digital financial education to high schools nationwide over four academic school years. Since program inception, we have delivered the curriculum to more than 3,400 schools and 275,000 students. The curriculum is designed to drive meaningful social impact in communities by teaching high school students about building credit and managing debt. Through interactive virtual and in-person classroom sessions, Credit Worthy helps students start early on the path to financial wellness. More than half of the schools using the digital curriculum during the academic year were low-to-moderate income. As part of Credit Worthy by OneMain Financial, we will award up to $300,000 in scholarships over four years.

As part of our commitment to Impact, we continuously look for opportunities to minimize our environmental impacts and promote sustainability. In 2023, we published our Environmental Policy to emphasize our dedication to sustainability and compliance for our business. For additional information regarding our commitments to support our customers, communities, team members, and our corporate environment, please refer to our 2022 ESG Report, which is available on our Investor Relations website.

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

In addition, OMH's Code of Business Conduct and Ethics (the “Code of Ethics”), Code of Ethics for Principal Executive and Senior Financial Officers (the “Financial Officers’ Code of Ethics”), Corporate Governance Guidelines and the charters of the committees of the Board are posted on our website at www.onemainfinancial.com under “Investor Relations” and printed copies are available upon request. We intend to disclose any material amendments to or waivers of OMH Code of Ethics and Financial Officers’ Code of Ethics requiring disclosure under applicable SEC or NYSE rules on our website within four business days of the date of any such amendment or waiver in lieu of filing a Form 8-K pursuant to Item 5.05 thereof.

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

We also are exposed to geographic customer concentration risk. An economic downturn or catastrophic event that disproportionately affects certain geographic regions could materially and adversely affect our business, financial condition, and results of operations, including the performance of our finance receivables portfolio. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for quantification of our largest concentrations of net finance receivables.

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

We maintain an allowance for finance receivable losses, which is a critical accounting estimate and requires us to use significant estimates and assumptions to determine the appropriate level of allowance. To estimate the appropriate level of allowance for finance receivable losses, we consider known and relevant internal and external factors that affect finance receivable collectability, including the total amount of finance receivables outstanding, historical finance receivable delinquency and charge-offs, our current collection patterns, and current and forecasted economic trends. Our methodology for establishing our allowance for finance receivable losses is based on the guidance from Accounting Standards Codification (“ASC”) 326, Financial Instruments – Credit Losses, which requires us to measure expected credit losses for financial assets at each reporting date. The allowance is primarily based on historical experience, current conditions, and our reasonable and supportable forecast of economic conditions. If customer behavior changes as a result of economic conditions and if we are unable to accurately predict how the unemployment rates, and general economic conditions may affect our allowance for finance receivable losses, our allowance for finance receivable losses may be inadequate. Our allowance for finance receivable losses is an estimate, and if actual finance receivable losses are materially greater than our allowance for finance receivable losses, our results of operations could be adversely affected. Neither state regulators nor federal regulators oversee our allowance for finance receivable losses.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. To the extent our models used to assess the creditworthiness of potential borrowers do not adequately identify potential risks, the valuations produced will not adequately represent the risk profile of the borrowers and could result in a riskier finance receivables profile than originally identified. Our risk management policies, procedures, and techniques, including our scoring technology, may not be sufficient to identify all the risks we are exposed to, mitigate the risks we have identified, or identify concentrations of risk or additional risks to which we may become subject in the future. We also face risks due to our remote workforce and digital operations. These risks may not be adequately captured by our existing risk management framework.

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

Changes in market conditions may also impact market interest rates which could increase the amount of interest expense that we pay on our borrowings, and in turn increase our cost of funds and adversely affect our business, results of operations, and financial condition.

We may be required to indemnify or repurchase finance receivables from purchasers of finance receivables that we have sold or securitized, or which we will sell or securitize in the future, if our finance receivables fail to meet certain criteria or characteristics or under other circumstances, which could adversely affect our financial condition, results of operations, and liquidity.

The documents governing our finance receivable sales and securitizations contain provisions that require us to indemnify the purchasers of securitized finance receivables, or to repurchase the affected finance receivables, under certain circumstances. While our sale and securitization documents vary, they generally contain customary provisions that may require us to repurchase finance receivables if there is a breach of representations and warranties concerning the quality and characteristics of the finance receivables and such breach is material and adverse to the purchasers.

Our maximum exposure to repurchases or our indemnification obligations under our representations and warranties could include the current unpaid balance of all finance receivables that we have sold or securitized, and which are not subject to settlement agreements with purchasers.

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

Our business relies heavily on information systems to deliver products and services to our customers and to manage our operations. These systems have encountered, and may in the future encounter, service disruptions due to system, network or software vulnerabilities or failures, security breaches, cyber-attacks, social engineering, ransomware, viruses, accidents, power disruptions, telecommunications failures, acts of terrorism or war, physical or electronic break-ins, or other events, disruptions, or intrusions. In addition, denial-of-service attacks could overwhelm our internet sites, applications, and services and prevent us from adequately serving customers and maintaining our operations. Cyber-attacks, including ransomware, are constantly evolving, increasing the difficulty of detecting, responding to, and successfully defending against them. We also may face heightened risk due to our remote workforce, use of third-party services, and digital operations. Our security measures vary in maturity across the business, and some of our peers may have more mature cybersecurity programs, which could impact our ability to market and sell our products and services. We may fail or be unable to timely detect and patch certain vulnerabilities, including those classified as zero-day vulnerabilities, which may allow unauthorized actors to gain access to and persist in our system environment over long periods of time. Our logs and other forensic evidence also may not provide a complete picture of a cyber-attack. Cyber-attacks can have cascading impacts that unfold with increasing speed across our systems and networks and those of our third-party vendors. System redundancy and other continuity measures may not be effective or adequate, and our business continuity and disaster recovery planning may not be sufficient to adequately address the disruption. These kinds of cyber-attacks and the challenges described herein, or a series of smaller attacks in the aggregate, could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, and maintain our operations, which could result in a loss of customer business, negative impact to our brand and reputation, subject us to regulatory scrutiny, or expose us to civil litigation and possible financial liability, or otherwise have a material adverse effect on our financial condition and results of operations.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information (PII), that could subject us to significant reputational, financial, legal, and operational consequences.

Our operations rely heavily on the secure collection, processing, storage, and transmission of tens of millions of records with confidential customer and other information including, among other things, PII, in our systems and networks, as well as those of third parties. Our branch locations and central servicing centers, as well as our administrative and executive offices, are part of an electronic information network that is designed to permit us to originate and track finance receivables and collections and perform other tasks that are part of our everyday operations. Additionally, due to our remote workforce and digital operations, including our use of third parties and third-party services, our vulnerability to unauthorized access to confidential information may increase.

Network and data security measures, such as encryption, access controls, authentication mechanisms, and other security measures intended to protect our systems and data may not be sufficient and data may be vulnerable to hacking, unauthorized access, employee error (including phishing and social engineering), malfeasance, system error, faulty password management, or other weaknesses that could be exploited. Any failure, interruption, breakdown, noncompliance, or breach in our cybersecurity measures or controls, policies, or procedures could result in reputational harm, disruption of our customer relationships, litigation or regulatory enforcement, or in our inability to originate, process, and service our finance receivable products, any of which could have a material adverse effect on our financial condition, results of operations, and liquidity.

Further, if any of these cybersecurity and operational risks materialize, they could expose us to lawsuits by customers for identity theft or other damages (for example, in the case of a data breach involving PII or misuse of PII), and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations, and liquidity. In addition, regulators may impose penalties and/or require remedial action if they identify areas of noncompliance or weaknesses in our security systems, controls, processes, procedures, and policies, and we may be required to incur significant costs to enhance our cybersecurity program, including to address any vulnerabilities that may be discovered or to remediate the harm caused by any security breaches. In addition, we may share confidential customer information and proprietary information with customers, vendors, service providers, and business partners. The information systems of these third parties may be vulnerable to security breaches and, despite our best efforts, we may not be able to ensure that these third parties have appropriate security controls in place to protect information we share with them. If our confidential information is intercepted, accessed without authorization, destroyed, stolen, misused, or mishandled while in possession of a third-party, it could result in reputational harm to us, loss of customer business, regulatory scrutiny, civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations, and liquidity. Insurance may not be adequate or available to cover losses from such events.

We are also subject to the theft or misuse of physical customer and employee records at our facilities.

Our branch locations and central servicing centers have physical customer records necessary for day-to-day operations that contain confidential information about our customers. We also retain physical records in various storage locations. The loss or theft of customer information from our branch locations, central servicing facilities, or other storage locations could subject us to additional regulatory scrutiny and penalties and could expose us to civil litigation and possible financial liability, which could have a material adverse effect on our financial condition, results of operations, and liquidity. In addition, if we cannot locate original documents (or copies, in some cases) for certain finance receivables, we may not be able to collect on those finance receivables.

Our insurance operations are subject to risks and uncertainties, including claims, catastrophic events, underwriting risks, and dependence on a primary distribution channel.

Insurance claims and policyholder liabilities are difficult to predict and may exceed the related reserves set aside for claims (losses) and associated expenses for claims adjudication (loss adjustment expenses). Additionally, events such as natural disasters, pandemic disease, cybersecurity breaches and other types of catastrophes, and prolonged economic downturns, could adversely affect our financial condition and results of operations. Other risks relating to our insurance operations include changes to laws and regulations applicable to us, as well as changes to the regulatory environment, such as: changes to laws or regulations affecting capital and reserve requirements; frequency and type of regulatory monitoring and reporting; consumer privacy, use of customer data and data security; benefits or loss ratio requirements; insurance producer licensing or appointment requirements; required disclosures to consumers; and collateral protection insurance (i.e., insurance some of our lender companies purchase, at the customer’s expense, on that customer’s loan collateral for the periods of time the customer fails to adequately, as required by the customer's loan, insure the collateral). Because our customers do not directly agree to the amount charged for collateral protection at the time it is purchased, regulators may in the future prohibit our insurance companies from providing this insurance to our lending operations. Moreover, our insurance companies are predominately dependent on our lending operations as the primary source of business and product distribution. If our lending operations discontinue offering insurance products, our insurance operations would need to find an alternate distribution partner for their products, of which there can be no assurance.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired. If the carrying amount of goodwill and other intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which the impairments become known. There can be no assurance that our future evaluations of goodwill and other intangible assets will not result in findings of impairments and related write-downs, which may have a material adverse effect on our financial condition and results of operations. See Note 7 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on goodwill and intangible asset impairment.

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

Our operations are subject to regular examination by state regulators and U.S. federal and foreign regulators. These examinations may require us to change our policies or practices, pay monetary fines, or make reimbursements to customers. Many state regulators and some federal regulators have indicated an intention to pool their resources to conduct examinations of licensed entities, including us, at the same time (referred to as a “multi-state” examination). This could result in more in-depth examinations, which could be costlier and lead to more significant enforcement actions.

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

The CFPB currently has supervisory authority over the Company as a mortgage servicer,and as a “larger participant” in the auto financing market. The larger-participant rule for consumer installment loans was one of the rulemaking initiatives the CFPB designated as inactive in its Spring 2018 rulemaking agenda. It is not known if or when the CFPB may consider reactivating the rulemaking process for the larger participant rule for consumer installment loans. It also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority over an entity. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the way they are offered, among other things.

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

Current and proposed regulations relating to consumer privacy, data protection, and cybersecurity could increase our costs.

We are subject to federal and state consumer privacy, data protection, and cybersecurity laws and regulations. For example, we are subject to the federal GLBA and the NYDFS Cybersecurity Regulation, which govern the collection, processing, sharing, storage, use, and protection of PII and other confidential information by financial institutions and require certain safeguards, controls, policies, and processes for protecting PII and other confidential information. Moreover, various state laws and regulations may require us to notify customers, employees, state attorneys general, regulators, and others in the event of a security breach. Federal and state legislators and regulators are pursuing new guidance, laws, and regulations relating to consumer privacy, data protection, and cybersecurity. Compliance with current or future consumer privacy, data protection, and cybersecurity laws and regulations could result in higher compliance, technology, or other operating costs. Any violations of these laws and regulations may require us to change our business practices or operational structure. In this regard, on May 24, 2023, we entered into a consent order with the NYDFS relating primarily to a past examination of our cybersecurity policies from 2017 to early 2020. Pursuant to the consent order, we agreed to pay a $4.25 million civil penalty and represent that certain improvements to our cybersecurity controls and procedures had previously been completed. Any future violations of these laws and regulations could adversely impact our reputation and subject us to material legal claims, monetary penalties, sanctions, and obligations to compensate and/or notify customers, employees, state attorneys general, regulators, and others, or take other remedial actions.

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

Any future capital markets transactions will be dependent on our financial performance, as well as market conditions, which may result in receiving financing on terms less favorable to us than our existing financings. In addition, our access to future financing and our ability to refinance existing debt will depend on a variety of factors such as our financial performance, the general availability of credit, our credit ratings and credit capacity at the time we pursue such financing.

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

OMFC and OMFG currently act as the servicers with respect to the securitization trusts and related series of asset-backed securities. If OMFC or OMFG defaults in its servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and OMFC or OMFG, as applicable, could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could damage our reputation and have materially adverse consequences on our liquidity and cost of funds.

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

In the normal course of business, we have been named, and may be named in the future, as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arising in connection with our business activities. Certain of the legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages allegedly incurred. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our financial condition, results of operations, and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Note 14 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

RISK MANAGEMENT AND STRATEGY

Cyber risk management is a critical component of our risk management framework. Processes for assessing, identifying, and managing material risks arising from cybersecurity threats are integrated in our policies and procedures, including our enterprise risk appetite, risk assessment, risk treatment, risk acceptance or exceptions, and third party risk management policies.

Our Cybersecurity Program, which we are aligning with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, provides a framework for compliance with applicable cybersecurity and data protection laws. Our program is designed to ensure the security and confidentiality of customer information, protect against known or evolving threats to the security or integrity of customer records and personal information and protect against unauthorized access to or use of such information. We work with our regulators to ensure that these policies are adequately designed to appropriately safeguard personal information. We use a variety of processes and technologies to monitor for and identify cybersecurity threats, including vulnerabilities scans, endpoint and network monitoring software, and email scanning software. We also have a Cyber Incident Response Policy and detailed plans which are updated and exercised annually. Our cyber defenses are reviewed annually by third-party penetration testers using the Adversarial Tactics, Techniques and Common Knowledge (“MITRE ATT&CK”) framework and the incident response is reviewed by experienced counsel. We incorporate cybersecurity risk reviews of third-party service providers within our Enterprise Third Party Risk Management Program. We conduct annual Cyber Risk Assessments which drive strategic decisions. Employees are required to abide by our cybersecurity and data protection policies and are provided formal cybersecurity training. We maintain a corporate cyber risk insurance policy as part of our cybersecurity risk strategy that is reviewed annually.

To date, the Company has not experienced a material cybersecurity incident.

GOVERNANCE

Cybersecurity and data protection are important for the Company to maintain the trust of our customers, team members and stakeholders. Overseen by the Board of Directors and its Risk Committee, we regularly review, and as appropriate, adapt our Cybersecurity Program to an evolving landscape of emerging threats, evaluate effectiveness of key security controls, and assess cybersecurity best practices.

The Chief Information Security Officer (“CISO”), the Chief Technology Officer (“CTO”), and General Counsel are key management roles responsible for assessing and managing material risks from cybersecurity threats. The CISO reports to the General Counsel and is responsible for implementing and maintaining our enterprise cybersecurity organization. Our CISO has served in both the private and public sectors developing extensive experience in cybersecurity operations, incident response, strategy, governance and compliance. The CISO provides periodic reports to our management risk committee on the mitigation of cybersecurity risks. The General Counsel provides executive oversight of the Cybersecurity Program, providing governance of cybersecurity capabilities and coordinating cybersecurity matters with senior management and the Board of Directors. Our experienced General Counsel has significant risk management, governance, litigation and regulatory experience. We believe these skills are needed in leadership of our Cybersecurity Program to ensure that risk management, legal, regulatory, disclosure and governance perspectives are considered in the design of our Cybersecurity Program and in evaluating and responding to potential cyber incidents. The CTO provides our Cybersecurity Program with the technical and functional resources to achieve its strategic goals and objectives. Our CTO has 30 years of experience with reliability and security of core systems, expertise important for establishing robust protocols and implementing best practices to safeguard against cyber threats and mitigate risks effectively. The General Counsel, CISO, and CTO meet regularly to evaluate the Company’s Cybersecurity Program.

The Board is responsible for overseeing the Company’s management of cybersecurity risk, including oversight into appropriate risk mitigation, strategies, processes, systems, and controls. The CISO has regular and direct communication with the Board, providing a cybersecurity report to the Board’s Risk Committee on a quarterly basis (more frequently as events warrant), as well as a written cybersecurity report and briefing to the full Board on an annual basis, in order to inform directors of the state of the Company’s Cybersecurity Program. These reports cover, but are not limited to, the Company’s cybersecurity posture, overall status of the Company’s compliance with the Cybersecurity Program, threat environment, material cybersecurity risks and events, Cybersecurity Program improvements and effectiveness, and other material matters related to the Cybersecurity Program.

Item 2. Properties.

Our branch network includes approximately 1,400 locations in 44 states. Our branches have lease terms generally ranging from three to five years. In addition to our branches, several of our central servicing facilities operate in leased premises. These facilities include Fort Mill, South Carolina; Tempe, Arizona; Fort Worth, Texas; and Mendota Heights, Minnesota, with leases that expire in 2027, 2027, 2028, and 2029, respectively.

We also lease administrative offices in Irving, Texas; Baltimore, Maryland; Charlotte, North Carolina; New York, New York; and Wilmington, Delaware, which expire in 2025, 2026, 2027, 2028, and 2031, respectively.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2023, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings also support our administrative and central functions.

Our branch office operations, administrative offices, central operations, and loan servicing facilities support our Consumer and Insurance segment.

Item 3. Legal Proceedings.

The information required with respect to this item can be found under "Legal Contingencies" in Note 14 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this Annual Report, which is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION AND STOCKHOLDERS

OMH’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “OMF.”

On January 31, 2024, there were two record holders of OMH's common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On January 31, 2024, the closing price for OMH's common stock, as reported on the NYSE, was $47.60.

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

No trading market exists for OMFC’s common stock. All of OMFC’s common stock is held by OMH. To provide funding for the dividends mentioned above, OMFC paid dividends to OMH of $478 million and $471 million in 2023 and 2022, respectively.

Because we are holding companies and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of OMFC's debt agreements limit the ability of certain of our subsidiaries to pay dividends. See Notes 8 and 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on OMFC's debt agreements and our insurance subsidiary dividends, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended December 31, 2023, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1 - October 31	530,814	$37.81	530,814	$660,499,429
November 1 - November 30	—	—	—	660,499,429
December 1 - December 31	—	—	—	660,499,429
Total	530,814	$37.81	530,814
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

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for OMH's common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from December 31, 2018 through December 31, 2023. This data assumes simultaneous investments of $100 on December 31, 2018 and reinvestment of any dividends. The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Stock Performance
$400
$300
$200
$100
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	At December 31,
	2018	2019	2020	2021	2022	2023
OneMain Holdings, Inc.	$100.00	$189.30	$245.53	$316.21	$229.37	$374.03
NYSE Composite Index	100.00	125.41	133.49	162.71	147.75	168.32
NYSE Financial Sector Index	100.00	129.21	125.41	158.88	138.68	162.51

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

An index to our management’s discussion and analysis follows:

Overview

We operate in the United States and market our personal loans in 44 states. We service the loans that we originate and retain on our balance sheet, as well as loans owned by third parties on their behalf in connection with our whole loan sale program and legacy businesses. In connection with our offerings, our insurance subsidiaries offer our personal loan customers optional credit and non-credit insurance and other optional products. We also offer two credit cards, BrightWay and BrightWay+, which are designed to reward customers for responsible credit activity, such as consistent on-time payments. We strive to meet our customers at their preferred channel and to deliver a seamless customer experience through our digital platforms, distribution partnerships, or working with our expert team members at our approximately 1,400 locations. Our personal loans, credit cards, and other products help customers meet everyday needs and take steps to improve their financial well-being.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, auto dealership network, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At December 31, 2023, we had approximately 2.4 million personal loans totaling $21.0 billion of net finance receivables, of which 50% were secured by titled property, compared to approximately 2.3 million personal loans totaling $19.9 billion of net finance receivables, of which 52% were secured by titled property at December 31, 2022. We also service personal loans for our whole loan sale partners.

•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, through direct mail, and through our digital affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At December 31, 2023, we had approximately 431 thousand open credit card customer accounts, totaling $330 million of net finance receivables, compared to approximately 135 thousand open credit card customer accounts, totaling $107 million of net finance receivables at December 31, 2022.

•Optional Products — We offer our customers optional credit insurance products (life, disability, and involuntary unemployment insurance) and optional non-credit insurance products through both our branch network and our central operations. Credit insurance and non-credit insurance products are provided by our affiliated insurance companies. We offer Guaranteed Asset Protection (“GAP”) coverage as a waiver product or insurance. We also offer optional membership plans from an unaffiliated company.

OUR SEGMENT

At December 31, 2023, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, credit cards, and optional products. At December 31, 2023, we had $22.2 billion of managed receivables due from approximately 3.0 million customer accounts, compared to $20.8 billion of managed receivables due from approximately 2.6 million customer accounts at December 31, 2022.

The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans held for sale and reported in Other assets in our consolidated balance sheets. See Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for more information about our segment.

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

Interest Expense

We track the interest expense incurred on our debt, along with amortization or accretion of premiums or discounts, and issuance costs, to monitor the components of our cost of funds. We expect interest expense to fluctuate based on changes in the secured versus unsecured mix of our debt, time to maturity, interest rates, and utilization of revolving conduit facilities.

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

Finance Receivables Originations and Purchase Volume

Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor originations, purchase volume, and annual percentage rate.

Recent Developments and Outlook

RECENT DEVELOPMENTS

Acquisition of Foursight Capital LLC

On November 21, 2023, we announced that we have entered into a definitive agreement to acquire Foursight Capital LLC (“Foursight”), a wholly owned subsidiary of Jefferies Financial Group, Inc. for a purchase price of $115 million in cash. Foursight is an automobile finance company that purchases and services automobile retail installment contracts. Contracts are sourced through an extensive network of auto dealers. We will acquire Foursight's approximately $900 million auto loan portfolio in the transaction, which is expected to close in the first quarter of 2024, subject to customary closing conditions and applicable regulatory approvals.

Issuances and Redemption of Unsecured Debt

Issuance of 9.00% Senior Notes Due 2029

On June 22, 2023, OMFC issued a total of $500 million aggregate principal amount of 9.00% Senior Notes due 2029. On November 14, 2023, OMFC issued a total of $400 million aggregate principal amount as an add-on to the 9.00% Senior Notes due 2029.

Issuance of 7.875% Senior Notes Due 2030

On December 13, 2023, OMFC issued a total of $700 million aggregate principal amount of 7.875% Senior Notes due 2030.

Redemption of 6.125% Senior Notes Due 2024

On September 18, 2023, OMFC paid a net aggregate amount of $558 million, inclusive of accrued interest, to complete a partial redemption of its 6.125% Senior Notes due 2024. On December 14, 2023, OMFC paid a net aggregate amount of $546 million, inclusive of accrued interest, to complete a full redemption.

For information regarding the issuances and redemption of our unsecured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

Regulatory Settlements

On May 24, 2023, we entered into a consent order with the NYDFS relating primarily to a past examination of our cybersecurity policies from 2017 to early 2020. Pursuant to the consent order, we agreed to pay a $4.25 million civil penalty and represent that certain improvements to our cybersecurity controls and procedures had previously been completed.

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

OUTLOOK

We are actively monitoring the current macroeconomic environment, including geopolitical actions outside of the U.S., and remain prepared for any developments that may impact our business. Our financial condition and results of operations could be affected by macroeconomic conditions, including changes in unemployment, inflation, interest rates, and consumer confidence. We will continue to incorporate updates to our macroeconomic assumptions, as necessary, which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Our experienced management team remains focused on maintaining a strong balance sheet with a long liquidity runway and adequate capital while maintaining a conservative and disciplined underwriting model. We believe we are well positioned to serve our customers and execute on our strategic priorities, including:

•striving to be the lender of choice for nonprime consumers and improve their financial well-being;
•continuing to grow our receivables through new products and distribution channels;
•maintaining a rigorous underwriting standard with a goal of enhancing credit performance;
•leveraging our scale and cost discipline across the Company to deliver improved operating leverage; and
•maintaining a strong liquidity level with diversified funding sources.

We believe our commitment to closely monitor the macroeconomic environment, retain disciplined underwriting, drive strategic growth initiatives, and maintain a robust balance sheet strengthens our ability to navigate challenges and seize opportunities. As we pursue our key initiatives, we are confident in our ability to increase shareholder value and remain resilient and adaptable to navigate an ever-evolving economic, social, political, and regulatory landscape.

Results of Operations

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relates only to OMH. See Note 1 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information.

OMH'S CONSOLIDATED RESULTS
See the table below for OMH's consolidated operating results and selected financial statistics. A further discussion of OMH's operating results for our operating segment is provided under “Segment Results” below.

(dollars in millions, except per share amounts)
At or for the Years Ended December 31,	2023	2022	2021

Interest income	$4,564	$4,435	$4,364
Interest expense	1,019	892	937
Provision for finance receivable losses	1,721	1,402	593
Net interest income after provision for finance receivable losses	1,824	2,141	2,834
Other revenues	735	629	531
Other expenses	1,719	1,615	1,624
Income before income taxes	840	1,155	1,741
Income taxes	199	283	427
Net income	$641	$872	$1,314

Share Data:
Earnings per share:
Diluted	$5.32	$7.01	$9.88

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$21,349	$19,986	$19,212
Average net receivables	$20,527	$19,440	$18,281
Gross charge-off ratio	8.74%	7.40%	5.41%
Recovery ratio	(1.26)%	(1.29)%	(1.21)%
Net charge-off ratio	7.48%	6.10%	4.20%
Personal loans:
Net finance receivables	$21,019	$19,879	$19,187
Yield	22.20%	22.78%	23.84%
Origination volume	$12,851	$13,879	$13,825
Number of accounts	2,415,058	2,334,097	2,336,845
Number of accounts originated	1,258,813	1,365,989	1,388,123
Net charge-off ratio	7.42%	6.09%	4.20%
30-89 Delinquency ratio	3.28%	3.07%	2.43%
Credit cards:
Net finance receivables	$330	$107	$25
Purchase volume	$442	$172	$26
Number of open accounts	430,784	135,335	65,513
Debt balances:
Long-term debt balance	$19,813	$18,281	$17,750
Average daily debt balance	$19,047	$17,854	$17,441
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for 2023 and 2022

Interest income increased $129 million or 3% in 2023 when compared to 2022 due to growth in average net receivables, partially offset by lower yield.

Interest expense increased $127 million or 14% in 2023 when compared to 2022 due to a higher average cost of funds and an increase in average debt as we continue to grow the business.

Provision for finance receivable losses increased $319 million or 23% in 2023 when compared to 2022 driven by higher net charge-offs.

Other revenues increased $106 million or 17% in 2023 when compared to 2022 due to an increase in investment revenue due to higher market rates compared to the prior year period and a net loss on the repurchase and repayment of debt in the prior year period.

Other expenses increased $104 million or 6% in 2023 when compared to 2022 due to regulatory settlements in the current period, an increase in general operating expenses and salaries and benefits expense driven by our strategic investments in the business, as well as an increase in insurance policy and benefits claims expense largely driven by favorable claims experience in the prior period not present in the current period.

Income taxes decreased $84 million or 30% in 2023 when compared to 2022 due to lower pretax income.

See Note 13 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on income taxes.

Comparison of Consolidated Results for 2022 and 2021

For a comparison of OMH's results of operation for the years ended 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OMH’s Consolidated Results” in Part II - Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 10, 2023.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes regulatory settlements, net gain or loss resulting from repurchases and repayments of debt, and other items and strategic activities, which include direct costs associated with COVID-19, restructuring charges, and the expense associated with cash-settled stock-based awards. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH's reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$845	$1,169	$1,788
Adjustments:
Regulatory settlements	26	—	—
Net loss on repurchases and repayments of debt	—	26	70
Other	3	11	60
Adjusted pretax income (non-GAAP)	874	1,206	1,918

Provision for finance receivable losses	1,721	1,399	587
Net charge-offs	(1,536)	(1,186)	(768)
Pretax capital generation (non-GAAP)	$1,059	$1,419	$1,737

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 1 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information.

See Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for a description of our segment, methodologies used to allocate revenues and expenses to our C&I segment, and reconciliations of segment total to consolidated financial statement amounts.

CONSUMER AND INSURANCE
OMH's adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2023	2022	2021

Interest income	$4,559	$4,429	$4,355
Interest expense	1,015	886	930
Provision for finance receivable losses	1,721	1,399	587
Net interest income after provision for finance receivable losses	1,823	2,144	2,838
Other revenues	727	644	597
Other expenses	1,676	1,582	1,517
Adjusted pretax income (non-GAAP)	$874	$1,206	$1,918

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$21,349	$19,987	$19,215
Average net receivables	$20,528	$19,442	$18,286
Gross charge-off ratio	8.74%	7.40%	5.42%
Recovery ratio	(1.26)%	(1.29)%	(1.21)%
Net charge-off ratio	7.48%	6.10%	4.20%
Personal loans:
Net finance receivables	$21,019	$19,880	$19,190
Yield	22.20%	22.77%	23.82%
Origination volume	$12,851	$13,879	$13,825
Number of accounts	2,415,058	2,334,097	2,336,845
Number of accounts originated	1,258,813	1,365,989	1,388,123
Net charge-off ratio	7.42%	6.09%	4.20%
30-89 Delinquency ratio	3.28%	3.07%	2.43%
Credit cards:
Net finance receivables	$330	$107	$25
Purchase volume	$442	$172	$26
Number of open accounts	430,784	135,335	65,513
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Twelve Months Ended December 31, 2023 and 2022

Interest income increased $130 million or 3% in 2023 when compared to 2022 due to growth in average net receivables, partially offset by lower yield.

Interest expense increased $129 million or 15% in 2023 when compared to 2022 due to a higher average cost of funds and an increase in average debt as we continue to grow the business.

Provision for finance receivable losses increased $322 million or 23% in 2023 when compared to 2022 driven by higher net charge-offs.

Other revenues increased $83 million or 13% in 2023 when compared to 2022 due to an increase in investment revenue due to higher market rates compared to the prior year period.

Other expenses increased $94 million or 6% in 2023 when compared to 2022 due to an increase in general operating expenses and salaries and benefits expense driven by our strategic investments in the business, as well as an increase in insurance policy benefits and claims expense largely driven by favorable claims experience in the prior period not present in the current period.

Comparison of Adjusted Pretax Income for 2022 and 2021

For a comparison of OMH's adjusted pretax income for C&I for the years ended 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OMH’s Consolidated Results” in Part II -Item 7 of OMH's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 10, 2023.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of personal loans and credit cards, were $21.3 billion at December 31, 2023 and $20.0 billion at December 31, 2022. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

We consider our personal loans to be nonperforming at 90 days contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For credit cards, we accrue finance charges and fees until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Personal Loans	Credit Cards
December 31, 2023
Current	$19,725	$297
30-89 days past due	689	16
90+ days past due	605	17
Total net finance receivables	$21,019	$330

Delinquency ratio
30-89 days past due	3.28%	4.93%
30+ days past due	6.16%	9.96%
90+ days past due	2.88%	5.03%

December 31, 2022
Current	$18,726	$93
30-89 days past due	610	6
90+ days past due	544	8
Total net finance receivables	$19,880	$107

Delinquency ratio
30-89 days past due	3.07%	5.90%
30+ days past due	5.80%	13.08%
90+ days past due	2.74%	7.18%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At December 31, 2023, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Personal Loans	Credit Cards

Year Ended December 31, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (a)	(20)	—	4	(16)
Provision for finance receivable losses	1,651	70	—	1,721
Charge-offs	(1,768)	(27)	—	(1,795)
Recoveries	258	1	—	259
Balance at end of period	$2,415	$65	$—	$2,480

Allowance ratio	11.49%	19.61%	(b)	11.62%

Year Ended December 31, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	1,376	23	3	1,402
Charge-offs	(1,431)	(7)	—	(1,438)
Recoveries	252	—	—	252
Balance at end of period	$2,294	$21	$(4)	$2,311

Allowance ratio	11.54%	19.12%	(b)	11.56%

Year Ended December 31, 2021
Balance at beginning of period	$2,283	$—	$(14)	$2,269
Provision for finance receivable losses	582	5	6	593
Charge-offs	(990)	—	1	(989)
Recoveries	222	—	—	222
Balance at end of period	$2,097	$5	$(7)	$2,095

Allowance ratio	10.93%	19.91%	(b)	10.90%
(a)    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for additional information on the adoption of ASU 2022-02.
(b)    Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance and loss performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables increased slightly from the prior year period primarily due to a weaker macroeconomic outlook and portfolio mix. See Note 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for more information about the changes in the allowance for finance receivable losses.

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, secured debt, unsecured debt, borrowings from revolving conduit facilities, whole loan sales, and equity. We may also utilize other sources in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims, and supporting strategic initiatives.

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

During the year ended December 31, 2023, OMH generated net income of $641 million. OMH’s net cash outflow from operating and investing activities totaled $343 million for the year ended December 31, 2023. At December 31, 2023, our scheduled interest payments for 2024 totaled $526 million and there were no scheduled principal payments for 2024 on our existing unsecured debt. As of December 31, 2023, we had $8.4 billion of unencumbered receivables.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due.

OMFC’s Issuances, Redemptions, and Repurchases of Unsecured Debt

On June 22, 2023, OMFC issued a total of $500 million aggregate principal amount of 9.00% Senior Notes due 2029 under the Base Indenture, as supplemented by the Fifteenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis. On November 14, 2023, OMFC issued a total of $400 million aggregate principal amount of 9.00% Senior Notes due 2029 in an add-on to the 9.00% Senior Notes due 2029 under the Base Indenture, as supplemented by the Fifteenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

On August 18, 2023, OMFC issued a notice to partially redeem its 6.125% Senior Notes due 2024. On September 18, 2023, OMFC paid a net aggregate amount of $558 million, inclusive of accrued interest, to complete the partial redemption. On November 14, 2023, OMFC issued a notice to fully redeem the remaining 6.125% Senior Notes due 2024. On December 14, 2023, OMFC paid a net aggregate amount of $546 million, inclusive of accrued interest, to complete a full redemption.

On December 13, 2023, OMFC issued a total of $700 million aggregate principal amount of 7.875% Senior Notes due 2030 under the Base Indenture, as supplemented by the Sixteenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the year ended December 31, 2023, we repurchased $176 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At December 31, 2023, the borrowing capacity of our corporate revolver was $1.3 billion, and no amounts were drawn.

Securitizations and Borrowings from Revolving Conduit Facilities

During the year ended December 31, 2023, we completed three personal loan securitizations (ODART 2023-1, OMFIT 2023-1, OMFIT 2023-2, see “Securitized Borrowings” below) and redeemed one personal loan securitization (OMFIT 2020-1). During the year ended December 31, 2023, we entered into two new revolving conduit facilities. At December 31, 2023, the borrowing capacity of our revolving conduit facilities was $6.4 billion. At December 31, 2023, we had $12.6 billion of gross finance receivables pledged as collateral for our securitizations, conduit facilities, and private secured term funding.

Subsequent to year-end, on January 18, 2024, we entered into two credit card revolving variable funding note (“VFN”) facilities. The maximum capacity of our credit card revolving VFN facilities was $300 million.

Private Secured Term Funding

At December 31, 2023, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

See Notes 8 and 9 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on our long-term debt, securitization transactions, private secured term funding, and revolving conduit facilities.

Credit Ratings

Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings, and the probability of systemic support. Significant changes in these factors could result in different ratings.

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2023	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the year ended December 31, 2023, OMH repurchased 1,651,717 shares of its common stock through its stock repurchase program for an aggregate total of $65 million, including commissions and fees. As of December 31, 2023, OMH held a total of 15,383,804 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $60 million.

For additional information regarding the shares repurchased, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of Part II in this report.

Cash Dividend to OMH's Common Stockholders

As of December 31, 2023, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 7, 2023	February 17, 2023	February 24, 2023	$1.00	$121
April 25, 2023	May 5, 2023	May 12, 2023	1.00	121
July 26, 2023	August 7, 2023	August 11, 2023	1.00	120
October 25, 2023	November 6, 2023	November 10, 2023	1.00	120
Total			$4.00	$482

To provide funding for the dividend, OMFC paid dividends of $478 million to OMH during the year ended December 31, 2023.

On February 7, 2024, OMH declared a dividend of $1.00 per share payable on February 23, 2024 to record holders of OMH's common stock as of the close of business on February 20, 2024. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $121 million payable on or after February 21, 2024.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a total of $60 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. During the year ended December 31, 2023, we sold $585 million of gross finance receivables, compared to $720 million during the year ended December 31, 2022. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

Subsequent to year-end, we entered into a whole loan sale flow agreement with a third party, with a term of less than two years, in which we agreed to sell $600 million of gross receivables of newly originated unsecured personal loans along with any associated accrued interest.

LIQUIDITY

OMH's Operating Activities

Net cash provided by operations of $2.5 billion for the year ended December 31, 2023 reflected net income of $641 million, the impact of non-cash items including provision for finance receivable losses of $1.7 billion, and an unfavorable change in working capital of $44 million. Net cash provided by operations of $2.4 billion for the year ended December 31, 2022 reflected net income of $872 million, the impact of non-cash items including provision for finance receivable losses of $1.4 billion, and an unfavorable change in working capital of $82 million. Net cash provided by operations of $2.2 billion for the year ended December 31, 2021 reflected net income of $1.3 billion, the impact of non-cash items, and an unfavorable change in working capital of $48 million.

OMH's Investing Activities

Net cash used for investing activities of $2.9 billion for the year ended December 31, 2023 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $2.1 billion for both the years ended December 31, 2022 and 2021 was primarily due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH's Financing Activities

Net cash provided by financing activities of $932 million for the year ended December 31, 2023 was primarily due to the issuance and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt and cash dividends paid. Net cash used for financing activities of $326 million and $1.8 billion for the years ended December 31, 2022 and 2021, respectively, were primarily due to repayments and repurchases of long-term debt, cash dividends paid, and the cash paid to repurchase common stock, partially offset by the issuance and borrowings of long-term debt.

OMH's Cash and Investments

At December 31, 2023, we had $1.0 billion of cash and cash equivalents, which included $148 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At December 31, 2023, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in this report for further information on these state restrictions and the dividends paid by our insurance subsidiaries from 2021 through 2023.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of December 31, 2023, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	$368	$381	$202	$231	4.09%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.82%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	1,000	1,099	5.17%	2 years
OMFIT 2022-3	979	1,090	796	1,090	6.00%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.45%	3 years
ODART 2019-1	737	750	700	750	3.79%	5 years
ODART 2021-1	1,000	1,053	902	917	0.99%	2 years
ODART 2022-1	600	632	600	632	5.10%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
Total securitizations	$11,798	$12,731	$11,275	$12,493
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of December 31, 2023.

Revolving Conduit Facilities
In addition to the structured financings, we had access to 16 revolving conduit facilities with a total borrowing capacity of $6.4 billion as of December 31, 2023:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding XI, LLC	425	—
OneMain Financial Funding VIII, LLC	400	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
Chicago River Funding, LLC	375	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
Total	$6,400	$1
See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the credit card revolving conduit facilities entered into subsequent to December 31, 2023.

Contractual Obligations
At December 31, 2023, our material contractual obligations were as follows:

(dollars in millions)	2024	2025-2026	2027-2028	2029+	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$11,275	$—	$—	$11,275
Medium-term notes	—	2,849	2,100	3,182	—	—	—	8,131
Junior subordinated debt	—	—	—	350	—	—	—	350
Private secured term funding (a)	—	—	—	—	—	350	—	350
Revolving conduit facilities (a)	—	—	—	—	—	—	1	1
Total principal maturities	—	2,849	2,100	3,532	11,275	350	1	20,107
Interest payments on debt (b)	526	883	605	1,213	1,440	51	—	4,718
Total	$526	$3,732	$2,705	$4,745	$12,715	$401	$1	$24,825
(a) On-balance sheet securitizations, private secured term funding, and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments.
(b) Future interest payments on floating-rate debt are estimated based upon rates in effect at December 31, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2023 or December 31, 2022.

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

Management exercises its judgment when determining the amount of allowance for finance receivable losses. Our judgment is based on quantitative analyses, qualitative factors, such as recent portfolio, industry, and other economic trends, and experience in the consumer finance industry. We may adjust the amounts determined by our model for management’s estimate of the effects of model imprecision, which include but are not limited to, any changes to underwriting criteria and portfolio seasoning.

Forecasting macroeconomic conditions requires significant judgment and involves estimation uncertainty. We consider key economic factors, most notably unemployment rates, to incorporate into our estimate of the allowance for finance receivable losses. Our macroeconomic forecast considers various scenarios of economic projections from industry leading forecast providers and extends over our reasonable and supportable forecast period, after which we revert to a historical average.

Due to the judgment and uncertainty in estimating the expected credit losses, we may experience changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Macroeconomic Sensitivity

To demonstrate the sensitivity of forecasting macroeconomic conditions, we compared the output of our model using a baseline scenario to that of a downside scenario. As of December 31, 2023, the impact of a ten percentage point increase in weighting towards a downside scenario increased the estimate by approximately $25 million.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for discussion of recently issued accounting pronouncements.

Seasonality

Our personal loan volume and demand is generally lowest during the first part of the year following the holiday season and as a result of tax refunds, and increases through the end of the year. Delinquencies follow the same trends, being generally lower during the first part of the year and rising throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk to the Company’s financial position resulting from a change in market factors, including interest rates, foreign exchange rates, equity, and commodity prices. The fair values of certain assets and liabilities are sensitive to changes in market interest rates. The impact of changes in interest rates would be reduced by the fact that increases (decreases) in fair values of assets would be partially offset by corresponding changes in fair values of liabilities.

The estimated impact of an immediate and sustained 100 basis point (“bps”) increase or decrease in interest rates on the fair values of our interest rate-sensitive financial instruments is shown below. This change would not materially impact our operations due to the composition of our balance sheet, including largely fixed-rate loans along with the tenor and fixed-rate nature of our debt. Our long liquidity runway and staggered debt maturities further reduce any immediate impacts of changes in market interest rates. For further discussion on the impact of market factors, see “Risk Factors” in Part I - Item 1A. of this report.

We derived the changes in fair values by modeling estimated cash flows of certain assets and liabilities. The estimated increases (decreases) in fair values of interest rate-sensitive financial instruments were as follows:

December 31,	2023		2022
(dollars in millions)	+100 bps	-100 bps	+100 bps	-100 bps

Assets
Net finance receivables, less allowance for finance receivable losses (a)	$(277)	$285	$(212)	$217
Fixed-maturity investment securities (b)	(64)	67	(70)	75

Liabilities
Long-term debt (b)	$(518)	$529	$(461)	$484
(a) We did not adjust the estimated cash flows for any future credit originations.
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

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Finance Receivable Losses for Personal Loans – Forecasted Macroeconomic Conditions

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for finance receivable losses for personal loans was $2,415 million as of December 31, 2023. Management estimates the allowance for finance receivable losses for personal loans primarily on historical loss experience using a cumulative loss model applied to the Company’s personal loan portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which includes the forecasted unemployment rate.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for personal loans – forecasted macroeconomic conditions is a critical audit matter are (i) the significant judgment by management in determining adjustments to the results of the cumulative loss model to reflect forecasted macroeconomic conditions, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of forecasted macroeconomic conditions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses for personal loans, including controls over management’s determination of the impact of forecasted macroeconomic conditions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management's process for determining forecasted macroeconomic conditions and applying those forecasts to the results of the cumulative loss model, which included (i) evaluating the appropriateness of the methodology, (ii) testing the data used in the estimate and (iii) evaluating the reasonableness of management’s determination of the impact of forecasted macroeconomic conditions on the allowance for finance receivable losses for personal loans.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 13, 2024

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of OneMain Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneMain Finance Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Finance Receivable Losses for Personal Loans – Forecasted Macroeconomic Conditions

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s allowance for finance receivable losses for personal loans was $2,415 million as of December 31, 2023. Management estimates the allowance for finance receivable losses for personal loans primarily on historical loss experience using a cumulative loss model applied to the Company’s personal loan portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which includes the forecasted unemployment rate.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for personal loans – forecasted macroeconomic conditions is a critical audit matter are (i) the significant judgment by management in determining adjustments to the results of the cumulative loss model to reflect forecasted macroeconomic conditions, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of forecasted macroeconomic conditions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses for personal loans, including controls over management’s determination of the impact of forecasted macroeconomic conditions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management's process for determining forecasted macroeconomic conditions and applying those forecasts to the results of the cumulative loss model, which included (i) evaluating the appropriateness of the methodology, (ii) testing the data used in the estimate and (iii) evaluating the reasonableness of management’s determination of the impact of forecasted macroeconomic conditions on the allowance for finance receivable losses for personal loans.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 13, 2024

We have served as the Company's auditor since 2002.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2023	2022

Assets
Cash and cash equivalents	$1,014	$498
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.8 billion in 2023, respectively, and $1.7 billion and $1.9 billion in 2022, respectively)	1,719	1,800
Net finance receivables (includes loans of consolidated VIEs of $12.8 billion in 2023 and $10.4 billion in 2022)	21,349	19,986
Unearned insurance premium and claim reserves	(771)	(749)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.4 billion in 2023 and $1.1 billion in 2022)	(2,480)	(2,311)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	18,098	16,926
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $523 million in 2023 and $442 million in 2022)	534	461
Goodwill	1,437	1,437
Other intangible assets	260	261
Other assets	1,232	1,154
Total assets	$24,294	$22,537

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $11.6 billion in 2023 and $9.4 billion in 2022)	$19,813	$18,281
Insurance claims and policyholder liabilities	615	620
Deferred and accrued taxes	9	5
Other liabilities (includes other liabilities of consolidated VIEs of $26 million in 2023 and $20 million in 2022)	671	616
Total liabilities	21,108	19,522
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 119,757,277 and 121,042,125 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,715	1,689
Accumulated other comprehensive loss	(87)	(127)
Retained earnings	2,285	2,119
Treasury stock, at cost; 15,383,804 and 13,813,476 shares at December 31, 2023 and December 31, 2022, respectively	(728)	(667)
Total shareholders’ equity	3,186	3,015
Total liabilities and shareholders’ equity	$24,294	$22,537

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2023	2022	2021

Interest income	$4,564	$4,435	$4,364

Interest expense	1,019	892	937

Net interest income	3,545	3,543	3,427

Provision for finance receivable losses	1,721	1,402	593

Net interest income after provision for finance receivable losses	1,824	2,141	2,834

Other revenues:
Insurance	448	445	434
Investment	116	61	65
Gain on sales of finance receivables	52	63	47
Net loss on repurchases and repayments of debt	—	(27)	(78)
Other	119	87	63
Total other revenues	735	629	531

Other expenses:
Salaries and benefits	855	836	839
Other operating expenses	675	621	609
Insurance policy benefits and claims	189	158	176
Total other expenses	1,719	1,615	1,624

Income before income taxes	840	1,155	1,741

Income taxes	199	283	427

Net income	$641	$872	$1,314

Share Data:
Weighted average number of shares outstanding:
Basic	120,382,227	124,178,643	132,653,889
Diluted	120,629,590	124,417,274	133,054,494
Earnings per share:
Basic	$5.33	$7.02	$9.91
Diluted	$5.32	$7.01	$9.88
See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Net income	$641	$872	$1,314

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	49	(229)	(53)
Retirement plan liability adjustments	—	(12)	(1)
Foreign currency translation adjustments	4	(10)	1
Changes in discount rate for insurance claims and policyholder liabilities	3	62	25
Other	(5)	22	11
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(11)	50	12
Retirement plan liability adjustments	—	3	1
Foreign currency translation adjustments	(1)	2	—
Changes in discount rate for insurance claims and policyholder liabilities	—	(14)	(5)
Other	1	(5)	(3)
Other comprehensive income (loss), net of tax, before reclassification adjustments	40	(131)	(12)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	(1)	(1)
Reclassification adjustments included in net income, net of tax	—	(1)	(1)
Other comprehensive income (loss), net of tax	40	(132)	(13)

Comprehensive income	$681	$740	$1,301

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (see Note 3)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(65)	(65)
Treasury stock issued	—	—	—	(1)	4	3
Share-based compensation expense, net of forfeitures	—	36	—	—	—	36
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	40	—	—	40
Cash dividends*	—	—	—	(486)	—	(486)
Net income	—	—	—	641	—	641
Balance, December 31, 2023	$1	$1,715	$(87)	$2,285	$(728)	$3,186

Balance, January 1, 2022	$1	$1,672	$5	$1,727	$(368)	$3,037
Common stock repurchased	—	—	—	—	(303)	(303)
Treasury stock issued	—	—	—	(2)	4	2
Share-based compensation expense, net of forfeitures	—	31	—	—	—	31
Withholding tax on share-based compensation	—	(14)	—	—	—	(14)
Other comprehensive loss	—	—	(132)	—	—	(132)
Cash dividends*	—	—	—	(478)	—	(478)
Net income	—	—	—	872	—	872
Balance, December 31, 2022	$1	$1,689	$(127)	$2,119	$(667)	$3,015

Balance, January 1, 2021	$1	$1,655	$94	$1,691	$—	$3,441
Net impact of adoption of ASU 2018-12 (see Note 3)	—	—	(76)	—	—	(76)
Balance, January 1, 2021 (post-adoption)	1	1,655	18	1,691	—	3,365
Common stock repurchased	—		—	—	(368)	$(368)
Share-based compensation expense, net of forfeitures	—	23	—	—	—	23
Withholding tax on share-based compensation	—	(6)	—	—	—	(6)
Other comprehensive loss	—	—	(13)	—	—	(13)
Cash dividends*	—	—	—	(1,278)	—	(1,278)
Net income	—	—	—	1,314	—	1,314
Balance, December 31, 2021	$1	$1,672	$5	$1,727	$(368)	$3,037

* Cash dividends declared were $4.00 per share, $3.80 per share, and $9.55 per share in 2023, 2022, and 2021, respectively.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Cash flows from operating activities
Net income	$641	$872	$1,314
Reconciling adjustments:
Provision for finance receivable losses	1,721	1,402	593
Depreciation and amortization	257	262	264
Deferred income tax charge (benefit)	(36)	(64)	78
Net loss on repurchases and repayments of debt	—	27	78
Share-based compensation expense, net of forfeitures	36	31	23
Gain on sales of finance receivables	(52)	(63)	(47)
Other	(4)	2	(8)
Cash flows due to changes in other assets and other liabilities	(44)	(82)	(48)
Net cash provided by operating activities	2,519	2,387	2,247

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(3,557)	(2,775)	(2,514)
Proceeds from sales of finance receivables	641	790	560
Available-for-sale securities purchased	(179)	(530)	(517)
Available-for-sale securities called, sold, and matured	323	463	404
Other securities purchased	(5)	(6)	(708)
Other securities called, sold, and matured	6	14	701
Other, net	(91)	(75)	(69)
Net cash used for investing activities	(2,862)	(2,119)	(2,143)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	4,819	5,618	3,759
Repayments and repurchases of long-term debt	(3,328)	(5,149)	(3,921)
Cash dividends	(487)	(480)	(1,274)
Common stock repurchased	(65)	(303)	(368)
Treasury stock issued	3	2	—
Withholding tax on share-based compensation	(10)	(14)	(6)
Net cash provided by (used for) financing activities	932	(326)	(1,810)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	589	(58)	(1,706)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	959	1,017	2,723
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,548	$959	$1,017

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2023	2022	2021

Supplemental cash flow information
Cash and cash equivalents	$1,014	$498	$541
Restricted cash and restricted cash equivalents	534	461	476
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,548	$959	$1,017

Interest paid	$(968)	$(857)	$(891)
Income taxes paid	(215)	(343)	(403)
Cash paid for amounts included in the measurement of operating lease liabilities	(59)	(58)	(58)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$67	$66	$43

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2023	2022

Assets
Cash and cash equivalents	$1,011	$490
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.8 billion in 2023, respectively, and $1.7 billion and $1.9 billion in 2022, respectively)	1,719	1,800
Net finance receivables (includes loans of consolidated VIEs of $12.8 billion in 2023 and $10.4 billion in 2022)	21,349	19,986
Unearned insurance premium and claim reserves	(771)	(749)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.4 billion in 2023 and $1.1 billion in 2022)	(2,480)	(2,311)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	18,098	16,926
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $523 million in 2023 and $442 million in 2022)	534	461
Goodwill	1,437	1,437
Other intangible assets	260	261
Other assets	1,230	1,152
Total assets	$24,289	$22,527

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $11.6 billion in 2023 and $9.4 billion in 2022)	$19,813	$18,281
Insurance claims and policyholder liabilities	615	620
Deferred and accrued taxes	9	5
Other liabilities (includes other liabilities of consolidated VIEs of $26 million in 2023 and $20 million in 2022)	672	617
Total liabilities	21,109	19,523
Contingencies (Note 14)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at December 31, 2023 and December 31, 2022	5	5
Additional paid-in capital	1,959	1,933
Accumulated other comprehensive loss	(87)	(127)
Retained earnings	1,303	1,193
Total shareholder’s equity	3,180	3,004
Total liabilities and shareholder’s equity	$24,289	$22,527

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Interest income	$4,564	$4,435	$4,364

Interest expense	1,019	892	937

Net interest income	3,545	3,543	3,427

Provision for finance receivable losses	1,721	1,402	593

Net interest income after provision for finance receivable losses	1,824	2,141	2,834

Other revenues:
Insurance	448	445	434
Investment	116	61	65
Gain on sales of finance receivables	52	63	47
Net loss on repurchases and repayments of debt	—	(27)	(78)
Other	119	87	63
Total other revenues	735	629	531

Other expenses:
Salaries and benefits	855	836	839
Other operating expenses	675	621	609
Insurance policy benefits and claims	189	158	176
Total other expenses	1,719	1,615	1,624

Income before income taxes	840	1,155	1,741

Income taxes	199	283	427

Net income	$641	$872	$1,314

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)	2023	2022	2021

Net income	$641	$872	$1,314

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	49	(229)	(53)
Retirement plan liability adjustments	—	(12)	(1)
Foreign currency translation adjustments	4	(10)	1
Changes in discount rate for insurance claims and policyholder liabilities	3	62	25
Other	(5)	22	11
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(11)	50	12
Retirement plan liability adjustments	—	3	1
Foreign currency translation adjustments	(1)	2	—
Changes in discount rate for insurance claims and policyholder liabilities	—	(14)	(5)
Other	1	(5)	(3)
Other comprehensive income (loss), net of tax, before reclassification adjustments	40	(131)	(12)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	(1)	(1)
Reclassification adjustments included in net income, net of tax	—	(1)	(1)
Other comprehensive income (loss), net of tax	40	(132)	(13)

Comprehensive income	$681	$740	$1,301

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder’s Equity

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 (see Note 3)	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	36	—	—	36
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	40	—	40
Cash dividends	—	—	—	(543)	(543)
Net income	—	—	—	641	641
Balance, December 31, 2023	$5	$1,959	$(87)	$1,303	$3,180

Balance, January 1, 2022	$5	$1,916	$5	$1,078	$3,004
Share-based compensation expense, net of forfeitures	—	31	—	—	31
Withholding tax on shared-based compensation	—	(14)	—	—	(14)
Other comprehensive loss	—	—	(132)	—	(132)
Cash dividends	—	—	—	(757)	(757)
Net income	—	—	—	872	872
Balance, December 31, 2022	$5	$1,933	$(127)	$1,193	$3,004

Balance, January 1, 2021	$5	$1,899	$94	$1,442	$3,440
Net impact of adoption of ASU 2018-12 (see Note 3)	—	—	(76)	—	(76)
Balance, January 1, 2021 (post-adoption)	5	1,899	18	1,442	3,364
Share-based compensation expense, net of forfeitures	—	23	—	—	23
Withholding tax on share-based compensation	—	(6)	—	—	(6)
Other comprehensive loss	—	—	(13)	—	(13)
Cash dividends	—	—	—	(1,678)	(1,678)
Net income	—	—	—	1,314	1,314
Balance, December 31, 2021	$5	$1,916	$5	$1,078	$3,004

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Cash flows from operating activities
Net income	$641	$872	$1,314
Reconciling adjustments:
Provision for finance receivable losses	1,721	1,402	593
Depreciation and amortization	257	262	264
Deferred income tax charge (benefit)	(36)	(64)	78
Net loss on repurchases and repayments of debt	—	27	78
Share-based compensation expense, net of forfeitures	36	31	23
Gain on sales of finance receivables	(52)	(63)	(47)
Other	(4)	2	(8)
Cash flows due to changes in other assets and other liabilities	(44)	(81)	(44)
Net cash provided by operating activities	2,519	2,388	2,251

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(3,557)	(2,775)	(2,514)
Proceeds from sales of finance receivables	641	790	560
Available-for-sale securities purchased	(179)	(530)	(517)
Available-for-sale securities called, sold, and matured	323	463	404
Other securities purchased	(5)	(6)	(708)
Other securities called, sold, and matured	6	14	701
Other, net	(91)	(75)	(69)
Net cash used for investing activities	(2,862)	(2,119)	(2,143)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	4,819	5,618	3,759
Repayments and repurchases of long-term debt	(3,328)	(5,149)	(3,921)
Cash dividends	(544)	(759)	(1,677)
Withholding tax on share-based compensation	(10)	(14)	(6)
Net cash provided by (used for) financing activities	937	(304)	(1,845)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	594	(35)	(1,737)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	951	986	2,723
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,545	$951	$986

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2023	2022	2021

Supplemental cash flow information
Cash and cash equivalents	$1,011	$490	$510
Restricted cash and restricted cash equivalents	534	461	476
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,545	$951	$986

Interest paid	$(968)	$(857)	$(891)
Income taxes paid	(215)	(343)	(403)
Cash paid for amounts included in the measurement of operating lease liabilities	(59)	(58)	(58)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$67	$66	$43

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2023

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2023 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

ACCOUNTING POLICIES

Operating Segment

At December 31, 2023, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

We include the cash flows from finance receivables held for investment in our consolidated statements of cash flows as investing activities, except for collections of interest, which we include as cash flows from operating activities. We may finance certain optional products offered to our customers as part of finance receivables. In such cases, the insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in our consolidated statements of cash flows.

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

For our personal loans, we recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. We resume the accrual of interest on nonaccrual personal loans when the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual. At that time, we also resume accretion of any unamortized premium or discount resulting from a previous purchase premium or discount.

Modified Finance Receivables to Borrowers Experiencing Financial Difficulty

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty, participating in a counseling or settlement arrangement, or are in bankruptcy. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties we classify that receivable as a modified finance receivable. We restructure finance receivables only if we believe the customer has the ability to pay under the restructured terms for the foreseeable future.

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

Accounts that are deemed to be a modified finance receivable are measured for impairment in accordance with our policy for allowance for finance receivable losses.

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

We estimate the allowance for finance receivable losses primarily on historical loss experience using a cumulative loss model applied to our personal loan portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our personal loans are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include loan modification status, collateral mix, and recent credit score.

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

We generally charge-off to the allowance for finance receivable losses on personal loans and credit cards that are beyond seven payments (approximately 180 days) contractually past due. Exceptions include accounts in bankruptcy, which are generally charged off at the earlier of notice of discharge or when the customer becomes seven payments contractually past due, and accounts of deceased borrowers, which are generally charged off at the time of notice. Generally, we start repossession of any titled personal property when the customer becomes two payments (approximately 30 days) contractually past due and may charge-off prior to the account becoming seven payments (approximately 180 days) contractually past due.

We may renew delinquent secured or unsecured personal loan accounts if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the renewed loan. We subject all renewals to the same credit risk underwriting process as we would a new application for credit.

Goodwill

Goodwill represents the amount of purchase price over the fair value of net assets we acquired in connection with business combinations. We test goodwill for potential impairment at least annually as of October 1 of each year and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount.

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

For intangible assets with a finite useful life, we review for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated if the sum of undiscounted estimated future cash flows is less than the carrying value of the respective asset. Impairment is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

For indefinite-lived intangible assets, we review for impairment at least annually and more frequently if events or changes in circumstances indicate the assets are more likely than not to be impaired. We first complete a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If the qualitative assessment indicates that the assets are more likely than not to have been impaired, we proceed with the fair value calculation of the assets. The fair value is determined in accordance with our fair value measurement policy. If the carrying value exceeds the estimated fair value, an impairment loss will be recognized in an amount equal to the difference and the indefinite life classification will be evaluated to determine whether such classification remains appropriate.

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

We may finance certain optional products offered to our customers as part of finance receivables. In such cases, unearned premiums and certain unpaid claim liabilities related to our borrowers are netted and classified as contra-assets in Net finance receivables in our consolidated balance sheets. The insurance premium is included as an operating cash inflow and the financing of the insurance premium is included as part of the finance receivable as an investing cash flow in our consolidated statements of cash flows.

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

If a credit impairment exists, but we do not intend to sell the security and we will likely not be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the impairment is bifurcated as: (i) the estimated amount relating to credit loss; and (ii) the amount relating to non-credit related factors. We recognize the estimated credit loss as an allowance on the balance sheet in investment securities, with a corresponding loss in Other revenues - investment, and the non-credit loss amount in Accumulated other comprehensive income or loss.

For investment securities in which a credit impairment was recorded through an allowance, we record subsequent increases and decreases in the allowance for credit losses as credit loss expense or reversal of credit loss expense in Other revenues -investment. We will not reverse a previously recorded allowance to an amount below zero. We recognize subsequent increases and decreases in the fair value of our available-for-sale securities from non-credit related factors in Accumulated other comprehensive income or loss.

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

Retirement Benefit Plans

We have funded and unfunded noncontributory defined pension plans. We recognize the net pension asset or liability, also referred to herein as the funded status of the benefit plan, in Other assets or Other liabilities in our consolidated balance sheets, depending on the funded status at the end of each reporting period. We recognize the net actuarial gains or losses and prior service cost or credit that arise during the period in Accumulated other comprehensive income or loss.

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

Our valuation process typically requires obtaining data about market transactions and other key valuation model inputs from internal or external sources and, through the use of widely accepted valuation models, provides a single fair value measurement for individual securities or pools of finance receivables. The inputs used in this process include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, bid-ask spreads, currency rates, and other market-observable information as of the measurement date, as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and other issue or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased. We assess the reasonableness of individual security values received from our valuation service providers through various analytical techniques. As part of our internal price reviews, assets that fall outside a price change tolerance are sent to our third-party investment manager for further review. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third-party valuation sources for selected securities.

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

3. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

Insurance

In August of 2018, the FASB issued ASU 2018-12, Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, which provides targeted improvements to Topic 944 for the assumptions used to measure the liability for future policy benefits for nonparticipating traditional and limited-payment contracts; measurement of market risk benefits; amortization of deferred acquisition costs; and enhanced disclosures. The ASU requires the assumptions used to measure the liability for future policy benefits to be updated at least annually. The guidance prescribes the discount rate used to measure the liability to be an upper-medium grade fixed-income instrument yield and updated at each reporting date with changes in the liability due to the discount rate recognized in Accumulated other comprehensive income.

The amendments in this ASU became effective for the Company beginning January 1, 2023 and we adopted using the modified retrospective transition method. This ASU required a transition date of January 1, 2021 and resulted in recasting prior periods.

The effects of the adoption of ASU 2018-12 to our consolidated balance sheets were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

December 31, 2022
Other assets (OMH only)	$1,150	$4	$1,154
Other assets (OMFC only)	1,148	4	1,152
Insurance claims and policyholder liabilities	602	18	620
Accumulated other comprehensive loss	(119)	(8)	(127)
Retained earnings (OMH only)	2,125	(6)	2,119
Retained earnings (OMFC only)	1,199	(6)	1,193

December 31, 2021
Other assets (OMH only)	$1,003	$16	$1,019
Other assets (OMFC only)	1,001	16	1,017
Insurance claims and policyholder liabilities	621	72	693
Accumulated other comprehensive income	61	(56)	5

January 1, 2021
Other assets (OMH and OMFC)	$1,054	$21	$1,075
Insurance claims and policyholder liabilities	621	97	718
Accumulated other comprehensive income	94	(76)	18

The effects of the adoption of ASU 2018-12 to our consolidated statements of operations were as follows:

(dollars in millions, except per share amounts)	As Reported	ASU 2018-12 Adjustment	As Recast

Year Ended December 31, 2022
Insurance policy benefits and claims	$150	$8	$158
Income before income taxes	1,163	(8)	1,155
Income taxes	285	(2)	283
Net income	878	(6)	872
Basic EPS (OMH only)	7.07	(0.05)	7.02
Diluted EPS (OMH only)	7.06	(0.05)	7.01

Year Ended December 31, 2021
Basic EPS (OMH only)	$9.90	$0.01	$9.91
Diluted EPS (OMH only)	9.87	0.01	9.88

The effects of the adoption of ASU 2018-12 to our consolidated statements of comprehensive income were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

Year Ended December 31, 2022
Comprehensive income	$698	$42	$740

Year Ended December 31, 2021
Comprehensive income	$1,281	$20	$1,301

The effects of the adoption of ASU 2018-12 to our consolidated statements of cash flows were as follows:

(dollars in millions)	As Reported	ASU 2018-12 Adjustment	As Recast

Year Ended December 31, 2022
Net income	$878	$(6)	$872
Deferred income tax charge	(62)	(2)	(64)
Cash flows due to changes in other assets and other liabilities (OMH only)	(90)	8	(82)
Cash flows due to changes in other assets and other liabilities (OMFC only)	(89)	8	(81)

As a result of the adoption of ASU 2018-12, our significant accounting policy related to long-duration insurance contracts for policy and claim reserves has changed to reflect the requirements of the new standard. See Note 2 for the updated significant accounting policy as of the transition date of January 1, 2021.

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

As a result of the adoption of ASU 2022-02, several of our significant accounting policies have changed to reflect the requirements of the new standard. See Note 2 for the updated significant accounting policies as of January 1, 2023.

Troubled Debt Restructured Finance Receivables

ASU 2022-02 superseded the accounting for troubled debt restructurings by creditors. As a result of the adoption of this ASU, the accounting for TDR finance receivables is no longer applicable for periods beginning on or after January 1, 2023.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Segment Reporting

In November of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires annual and interim disclosure of significant segment expenses and other segment items. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a retrospective basis to all prior periods presented in the financial statements. We are currently evaluating the impact of the standard on our segment disclosures.

Income Taxes

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information in the rate reconciliation and income taxes paid disclosures. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application allowed. We are currently evaluating the impact of the standard on our income tax disclosures.

We do not believe that any accounting pronouncements issued, but not yet effective, would have a material impact on our consolidated financial statements or disclosures, if adopted.

4. Finance Receivables

Our finance receivables consist of personal loans and credit cards. Personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

December 31, 2023
Gross finance receivables *	$20,721	$322	$21,043
Unearned fees	(236)	—	(236)
Accrued finance charges and fees	333	—	333
Deferred origination costs	201	8	209
Total	$21,019	$330	$21,349

December 31, 2022
Gross finance receivables *	$19,615	$107	$19,722
Unearned fees	(220)	—	(220)
Accrued finance charges and fees	299	—	299
Deferred origination costs	185	—	185
Total	$19,879	$107	$19,986
* Personal loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees.

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2023		2022 (a)
(dollars in millions)	Amount	Percent	Amount	Percent

Personal Loans:
Texas	$2,015	10%	$1,954	10%
Florida	1,609	8	1,446	7
California	1,527	7	1,391	7
Pennsylvania	1,317	6	1,249	6
North Carolina	1,072	5	1,110	6
Ohio	1,006	5	963	5
New York	879	4	749	4
Georgia	843	4	792	4
Illinois	826	4	777	4
Indiana	740	4	726	4
Other	9,185	43	8,722	43
Total personal loans	$21,019	100%	$19,879	100%

Credit Cards:
California	$50	15%	$26	24%
Texas	46	14	15	14
Florida	38	11	8	8
Pennsylvania	18	5	4	4
Ohio	15	5	3	3
Georgia	15	5	3	3
Illinois	15	5	3	3
Other	133	40	45	41
Total credit cards	$330	100%	$107	100%
(a)    December 31, 2022 concentrations of net finance receivables are presented in the order of December 31, 2023 state concentrations.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with remaining terms of less than one year, in which we agreed to sell a total of $60 million gross receivables per quarter of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues - other in our consolidated statements of operations. We sold $585 million and $720 million of gross finance receivables during the years ended December 31, 2023 and 2022, respectively. The gain on the sales were $52 million and $63 million during the years ended December 31, 2023 and 2022, respectively.

Subsequent to year-end, we entered into a whole loan sale flow agreement with a third party, with a term of less than two years, in which we agreed to sell $600 million of gross receivables of newly originated unsecured personal loans along with any associated accrued interest.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When personal loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. We consider our personal loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $146 million and $126 million during the years ended December 31, 2023 and 2022, respectively.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans totaled $18 million and $16 million during the years ended December 31, 2023, and 2022, respectively. All personal loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed totaled $11 million during the year ended December 31, 2023, and were immaterial during the year ended December 31, 2022.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$10,239	$5,730	$2,488	$778	$376	$114	$19,725
30-59 days past due	117	159	90	27	16	7	416
60-89 days past due	76	107	59	17	10	4	273
Total performing	10,432	5,996	2,637	822	402	125	20,414
Nonperforming (Nonaccrual)
90+ days past due	128	264	144	40	21	8	605
Total	$10,560	$6,260	$2,781	$862	$423	$133	$21,019

Gross charge-offs	$65	$749	$630	$183	$101	$40	$1,768

(dollars in millions)	2022	2021	2020	2019	2018	Prior	Total

December 31, 2022
Performing
Current	$10,614	$4,927	$1,758	$1,081	$240	$105	$18,725
30-59 days past due	136	136	43	28	9	5	357
60-89 days past due	92	101	32	19	6	3	253
Total performing	10,842	5,164	1,833	1,128	255	113	19,335
Nonperforming (Nonaccrual)
90+ days past due	160	246	74	44	13	7	544
Total	$11,002	$5,410	$1,907	$1,172	$268	$120	$19,879

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)
December 31,	2023	2022

Current	$297	$93
30-59 days past due	9	3
60-89 days past due	7	3
90+ days past due	17	8
Total	$330	$107

There were no credit cards that were converted to term loans at December 31, 2023 or December 31, 2022.

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

The period-end carrying value of finance receivables modified during the period were as follows:

(dollars in millions)	Year Ended December 31, 2023

Interest rate reduction and term extension	$457
Interest rate reduction and principal forgiveness	331
Total modifications to borrowers experiencing financial difficulties	$788

Modifications as a percent of net finance receivables - personal loans	3.75%

The financial effect of modifications made during the period were as follows:

(dollars in millions)	Year Ended December 31, 2023

Weighted-average interest rate reduction	19.48%
Weighted-average term extension (months)	25
Principal/interest forgiveness	$44

The performance of modified finance receivables by delinquency status was as follows:

(dollars in millions)	December 31, 2023

Current	$575
30-59 days past due	64
60-89 days past due	48
90+ days past due	101
Total*	$788
* Excludes $89 million of modified finance receivables that subsequently charged off.

The period-end carrying value of modified finance receivables for which there was a default during the period to cause the modified finance receivable to be considered nonperforming (90 days or more contractually past due) were as follows:

(dollars in millions)	Year Ended December 31, 2023

Interest rate reduction and term extension	$56
Interest rate reduction and principal forgiveness	20
Total	$76

See Notes 3 and 5 for additional information on the adoption of ASU 2022-02.

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

There were no credit cards classified as TDR finance receivables at December 31, 2022.

Information regarding the new volume of the TDR finance receivables were as follows:

(dollars in millions)
December 31,	2022	2021

Pre-modification TDR net finance receivables	$738	$453
Post-modification TDR net finance receivables:
Rate reduction	465	310
Other *	273	143
Total post-modification TDR net finance receivables	$738	$453
Number of TDR accounts	88,901	55,229
*    “Other” modifications primarily consist of loans with both rate reductions and the potential of principal forgiveness contingent on future payment performance by the borrower under the modified terms.

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more contractually past due) are reflected in the following table:

(dollars in millions)
December 31,	2022	2021

TDR net finance receivables *	$136	$117
Number of TDR accounts	17,297	16,046
* Represents the corresponding balance of TDR net finance receivables at the end of the month in which they defaulted.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $223 million at December 31, 2023 and $81 million at December 31, 2022.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At December 31, 2023, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the year ended December 31, 2023 was primarily due to the weakened macroeconomic environment and growth in our loan portfolio. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Personal Loans	Credit Cards	Total

Year Ended December 31, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 *	(16)	—	(16)
Provision for finance receivable losses	1,651	70	1,721
Charge-offs	(1,768)	(27)	(1,795)
Recoveries	258	1	259
Balance at end of period	$2,415	$65	$2,480

Year Ended December 31, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	1,379	23	1,402
Charge-offs	(1,431)	(7)	(1,438)
Recoveries	252	—	252
Balance at end of period	$2,290	$21	$2,311

Year Ended December 31, 2021
Balance at beginning of period	$2,269	$—	$2,269
Provision for finance receivable losses	588	5	593
Charge-offs	(989)	—	(989)
Recoveries	222	—	222
Balance at end of period	$2,090	$5	$2,095
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

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2023*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$18	$—	$(1)	$17
Obligations of states, municipalities, and political subdivisions	72	—	(6)	66
Commercial paper	14	—	—	14
Non-U.S. government and government sponsored entities	172	1	(6)	167
Corporate debt	1,160	4	(79)	1,085
Mortgage-backed, asset-backed, and collateralized:
RMBS	202	—	(22)	180
CMBS	36	—	(3)	33
CDO/ABS	91	—	(6)	85
Total	$1,765	$5	$(123)	$1,647

December 31, 2022*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$17	$—	$(1)	$16
Obligations of states, municipalities, and political subdivisions	74	—	(8)	66
Commercial paper	55	—	—	55
Non-U.S. government and government sponsored entities	150	—	(8)	142
Corporate debt	1,251	1	(115)	1,137
Mortgage-backed, asset-backed, and collateralized:
RMBS	217	—	(25)	192
CMBS	38	—	(3)	35
CDO/ABS	95	—	(9)	86
Total	$1,897	$1	$(169)	$1,729
*    The allowance for credit losses related to our investment securities as of December 31, 2023 and 2022 was immaterial.

Interest receivables reported in Other assets in our consolidated balance sheets totaled $14 million as of December 31, 2023 and 2022. There were no material amounts reversed from investment revenue for available-for-sale securities for the years ended December 31, 2023 and 2022.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2023
U.S. government and government sponsored entities	$1	$—	$11	$(1)	$12	$(1)
Obligations of states, municipalities, and political subdivisions	2	—	62	(6)	64	(6)
Commercial paper	14	—	—	—	14	—
Non-U.S. government and government sponsored entities	22	—	97	(6)	119	(6)
Corporate debt	15	—	925	(79)	940	(79)
Mortgage-backed, asset-backed, and collateralized:
RMBS	5	—	152	(22)	157	(22)
CMBS	2	—	32	(3)	34	(3)
CDO/ABS	1	—	62	(6)	63	(6)
Total	$62	$—	$1,341	$(123)	$1,403	$(123)

December 31, 2022
U.S. government and government sponsored entities	$10	$—	$6	$(1)	$16	$(1)
Obligations of states, municipalities, and political subdivisions	48	(5)	15	(3)	63	(8)
Commercial paper	51	—	—	—	51	—
Non-U.S. government and government sponsored entities	104	(3)	32	(5)	136	(8)
Corporate debt	779	(54)	299	(61)	1,078	(115)
Mortgage-backed, asset-backed, and collateralized:
RMBS	106	(9)	68	(16)	174	(25)
CMBS	21	(2)	13	(1)	34	(3)
CDO/ABS	45	(3)	35	(6)	80	(9)
Total	$1,164	$(76)	$468	$(93)	$1,632	$(169)
*    Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, were not quantified in the table above.

On a lot basis, we had 1,984 and 2,280 investment securities in an unrealized loss position at December 31, 2023 and December 31, 2022, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of December 31, 2023, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of December 31, 2023, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the years ended December 31, 2023 and 2022, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the years ended December 31, 2023 and 2022.

The proceeds of available-for-sale securities sold or redeemed totaled $90 million, $278 million and $250 million during 2023, 2022, and 2021, respectively. The net realized gains and losses were immaterial during 2023, 2022, and 2021.

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2023 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$160	$161
Due after 1 year through 5 years	572	593
Due after 5 years through 10 years	499	548
Due after 10 years	118	134
Mortgage-backed, asset-backed, and collateralized securities	298	329
Total	$1,647	$1,765

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $524 million and $532 million at December 31, 2023 and December 31, 2022, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	December 31, 2023	December 31, 2022

Fixed maturity other securities:
Bonds	$22	$23
Preferred stock	16	15
Common stock	34	33
Total	$72	$71

Net unrealized gains on other securities held were immaterial for the year ended December 31, 2023. Net unrealized losses on other securities held were $9 million and immaterial for the years ended December 31, 2022 and 2021, respectively. Net realized gains and losses on other securities sold or redeemed were immaterial for the years ended December 31, 2023, 2022, and 2021.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment.

7. Goodwill and Other Intangible Assets

GOODWILL

The carrying amount of goodwill totaled $1.4 billion at December 31, 2023 and 2022. We did not record any impairments to goodwill during 2023, 2022 and 2021.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2023
Trade names	$220	$—	$220
Licenses	25	—	25
VOBA	105	(91)	14
Other	1	—	1
Total	$351	$(91)	$260

December 31, 2022
Trade names	$220	$—	$220
Licenses	25	—	25
VOBA	105	(90)	15
Other	1	—	1
Total	$351	$(90)	$261
Amortization expense was immaterial in 2023, and $13 million and $32 million in 2022 and 2021, respectively. The estimated aggregate amortization of other intangible assets for each of the next five years is immaterial.

8. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2023		December 31, 2022
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$19,641	$19,273	$18,109	$16,782
Junior subordinated debt	172	184	172	187
Total	$19,813	$19,457	$18,281	$16,969

Weighted average effective interest rates on long-term debt by type were as follows:

	Years Ended December 31,			At December 31,
	2023	2022	2021	2023	2022

Senior debt	5.26%	4.97%	5.38%	5.47%	5.06%
Junior subordinated debt	14.53	7.42	4.02	15.12	11.91
Total	5.34	4.99	5.37	5.55	5.12

Principal maturities of long-term debt by type of debt at December 31, 2023 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-7.52%	6.45%	7.08%	3.50%-9.00%	7.41%

2024	$—	$—	$—	$—	$—	$—
2025	—	—	—	1,249	—	1,249
2026	—	—	—	1,600	—	1,600
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029-2067	—	—	—	3,182	350	3,532
Secured (c)	11,275	350	1	—	—	11,626
Total principal maturities	$11,275	$350	$1	$8,131	$350	$20,107

Total carrying amount	$11,228	$350	$1	$8,062	$172	$19,813
Debt issuance costs (d)	(43)	—	—	(64)	—	(107)
(a)    Pursuant to the Base Indenture, the Supplemental Indentures and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b)    The interest rates shown are the range of contractual rates in effect at December 31, 2023.
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
(d)    Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities and unsecured corporate revolver, which totaled $34 million at December 31, 2023 and are reported in Other assets in our consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

During the fourth quarter of 2023, OMFC increased the total maximum borrowing capacity of our unsecured corporate revolver to $1.3 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At December 31, 2023, no amounts were drawn under this facility.

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

With the exception of OMFC’s junior subordinated debenture and unsecured corporate revolver, none of our debt agreements require OMFC or any of its subsidiaries to meet or maintain any specific financial targets or ratios. However, certain events, including non-payment of principal or interest, bankruptcy or insolvency, or a breach of a covenant or a representation or warranty, may constitute an event of default and trigger an acceleration of payments. In some cases, an event of default or acceleration of payments under one debt agreement may constitute a cross-default under other debt agreements resulting in an acceleration of payments under the other agreements.

As of December 31, 2023, OMFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, OMFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by OMFC. OMFC can redeem the Junior Subordinated Debenture at par. On December 30, 2013, OMH entered into a guaranty agreement whereby it agreed to fully and unconditionally guarantee, on a junior subordinated basis, the payment of principal, premium (if any), and interest on the Junior Subordinated Debenture. Prior to June 30, 2023, the interest rate on the remaining principal balance of the Junior Subordinated Debenture consisted of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%. ICE Benchmark Administration and the Financial Conduct Authority announced that the publication of the most commonly used USD LIBOR settings has ceased to be provided after June 30, 2023. Effective in July 2023 the debenture transitioned from a LIBOR-based interest rate to a SOFR-based interest rate in accordance with the statutory framework provided by the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, and the rules adopted in December 2022 by the Board of Governors of the Federal Reserve System. The replacement rate is 3-month CME Term SOFR plus a spread adjustment of 0.26% plus 1.75%, or 7.41% as of December 31, 2023.

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

Based upon OMFC’s financial results for the year ended December 31, 2023, a mandatory trigger event did not occur with respect to the interest payment due in January of 2024, as OMFC was in compliance with both required ratios discussed above.

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

We parenthetically disclose on our consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our personal loan securitization trusts, private secured term funding, and revolving conduit facilities were as follows:

(dollars in millions)
December 31,	2023	2022

Assets
Cash and cash equivalents	$2	$2
Net finance receivables	12,780	10,432
Allowance for finance receivable losses	1,428	1,126
Restricted cash and restricted cash equivalents	523	442
Other assets	32	28

Liabilities
Long-term debt	$11,579	$9,361
Other liabilities	27	20

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $483 million in 2023, $305 million in 2022, and $293 million in 2021.

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

PRIVATE SECURED TERM FUNDING

At December 31, 2023, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our personal loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 16 revolving conduit facilities with a total maximum borrowing capacity of $6.4 billion as of December 31, 2023. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to nine years as of December 31, 2023. Amounts drawn on these facilities are collateralized by our personal loans.

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

INSURANCE RESERVES

Components of our insurance reserves were as follows:

(dollars in millions)
December 31,	2023	2022

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$681	$672
Claim reserves	90	77
Subtotal (a)	771	749
Payable to third-party beneficiaries (b)	270	250
Non-finance receivable related (b)	345	370
Total	$1,386	$1,369
(a) Reported in Unearned insurance premium and claim reserves in our consolidated balance sheets.
(b) Reported in Insurance claims and policyholder liabilities in our consolidated balance sheets. The 2022 balances have been recast as a result of the modified retrospective adoption of ASU 2018-12. See Note 3 for additional information on the adoption of ASU 2018-12.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $303 million and $324 million at December 31, 2023 and 2022, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $57 million and $60 million at December 31, 2023 and 2022, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables):

(dollars in millions)
At or for the Years Ended December 31,	2023	2022 (a)	2021 (a)

Balance at beginning of period	$93	$102	$135
Less reinsurance recoverables	(3)	(3)	(3)
Net balance at beginning of period	90	99	132
Additions for losses and loss adjustment expenses incurred to:
Current year	173	144	165
Prior years (b)	(2)	(12)	(19)
Total	171	132	146
Reductions for losses and loss adjustment expenses paid related to:
Current year	(99)	(84)	(101)
Prior years	(57)	(58)	(78)
Total	(156)	(142)	(179)
Foreign currency translation adjustment	—	1	—
Net balance at end of period	105	90	99
Plus reinsurance recoverables	3	3	3
Balance at end of period	$108	$93	$102
(a)    As a result of the modified retrospective adoption of ASU 2018-12, we have recorded a $13 million reduction to the 2021 beginning balance, and the previously reported balances were recast to exclude reserves for unpaid claims on our long-duration contracts. These reserves have been included in our estimate of the liability for future policy benefits as of the transition date of January 1, 2021. See Note 3 for additional information on the adoption of ASU 2018-12.
(b)    At December 31, 2023, $2 million reflected a redundancy in the prior years’ net reserves, primarily due to net favorable developments of credit disability claims during the period. At December 31, 2022, $12 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit life and credit disability claims during the period. At December 31, 2021, $19 million reflected a redundancy in the prior years’ net reserves, primarily due to favorable development of credit disability and unemployment claims during the period.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2023, were as follows:

	Years Ended December 31,					At December 31, 2023
(dollars in millions)	2019 (a)	2020 (a)	2021 (a)	2022 (a)	2023	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2019	$152	$146	$145	$143	$143	$—	45,514	2.0%
2020		224	206	205	205	3	68,897	3.1%
2021	—	—	161	156	155	8	38,154	1.8%
2022	—	—	—	140	139	18	34,077	1.5%
2023	—	—	—	—	170	73	33,567	1.5%
Total					$812
(a) Unaudited.
(b) Includes expected development on reported claims.
(c) Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2023, were as follows:

	Years Ended December 31,
(dollars in millions)	2019 *	2020 *	2021 *	2022 *	2023
Credit Insurance
Accident Year
2019	$86	$125	$135	$141	$143
2020	—	127	185	196	202
2021	—	—	99	137	147
2022	—	—	—	82	121
2023	—	—	—	—	97
Total					$710

All outstanding liabilities before 2019, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$102
* Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2023

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$102
Other short-duration insurance lines	3
Total	105

Insurance lines other than short-duration	3
Total gross liability for unpaid claims and claim adjustment expense	$108

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure.

There have been no significant changes in methodologies or assumptions during 2023.

Our average annual percentage payout of incurred claims by age, net of reinsurance, as of December 31, 2023, were as follows:

Years	1	2	3	4	5
Credit insurance*	60.6%	26.9%	6.2%	3.3%	1.5%
* Unaudited.

LIABILITY FOR FUTURE POLICY BENEFITS

The present value of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$252	$48	$313	$69
Effect of cumulative changes in discount rate assumptions (beginning of period)	(8)	—	(53)	(10)
Beginning balance at original discount rate	244	48	260	59
Effect of changes in cash flow assumptions	(2)	(1)	—	—
Effect of actual variances from expected experience	(11)	(1)	17	(6)
Adjusted balance at beginning of period	231	46	277	53
Interest accretion	13	2	14	3
Net premiums collected	(32)	(7)	(47)	(8)
Ending balance at original discount rate	212	41	244	48
Effect of changes in discount rate assumptions	5	—	8	—
Balance at ending of period	$217	$41	$252	$48

The present value of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$483	$126	$601	$165
Effect of cumulative changes in discount rate assumptions (beginning of period)	(17)	(1)	(109)	(27)
Beginning balance at original discount rate	466	125	492	138
Effect of changes in cash flow assumptions	(4)	(1)	—	—
Effect of actual variances from expected experience	(14)	—	5	(7)
Adjusted balance at beginning of period	448	124	497	131
Net issuances	3	1	3	—
Interest accretion	25	6	26	7
Benefit payments	(53)	(18)	(60)	(13)
Ending balance at original discount rate	423	113	466	125
Effect of changes in discount rate assumptions	12	—	17	1
Balance at ending of period	$435	$113	$483	$126

The net liability for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$218	$72	$231	$78
Deferred profit liability	14	51	16	57
Total net liability for future policy benefits	$232	$123	$247	$135

The weighted-average duration of the liability for future policy benefits was 8 years at December 31, 2023 and 2022.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the consolidated balance sheets:

	At or for the Years Ended December 31,
(dollars in millions)	2023	2022
Term and whole life	$232	$247
Accidental death and disability protection	123	135
Other*	260	238
Total	$615	$620
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$430	$146	$472	$164
Discounted	311	106	345	119
Expected future benefit payments:
Undiscounted	607	166	674	183
Discounted	435	113	483	126

The revenue and interest accretion related to our long-duration insurance contracts recognized in the consolidated statements of operations were as follows:

	At or for the Years Ended December 31,
	2023		2022		2021
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$57	$19	$62	$20	$69	$23

Interest accretion	$12	$4	$12	$4	$13	$4

The expected and actual experience for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Years Ended December 31,
	2023		2022
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.38%	0.01%	0.39%	0.01%
Actual	0.32%	0.01%	0.36%	0.01%
Lapses:
Expected	2.94%	1.94%	2.35%	1.93%
Actual	2.39%	2.12%	2.05%	2.92%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2023		2022
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.28%	4.87%	5.26%	4.86%
Current discount rate	4.98%	4.98%	4.83%	4.80%

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

Statutory net income for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Property and casualty:
Triton	$46	$58	$66

Life and health:
AHL	$100	$98	$79

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2023	2022

Property and casualty:
Triton	$180	$210

Life and health:
AHL	$279	$387

Our insurance companies are also subject to risk-based capital requirements adopted by the Texas DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2023 and 2022, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

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

Ordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Triton	$58	$50	$—
AHL	$98	$—	$50

Extraordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Triton	$23	$—	$—
AHL	$107	$—	$—

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

Par value and shares authorized at December 31, 2023 were as follows:

	OMH		OMFC
	Preferred Stock *	Common Stock	Special Stock *	Common Stock

Par value	$0.01	$0.01	$—	$0.50
Shares authorized	300,000,000	2,000,000,000	25,000,000	25,000,000
* No shares of OMH preferred stock or OMFC special stock were issued and outstanding at December 31, 2023 or 2022.

Changes in OMH shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2023	2022	2021

Balance at beginning of period	121,042,125	127,809,640	134,341,724
Common shares issued	285,480	333,038	180,839
Common shares repurchased	(1,651,717)	(7,181,023)	(6,712,923)
Treasury stock issued	81,389	80,470	—
Balance at end of period	119,757,277	121,042,125	127,809,640

OMFC shares issued and outstanding were as follows:

	Special Stock		Common Stock
	2023	2022	2023	2022

Shares issued and outstanding	—	—	10,160,021	10,160,021

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2023	2022	2021

Numerator (basic and diluted):
Net income	$641	$872	$1,314
Denominator:
Weighted average number of shares outstanding (basic)	120,382,227	124,178,643	132,653,889
Effect of dilutive securities *	247,363	238,631	400,605
Weighted average number of shares outstanding (diluted)	120,629,590	124,417,274	133,054,494
Earnings per share:
Basic	$5.33	$7.02	$9.91
Diluted	$5.32	$7.01	$9.88
* We have excluded weighted-average unvested restricted stock units totaling 1,048,970, 1,335,442, and 421,511 for 2023, 2022, and 2021, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in discount rate for insurance claims and policyholder liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	38	—	3	3	(4)	40
Balance at end of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)

Year Ended December 31, 2022
Balance at beginning of period	$49	$1	$3	$(56)	$8	$5
Other comprehensive income (loss) before reclassifications	(179)	(9)	(8)	48	17	(131)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	—	(1)
Balance at end of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)

Year Ended December 31, 2021
Balance at beginning of period	$91	$1	$2	$—	$—	$94
Impact of adoption of ASU 2018-12	—	—	—	(76)	—	(76)
Adjusted beginning balance	91	1	2	(76)	—	18
Other comprehensive income (loss) before reclassifications	(41)	—	1	20	8	(12)
Reclassification adjustments from accumulated other comprehensive income	(1)	—	—	—	—	(1)
Balance at end of period	$49	$1	$3	$(56)	$8	$5
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the years ended December 31, 2023, 2022 and 2021.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the years ended December 31, 2023, 2022, and 2021.

13. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries file a consolidated life/non-life federal tax return with the IRS. Income taxes from the consolidated federal and state tax returns are allocated to our eligible subsidiaries under a tax sharing agreement with OMH.

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2023, the Company had no undistributed foreign earnings.

Components of income before income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Income before income tax expense - U.S. operations	$817	$1,134	$1,722
Income before income tax expense - foreign operations	23	21	19
Total	$840	$1,155	$1,741

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Current:
Federal	$194	$288	$298
Foreign	4	4	1
State	37	55	50
Total current	235	347	349

Deferred:
Federal	(25)	(53)	55
State	(11)	(11)	23
Total deferred	(36)	(64)	78
Total	$199	$283	$427

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands.

OMH's and OMFC’s reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2023	2022	2021

Statutory federal income tax rate	21.00%	21.00%	21.00%

State income taxes, net of federal	2.56	2.93	3.27
Change in valuation allowance	0.93	0.18	0.24
Nondeductible compensation	0.30	0.48	0.50
Other, net	(1.19)	(0.06)	(0.45)
Effective income tax rate	23.60%	24.53%	24.56%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Balance at beginning of year	$6	$8	$10
Increases in tax positions for current years	6	—	2
Lapse in statute of limitations	(1)	(3)	(2)
Increases in tax positions for prior years	—	1	2
Settlements with tax authorities	—	—	(4)
Balance at end of year	$11	$6	$8

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest and penalties related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

We are under examination by various states for the years 2017 to 2022. Management believes it has adequately provided for taxes for such years.

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2023	2022

Deferred tax assets:
Allowance for loan losses	$614	$573
Net operating losses and tax credits	46	35
Capitalized research and experimental costs	34	29
Insurance reserves	27	28
Pension/employee benefits	27	24
Fair value of equity and securities investments	19	29
Other	40	28
Total	807	746

Deferred tax liabilities:
Goodwill	188	166
Debt fair value adjustment	42	42
Deferred loan fees	27	25
Fixed assets	14	16
Other	22	11
Total	293	260

Net deferred tax assets before valuation allowance	514	486
Valuation allowance	(37)	(30)
Net deferred tax assets	$477	$456

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets.

At December 31, 2023, we had state net operating loss carryforwards of $601 million compared to $480 million at December 31, 2022. The state net operating loss carryforwards mostly expire between 2034 and 2044, except for some states which conform to the federal rules for indefinite carryforward. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit, of $27 million and $24 million at December 31, 2023 and 2022, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

14. Leases and Contingencies

LEASES

Our operating leases primarily consist of leased office space, automobiles, and information technology equipment and have remaining lease terms of one to nine years.

Our operating right-of-use asset and liability balances were $165 million and $173 million, respectively, at December 31, 2023 and $152 million and $161 million, respectively, at December 31, 2022.

At December 31, 2023, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2024	$64
2025	53
2026	39
2027	25
2028	10
2029	3
Thereafter	1
Total lease payments	195
Imputed interest	(22)
Total	$173

Weighted Average Remaining Lease Term	3.64
Weighted Average Discount Rate	4.07%

Operating lease cost and variable lease cost, which are recorded in Other operating expenses in our consolidated statements of operations, were as follows:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Operating lease cost	$63	$58	$60
Variable lease cost	15	14	15
Total	$78	$72	$75

Our sublease income was immaterial for the years ended December 31, 2023, 2022, and 2021.

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

DEFINED CONTRIBUTION PLANS

OneMain 401(k) Plan

The OneMain 401(k) Plan (the “401(k) Plan”) provided for a 100% Company matching on the first 4% of the salary reduction contributions of the U.S. employees for 2023, 2022, and 2021. The salaries and benefits expense associated with this plan was $19 million in 2023, $19 million in 2022, and $17 million in 2021.

In addition, the Company may make a discretionary profit sharing contribution to the 401(k) Plan. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In no event, however, will the discretionary profit sharing contribution exceed 4% of annual pay. The Company did not make any discretionary profit sharing contributions to the 401(k) Plan in 2023, 2022, or 2021.

OneMain Nonqualified Deferred Compensation Plan

The OneMain Holdings, Inc. Nonqualified Deferred Compensation Plan (the “NQDC Plan”) was approved by the committee of the Board which oversees OMH’s compensation programs (the “Compensation Committee”) in October 2021 and provides certain eligible employees with the option to defer receipt of some or all of their annual cash incentives and some of their base salaries earned on or after January 1, 2022. Employer contributions are not permitted under the NQDC Plan and employee contributions will be fully vested at all times. Distributions of participant accounts will be made following a participant’s separation of service, death, disability, unforeseeable emergency or as of a future payment date specified by the participant. The NQDC Plan assets and related obligation was immaterial as of December 31, 2023.

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

(dollars in millions)
At or for the Years Ended December 31,	2023	2022	2021

Projected benefit obligation, beginning of period	$275	$374	$401
Interest cost	13	8	7
Actuarial loss (gain) (a)	5	(91)	(18)
Benefits paid:
Plan assets	(16)	(16)	(16)
Projected benefit obligation, end of period (b)	277	275	374

Fair value of plan assets, beginning of period	278	383	405
Actual return on plan assets, net of expenses	20	(90)	(7)
Company contributions	1	1	1
Benefits paid:
Plan assets	(16)	(16)	(16)
Fair value of plan assets, end of period (b)	283	278	383
Funded status, end of period	$6	$3	$9

Net plan assets recognized in our consolidated balance sheets (b)	$6	$3	$9

Pretax net gain (loss) recognized in accumulated other comprehensive income (loss)	$(9)	$(10)	$2
(a)    For the years ended December 31, 2023, 2022, and 2021, the actuarial gains or losses were primarily due to year-over-year fluctuations in discount rates used to calculate the present value of benefit obligations for the defined benefit plans. Adoption of updated mortality assumptions had additional impacts on calculation of gains or losses.
(b)    Includes one overfunded benefit plan with net plan assets recognized in Other assets in our consolidated balance sheets of $17 million, $14 million, and $22 million at December 31, 2023, 2022, and 2021, respectively, and three underfunded benefit plans with net projected benefit obligations recognized in Other liabilities in our consolidated balance sheets of $11 million, $11 million, and $13 million at December 31, 2023, 2022, and 2021, respectively.

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)
Years Ended December 31,	2023	2022	2021

Components of net periodic benefit cost:
Interest cost	$13	$8	$7
Expected return on assets	(15)	(13)	(12)
Net periodic benefit cost	(2)	(5)	(5)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial loss	—	12	1
Total recognized in other comprehensive income	—	12	1

Total recognized in net periodic benefit cost and other comprehensive income	$(2)	$7	$(4)

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

December 31,	2023	2022

Projected benefit obligation:
Discount rate	4.76%	4.96%

Net periodic benefit costs:
Discount rate	4.96%	2.67%
Expected long-term rate of return on plan assets	5.54%	3.54%

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted FTSE Pension Discount Curve at December 31, 2023 and 2022, and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

At December 31, 2023, the actual asset allocation for the primary asset classes was 95% in fixed income securities and 5% in equity securities. The 2024 target asset allocation for the primary asset classes is 96% in fixed income securities and 4% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 5.5% for the Springleaf Retirement Plan and 6.75% for the CommoLoCo Retirement Plan for 2023. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term, and thus, not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

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

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2023 are as follows:

(dollars in millions)	Expected Future Benefit Payments

2024	$18
2025	17
2026	18
2027	18
2028	18
2029-2033	91

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

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2023
Assets:
Cash and cash equivalents	$1	$—	$—	$1
Equity securities:
U.S. (a)	1	—	—	1
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	10	186	—	196
U.S. high yield (d)	—	3	—	3
Total	$13	$189	$—	$202
Investments measured at NAV (e)				81
Total investments at fair value				$283

December 31, 2022
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	1	—	—	1
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	16	192	—	208
U.S. high yield (d)	—	3	—	3
Total	$21	$195	$—	$216
Investments measured at NAV (e)				62
Total investments at fair value				$278
(a)    Includes mutual funds that track common market indexes such as the S&P 500, as well as other indexes comprised of investments in small and large cap companies.
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

16. Share-Based Compensation

ONEMAIN HOLDINGS, INC. AMENDED 2013 OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (the “Omnibus Plan”). As of December 31, 2023, 11,422,479 shares of common stock were reserved for issuance under the Omnibus Plan. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs, restricted stock awards, stock appreciation rights, and other stock-based awards and cash awards.

Total share-based compensation expense, net of forfeitures, for all equity-based awards totaled $34 million, $29 million, and $22 million during 2023, 2022, and 2021, respectively. The total income tax benefit recognized for stock-based compensation was $9 million, $7 million, and $6 million in 2023, 2022, and 2021, respectively. As of December 31, 2023, there was total unrecognized compensation expense of $38 million related to unvested stock-based awards that are expected to be recognized over a weighted average period of approximately two years.

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

Expense for service-based awards is amortized on a straight-line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2023, 2022, and 2021, was $42.09, $50.43, and $55.39, respectively. The total fair value of service-based awards that vested during 2023, 2022, and 2021 was $21 million, $18 million, and $12 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2023	740,415	$51.43
Granted	676,288	42.09
Vested	(436,822)	48.92
Forfeited	(9,785)	45.79
Unvested at December 31, 2023	970,096	46.10	1.70

Performance-based Awards

During 2023, 2022 and 2021, OMH awarded certain executives performance-based awards that may be earned based on the financial performance of OMH or the market performance of OMH’s common stock. These awards are subject to the achievement of performance goals during either a cumulative three-year period or up to a seven-year period. The awards are considered earned after the attainment of the performance goal, which can occur during or after the performance period when results have been evaluated and approved by the Compensation Committee, and vest according to their certain terms and conditions.

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

The weighted average grant date fair value of performance-based awards issued in 2023, 2022, and 2021 was $44.69, $50.34, and $40.62, respectively. The total fair value of performance-based awards that vested was immaterial during 2023, 2022, and 2021.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2023	917,746	$41.77
Granted	270,921	44.69
Vested	(81,728)	42.59
Forfeited	(51,960)	42.04
Unvested at December 31, 2023	1,054,979	42.44	1.69

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

No vesting conditions were satisfied during 2023 or 2022 related to these awards. During 2021, the vesting conditions related to a portion of the cash-settled stock-based awards were satisfied and we recognized $54 million in salaries and benefits expense. For the remaining unvested awards, the fair value was estimated using an option-pricing model on the date the required event-based performance condition was satisfied. The unvested cash-settled stock-based awards are liability-classified and expense is recognized over the requisite service period, which is the period of time the remaining vesting conditions are expected to be satisfied. Additional salaries and benefits expense related to unvested cash-settled stock-based awards was immaterial during 2023, 2022 and 2021.

Employee Stock Purchase Plan

The OneMain Employee Stock Purchase Plan (“ESP Plan”) provides certain eligible employees the opportunity to purchase shares of common stock at a discount. The ESP Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and as such is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Board and stockholders of OMH approved and authorized 1,000,000 shares for issuance under the ESP Plan and became effective January 1, 2022. The Company issued 81,389 shares and 80,470 shares of treasury stock associated with the ESP Plan in 2023 and 2022, respectively. The Company’s expense associated with the ESP Plan is recorded in Salaries and benefits on our consolidated statements of operations and was immaterial during 2023 and 2022.

17. Segment Information

At December 31, 2023, 2022, and 2021, Consumer and Insurance (“C&I”) was our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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
•Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis leveraging historical TDR finance receivables;
•Other revenues - reestablishes the historical cost basis of mark-to-market adjustments on finance receivables held for sale and on realized gains/losses associated with our investment portfolio;
•Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets, including amortization of other historical deferred costs and the amortization of purchased software assets on a historical cost basis; and
•Assets - revalues assets based on their fair values at the effective date of the acquisition. Assets were adjusted to present the impacts of deferred taxes associated with the acquisition on a net basis at December 31, 2023.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2023
Interest income	$4,559	$4	$1	$4,564
Interest expense	1,015	2	2	1,019
Provision for finance receivable losses	1,721	—	—	1,721
Net interest income after provision for finance receivable losses	1,823	2	(1)	1,824
Other revenues	727	8	—	735
Other expenses	1,705	16	(2)	1,719
Income (loss) before income tax expense (benefit)	$845	$(6)	$1	$840

Assets	$23,056	$20	$1,218	$24,294

At or for the Year Ended December 31, 2022
Interest income	$4,429	$5	$1	$4,435
Interest expense	886	3	3	892
Provision for finance receivable losses	1,399	—	3	1,402
Net interest income after provision for finance receivable losses	2,144	2	(5)	2,141
Other revenues	618	12	(1)	629
Other expenses	1,593	14	8	1,615
Income (loss) before income tax expense (benefit)	$1,169	$—	$(14)	$1,155

Assets	$20,491	$35	$2,011	$22,537

At or for the Year Ended December 31, 2021
Interest income	$4,355	$5	$4	$4,364
Interest expense	930	3	4	937
Provision for finance receivables losses	587	—	6	593
Net interest income after provision for finance receivable losses	2,838	2	(6)	2,834
Other revenues	527	12	(8)	531
Other expenses	1,577	21	26	1,624
Income (loss) before income tax expense (benefit)	$1,788	$(7)	$(40)	$1,741

Assets	$20,035	$40	$2,020	$22,095

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2023
Assets
Cash and cash equivalents	$1,014	$—	$—	$1,014	$1,014
Investment securities	54	1,662	3	1,719	1,719
Net finance receivables, less allowance for finance receivable losses	—	—	20,490	20,490	18,869
Restricted cash and restricted cash equivalents	534	—	—	534	534
Other assets *	—	—	40	40	29

Liabilities
Long-term debt	$—	$19,457	$—	$19,457	$19,813

December 31, 2022
Assets
Cash and cash equivalents	$481	$17	$—	$498	$498
Investment securities	51	1,744	5	1,800	1,800
Net finance receivables, less allowance for finance receivable losses	—	—	19,272	19,272	17,675
Restricted cash and restricted cash equivalents	450	11	—	461	461
Other assets *	—	—	43	43	35

Liabilities
Long-term debt	$—	$16,969	$—	$16,969	$18,281
*Other assets at December 31, 2023 and 2022 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2023
Assets
Cash equivalents in mutual funds	$97	$—	$—	$97
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	14	—	14
Non-U.S. government and government sponsored entities	—	167	—	167
Corporate debt	6	1,078	1	1,085
RMBS	—	180	—	180
CMBS	—	33	—	33
CDO/ABS	—	85	—	85
Total available-for-sale securities	6	1,640	1	1,647
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	18	—	18
Total bonds	—	22	—	22
Preferred stock	16	—	—	16
Common stock	32	—	2	34
Total other securities	48	22	2	72
Total investment securities	54	1,662	3	1,719
Restricted cash equivalents in mutual funds	525	—	—	525
Total	$676	$1,662	$3	$2,341

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2022
Assets
Cash equivalents in mutual funds	$77	$—	$—	$77
Cash equivalents in securities	—	17	—	17
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	16	—	16
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	55	—	55
Non-U.S. government and government sponsored entities	—	142	—	142
Corporate debt	5	1,129	3	1,137
RMBS	—	192	—	192
CMBS	—	35	—	35
CDO/ABS	—	86	—	86
Total available-for-sale securities	5	1,721	3	1,729
Other securities
Bonds:
Corporate debt	—	6	—	6
RMBS	—	1	—	1
CDO/ABS	—	16	—	16
Total bonds	—	23	—	23
Preferred stock	15	—	—	15
Common stock	31	—	2	33
Total other securities	46	23	2	71
Total investment securities	51	1,744	5	1,800
Restricted cash equivalents in mutual funds	445	—	—	445
Restricted cash equivalents in securities	—	11	—	11
Total	$573	$1,772	$5	$2,350

Due to the insignificant activity within the Level 3 assets during the years ended December 31, 2023 and 2022, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of December 31, 2023 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMH's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMH's management concluded that OMH's internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements as of December 31, 2023 included in this Annual Report on Form 10-K, has also audited the effectiveness of OMH's internal control over financial reporting as of December 31, 2023. The Report of Independent Registered Public Accounting Firm is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of December 31, 2023, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of December 31, 2023 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMFC's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMFC's management concluded that OMFC's internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

Item 9B. Other Information.

Departure of Chief Operating Officer; Appointment of Chief Operating Officer and Chief Financial Officer

On February 13, 2024, the Company announced that Rajive Chadha, the Company’s Executive Vice President and Chief Operating Officer (“COO”) will step down as COO on or before March 31, 2024. Mr. Chadha will then continue as a Senior Advisor to the Company up to June 30, 2024, after which he will separate from the Company. In connection with his departure, Mr. Chadha is expected to receive separation benefits under the Company’s Executive Severance Plan, as described in the definitive proxy statement for the Company’s 2023 annual meeting of shareholders (the “Proxy Statement”).

Also on February 13, 2024, the Company announced that Micah R. Conrad, 52, will succeed Mr. Chadha as COO, effective March 31, 2024. Mr. Conrad has served as the Company’s Executive Vice President and Chief Financial Officer (“CFO”) since March 2019. Mr. Conrad joined the Company in 2013 and has served as an Executive Vice President of the Company since March 2017. Mr. Conrad also serves as a Director, President and Chief Executive Officer of the Company’s subsidiary, OneMain Finance Corporation (“OMFC”).

No new compensatory or severance arrangements were entered into in connection with Mr. Conrad’s appointment as COO. There are no family relationships between Mr. Conrad and any director or executive officer of the Company, and no related party transactions involving Mr. Conrad that would require disclosure under Item 404(a) of Regulation S-K.

On February 13, 2024, the Company further announced that, in connection with Mr. Conrad’s appointment as COO, Jeannette E. Osterhout, 42, will succeed Mr. Conrad as CFO, effective March 31, 2024. Ms. Osterhout has served as the Company’s Executive Vice President and Chief Strategy Officer since November 2020. She joined the Company as an Executive Vice President in January 2020 and served as Chief Administrative Officer of the Company from January 2020 through November 2020. Prior to that, Ms. Osterhout held a number of positions at BNY Mellon from December 2014 through January 2020, including as CFO for its Investment Management Group and Head of Corporate Development. Before her time at BNY Mellon, Ms. Osterhout worked for McKinsey & Company, including in its financial services practice, from August 2008 through December 2014. Ms. Osterhout also currently serves as Director, Executive Vice President, and Chief Strategy Officer of OMFC.

In connection with her appointment as CFO, Ms. Osterhout will receive an annual base salary of $600,000. Ms. Osterhout will participate in the Company’s annual incentive and long-term incentive programs as described in the Proxy Statement, and is initially eligible for an annual incentive target of $760,000. Ms. Osterhout is also expected to be eligible to participate in the Company’s Executive Severance Plan, as described in the Proxy Statement, in the same manner as the Company’s other executive officers. There are no family relationships between Ms. Osterhout and any director or executive officer of the Company, and no related party transactions involving Ms. Osterhout that would require disclosure under Item 404(a) of Regulation S-K.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," each as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in OMH’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of OMH’s fiscal year-end (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of OneMain Holdings, Inc. and OneMain Finance Corporation and their subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2023 and 2022

Consolidated Statements of Operations, years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Comprehensive Income, years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows, years ended December 31, 2023, 2022, and 2021

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

4.3.5
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

Exhibit
4.3.6
Eleventh Supplemental Indenture, dated as of December 17,2020, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 4.00% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on December 17, 2020.

4.3.7
Twelfth Supplemental Indenture, dated as of June 22, 2021, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 3.500% Senior Notes due 2027 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on June 22, 2021.

4.3.8
Thirteenth Supplemental Indenture, dated as of August 11, 2021, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 3.875% Senior Notes due 2028 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on August 11, 2021.

4.3.9
Fourteenth Supplemental Indenture, dated as of June 20, 2023, among OneMain Finance Corporation, OneMain Holdings, Inc., Wilmington Trust, National Association and HSBC Bank USA, National Association. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K on June 21, 2023.

4.3.10
Fifteenth Supplemental Indenture relating to the Notes, dated as of June 22, 2023 among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of 9.000% Senior Notes due 2029 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on June 22, 2023.

4.3.10
Sixteenth Supplemental Indenture relating to the Notes, dated as of December 13, 2023, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.875% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on December 13, 2023.

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

Exhibit
10.2.7**
Form of Performance-Based Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, effective for grants on or after January 20, 2023. Incorporated by reference to Exhibit 10.2.7 to our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 10, 2023.

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

21.1	Subsidiaries of OneMain Holdings, Inc. and OneMain Finance Corporation

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of OneMain Holdings, Inc.

Exhibit

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of OneMain Finance Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.
31.3	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

97	Policy Relating to Recovery of Erroneously Awarded Compensation

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

OMH Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2024.

ONEMAIN HOLDINGS, INC.
(Registrant)

By:	/s/ Micah R. Conrad
Micah R. Conrad
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2024.

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

OMFC Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2024.

ONEMAIN FINANCE CORPORATION
(Registrant)

By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2024.

/s/ Micah R. Conrad
Micah R. Conrad
(President, Chief Executive Officer, and Director — Principal Executive Officer)

/s/ Matthew W. Vaughan
Matthew W. Vaughan
(Vice President - Senior Managing Director, Chief Financial Officer, and Director — Principal Financial Officer)

/s/ Jeannette Osterhout
Jeannette Osterhout
(Executive Vice President and Director)

/s/ Michael A. Hedlund
Michael A. Hedlund
(Senior Vice President and Group Controller — Principal Accounting Officer)