Form 10-Q
period 2024-03-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2024-05-01
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2024

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At April 23, 2024, there were 119,808,695 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At April 23, 2024, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2023, filed with the SEC on February 13, 2024
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2022-02	The accounting standard issued by FASB in March of 2022, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures
Auto finance	financing at the point of purchase through a network of auto dealerships
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of net finance receivables for each day in the period
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
Consumer loans	consist of personal loans and auto finance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Foursight	Foursight Capital LLC
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables
the unpaid principal balance of our consumer loans. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
Managed receivables	consist of our C&I net finance receivables and finance receivables serviced for our whole loan sale partners
Modified finance receivables	finance receivable contractually modified, subsequent to the adoption of ASU 2022-02 on January 1, 2023, as a result of the borrower’s financial difficulties
Moody’s	Moody’s Investors Service, Inc.
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net finance receivables	gross finance receivables plus deferred origination costs. Consumer loans also include accrued finance charges and fees and exclude unearned fees
Net interest income	interest income less interest expense

Term or Abbreviation	Definition

ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation
OMFCT	OneMain Financial Credit Card Trust
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of credit card accounts that are not charged-off or closed accounts with a zero balance as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Personal loans	loans secured by titled collateral or unsecured and offered through our branch network, central operations, or digital platform
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses

Private Secured Term Funding	$350 million aggregate principal amount of debt collateralized by our consumer loans issued on April 25, 2022
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
S&P	S&P Global Ratings
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
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
Unencumbered receivables
unencumbered unpaid principal balance of our consumer loans and credit cards. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit cards exclude billed interest, fees, and closed accounts with balances

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$831	$1,014
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2024, respectively, and $1.6 billion and $1.8 billion in 2023, respectively)	1,691	1,719
Net finance receivables (includes loans of consolidated VIEs of $12.6 billion in 2024 and $12.8 billion in 2023)	21,083	21,349
Unearned insurance premium and claim reserves	(749)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.4 billion in 2024 and 2023)	(2,454)	(2,480)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	17,880	18,098
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $576 million in 2024 and $523 million in 2023)	599	534
Goodwill	1,437	1,437
Other intangible assets	259	260
Other assets	1,211	1,232
Total assets	$23,908	$24,294

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $11.4 billion in 2024 and $11.6 billion in 2023)	$19,520	$19,813
Insurance claims and policyholder liabilities	597	615
Deferred and accrued taxes	34	9
Other liabilities (includes other liabilities of consolidated VIEs of $26 million in 2024 and 2023)	543	671
Total liabilities	20,694	21,108
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 119,877,252 and 119,757,277 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,718	1,715
Accumulated other comprehensive loss	(91)	(87)
Retained earnings	2,318	2,285
Treasury stock, at cost; 15,475,531 and 15,383,804 shares at March 31, 2024 and December 31, 2023, respectively	(732)	(728)
Total shareholders’ equity	3,214	3,186
Total liabilities and shareholders’ equity	$23,908	$24,294

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2024	2023

Interest income	$1,173	$1,094

Interest expense	277	239

Net interest income	896	855

Provision for finance receivable losses	431	385

Net interest income after provision for finance receivable losses	465	470

Other revenues:
Insurance	112	111
Investment	32	25
Gain on sales of finance receivables	6	17
Other	30	24
Total other revenues	180	177

Other expenses:
Salaries and benefits	224	212
Other operating expenses	167	153
Insurance policy benefits and claims	50	47
Total other expenses	441	412

Income before income taxes	204	235

Income taxes	49	56

Net income	$155	$179

Share Data:
Weighted average number of shares outstanding:
Basic	119,829,174	120,765,661
Diluted	120,244,669	120,969,891
Earnings per share:
Basic	$1.29	$1.48
Diluted	$1.29	$1.48

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2024	2023

Net income	$155	$179

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(8)	24
Foreign currency translation adjustments	(4)	—
Changes in discount rate for insurance claims and policyholder liabilities	7	4
Other	—	(3)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	2	(5)
Foreign currency translation adjustments	1	—
Changes in discount rate for insurance claims and policyholder liabilities	(2)	(1)
Other comprehensive income (loss), net of tax	(4)	19

Comprehensive income	$151	$198

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended March 31, 2024
Balance, January 1, 2024	$1	$1,715	$(87)	$2,285	$(728)	$3,186
Common stock repurchased	—	—	—	—	(5)	(5)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	11	—	—	—	11
Withholding tax on share-based compensation	—	(8)	—	—	—	(8)
Other comprehensive loss	—	—	(4)	—	—	(4)
Cash dividends (a)	—	—	—	(122)	—	(122)
Net income	—	—	—	155	—	155
Balance, March 31, 2024	$1	$1,718	$(91)	$2,318	$(732)	$3,214

Three Months Ended March 31, 2023
Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (b)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(27)	(27)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	12	—	—	—	12
Withholding tax on share-based compensation	—	(8)	—	—	—	(8)
Other comprehensive income	—	—	19	—	—	19
Cash dividends (a)	—	—	—	(122)	—	(122)
Net income	—	—	—	179	—	179
Balance, March 31, 2023	$1	$1,693	$(108)	$2,188	$(693)	$3,081

(a) Cash dividends declared were $1.00 per share during the three months ended March 31, 2024 and 2023.
(b) As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax. See Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information on the adoption of ASU 2022-02.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2024	2023

Cash flows from operating activities
Net income	$155	$179
Reconciling adjustments:
Provision for finance receivable losses	431	385
Depreciation and amortization	66	61
Deferred income tax charge	15	9
Share-based compensation expense, net of forfeitures	11	12
Gain on sales of finance receivables	(6)	(17)
Other	(1)	(1)
Cash flows due to changes in other assets and other liabilities	(113)	(66)
Net cash provided by operating activities	558	562

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(345)	(432)
Proceeds from sales of finance receivables	117	200
Available-for-sale securities purchased	(64)	(44)
Available-for-sale securities called, sold, and matured	78	88
Other securities purchased	(4)	(2)
Other securities called, sold, and matured	5	2
Other, net	(20)	(16)
Net cash used for investing activities	(233)	(204)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	(6)	843
Repayments and repurchases of long-term debt	(303)	(928)
Cash dividends	(122)	(123)
Common stock repurchased	(5)	(27)
Treasury stock issued	1	1
Withholding tax on share-based compensation	(8)	(8)
Net cash used for financing activities	(443)	(242)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(118)	116
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,548	959
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,430	$1,075

Supplemental cash flow information
Cash and cash equivalents	$831	$544
Restricted cash and restricted cash equivalents	599	531
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,430	$1,075

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$812	$1,011
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2024, respectively, and $1.6 billion and $1.8 billion in 2023, respectively)	1,691	1,719
Net finance receivables (includes loans of consolidated VIEs of $12.6 billion in 2024 and $12.8 billion in 2023)	21,083	21,349
Unearned insurance premium and claim reserves	(749)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.4 billion in 2024 and 2023)	(2,454)	(2,480)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	17,880	18,098
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $576 million in 2024 and $523 million in 2023)	599	534
Goodwill	1,437	1,437
Other intangible assets	259	260
Other assets	1,211	1,230
Total assets	$23,889	$24,289

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $11.4 billion in 2024 and $11.6 billion in 2023)	$19,520	$19,813
Insurance claims and policyholder liabilities	597	615
Deferred and accrued taxes	35	9
Other liabilities (includes other liabilities of consolidated VIEs of $26 million in 2024 and 2023)	543	672
Total liabilities	20,695	21,109
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	1,962	1,959
Accumulated other comprehensive loss	(91)	(87)
Retained earnings	1,318	1,303
Total shareholder’s equity	3,194	3,180
Total liabilities and shareholder’s equity	$23,889	$24,289

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2024	2023

Interest income	$1,173	$1,094

Interest expense	277	239

Net interest income	896	855

Provision for finance receivable losses	431	385

Net interest income after provision for finance receivable losses	465	470

Other revenues:
Insurance	112	111
Investment	32	25
Gain on sales of finance receivables	6	17
Other	30	24
Total other revenues	180	177

Other expenses:
Salaries and benefits	224	212
Other operating expenses	167	153
Insurance policy benefits and claims	50	47
Total other expenses	441	412

Income before income taxes	204	235

Income taxes	49	56

Net income	$155	$179

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2024	2023

Net income	$155	$179

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(8)	24
Foreign currency translation adjustments	(4)	—
Changes in discount rate for insurance claims and policyholder liabilities	7	4
Other	—	(3)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	2	(5)
Foreign currency translation adjustments	1	—
Changes in discount rate for insurance claims and policyholder liabilities	(2)	(1)
Other comprehensive income (loss), net of tax	(4)	19

Comprehensive income	$151	$198

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended March 31, 2024
Balance, January 1, 2024	$5	$1,959	$(87)	$1,303	$3,180
Share-based compensation expense, net of forfeitures	—	11	—	—	11
Withholding tax on share-based compensation	—	(8)	—	—	(8)
Other comprehensive loss	—	—	(4)	—	(4)
Cash dividends	—	—	—	(140)	(140)
Net income	—	—	—	155	155
Balance, March 31, 2024	$5	$1,962	$(91)	$1,318	$3,194

Three Months Ended March 31, 2023
Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 *	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	12	—	—	12
Withholding tax on share-based compensation	—	(8)	—	—	(8)
Other comprehensive income	—	—	19	—	19
Cash dividends	—	—	—	(150)	(150)
Net income	—	—	—	179	179
Balance, March 31, 2023	$5	$1,937	$(108)	$1,234	$3,068

* As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax. See Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information on the adoption of ASU 2022-02.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2024	2023

Cash flows from operating activities
Net income	$155	$179
Reconciling adjustments:
Provision for finance receivable losses	431	385
Depreciation and amortization	66	61
Deferred income tax charge	15	9
Share-based compensation expense, net of forfeitures	11	12
Gain on sales of finance receivables	(6)	(17)
Other	(1)	(1)
Cash flows due to changes in other assets and other liabilities	(114)	(66)
Net cash provided by operating activities	557	562

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(345)	(432)
Proceeds from sales of finance receivables	117	200
Available-for-sale securities purchased	(64)	(44)
Available-for-sale securities called, sold, and matured	78	88
Other securities purchased	(4)	(2)
Other securities called, sold, and matured	5	2
Other, net	(21)	(16)
Net cash used for investing activities	(234)	(204)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	(6)	843
Repayments and repurchases of long-term debt	(303)	(928)
Cash dividends	(140)	(152)
Withholding tax on share-based compensation	(8)	(8)
Net cash used for financing activities	(457)	(245)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(134)	113
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,545	951
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,411	$1,064

Supplemental cash flow information
Cash and cash equivalents	$812	$533
Restricted cash and restricted cash equivalents	599	531
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,411	$1,064

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

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

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“GAAP”). These statements are unaudited. The year-end condensed balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its wholly owned subsidiaries, and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report. We follow the same significant accounting policies for our interim reporting except for the new accounting pronouncements subsequently adopted and disclosed in Note 2. To conform to the 2024 presentation, we reclassified certain items in prior periods of our condensed consolidated financial statements.

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

3. Finance Receivables

Our finance receivables consist of consumer loans and credit cards. Consumer loans include personal loans and auto finance. Personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. Auto finance includes automobile retail installment contracts originated through our dealership network. Auto finance receivables are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

March 31, 2024
Gross finance receivables *	$19,575	$843	$20,418	$377	$20,795
Unearned fees	(217)	(16)	(233)	—	(233)
Accrued finance charges and fees	310	8	318	—	318
Deferred origination costs	186	8	194	9	203
Total	$19,854	$843	$20,697	$386	$21,083

December 31, 2023
Gross finance receivables *	$19,977	$744	$20,721	$322	$21,043
Unearned fees	(223)	(13)	(236)	—	(236)
Accrued finance charges and fees	326	7	333	—	333
Deferred origination costs	194	7	201	8	209
Total	$20,274	$745	$21,019	$330	$21,349
* Consumer loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with current terms of less than two years, in which we agreed to sell a remaining total of $630 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest. These unsecured personal loans are derecognized from our balance sheet at the time of sale. We service the personal loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations. We sold $110 million and $180 million of gross finance receivables during the three months ended March 31, 2024 and 2023, respectively. The gain on the sales were $6 million and $17 million during the three months ended March 31, 2024 and 2023, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When consumer loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. We consider our consumer loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $41 million and $37 million during the three months ended March 31, 2024 and 2023, respectively. For auto finance, reversed net accrued finance charges were immaterial during the three months ended March 31, 2024 and 2023.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans and auto finance loans were immaterial during the three months ended March 31, 2024 and 2023. All consumer loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed were immaterial during the three months ended March 31, 2024 and 2023.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

March 31, 2024
Performing
Current	$2,212	$8,615	$4,822	$2,089	$622	$368	$18,728
30-59 days past due	2	118	111	61	19	15	326
60-89 days past due	—	80	76	41	12	10	219
Total performing	2,214	8,813	5,009	2,191	653	393	19,273
Nonperforming (Nonaccrual)
90+ days past due	—	183	221	118	34	25	581
Total	$2,214	$8,996	$5,230	$2,309	$687	$418	$19,854

Gross charge-offs *	$—	$115	$223	$119	$33	$23	$513
* Represents gross charge-offs for the three months ended March 31, 2024.

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$9,759	$5,527	$2,454	$776	$376	$114	$19,006
30-59 days past due	113	153	88	27	16	7	404
60-89 days past due	74	104	59	17	10	4	268
Total performing	9,946	5,784	2,601	820	402	125	19,678
Nonperforming (Nonaccrual)
90+ days past due	125	259	143	40	21	8	596
Total	$10,071	$6,043	$2,744	$860	$423	$133	$20,274

Gross charge-offs *	$—	$136	$198	$59	$34	$14	$441
* Represents gross charge-offs for the three months ended March 31, 2023.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

March 31, 2024
Performing
Current	$163	$441	$181	$30	$1	$—	$816
30-59 days past due	—	5	5	1	—	—	11
60-89 days past due	—	3	2	1	—	—	6
Total performing	163	449	188	32	1	—	833
Nonperforming (Nonaccrual)
90+ days past due	—	4	5	1	—	—	10
Total	$163	$453	$193	$33	$1	$—	$843

Gross charge-offs *	$—	$3	$5	$1	$—	$—	$9
* Represents gross charge-offs for the three months ended March 31, 2024.

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$480	$203	$34	$2	$—	$—	$719
30-59 days past due	4	6	2	—	—	—	12
60-89 days past due	2	3	—	—	—	—	5
Total performing	486	212	36	2	—	—	736
Nonperforming (Nonaccrual)
90+ days past due	3	5	1	—	—	—	9
Total	$489	$217	$37	$2	$—	$—	$745

Gross charge-offs *	$—	$3	$1	$—	$—	$—	$4
* Represents gross charge-offs for the three months ended March 31, 2023.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	March 31, 2024	December 31, 2023

Current	$343	$297
30-59 days past due	10	9
60-89 days past due	9	7
90+ days past due	24	17
Total	$386	$330

There were no credit cards that were converted to term loans at March 31, 2024 or December 31, 2023.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $263 million and $223 million at March 31, 2024 and December 31, 2023, respectively.

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

The period-end carrying value of finance receivables modified during the period were as follows:

	Three Months Ended March 31,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$156	$5	$125	$1
Interest rate reduction and principal forgiveness	119	—	96	—
Total modifications to borrowers experiencing financial difficulties	$275	$5	$221	$1

Modifications as a percent of net finance receivables by class	1.38%	0.56%	1.15%	0.33%

The financial effect of modifications made during the period were as follows:

	Three Months Ended March 31,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	17.56%	11.16%	21.38%	12.56%
Weighted-average term extension (months)	25	28	19	20
Principal/interest forgiveness	$11	$—	$11	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	March 31, 2024*		March 31, 2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$611	$7	$158	$1
30-59 days past due	55	1	27	—
60-89 days past due	44	—	14	—
90+ days past due	105	1	22	—
Total	$815	$9	$221	$1
* Excludes $55 million of personal loan receivables and $1 million of auto finance receivables that were modified and subsequently charged off within the previous 12 months.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default were as follows:

	Three Months Ended March 31, 2024
(dollars in millions)	Personal Loans	Auto Finance

Interest rate reduction and term extension	$44	$1
Interest rate reduction and principal forgiveness	16	—
Total *	$60	$1
*    There were no modified finance receivables for which there was a default during the three months ended March 31, 2023 to cause the modified finance receivable to be considered nonperforming (90 days or more past due).

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At March 31, 2024, our economic forecast used a reasonable and supportable period of 12 months. The decrease in our allowance for finance receivable losses for the three months ended March 31, 2024 was driven by a seasonal decline in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended March 31, 2024
Balance at beginning of period	$2,415	$65	$2,480
Provision for finance receivable losses	406	25	431
Charge-offs	(522)	(12)	(534)
Recoveries	77	—	77
Balance at end of period	$2,376	$78	$2,454

Three Months Ended March 31, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 *	(16)	—	(16)
Provision for finance receivable losses	377	8	385
Charge-offs	(445)	(6)	(451)
Recoveries	69	—	69
Balance at end of period	$2,275	$23	$2,298
*    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information on the adoption of ASU 2022-02.

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2024*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$19	$—	$(1)	$18
Obligations of states, municipalities, and political subdivisions	72	—	(6)	66
Commercial paper	21	—	—	21
Non-U.S. government and government sponsored entities	161	—	(7)	154
Corporate debt	1,149	4	(83)	1,070
Mortgage-backed, asset-backed, and collateralized:
RMBS	204	—	(24)	180
CMBS	36	—	(3)	33
CDO/ABS	81	—	(5)	76
Total	$1,743	$4	$(129)	$1,618

December 31, 2023*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$18	$—	$(1)	$17
Obligations of states, municipalities, and political subdivisions	72	—	(6)	66
Commercial paper	14	—	—	14
Non-U.S. government and government sponsored entities	172	1	(6)	167
Corporate debt	1,160	4	(79)	1,085
Mortgage-backed, asset-backed, and collateralized:
RMBS	202	—	(22)	180
CMBS	36	—	(3)	33
CDO/ABS	91	—	(6)	85
Total	$1,765	$5	$(123)	$1,647
*    The allowance for credit losses related to our investment securities as of March 31, 2024 and 2023 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million as of March 31, 2024 and December 31, 2023. There were no material amounts reversed from investment revenue for available-for-sale securities for the three months ended March 31, 2024 and 2023.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2024
U.S. government and government sponsored entities	$4	$—	$11	$(1)	$15	$(1)
Obligations of states, municipalities, and political subdivisions	2	—	61	(6)	63	(6)
Commercial paper	21	—	—	—	21	—
Non-U.S. government and government sponsored entities	26	—	96	(7)	122	(7)
Corporate debt	60	—	885	(83)	945	(83)
Mortgage-backed, asset-backed, and collateralized:
RMBS	5	—	152	(24)	157	(24)
CMBS	—	—	33	(3)	33	(3)
CDO/ABS	4	—	54	(5)	58	(5)
Total	$122	$—	$1,292	$(129)	$1,414	$(129)

December 31, 2023
U.S. government and government sponsored entities	$1	$—	$11	$(1)	$12	$(1)
Obligations of states, municipalities, and political subdivisions	2	—	62	(6)	64	(6)
Commercial paper	14	—	—	—	14	—
Non-U.S. government and government sponsored entities	22	—	97	(6)	119	(6)
Corporate debt	15	—	925	(79)	940	(79)
Mortgage-backed, asset-backed, and collateralized:
RMBS	5	—	152	(22)	157	(22)
CMBS	2	—	32	(3)	34	(3)
CDO/ABS	1	—	62	(6)	63	(6)
Total	$62	$—	$1,341	$(123)	$1,403	$(123)
*    Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, were not quantified in the table above.

On a lot basis, we had 2,036 and 1,984 investment securities in an unrealized loss position at March 31, 2024 and December 31, 2023, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of March 31, 2024, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of March 31, 2024, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2024 and 2023, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three months ended March 31, 2024 and 2023.

The proceeds of available-for-sale securities sold or redeemed during the three months ended March 31, 2024 and 2023 totaled $19 million and $26 million, respectively. The net realized gains and losses were immaterial during the three months ended March 31, 2024 and 2023.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2024 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$156	$157
Due after 1 year through 5 years	575	598
Due after 5 years through 10 years	476	529
Due after 10 years	122	138
Mortgage-backed, asset-backed, and collateralized securities	289	321
Total	$1,618	$1,743

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $512 million and $524 million at March 31, 2024 and December 31, 2023, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2024	December 31, 2023

Fixed maturity other securities:
Bonds	$22	$22
Preferred stock	15	16
Common stock	36	34
Total	$73	$72

Net unrealized gains and losses on other securities held were immaterial for the three months ended March 31, 2024 and 2023. Net realized gains and losses on other securities sold or redeemed were immaterial for the three months ended March 31, 2024 and 2023.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at March 31, 2024 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-7.52%	6.35%	6.81%	3.50%-9.00%	7.33%

Remainder of 2024	$—	$—	$—	$—	$—	$—
2025	—	—	—	1,110	—	1,110
2026	—	—	—	1,600	—	1,600
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029-2067	—	—	—	3,182	350	3,532
Secured (c)	11,112	350	1	—	—	11,463
Total principal maturities	$11,112	$350	$1	$7,992	$350	$19,805

Total carrying amount	$11,069	$350	$1	$7,928	$172	$19,520
Debt issuance costs (d)	(39)	—	—	(60)	—	(99)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at March 31, 2024.
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
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and unsecured corporate revolver, which totaled $38 million at March 31, 2024 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At March 31, 2024, the total maximum borrowing capacity of our unsecured corporate revolver was $1.3 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026. At March 31, 2024, no amounts were drawn under this facility.

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

We parenthetically disclose on our condensed consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities when its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts, private secured term funding, revolving conduit facilities, and credit card revolving VFN facilities were as follows:

(dollars in millions)	March 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$3	$2
Net finance receivables	12,641	12,780
Allowance for finance receivable losses	1,429	1,428
Restricted cash and restricted cash equivalents	576	523
Other assets	36	32

Liabilities
Long-term debt	$11,420	$11,579
Other liabilities	27	27

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $138 million and $101 million during the three months ended March 31, 2024 and 2023, respectively.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of March 31, 2024, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $300 million. Each credit card revolving VFN facility has a revolving period during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to six years as of March 31, 2024. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At March 31, 2024, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our consumer loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 16 revolving conduit facilities with a total maximum borrowing capacity of $6.4 billion as of March 31, 2024. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to nine years as of March 31, 2024. Amounts drawn on these facilities are collateralized by our consumer loans.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts:

	At or for the Three Months Ended March 31,
(dollars in millions)	2024	2023

Balance at beginning of period	$108	$93
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	105	90
Additions for losses and loss adjustment expenses incurred to:
Current year	52	42
Prior years *	(5)	(1)
Total	47	41
Reductions for losses and loss adjustment expenses paid related to:
Current year	(15)	(12)
Prior years	(32)	(27)
Total	(47)	(39)
Net balance at end of period	105	92
Plus reinsurance recoverables	3	3
Balance at end of period	$108	$95
*    At March 31, 2024, there was a redundancy in the prior years’ net reserves due to favorable development of collateral protection claims during the period. At March 31, 2023, there was a redundancy in the prior years’ net reserves, due to favorable development of credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present value of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$217	$41	$252	$48
Effect of cumulative changes in discount rate assumptions (beginning of period)	(5)	—	(8)	—
Beginning balance at original discount rate	212	41	244	48
Effect of actual variances from expected experience	(8)	—	(2)	—
Adjusted balance at beginning of period	204	41	242	48
Interest accretion	3	—	6	—
Net premiums collected	(7)	(1)	(7)	(2)
Ending balance at original discount rate	200	40	241	46
Effect of changes in discount rate assumptions	—	(1)	5	—
Balance at ending of period	$200	$39	$246	$46

The present value of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$435	$113	$483	$126
Effect of cumulative changes in discount rate assumptions (beginning of period)	(12)	—	(17)	(1)
Beginning balance at original discount rate	423	113	466	125
Effect of actual variances from expected experience	(9)	(1)	1	(1)
Adjusted balance at beginning of period	414	112	467	124
Net issuances	1	—	1	—
Interest accretion	5	1	9	3
Benefit payments	(13)	(4)	(16)	(4)
Ending balance at original discount rate	407	109	461	123
Effect of changes in discount rate assumptions	3	(2)	12	—
Balance at ending of period	$410	$107	$473	$123

The net liability for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$210	$68	$227	$77
Deferred profit liability	13	51	15	54
Total net liability for future policy benefits	$223	$119	$242	$131

The weighted-average duration of the liability for future policy benefits was 8 years at March 31, 2024 and March 31, 2023.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Three Months Ended March 31,
(dollars in millions)	2024	2023
Term and whole life	$223	$242
Accidental death and disability protection	119	131
Other*	255	242
Total	$597	$615
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$411	$142	$466	$159
Discounted	293	101	326	114
Expected future benefit payments:
Undiscounted	582	162	670	181
Discounted	410	107	473	123

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Three Months Ended March 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$13	$5	$11	$5

Interest accretion	$3	$1	$3	$3

The expected and actual experience for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Three Months Ended March 31,
	2024		2023
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.37%	0.01%	0.39%	0.01%
Actual	0.38%	0.01%	0.31%	0.01%
Lapses:
Expected	4.68%	1.96%	3.18%	2.24%
Actual	3.35%	2.51%	1.67%	0.34%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2024		2023
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.28%	4.87%	5.26%	4.86%
Current discount rate	5.33%	5.35%	5.07%	5.06%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended March 31,
	2024	2023

Balance at beginning of period	119,757,277	121,042,125
Common stock issued	211,702	207,403
Common stock repurchased	(108,685)	(683,384)
Treasury stock issued	16,958	21,070
Balance at end of period	119,877,252	120,587,214

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended March 31,
(dollars in millions, except per share data)	2024	2023

Numerator (basic and diluted):
Net income	$155	$179
Denominator:
Weighted average number of shares outstanding (basic)	119,829,174	120,765,661
Effect of dilutive securities *	415,495	204,230
Weighted average number of shares outstanding (diluted)	120,244,669	120,969,891
Earnings per share:
Basic	$1.29	$1.48
Diluted	$1.29	$1.48
* We have excluded weighted-average unvested restricted stock units totaling 728,403 and 1,543,976 for the three months ended March 31, 2024 and 2023, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in discount rate for insurance claims and policyholder liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2024
Balance at beginning of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
Other comprehensive income (loss) before reclassifications	(6)	—	(3)	5	—	(4)
Balance at end of period	$(99)	$(8)	$(5)	$—	$21	$(91)

Three Months Ended March 31, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	19	—	—	3	(3)	19
Balance at end of period	$(112)	$(8)	$(5)	$(5)	$22	$(108)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three months ended March 31, 2024 and 2023.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three months ended March 31, 2024 and 2023.

11. Income Taxes

We had a net deferred tax asset of $463 million and $477 million at March 31, 2024 and December 31, 2023, respectively.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the three months ended March 31, 2024 was 24.1%, compared to 24.0% for the same period in 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2021. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $11 million at March 31, 2024 and December 31, 2023. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our condensed consolidated financial statements.

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

13. Segment Information

At March 31, 2024, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 and Note 17 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2024
Interest income	$1,172	$1	$—	$1,173
Interest expense	276	1	—	277
Provision for finance receivable losses	431	—	—	431
Net interest income after provision for finance receivable losses	465	—	—	465
Other revenues	178	2	—	180
Other expenses	440	2	(1)	441
Income (loss) before income tax expense (benefit)	$203	$—	$1	$204

Assets	$22,672	$18	$1,218	$23,908

Three Months Ended March 31, 2023
Interest income	$1,092	$1	$1	$1,094
Interest expense	238	—	1	239
Provision for finance receivable losses	385	—	—	385
Net interest income after provision for finance receivable losses	469	1	—	470
Other revenues	176	1	—	177
Other expenses	409	3	—	412
Income before income tax expense	$236	$(1)	$—	$235

Assets	$21,199	$30	$1,214	$22,443

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2024
Assets
Cash and cash equivalents	$807	$24	$—	$831	$831
Investment securities	55	1,633	3	1,691	1,691
Net finance receivables, less allowance for finance receivable losses	—	—	20,293	20,293	18,629
Restricted cash and restricted cash equivalents	596	3	—	599	599
Other assets *	—	—	39	39	28

Liabilities
Long-term debt	$—	$19,224	$—	$19,224	$19,520

December 31, 2023
Assets
Cash and cash equivalents	$1,014	$—	$—	$1,014	$1,014
Investment securities	54	1,662	3	1,719	1,719
Net finance receivables, less allowance for finance receivable losses	—	—	20,490	20,490	18,869
Restricted cash and restricted cash equivalents	534	—	—	534	534
Other assets *	—	—	40	40	29

Liabilities
Long-term debt	$—	$19,457	$—	$19,457	$19,813
*Other assets at March 31, 2024 and December 31, 2023 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2024
Assets
Cash equivalents in mutual funds	$99	$—	$—	$99
Cash equivalents in securities	—	24	—	24
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	18	—	18
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	21	—	21
Non-U.S. government and government sponsored entities	—	154	—	154
Corporate debt	6	1,063	1	1,070
RMBS	—	180	—	180
CMBS	—	33	—	33
CDO/ABS	—	76	—	76
Total available-for-sale securities	6	1,611	1	1,618
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	18	—	18
Total bonds	—	22	—	22
Preferred stock	15	—	—	15
Common stock	34	—	2	36
Total other securities	49	22	2	73
Total investment securities	55	1,633	3	1,691
Restricted cash equivalents in mutual funds	580	—	—	580
Restricted cash equivalents in securities	—	3	—	3
Total	$734	$1,660	$3	$2,397

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2023
Assets
Cash equivalents in mutual funds	$97	$—	$—	$97
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	14	—	14
Non-U.S. government and government sponsored entities	—	167	—	167
Corporate debt	6	1,078	1	1,085
RMBS	—	180	—	180
CMBS	—	33	—	33
CDO/ABS	—	85	—	85
Total available-for-sale securities	6	1,640	1	1,647
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	18	—	18
Total bonds	—	22	—	22
Preferred stock	16	—	—	16
Common stock	32	—	2	34
Total other securities	48	22	2	72
Total investment securities	54	1,662	3	1,719
Restricted cash equivalents in mutual funds	525	—	—	525
Total	$676	$1,662	$3	$2,341

Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2024 and 2023, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three months ended March 31, 2024 and 2023.

FAIR VALUE MEASUREMENTS — VALUATION METHODOLOGIES AND ASSUMPTIONS

See Note 18 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for information regarding our methods and assumptions used to estimate fair value.

15. Subsequent Events

On April 1, 2024, we completed our previously announced acquisition of all of the outstanding common stock of Foursight Capital LLC (“Foursight”), a wholly owned subsidiary of Jefferies Financial Group, Inc. Foursight is an automobile finance company that purchases and services automobile retail installment contracts. Contracts are sourced through an extensive network of auto dealers. As of March 31, 2024, Foursight had approximately $900 million of auto loan receivables. We are currently in the process of completing the purchase accounting, which will be disclosed in subsequent filings.

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

Overview

We offer consumer loans, which consist of personal loans and auto finance, credit cards, and other products to help customers meet everyday needs and take steps to improve their financial well-being. We service the loans that we originate and retain on our balance sheet, as well as loans owned by third parties on their behalf in connection with our whole loan sale program and legacy businesses. In connection with our offerings, our insurance subsidiaries offer our consumer loan customers optional credit and non-credit insurance and other optional products. We also offer two credit cards, BrightWay and BrightWay+, which are designed to reward customers for responsible credit activity, such as consistent on-time payments. We strive to meet our customers at their preferred channel and to deliver a seamless customer experience through our digital platforms, distribution partnerships, or working with our expert team members at more than 1,300 locations in 44 states.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At March 31, 2024, we had approximately 2.3 million personal loans totaling $19.9 billion of net finance receivables, of which 49% were secured by titled property, compared to approximately 2.4 million personal loans totaling $20.3 billion of net finance receivables, of which 48% were secured by titled property at December 31, 2023. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated through our dealership network. The loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years. At March 31, 2024, we had approximately 62 thousand auto finance loans totaling $843 million of net finance receivables, compared to approximately 54 thousand auto finance loans totaling $745 million of net finance receivables at December 31, 2023.
•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, through direct mail, and through our digital affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At March 31, 2024, we had approximately 509 thousand open credit card customer accounts, totaling $386 million of net finance receivables, compared to approximately 431 thousand open credit card customer accounts, totaling $330 million of net finance receivables at December 31, 2023.

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

OUR SEGMENT

At March 31, 2024, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, auto finance, credit cards, and optional products. At March 31, 2024, we had $22.0 billion of managed receivables due from approximately 3.0 million customer accounts, compared to $22.2 billion of managed receivables due from approximately 3.0 million customer accounts at December 31, 2023.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Acquisition of Foursight Capital LLC

On April 1, 2024, we completed our previously announced acquisition of Foursight Capital LLC (“Foursight”), a wholly owned subsidiary of Jefferies Financial Group, Inc. Foursight is an automobile finance company that purchases and services automobile retail installment contracts. Contracts are sourced through an extensive network of auto dealers. We believe Foursight’s seasoned team, scalable technology, tested credit models, franchise dealer network and loan portfolio will support OneMain’s disciplined expansion into the auto lending business. See Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

Appointments of Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”)

On February 13, 2024, the Company announced the appointments of Micah R. Conrad as Executive Vice President (“EVP”) and COO and Jeannette E. Osterhout as EVP and CFO, effective March 31, 2024. Mr. Conrad, who has been serving as the Company’s EVP and CFO since March 2019, succeeds Rajive Chadha. Mr. Chadha will continue to serve as a Senior Advisor to the Company until September 15, 2024, after which he will separate from the Company. In connection with Mr. Conrad’s appointment as COO, Ms. Osterhout assumed the role of CFO. Ms. Osterhout has served as the Company’s EVP and Chief Strategy Officer since November 2020.

Appointments of OMFC’s President and Chief Executive Officer (“CEO”) and COO

Effective March 31, 2024, OMFC’s Board of Directors appointed Ms. Osterhout as OMFC’s President and CEO and elected Mr. Conrad as EVP and COO. Ms. Osterhout succeeds Mr. Conrad’s former position as President and CEO of OMFC and Mr. Conrad succeeds Mr. Chadha as EVP and COO of OMFC.

Cash Dividends to OMH’s Common Stockholders

For information regarding the quarterly dividends declared by OMH, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

OUTLOOK

We are actively monitoring the current macroeconomic environment and remain prepared for any developments that may impact our business. Our financial condition and results of operations could be affected by macroeconomic conditions, including changes in unemployment, inflation, interest rates, consumer confidence, and geopolitical actions outside of the U.S. We will continue to incorporate updates to our macroeconomic assumptions, as necessary, which could lead to further adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

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

OMH’S CONSOLIDATED RESULTS
See the table below for OMH’s consolidated operating results and selected financial statistics. A further discussion of OMH’s operating results for our operating segment is provided under “Segment Results” below.

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2024	2023

Interest income	$1,173	$1,094
Interest expense	277	239
Provision for finance receivable losses	431	385
Net interest income after provision for finance receivable losses	465	470
Other revenues	180	177
Other expenses	441	412
Income before income taxes	204	235
Income taxes	49	56
Net income	$155	$179

Share Data:
Earnings per share:
Diluted	$1.29	$1.48

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$21,083	$19,809
Average net receivables	$21,267	$19,881
Gross charge-off ratio	10.12%	9.21%
Recovery ratio	(1.46)%	(1.41)%
Net charge-off ratio	8.66%	7.80%

* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2024	2023

Selected Financial Statistics *
Personal loans:
Net finance receivables	$19,854	$19,229
Origination volume	$2,354	$2,704
Number of accounts	2,320,733	2,269,336
Number of accounts originated	230,850	263,370
Auto finance:
Net finance receivables	$843	$458
Origination volume	$168	$113
Number of accounts	61,911	33,942
Number of accounts originated	10,359	7,302
Consumer loans:
Net finance receivables	$20,697	$19,687
Yield	22.12%	22.27%
Origination volume	$2,523	$2,817
Number of accounts	2,382,644	2,303,278
Number of accounts originated	241,209	270,672
Net charge-off ratio	8.58%	7.72%
30-89 Delinquency ratio	2.72%	2.58%
Credit cards:
Net finance receivables	$386	$122
Purchase volume	$168	$53
Number of open accounts	508,608	160,508
Debt balances:
Long-term debt balance	$19,520	$18,206
Average daily debt balance	$19,702	$18,355
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three Months Ended March 31, 2024 and 2023

Interest income increased $79 million or 7% for the three months ended March 31, 2024 when compared to the same period in 2023 due to growth in average net receivables.

Interest expense increased $38 million or 16% for the three months ended March 31, 2024 when compared to the same period in 2023 due to an increase in average debt as we continue to grow the business and a higher average cost of funds.

Provision for finance receivable losses increased $46 million or 12% for the three months ended March 31, 2024 when compared to the same period in 2023 driven by higher net charge-offs, partially offset by reduction in the allowance for finance receivable losses in the current quarter compared to an increase in allowance in the prior period.

Other revenues increased $3 million or 1% for the three months ended March 31, 2024 which remained relatively consistent when compared to the same period in 2023.

Other expenses increased $29 million or 7% for the three months ended March 31, 2024 when compared to the same period in 2023 due to restructuring charges incurred in the current period associated with strategic cost initiatives.

Income taxes decreased $7 million or 13% for the three months ended March 31, 2024 when compared to the same period in 2023 due to lower pretax income.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes restructuring charges, net gain or loss resulting from repurchases and repayments of debt, and acquisition-related transaction and integration expenses. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH’s reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$203	$236
Adjustments:
Restructuring charges	27	—
Net loss on repurchases and repayments of debt	2	—
Acquisition-related transaction and integration expenses	1	—
Adjusted pretax income (non-GAAP)	233	236

Provision for finance receivable losses	431	385
Net charge-offs	(457)	(382)
Pretax capital generation (non-GAAP)	$207	$239

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

CONSUMER AND INSURANCE
OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2024	2023

Interest income	$1,172	$1,092
Interest expense	276	238
Provision for finance receivable losses	431	385
Net interest income after provision for finance receivable losses	465	469
Other revenues	180	176
Other expenses	412	409
Adjusted pretax income (non-GAAP)	$233	$236

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$21,083	$19,810
Average net receivables	$21,267	$19,882
Gross charge-off ratio	10.12%	9.21%
Recovery ratio	(1.46)%	(1.41)%
Net charge-off ratio	8.66%	7.80%

* See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

	At or for the Three Months Ended March 31,
(dollars in millions)	2024	2023

Selected Financial Statistics *
Personal loans:
Net finance receivables	$19,854	$19,230
Origination volume	$2,354	$2,704
Number of accounts	2,320,733	2,269,336
Number of accounts originated	230,850	263,370
Auto finance:
Net finance receivables	$843	$458
Origination volume	$168	$113
Number of accounts	61,911	33,942
Number of accounts originated	10,359	7,302
Consumer loans:
Net finance receivables	$20,697	$19,688
Yield	22.12%	22.26%
Origination volume	$2,523	$2,817
Number of accounts	2,382,644	2,303,278
Number of accounts originated	241,209	270,672
Net charge-off ratio	8.58%	7.72%
30-89 Delinquency ratio	2.72%	2.58%
Credit cards:
Net finance receivables	$386	$122
Purchase volume	$168	$53
Number of open accounts	508,608	160,508
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three Months Ended March 31, 2024 and 2023

Interest income increased $80 million or 7% for the three months ended March 31, 2024 when compared to the same period in 2023 due to growth in average net receivables.

Interest expense increased $38 million or 16% for the three months ended March 31, 2024 when compared to the same period in 2023 due to an increase in average debt as we continue to grow the business and a higher average cost of funds.

Provision for finance receivable losses increased $46 million or 12% for the three months ended March 31, 2024 when compared to the same period in 2023 driven by higher net charge-offs, partially offset by reduction in the allowance for finance receivable losses in the current quarter compared to an increase in allowance in the prior period.

Other revenues increased $4 million or 3% for the three months ended March 31, 2024 which remained relatively consistent when compared to the same period in 2023.

Other expenses increased $3 million or 1% for the three months ended March 31, 2024 which remained relatively consistent when compared to the same period in 2023.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $21.1 billion at March 31, 2024 and $21.3 billion at December 31, 2023. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

When consumer loans are contractually 60 days past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. Use of our central operations teams for managing late-stage delinquency allows us to apply more advanced collection techniques and tools to drive credit performance and operational efficiencies.

We consider our consumer loans to be nonperforming at 90 days contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For credit cards, we accrue finance charges and fees until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
March 31, 2024
Current	$19,544	$343
30-89 days past due	562	19
90+ days past due	591	24
Total net finance receivables	$20,697	$386

Delinquency ratio
30-89 days past due	2.72%	4.99%
30+ days past due	5.57%	11.28%
90+ days past due	2.86%	6.30%

December 31, 2023
Current	$19,725	$297
30-89 days past due	689	16
90+ days past due	605	17
Total net finance receivables	$21,019	$330

Delinquency ratio
30-89 days past due	3.28%	4.93%
30+ days past due	6.16%	9.96%
90+ days past due	2.88%	5.03%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At March 31, 2024, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended March 31, 2024
Balance at beginning of period	$2,415	$65	$—	$2,480
Provision for finance receivable losses	406	25	—	431
Charge-offs	(522)	(12)	—	(534)
Recoveries	77	—	—	77
Balance at end of period	$2,376	$78	$—	$2,454

Net finance receivables	$20,697	$386	$—	$21,083
Allowance ratio	11.48%	20.21%	(b)	11.64%

Three Months Ended March 31, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (a)	(20)	—	4	(16)
Provision for finance receivable losses	377	8	—	385
Charge-offs	(445)	(6)	—	(451)
Recoveries	69	—	—	69
Balance at end of period	$2,275	$23	$—	$2,298

Net finance receivables	$19,688	$122	$(1)	$19,809
Allowance ratio	11.55%	19.25%	(b)	11.60%
(a)    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2022-02.
(b)    Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance and loss performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables increased slightly from the prior year period primarily due to portfolio mix. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, secured debt, unsecured debt, borrowings from revolving conduit facilities and credit card revolving VFN facilities, whole loan sales, and equity. We may also utilize other sources in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims, and supporting strategic initiatives.

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

During the three months ended March 31, 2024, OMH generated net income of $155 million. OMH’s net cash inflow from operating and investing activities totaled $325 million for the three months ended March 31, 2024. At March 31, 2024, our scheduled interest payments for 2024 totaled $289 million and there were no scheduled principal payments for 2024 on our existing unsecured debt. As of March 31, 2024, we had $8.3 billion of unencumbered receivables.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due.

OMFC’s Repurchases of Unsecured Debt

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the three months ended March 31, 2024, we repurchased $139 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At March 31, 2024, the borrowing capacity of our corporate revolver was $1.3 billion, and no amounts were drawn.

Securitizations and Borrowings from Revolving Conduit Facilities and Credit Card Revolving VFN Facilities

During the three months ended March 31, 2024, we completed no new consumer loan securitizations and redeemed no consumer loan securitizations. During the three months ended March 31, 2024, we entered into no new revolving conduit facilities. At March 31, 2024, the borrowing capacity of our revolving conduit facilities was $6.4 billion. At March 31, 2024, we had $12.4 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding.

Subsequent to March 31, 2024, we issued $1.1 billion principal amount of notes backed by personal loans (“OMFIT 2024-1”). OMFIT 2024-1 has a revolving period of seven years, during which time no principal payments are required to be made.

During the three months ended March 31, 2024, we entered into two credit card revolving VFN facilities. At March 31, 2024, the maximum capacity of our credit card revolving VFN facilities was $300 million. At March 31, 2024, we had $117 million of credit card principal balances held in OMFCT for our credit card revolving VFN facilities.

Private Secured Term Funding

At March 31, 2024, an aggregate amount of $350 million was outstanding under the private secured term funding collateralized by our consumer loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

See Notes 6 and 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding, revolving conduit facilities, and credit card revolving VFN facilities.

Credit Ratings

Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings, and the probability of systemic support. Significant changes in these factors could result in different ratings.

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of March 31, 2024	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the three months ended March 31, 2024, OMH repurchased 108,685 shares of its common stock through its stock repurchase program for an aggregate total of $5 million, including commissions and fees. As of March 31, 2024, OMH held a total of 15,475,531 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $20 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of March 31, 2024, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 7, 2024	February 20, 2024	February 23, 2024	$1.00	$120
Total			$1.00	$120

To provide funding for the dividend, OMFC paid dividends of $118 million to OMH during the three months ended March 31, 2024.

On April 30, 2024, OMH declared a dividend of $1.04 per share payable on May 17, 2024 to record holders of OMH’s common stock as of the close of business on May 10, 2024. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after May 13, 2024.

While OMH intends to pay its minimum quarterly dividend, currently $1.04 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. OMH’s dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future. See our “Dividend Policy” in Part II - Item 5 included in our Annual Report for further information.

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with current terms of less than two years, in which we agreed to sell a remaining total of $630 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest. During the three months ended March 31, 2024, we sold $110 million of gross finance receivables, compared to $180 million during the three months ended March 31, 2023. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $558 million for the three months ended March 31, 2024 reflected net income of $155 million, the impact of non-cash items including provision for finance receivable losses of $431 million, and an unfavorable change in working capital of $113 million. Net cash provided by operations of $562 million for the three months ended March 31, 2023 reflected net income of $179 million, the impact of non-cash items including provision for finance receivable losses of $385 million, and an unfavorable change in working capital of $66 million.

OMH’s Investing Activities

Net cash used for investing activities of $233 million for the three months ended March 31, 2024 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $204 million for the three months ended March 31, 2023 was primarily due to net principal originations and purchases of finance receivables, partially offset by the proceeds from sales of finance receivables.

OMH’s Financing Activities

Net cash used for financing activities of $443 million for the three months ended March 31, 2024 was primarily due to repayments and repurchases of long-term debt and cash dividends paid. Net cash used for financing activities of $242 million for the three months ended March 31, 2023 was primarily due to repayments and repurchases of long-term debt, cash dividends paid, and the cash paid to repurchase common stock, partially offset by the issuance and borrowings of long-term debt.

OMH’s Cash and Investments

At March 31, 2024, we had $831 million of cash and cash equivalents, which included $165 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2024, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay dividends during the three months ended March 31, 2024. AHL paid an ordinary dividend to OneMain Financial Holdings, LLC of $40 million during the three months ended March 31, 2023. Triton did not pay dividends during the three months ended March 31, 2023. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2023.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of March 31, 2024, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	$368	$381	$166	$193	4.20%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.81%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	1,000	1,099	5.17%	2 years
OMFIT 2022-3	979	1,090	796	1,090	6.00%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.44%	3 years
ODART 2019-1	737	750	700	722	3.79%	5 years
ODART 2021-1	1,000	1,053	775	787	1.01%	2 years
ODART 2022-1	600	632	600	632	5.09%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
Total securitizations	$11,798	$12,731	$11,112	$12,297
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of March 31, 2024.

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations and Borrowings from Revolving Conduit Facilities” above for information on the securitization transaction completed subsequent to March 31, 2024.

Revolving Conduit Facilities
We had access to 16 revolving conduit facilities with a total borrowing capacity of $6.4 billion as of March 31, 2024:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding XI, LLC	425	—
OneMain Financial Funding VIII, LLC	400	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
Chicago River Funding, LLC	375	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
Total	$6,400	$1

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $300 million as of March 31, 2024:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	150	—
Total	$300	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2024 or December 31, 2023.

Critical Accounting Policies and Estimates

We describe our significant accounting policies used in the preparation of our condensed consolidated financial statements in Note 2 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report. We consider the allowance for finance receivable losses to be a critical accounting policy because it involves critical accounting estimates and a significant degree of management judgment.

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2024.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for discussion of recently issued accounting pronouncements.

Seasonality

Our consumer loan volume and demand are generally lowest during the first part of the year following the holiday season and as a result of tax refunds, and then increases through the end of the year. Delinquencies follow the same trends, being generally lower during the first part of the year and rising throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

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

As of March 31, 2024, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of March 31, 2024 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of March 31, 2024, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of March 31, 2024 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

PART II

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended March 31, 2024, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31	—	$—	—	$660,499,429
February 1 - February 29	16,056	46.69	16,056	659,749,718
March 1 - March 31	92,629	48.47	92,629	655,260,337
Total	108,685	$48.20	108,685
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	May 1, 2024	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	May 1, 2024	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)