Form 10-Q
period 2024-06-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2024-08-01
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2024

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At July 23, 2024, there were 119,771,117 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At July 23, 2024, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2023, filed with the SEC on February 13, 2024
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2022-02	the accounting standard issued by FASB in March of 2022, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures
Auto finance	financing at the point of purchase through a network of auto dealerships
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of net finance receivables for each day in the period
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
Consumer loans	consist of personal loans and auto finance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCRT	Foursight Capital Automobile Receivables Trust
Foursight	Foursight Capital LLC
Foursight Acquisition	acquisition of Foursight Capital LLC from Jefferies Financial Group, Inc., effective April 1, 2024
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables
the unpaid principal balance of our consumer loans, net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
Managed receivables	consist of our C&I net finance receivables, finance receivables serviced for our whole loan sale partners and auto finance loans originated by third parties
Modified finance receivables	finance receivable contractually modified, subsequent to the adoption of ASU 2022-02 on January 1, 2023, as a result of the borrower’s financial difficulties
Moody’s	Moody’s Investors Service, Inc.

Term or Abbreviation	Definition

Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net finance receivables	gross finance receivables plus deferred origination costs. Consumer loans also include accrued finance charges and fees and exclude unearned fees
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation
OMFCT	OneMain Financial Credit Card Trust
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of credit card accounts that are not charged-off or closed accounts with a zero balance as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
PCD	purchased credit deteriorated
Personal loans	loans secured by titled collateral or unsecured and offered through our branch network, central operations, or digital platform
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
Supplemental Indentures
collectively, the following supplements to the Base Indenture: Sixth Supplemental Indenture, dated as of May 11, 2018; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Fifteenth Supplemental Indenture, dated June 22, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; and Seventeenth Supplemental Indenture, dated May 22, 2024

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

Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.3 billion, payable and due on October 25, 2026
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH

Term or Abbreviation	Definition

VIEs	variable interest entities
VFN	variable funding note
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$667	$1,014
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2024, respectively, and $1.6 billion and $1.8 billion in 2023, respectively)	1,681	1,719
Net finance receivables (includes loans of consolidated VIEs of $14.3 billion in 2024 and $12.8 billion in 2023)	22,365	21,349
Unearned insurance premium and claim reserves	(753)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2024 and $1.4 billion in 2023)	(2,564)	(2,480)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	19,048	18,098
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $613 million in 2024 and $523 million in 2023)	630	534
Goodwill	1,474	1,437
Other intangible assets	289	260
Other assets	1,296	1,232
Total assets	$25,085	$24,294

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $12.9 billion in 2024 and $11.6 billion in 2023)	$20,671	$19,813
Insurance claims and policyholder liabilities	594	615
Deferred and accrued taxes	10	9
Other liabilities (includes other liabilities of consolidated VIEs of $30 million in 2024 and $26 million in 2023)	657	671
Total liabilities	21,932	21,108
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 119,758,091 and 119,757,277 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,723	1,715
Accumulated other comprehensive loss	(95)	(87)
Retained earnings	2,263	2,285
Treasury stock, at cost; 15,606,264 and 15,383,804 shares at June 30, 2024 and December 31, 2023, respectively	(739)	(728)
Total shareholders’ equity	3,153	3,186
Total liabilities and shareholders’ equity	$25,085	$24,294

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023

Interest income	$1,219	$1,117	$2,392	$2,210

Interest expense	297	244	574	482

Net interest income	922	873	1,818	1,728

Provision for finance receivable losses	575	479	1,006	865

Net interest income after provision for finance receivable losses	347	394	812	863

Other revenues:
Insurance	111	112	223	222
Investment	30	27	63	52
Gain on sales of finance receivables	6	13	12	31
Net loss on repurchases and repayments of debt	(12)	—	(14)	—
Other	39	33	70	58
Total other revenues	174	185	354	363

Other expenses:
Salaries and benefits	206	219	430	431
Other operating expenses	176	178	343	331
Insurance policy benefits and claims	47	44	97	91
Total other expenses	429	441	870	853

Income before income taxes	92	138	296	373

Income taxes	21	35	71	91

Net income	$71	$103	$225	$282

Share Data:
Weighted average number of shares outstanding:
Basic	119,787,550	120,539,759	119,808,362	120,652,710
Diluted	120,185,181	120,646,869	120,214,925	120,808,380
Earnings per share:
Basic	$0.59	$0.85	$1.88	$2.33
Diluted	$0.59	$0.85	$1.87	$2.33

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023

Net income	$71	$103	$225	$282

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(1)	(15)	(9)	9
Foreign currency translation adjustments	(1)	3	(5)	4
Changes in discount rate for insurance claims and policyholder liabilities	(1)	3	5	6
Other	(1)	1	(1)	(2)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	—	3	2	(2)
Foreign currency translation adjustments	—	—	1	(1)
Changes in discount rate for insurance claims and policyholder liabilities	—	(1)	(1)	(1)
Other comprehensive income (loss), net of tax	(4)	(6)	(8)	13

Comprehensive income	$67	$97	$217	$295

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended June 30, 2024
Balance, April 1, 2024	$1	$1,718	$(91)	$2,318	$(732)	$3,214
Common stock repurchased	—	—	—	—	(8)	(8)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	5	—	—	—	5
Other comprehensive loss	—	—	(4)	—	—	(4)
Cash dividends *	—	—	—	(126)	—	(126)
Net income	—	—	—	71	—	71
Balance, June 30, 2024	$1	$1,723	$(95)	$2,263	$(739)	$3,153

Three Months Ended June 30, 2023
Balance, April 1, 2023	$1	$1,693	$(108)	$2,188	$(693)	$3,081
Common stock repurchased	—	—	—	—	(7)	(7)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	9	—	—	—	9
Other comprehensive loss	—	—	(6)	—	—	(6)
Cash dividends *	—	—	—	(123)	—	(123)
Net income	—	—	—	103	—	103
Balance, June 30, 2023	$1	$1,702	$(114)	$2,168	$(699)	$3,058

* Cash dividends declared were $1.04 per share and $1.00 per share during the three months ended June 30, 2024 and 2023, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Six Months Ended June 30, 2024
Balance, January 1, 2024	$1	$1,715	$(87)	$2,285	$(728)	$3,186
Common stock repurchased	—	—	—	—	(13)	(13)
Treasury stock issued	—	—	—	—	2	2
Share-based compensation expense, net of forfeitures	—	16	—	—	—	16
Withholding tax on share-based compensation	—	(8)	—	—	—	(8)
Other comprehensive loss	—	—	(8)	—	—	(8)
Cash dividends (a)	—	—	—	(247)	—	(247)
Net income	—	—	—	225	—	225
Balance, June 30, 2024	$1	$1,723	$(95)	$2,263	$(739)	$3,153

Six Months Ended June 30, 2023
Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (b)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(34)	(34)
Treasury stock issued	—	—	—	(1)	2	1
Share-based compensation expense, net of forfeitures	—	21	—	—	—	21
Withholding tax on share-based compensation	—	(8)	—	—	—	(8)
Other comprehensive income	—	—	13	—	—	13
Cash dividends (a)	—	—	—	(244)	—	(244)
Net income	—	—	—	282	—	282
Balance, June 30, 2023	$1	$1,702	$(114)	$2,168	$(699)	$3,058

(a) Cash dividends declared were $2.04 per share and $2.00 per share during the six months ended June 30, 2024 and 2023, respectively.
(b) As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax. See Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information on the adoption of ASU 2022-02.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2024	2023

Cash flows from operating activities
Net income	$225	$282
Reconciling adjustments:
Provision for finance receivable losses	1,006	865
Depreciation and amortization	136	125
Deferred income tax benefit	(12)	(14)
Net loss on repurchases and repayments of debt	14	—
Share-based compensation expense, net of forfeitures	16	21
Gain on sales of finance receivables	(12)	(31)
Other	(2)	(2)
Cash flows due to changes in other assets and other liabilities	(101)	(1)
Net cash provided by operating activities	1,270	1,245

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(1,467)	(1,676)
Proceeds from sales of finance receivables	319	349
Foursight Acquisition, net of cash acquired	(64)	—
Available-for-sale securities purchased	(148)	(83)
Available-for-sale securities called, sold, and matured	167	192
Other securities purchased	(5)	(3)
Other securities called, sold, and matured	8	4
Other, net	(41)	(43)
Net cash used for investing activities	(1,231)	(1,260)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	1,877	2,353
Repayments and repurchases of long-term debt	(1,901)	(1,459)
Cash dividends	(247)	(245)
Common stock repurchased	(13)	(34)
Treasury stock issued	2	2
Withholding tax on share-based compensation	(8)	(8)
Net cash provided by (used for) financing activities	(290)	609

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(251)	594
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,548	959
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,297	$1,553

Supplemental cash flow information
Cash and cash equivalents	$667	$1,021
Restricted cash and restricted cash equivalents	630	532
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,297	$1,553

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$656	$1,011
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2024, respectively, and $1.6 billion and $1.8 billion in 2023, respectively)	1,681	1,719
Net finance receivables (includes loans of consolidated VIEs of $14.3 billion in 2024 and $12.8 billion in 2023)	22,365	21,349
Unearned insurance premium and claim reserves	(753)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2024 and $1.4 billion in 2023)	(2,564)	(2,480)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	19,048	18,098
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $613 million in 2024 and $523 million in 2023)	630	534
Goodwill	1,474	1,437
Other intangible assets	289	260
Other assets	1,294	1,230
Total assets	$25,072	$24,289

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $12.9 billion in 2024 and $11.6 billion in 2023)	$20,671	$19,813
Insurance claims and policyholder liabilities	594	615
Deferred and accrued taxes	10	9
Other liabilities (includes other liabilities of consolidated VIEs of $30 million in 2024 and $26 million in 2023)	657	672
Total liabilities	21,932	21,109
Contingencies (Note 14)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2024 and December 31, 2023	5	5
Additional paid-in capital	1,967	1,959
Accumulated other comprehensive loss	(95)	(87)
Retained earnings	1,263	1,303
Total shareholder’s equity	3,140	3,180
Total liabilities and shareholder’s equity	$25,072	$24,289

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023

Interest income	$1,219	$1,117	$2,392	$2,210

Interest expense	297	244	574	482

Net interest income	922	873	1,818	1,728

Provision for finance receivable losses	575	479	1,006	865

Net interest income after provision for finance receivable losses	347	394	812	863

Other revenues:
Insurance	111	112	223	222
Investment	30	27	63	52
Gain on sales of finance receivables	6	13	12	31
Net loss on repurchases and repayments of debt	(12)	—	(14)	—
Other	39	33	70	58
Total other revenues	174	185	354	363

Other expenses:
Salaries and benefits	206	219	430	431
Other operating expenses	176	178	343	331
Insurance policy benefits and claims	47	44	97	91
Total other expenses	429	441	870	853

Income before income taxes	92	138	296	373

Income taxes	21	35	71	91

Net income	$71	$103	$225	$282

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023

Net income	$71	$103	$225	$282

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(1)	(15)	(9)	9
Foreign currency translation adjustments	(1)	3	(5)	4
Changes in discount rate for insurance claims and policyholder liabilities	(1)	3	5	6
Other	(1)	1	(1)	(2)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	—	3	2	(2)
Foreign currency translation adjustments	—	—	1	(1)
Changes in discount rate for insurance claims and policyholder liabilities	—	(1)	(1)	(1)
Other comprehensive income (loss), net of tax	(4)	(6)	(8)	13

Comprehensive income	$67	$97	$217	$295

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended June 30, 2024
Balance, April 1, 2024	$5	$1,962	$(91)	$1,318	$3,194
Share-based compensation expense, net of forfeitures	—	5	—	—	5
Other comprehensive loss	—	—	(4)	—	(4)
Cash dividends	—	—	—	(126)	(126)
Net income	—	—	—	71	71
Balance, June 30, 2024	$5	$1,967	$(95)	$1,263	$3,140

Three Months Ended June 30, 2023
Balance, April 1, 2023	$5	$1,937	$(108)	$1,234	$3,068
Share-based compensation expense, net of forfeitures	—	9	—	—	9
Other comprehensive loss	—	—	(6)	—	(6)
Cash dividends	—	—	—	(133)	(133)
Net income	—	—	—	103	103
Balance, June 30, 2023	$5	$1,946	$(114)	$1,204	$3,041

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Six Months Ended June 30, 2024
Balance, January 1, 2024	$5	$1,959	$(87)	$1,303	$3,180
Share-based compensation expense, net of forfeitures	—	16	—	—	16
Withholding tax on share-based compensation	—	(8)	—	—	(8)
Other comprehensive loss	—	—	(8)	—	(8)
Cash dividends	—	—	—	(265)	(265)
Net income	—	—	—	225	225
Balance, June 30, 2024	$5	$1,967	$(95)	$1,263	$3,140

Six Months Ended June 30, 2023
Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 *	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	21	—	—	21
Withholding tax on shared-based compensation	—	(8)	—	—	(8)
Other comprehensive income	—	—	13	—	13
Cash dividends	—	—	—	(283)	(283)
Net income	—	—	—	282	282
Balance, June 30, 2023	$5	$1,946	$(114)	$1,204	$3,041

* As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax. See Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information on the adoption of ASU 2022-02.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2024	2023

Cash flows from operating activities
Net income	$225	$282
Reconciling adjustments:
Provision for finance receivable losses	1,006	865
Depreciation and amortization	136	125
Deferred income tax benefit	(12)	(14)
Net loss on repurchases and repayments of debt	14	—
Share-based compensation expense, net of forfeitures	16	21
Gain on sales of finance receivables	(12)	(31)
Other	(2)	(2)
Cash flows due to changes in other assets and other liabilities	(102)	(1)
Net cash provided by operating activities	1,269	1,245

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(1,467)	(1,676)
Proceeds from sales of finance receivables	319	349
Foursight Acquisition, net of cash acquired	(64)	—
Available-for-sale securities purchased	(148)	(83)
Available-for-sale securities called, sold, and matured	167	192
Other securities purchased	(5)	(3)
Other securities called, sold, and matured	8	4
Other, net	(41)	(43)
Net cash used for investing activities	(1,231)	(1,260)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	1,877	2,353
Repayments and repurchases of long-term debt	(1,901)	(1,459)
Cash dividends	(265)	(283)
Withholding tax on share-based compensation	(8)	(8)
Net cash provided by (used for) financing activities	(297)	603

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(259)	588
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,545	951
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,286	$1,539

Supplemental cash flow information
Cash and cash equivalents	$656	$1,007
Restricted cash and restricted cash equivalents	630	532
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,286	$1,539

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2024

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

2. Foursight Acquisition

On April 1, 2024, we completed the acquisition of all of the outstanding common stock of Foursight Capital LLC (“Foursight”) from Jefferies Financial Group, Inc. for $125 million in cash (“Foursight Acquisition”). Foursight is an automobile finance company that purchases and services automobile retail installment contracts primarily made to near-prime borrowers across the country. Contracts are sourced through an extensive network of dealers. The acquisition supports our expansion into the auto lending business.

The acquisition has been accounted for as a business combination using the acquisition method of accounting. The purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values as of April 1, 2024, with the excess recorded to goodwill as shown below.

(dollars in millions)	Amount

Cash consideration	$125

Fair value of assets acquired:
Cash and cash equivalents	10
Net finance receivables	867
Allowance for finance receivable losses	(31)
Restricted cash and restricted cash equivalents	50
Other intangibles	32
Other assets	21

Fair value of liabilities assumed:
Long-term debt	848
Other liabilities	13

Goodwill	$37

The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.

The goodwill of $37 million recognized from the Foursight Acquisition reflects the strategic benefits and opportunities of the combined company and is reported in our Consumer and Insurance segment. Tax deductible goodwill is $52 million, reflecting differences in the allocation of purchase price for tax purposes. See Note 7 for a reconciliation of the carrying amount of goodwill at the beginning of 2024 and June 30, 2024.

Assets acquired include auto finance receivables with a fair value of $829 million on gross receivables of $908 million. Of this amount, we determined $226 million of gross receivables have experienced more-than-insignificant credit deterioration since origination (“purchased credit deteriorated” or “PCD” loans) and recorded an allowance for finance receivable losses for PCD loans of $31 million at the acquisition date. The remaining loans were deemed to be non-PCD loans, and an additional $61 million was recorded in our Allowance for finance receivable losses and recognized through Provision for finance receivable losses in our condensed consolidated statement of operations for the three and six months ended June 30, 2024.

The results of operations of Foursight are included in our condensed consolidated statement of operations subsequent to the acquisition date. We have omitted the pro forma disclosures because we have determined that the acquisition did not have a significant impact to our condensed consolidated financial statements.

3. Recent Accounting Pronouncements

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

4. Finance Receivables

Our finance receivables consist of consumer loans and credit cards. Consumer loans include personal loans and auto finance. Personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. Auto finance includes automobile retail installment contracts originated at the point of purchase through our dealership network. Auto finance receivables are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

June 30, 2024
Gross finance receivables *	$19,792	$1,817	$21,609	$456	$22,065
Unearned fees	(222)	(22)	(244)	—	(244)
Accrued finance charges and fees	314	16	330	—	330
Deferred origination costs	189	15	204	10	214
Total	$20,073	$1,826	$21,899	$466	$22,365

December 31, 2023
Gross finance receivables *	$19,977	$744	$20,721	$322	$21,043
Unearned fees	(223)	(13)	(236)	—	(236)
Accrued finance charges and fees	326	7	333	—	333
Deferred origination costs	194	7	201	8	209
Total	$20,274	$745	$21,019	$330	$21,349
* Consumer loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with current terms of less than two years, in which we agreed to sell a remaining total of $440 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations. We sold $193 million and $303 million of gross finance receivables during the three and six months ended June 30, 2024, respectively, and $135 million and $315 million of gross finance receivables during the three and six months ended June 30, 2023, respectively. The gain on the sales were $6 million and $12 million during the three and six months ended June 30, 2024, respectively and $13 million and $31 million during the three and six months ended June 30, 2023, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When consumer loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. We consider our consumer loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $36 million and $78 million during the three and six months ended June 30, 2024, respectively, and $32 million and $68 million during the three and six months ended June 30,

2023, respectively. For auto finance, reversed net accrued finance charges were immaterial during the three and six months ended June 30, 2024 and 2023.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans and auto finance loans were immaterial during the three and six months ended June 30, 2024 and 2023. All consumer loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed were immaterial during the three and six months ended June 30, 2024 and 2023.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

June 30, 2024
Performing
Current	$5,038	$7,362	$4,098	$1,724	$482	$271	$18,975
30-59 days past due	18	137	116	62	19	15	367
60-89 days past due	9	91	77	40	11	9	237
Total performing	5,065	7,590	4,291	1,826	512	295	19,579
Nonperforming (Nonaccrual)
90+ days past due	4	191	166	88	26	19	494
Total	$5,069	$7,781	$4,457	$1,914	$538	$314	$20,073

Gross charge-offs *	$2	$287	$424	$223	$61	$43	$1,040
* Represents gross charge-offs for the six months ended June 30, 2024.

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$9,759	$5,527	$2,454	$776	$376	$114	$19,006
30-59 days past due	113	153	88	27	16	7	404
60-89 days past due	74	104	59	17	10	4	268
Total performing	9,946	5,784	2,601	820	402	125	19,678
Nonperforming (Nonaccrual)
90+ days past due	125	259	143	40	21	8	596
Total	$10,071	$6,043	$2,744	$860	$423	$133	$20,274

Gross charge-offs *	$2	$321	$365	$109	$60	$25	$882
* Represents gross charge-offs for the six months ended June 30, 2023.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

June 30, 2024
Performing
Current	$518	$668	$353	$137	$30	$23	$1,729
30-59 days past due	5	21	21	12	2	3	64
60-89 days past due	2	6	6	2	1	—	17
Total performing	525	695	380	151	33	26	1,810
Nonperforming (Nonaccrual)
90+ days past due	—	7	6	2	—	1	16
Total	$525	$702	$386	$153	$33	$27	$1,826

Gross charge-offs *	$1	$13	$15	$5	$1	$—	$35
* Represents gross charge-offs for the six months ended June 30, 2024.

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$480	$203	$34	$2	$—	$—	$719
30-59 days past due	4	6	2	—	—	—	12
60-89 days past due	2	3	—	—	—	—	5
Total performing	486	212	36	2	—	—	736
Nonperforming (Nonaccrual)
90+ days past due	3	5	1	—	—	—	9
Total	$489	$217	$37	$2	$—	$—	$745

Gross charge-offs *	$—	$6	$3	$—	$—	$—	$9
* Represents gross charge-offs for the six months ended June 30, 2023.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	June 30, 2024	December 31, 2023

Current	$416	$297
30-59 days past due	13	9
60-89 days past due	10	7
90+ days past due	27	17
Total	$466	$330

There were no credit cards that were converted to term loans at June 30, 2024 or December 31, 2023.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $292 million and $223 million at June 30, 2024 and December 31, 2023, respectively.

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

The period-end carrying value of finance receivables modified during the period were as follows:

	Three Months Ended June 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$102	$5	$141	$2
Interest rate reduction and principal forgiveness	110	—	97	—
Total modifications to borrowers experiencing financial difficulties	$212	$5	$238	$2

Modifications as a percent of net finance receivables by class	1.05%	0.29%	1.20%	0.36%

	Six Months Ended June 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$233	$9	$256	$3
Interest rate reduction and principal forgiveness	215	—	187	—
Total modifications to borrowers experiencing financial difficulties	$448	$9	$443	$3

Modifications as a percent of net finance receivables by class	2.23%	0.51%	2.23%	0.59%

The financial effect of modifications made during the period were as follows:

	Three Months Ended June 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	19.48%	13.83%	20.15%	12.51%
Weighted-average term extension (months)	19	15	26	24
Principal/interest forgiveness	$10	$—	$9	$—

	Six Months Ended June 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	18.41%	12.20%	20.75%	12.53%
Weighted-average term extension (months)	23	23	22	22
Principal/interest forgiveness	$21	$—	$22	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	June 30, 2024 (a)		June 30, 2023 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$576	$8	$332	$3
30-59 days past due	61	2	43	—
60-89 days past due	46	1	28	—
90+ days past due	93	1	40	—
Total	$776	$12	$443	$3
(a) Excludes $49 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. There were no auto finance receivables that were modified and subsequently charged off within the previous 12 months.
(b) Excludes $10 million of personal loan receivables that were modified and subsequently charged off. There were no auto finance receivables that were modified and subsequently charged off.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default were as follows:

	Three Months Ended June 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$39	$—	$11	$—
Interest rate reduction and principal forgiveness	14	—	2	—
Total	$53	$—	$13	$—

	Six Months Ended June 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$83	$1	$11	$—
Interest rate reduction and principal forgiveness	31	—	2	—
Total	$114	$1	$13	$—

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At June 30, 2024, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and six months ended June 30, 2024 was driven by growth in net finance receivables largely attributed to the Foursight Acquisition. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended June 30, 2024
Balance at beginning of period	$2,376	$78	$2,454
Provision for finance receivable losses	533	42	575
Charge-offs	(553)	(18)	(571)
Recoveries	75	—	75
Other (a)	31	—	31
Balance at end of period	$2,462	$102	$2,564

Three Months Ended June 30, 2023
Balance at beginning of period	$2,275	$23	$2,298
Provision for finance receivable losses	464	15	479
Charge-offs	(446)	(6)	(452)
Recoveries	67	—	67
Balance at end of period	$2,360	$32	$2,392

Six Months Ended June 30, 2024
Balance at beginning of period	$2,415	$65	$2,480
Provision for finance receivable losses	939	67	1,006
Charge-offs	(1,075)	(31)	(1,106)
Recoveries	152	1	153
Other (a)	31	—	31
Balance at end of period	$2,462	$102	$2,564

Six Months Ended June 30, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 (b)	(16)	—	(16)
Provision for finance receivable losses	841	24	865
Charge-offs	(891)	(13)	(904)
Recoveries	136	—	136
Balance at end of period	$2,360	$32	$2,392
(a)    Represents allowance for finance receivable losses recognized on PCD loans acquired in the Foursight Acquisition. See Note 2 for additional information.
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

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2024*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	71	—	(6)	65
Commercial paper	40	—	—	40
Non-U.S. government and government sponsored entities	167	1	(7)	161
Corporate debt	1,141	3	(85)	1,059
Mortgage-backed, asset-backed, and collateralized:
RMBS	200	—	(25)	175
CMBS	29	—	(3)	26
CDO/ABS	77	—	(4)	73
Total	$1,737	$4	$(130)	$1,611

December 31, 2023*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$18	$—	$(1)	$17
Obligations of states, municipalities, and political subdivisions	72	—	(6)	66
Commercial paper	14	—	—	14
Non-U.S. government and government sponsored entities	172	1	(6)	167
Corporate debt	1,160	4	(79)	1,085
Mortgage-backed, asset-backed, and collateralized:
RMBS	202	—	(22)	180
CMBS	36	—	(3)	33
CDO/ABS	91	—	(6)	85
Total	$1,765	$5	$(123)	$1,647
*    The allowance for credit losses related to our investment securities as of June 30, 2024 and December 31, 2023 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million as of June 30, 2024 and December 31, 2023. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and six months ended June 30, 2024 and 2023.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2024
U.S. government and government sponsored entities	$—	$—	$12	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	—	—	62	(6)	62	(6)
Commercial paper	40	—	—	—	40	—
Non-U.S. government and government sponsored entities	8	—	102	(7)	110	(7)
Corporate debt	68	(1)	866	(84)	934	(85)
Mortgage-backed, asset-backed, and collateralized:
RMBS	19	—	147	(25)	166	(25)
CMBS	—	—	26	(3)	26	(3)
CDO/ABS	—	—	50	(4)	50	(4)
Total	$135	$(1)	$1,265	$(129)	$1,400	$(130)

December 31, 2023
U.S. government and government sponsored entities	$1	$—	$11	$(1)	$12	$(1)
Obligations of states, municipalities, and political subdivisions	2	—	62	(6)	64	(6)
Commercial paper	14	—	—	—	14	—
Non-U.S. government and government sponsored entities	22	—	97	(6)	119	(6)
Corporate debt	15	—	925	(79)	940	(79)
Mortgage-backed, asset-backed, and collateralized:
RMBS	5	—	152	(22)	157	(22)
CMBS	2	—	32	(3)	34	(3)
CDO/ABS	1	—	62	(6)	63	(6)
Total	$62	$—	$1,341	$(123)	$1,403	$(123)
*    Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, were not quantified in the table above.

On a lot basis, we had 1,988 and 1,984 investment securities in an unrealized loss position at June 30, 2024 and December 31, 2023, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of June 30, 2024, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of June 30, 2024, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2024 and 2023, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and six months ended June 30, 2024 and 2023.

The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2024 totaled $24 million and $44 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2023 totaled $21 million and $47 million, respectively. The net realized gains and losses were immaterial during the three and six months ended June 30, 2024 and 2023.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2024 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$210	$211
Due after 1 year through 5 years	558	582
Due after 5 years through 10 years	449	501
Due after 10 years	120	137
Mortgage-backed, asset-backed, and collateralized securities	274	306
Total	$1,611	$1,737

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $497 million and $524 million at June 30, 2024 and December 31, 2023, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2024	December 31, 2023

Fixed maturity other securities:
Bonds	$21	$22
Preferred stock	14	16
Common stock	35	34
Total	$70	$72

Net unrealized gains and losses on other securities held were immaterial for the three and six months ended June 30, 2024 and 2023. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and six months ended June 30, 2024 and 2023.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment.

7. Goodwill and Other Intangible Assets

GOODWILL

As a result of the Foursight Acquisition, we recorded $37 million of goodwill, which we report in our Consumer and Insurance segment. See Note 2 for further information.

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Consumer and Insurance

Six Months Ended June 30, 2024
Balance at beginning of period	$1,437
Goodwill recognized upon acquisition	37
Balance at end of period	$1,474

We did not record any impairments to goodwill during the six months ended June 30, 2024.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount *	Accumulated Amortization	Net Other Intangible Assets

June 30, 2024
Trade names	$224	$—	$224
Licenses	25	—	25
Customer relationships	22	(1)	21
VOBA	105	(93)	12
Other	7	—	7
Total	$383	$(94)	$289

December 31, 2023
Trade names	$220	$—	$220
Licenses	25	—	25
VOBA	105	(91)	14
Other	1	—	1
Total	$351	$(91)	$260
*    In connection with the Foursight Acquisition, we recorded $32 million of intangible assets.

Amortization expense was immaterial for the six months ended June 30, 2024, and 2023.

8. Long-term Debt

Principal maturities of long-term debt by type of debt at June 30, 2024 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-10.98%	6.28%	6.82%	3.50%-9.00%	7.34%

Remainder of 2024	$—	$—	$—	$—	$—	$—
2025	—	—	—	—	—	—
2026	—	—	—	1,600	—	1,600
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029-2067	—	—	—	3,932	350	4,282
Secured (c)	12,638	350	1	—	—	12,989
Total principal maturities	$12,638	$350	$1	$7,632	$350	$20,971

Total carrying amount	$12,584	$350	$1	$7,564	$172	$20,671
Debt issuance costs (d)	(43)	—	—	(64)	—	(107)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at June 30, 2024.
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
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and unsecured corporate revolver, which totaled $37 million at June 30, 2024 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At June 30, 2024, the total maximum borrowing capacity of our unsecured corporate revolver was $1.3 billion. The corporate revolver has a five-year term beginning October 25, 2021, during which draws and repayments may occur. Any outstanding principal balance is due and payable on October 25, 2026.

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

(dollars in millions)	June 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$4	$2
Net finance receivables	14,325	12,780
Allowance for finance receivable losses	1,624	1,428
Restricted cash and restricted cash equivalents	613	523
Other assets	47	32

Liabilities
Long-term debt	$12,935	$11,579
Other liabilities	31	27

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $161 million and $299 million during the three and six months ended June 30, 2024, respectively, compared to $114 million and $215 million during the three and six months ended June 30, 2023, respectively.

SECURITIZED BORROWINGS

Our outstanding OMFIT and ODART securitizations contain a revolving period ranging from two to seven years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our OMFIT and ODART securitized borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes. Our Foursight Capital Automobile Receivables Trust ("FCRT") securitizations are amortizing.

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of June 30, 2024, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $300 million. Each credit card revolving VFN facility has a revolving period during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to six years as of June 30, 2024. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At June 30, 2024, the maximum borrowing capacity of $350 million was outstanding under the private secured term funding collateralized by our consumer loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, at the expiration of which the outstanding principal amount is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 16 revolving conduit facilities with a total maximum borrowing capacity of $6.4 billion as of June 30, 2024. Our conduit facilities contain revolving periods during which time no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to nine years as of June 30, 2024. Amounts drawn on these facilities are collateralized by our consumer loans.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts:

	At or for the Six Months Ended June 30,
(dollars in millions)	2024	2023

Balance at beginning of period	$108	$93
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	105	90
Additions for losses and loss adjustment expenses incurred to:
Current year	98	83
Prior years *	(9)	(2)
Total	89	81
Reductions for losses and loss adjustment expenses paid related to:
Current year	(45)	(38)
Prior years	(45)	(40)
Total	(90)	(78)
Net balance at end of period	104	93
Plus reinsurance recoverables	3	3
Balance at end of period	$107	$96
*    At June 30, 2024, there was a redundancy in the prior years’ net reserves due to favorable development of collateral protection and credit disability claims during the period. At June 30, 2023, there was a redundancy in the prior years’ net reserves due to favorable development of credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present value of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$217	$41	$252	$48
Effect of cumulative changes in discount rate assumptions (beginning of period)	(5)	—	(8)	—
Beginning balance at original discount rate	212	41	244	48
Effect of actual variances from expected experience	(11)	(2)	(8)	(2)
Adjusted balance at beginning of period	201	39	236	46
Interest accretion	6	1	6	1
Net premiums collected	(14)	(3)	(15)	(3)
Ending balance at original discount rate	193	37	227	44
Effect of changes in discount rate assumptions	1	(1)	2	(1)
Balance at ending of period	$194	$36	$229	$43

The present value of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$435	$113	$483	$126
Effect of cumulative changes in discount rate assumptions (beginning of period)	(12)	—	(17)	(1)
Beginning balance at original discount rate	423	113	466	125
Effect of actual variances from expected experience	(14)	(3)	(5)	—
Adjusted balance at beginning of period	409	110	461	125
Net issuances	2	1	2	—
Interest accretion	11	3	10	3
Benefit payments	(26)	(8)	(30)	(8)
Ending balance at original discount rate	396	106	443	120
Effect of changes in discount rate assumptions	5	(3)	7	(2)
Balance at ending of period	$401	$103	$450	$118

The net liability for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$207	$67	$221	$75
Deferred profit liability	13	50	15	53
Total net liability for future policy benefits	$220	$117	$236	$128

The weighted-average duration of the liability for future policy benefits was 8 years at June 30, 2024 and June 30, 2023.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Six Months Ended June 30,
(dollars in millions)	2024	2023
Term and whole life	$220	$236
Accidental death and disability protection	117	128
Other*	257	252
Total	$594	$616
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$396	$135	$442	$155
Discounted	284	97	319	111
Expected future benefit payments:
Undiscounted	565	155	637	176
Discounted	401	103	450	118

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Six Months Ended June 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$26	$9	$30	$10

Interest accretion	$5	$2	$4	$2

The expected and actual experience for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Six Months Ended June 30,
	2024		2023
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.37%	0.01%	0.39%	0.01%
Actual	0.36%	0.01%	0.33%	0.01%
Lapses:
Expected	3.81%	1.91%	3.10%	2.22%
Actual	3.44%	3.00%	1.72%	2.39%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2024		2023
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.28%	4.87%	5.27%	4.86%
Current discount rate	5.26%	5.29%	5.19%	5.17%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Balance at beginning of period	119,877,252	120,587,214	119,757,277	121,042,125
Common stock issued	11,572	9,045	223,274	216,448
Common stock repurchased	(151,538)	(169,250)	(260,223)	(852,634)
Treasury stock issued	20,805	19,790	37,763	40,860
Balance at end of period	119,758,091	120,446,799	119,758,091	120,446,799

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2024	2023	2024	2023

Numerator (basic and diluted):
Net income	$71	$103	$225	$282
Denominator:
Weighted average number of shares outstanding (basic)	119,787,550	120,539,759	119,808,362	120,652,710
Effect of dilutive securities *	397,631	107,110	406,563	155,670
Weighted average number of shares outstanding (diluted)	120,185,181	120,646,869	120,214,925	120,808,380
Earnings per share:
Basic	$0.59	$0.85	$1.88	$2.33
Diluted	$0.59	$0.85	$1.87	$2.33
* We have excluded weighted-average unvested restricted stock units totaling 706,042 and 1,607,851 for the three months ended June 30, 2024 and 2023, respectively, and 701,837 and 1,590,009 for the six months ended June 30, 2024 and 2023, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in discount rate for insurance claims and policyholder liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2024
Balance at beginning of period	$(99)	$(8)	$(5)	$—	$21	$(91)
Other comprehensive loss before reclassifications	(1)	—	(1)	(1)	(1)	(4)
Balance at end of period	$(100)	$(8)	$(6)	$(1)	$20	$(95)

Three Months Ended June 30, 2023
Balance at beginning of period	$(112)	$(8)	$(5)	$(5)	$22	$(108)
Other comprehensive income (loss) before reclassifications	(12)	—	3	2	1	(6)
Balance at end of period	$(124)	$(8)	$(2)	$(3)	$23	$(114)

Six Months Ended June 30, 2024
Balance at beginning of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
Other comprehensive income (loss) before reclassifications	(7)	—	(4)	4	(1)	(8)
Balance at end of period	$(100)	$(8)	$(6)	$(1)	$20	$(95)

Six Months Ended June 30, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	7	—	3	5	(2)	13
Balance at end of period	$(124)	$(8)	$(2)	$(3)	$23	$(114)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and six months ended June 30, 2024 and 2023.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2024 and 2023.

13. Income Taxes

We had a net deferred tax asset of $491 million and $477 million at June 30, 2024 and December 31, 2023, respectively.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the six months ended June 30, 2024 was 23.8%, compared to 24.5% for the same period in 2023. The effective tax rate for the six months ended June 30, 2024 and 2023 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2022. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $12 million at June 30, 2024 and $11 million at December 31, 2023. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our condensed consolidated financial statements.

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

15. Segment Information

At June 30, 2024, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report, except as described below.

Due to the nature of the Foursight Acquisition, we applied purchase accounting. However, we report the operating results of C&I and Other using the Segment Accounting Basis, which (i) reflects our allocation methodologies for interest expense and operating costs, and (ii) excludes the impact of applying purchase accounting (eliminates premiums/discounts on our finance receivables and long-term debt at acquisition, as well as amortization/accretion in future periods).

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
Acquisition-related transaction and integration expenses - Directly correlated to the C&I segment and consist primarily of: (i) acquisition-related transaction and integration costs related to the Foursight Acquisition, including legal and other professional fees and (ii) software termination costs.

The "Segment to GAAP Adjustment” column in the following tables primarily consists of:
•Interest income - reverses the impact of premiums/discounts on certain purchased finance receivables and the interest income recognition under guidance in ASC 310-20, Nonrefundable Fees and Other Costs, and reestablishes interest income recognition on a historical cost basis;
•Interest expense - reverses the impact of premiums/discounts on long-term debt assumed upon acquisition and reestablishes interest expense recognition on a historical cost basis;
•Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis;
•Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets, including amortization of other historical deferred costs and the amortization of purchased software assets on a historical cost basis; and
•Assets - revalues assets based on their fair values at the effective date of the acquisition. Assets were adjusted to present the impacts of deferred taxes associated with the acquisition on a net basis at June 30, 2024.

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2024
Interest income	$1,210	$1	$8	$1,219
Interest expense	295	1	1	297
Provision for finance receivable losses	515	—	60	575
Net interest income after provision for finance receivable losses	400	—	(53)	347
Other revenues	172	2	—	174
Other expenses	427	2	—	429
Income (loss) before income tax expense (benefit)	$145	$—	$(53)	$92

Three Months Ended June 30, 2023
Interest income	$1,115	$1	$1	$1,117
Interest expense	242	1	1	244
Provision for finance receivable losses	479	—	—	479
Net interest income after provision for finance receivable losses	394	—	—	394
Other revenues	182	3	—	185
Other expenses	438	3	—	441
Income before income tax expense	$138	$—	$—	$138

Six Months Ended June 30, 2024
Interest income	$2,382	$2	$8	$2,392
Interest expense	572	1	1	574
Provision for finance receivable losses	946	—	60	1,006
Net interest income after provision for finance receivable losses	864	1	(53)	812
Other revenues	351	3	—	354
Other expenses	867	3	—	870
Income (loss) before income tax expense (benefit)	$348	$1	$(53)	$296

Assets	$23,949	$16	$1,120	$25,085

Six Months Ended June 30, 2023
Interest income	$2,208	$2	$—	$2,210
Interest expense	480	1	1	482
Provision for finance receivable losses	865	—	—	865
Net interest income after provision for finance receivable losses	863	1	(1)	863
Other revenues	358	5	—	363
Other expenses	847	7	(1)	853
Income (loss) before income tax expense (benefit)	$374	$(1)	$—	$373

Assets	$22,267	$29	$1,215	$23,511

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2024
Assets
Cash and cash equivalents	$619	$48	$—	$667	$667
Investment securities	53	1,624	4	1,681	1,681
Net finance receivables, less allowance for finance receivable losses	—	—	21,867	21,867	19,801
Restricted cash and restricted cash equivalents	629	1	—	630	630
Other assets *	—	—	37	37	26

Liabilities
Long-term debt	$—	$20,456	$—	$20,456	$20,671

December 31, 2023
Assets
Cash and cash equivalents	$1,014	$—	$—	$1,014	$1,014
Investment securities	54	1,662	3	1,719	1,719
Net finance receivables, less allowance for finance receivable losses	—	—	20,490	20,490	18,869
Restricted cash and restricted cash equivalents	534	—	—	534	534
Other assets *	—	—	40	40	29

Liabilities
Long-term debt	$—	$19,457	$—	$19,457	$19,813
*Other assets at June 30, 2024 and December 31, 2023 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2024
Assets
Cash equivalents in mutual funds	$164	$—	$—	$164
Cash equivalents in securities	—	48	—	48
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	65	—	65
Commercial paper	—	40	—	40
Non-U.S. government and government sponsored entities	—	161	—	161
Corporate debt	6	1,052	1	1,059
RMBS	—	175	—	175
CMBS	—	26	—	26
CDO/ABS	—	73	—	73
Total available-for-sale securities	6	1,604	1	1,611
Other securities
Bonds:
Corporate debt	—	4	1	5
CDO/ABS	—	16	—	16
Total bonds	—	20	1	21
Preferred stock	14	—	—	14
Common stock	33	—	2	35
Total other securities	47	20	3	70
Total investment securities	53	1,624	4	1,681
Restricted cash equivalents in mutual funds	623	—	—	623
Restricted cash equivalents in securities	—	1	—	1
Total	$840	$1,673	$4	$2,517

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2023
Assets
Cash equivalents in mutual funds	$97	$—	$—	$97
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	14	—	14
Non-U.S. government and government sponsored entities	—	167	—	167
Corporate debt	6	1,078	1	1,085
RMBS	—	180	—	180
CMBS	—	33	—	33
CDO/ABS	—	85	—	85
Total available-for-sale securities	6	1,640	1	1,647
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	18	—	18
Total bonds	—	22	—	22
Preferred stock	16	—	—	16
Common stock	32	—	2	34
Total other securities	48	22	2	72
Total investment securities	54	1,662	3	1,719
Restricted cash equivalents in mutual funds	525	—	—	525
Total	$676	$1,662	$3	$2,341

Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2024 and 2023, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and six months ended June 30, 2024 and 2023.

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

Overview

We offer consumer loans, which consist of personal loans and auto finance, credit cards, and other products to help customers meet everyday needs and take steps to improve their financial well-being. We service the loans that we retain on our balance sheet, as well as loans owned by third parties. Additionally, our insurance subsidiaries offer optional credit and non-credit insurance and other optional products. We also offer two credit cards, BrightWay and BrightWay+, which are designed to reward customers for responsible credit activity, such as consistent on-time payments. We strive to meet our customers at their preferred channel and to deliver a seamless customer experience through our digital platforms, distribution partnerships, or working with our expert team members at more than 1,300 locations in 44 states.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At June 30, 2024, we had approximately 2.3 million personal loans totaling $20.1 billion of net finance receivables, of which 49% were secured by titled property, compared to approximately 2.4 million personal loans totaling $20.3 billion of net finance receivables, of which 48% were secured by titled property at December 31, 2023. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through our dealership network. The loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years. At June 30, 2024, we had approximately 113 thousand auto finance loans totaling $1.8 billion of net finance receivables, compared to approximately 54 thousand auto finance loans totaling $745 million of net finance receivables at December 31, 2023. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, through direct mail, and through our digital affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At June 30, 2024, we had approximately 612 thousand open credit card customer accounts, totaling $466 million of net finance receivables, compared to approximately 431 thousand open credit card customer accounts, totaling $330 million of net finance receivables at December 31, 2023.

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

OUR SEGMENT

At June 30, 2024, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, auto finance, credit cards, and optional products. At June 30, 2024, we had $23.7 billion of managed receivables due from approximately 3.2 million customer accounts, compared to $22.2 billion of managed receivables due from approximately 3.0 million customer accounts at December 31, 2023.

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

Issuance and Redemption of Unsecured Debt

On May 22, 2024, OMFC issued a total of $750 million aggregate principal amount of 7.500% Senior Notes due 2031.

On June 10, 2024, OMFC paid a net aggregate amount of $1.0 billion, inclusive of accrued interest and premium, to complete the redemption of its 6.875% Senior Notes due 2025.

Securitization Transaction Completed - OMFIT 2024-1

For information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” under Management’s
Discussion and Analysis of Financial Condition and Results of Operations in this report.

Appointments of Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”)

On February 13, 2024, the Company announced the appointments of Micah R. Conrad as Executive Vice President (“EVP”) and COO and Jeannette E. Osterhout as EVP and CFO, effective March 31, 2024. Mr. Conrad served as the Company’s EVP and CFO since March 2019 and succeeded Rajive Chadha. In connection with Mr. Conrad’s appointment as COO, Ms. Osterhout assumed the role of CFO. Ms. Osterhout served as the Company’s EVP and Chief Strategy Officer since November 2020.

Appointments of OMFC’s President and Chief Executive Officer (“CEO”) and COO

Effective March 31, 2024, OMFC’s Board of Directors appointed Ms. Osterhout as OMFC’s President and CEO and elected Mr. Conrad as EVP and COO. Ms. Osterhout succeeded Mr. Conrad’s former position as President and CEO of OMFC and Mr. Conrad succeeded Mr. Chadha as EVP and COO of OMFC.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023

Interest income	$1,219	$1,117	$2,392	$2,210
Interest expense	297	244	574	482
Provision for finance receivable losses	575	479	1,006	865
Net interest income after provision for finance receivable losses	347	394	812	863
Other revenues	174	185	354	363
Other expenses	429	441	870	853
Income before income taxes	92	138	296	373
Income taxes	21	35	71	91
Net income	$71	$103	$225	$282

Share Data:
Earnings per share:
Diluted	$0.59	$0.85	$1.87	$2.33

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$22,365	$20,510	$22,365	$20,510
Average net receivables	$22,141	$20,135	$21,704	$20,008
Gross charge-off ratio (b)	9.84%	9.01%	9.98%	9.11%
Recovery ratio	(1.37)%	(1.34)%	(1.41)%	(1.37)%
Net charge-off ratio (b)	8.47%	7.67%	8.56%	7.73%

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$20,073	$19,796	$20,073	$19,796
Origination volume	$3,293	$3,600	$5,647	$6,304
Number of accounts	2,326,811	2,309,032	2,326,811	2,309,032
Number of accounts originated	312,955	349,788	543,805	613,158
Auto finance:
Net finance receivables	$1,826	$555	$1,826	$555
Origination volume	$290	$142	$458	$255
Number of accounts	113,456	40,707	113,456	40,707
Number of accounts originated	14,421	8,861	24,780	16,163
Consumer loans:
Net finance receivables	$21,899	$20,351	$21,899	$20,351
Yield	22.12%	22.22%	22.12%	22.24%
Origination volume	$3,582	$3,742	$6,105	$6,559
Number of accounts	2,440,267	2,349,739	2,440,267	2,349,739
Number of accounts originated	327,376	358,649	568,585	629,321
Net charge-off ratio (b)	8.31%	7.60%	8.44%	7.66%
30-89 Delinquency ratio	3.12%	2.76%	3.12%	2.76%
Credit cards:
Net finance receivables	$466	$159	$466	$159
Purchase volume	$218	$81	$386	$134
Number of open accounts	612,292	230,099	612,292	230,099
Debt balances:
Long-term debt balance	$20,671	$19,195	$20,671	$19,195
Average daily debt balance	$20,894	$18,537	$20,298	$18,446
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b) The calculations for the three and six months ended June 30, 2024 have been adjusted for policy alignment associated with the Foursight Acquisition.

Comparison of Consolidated Results for Three and Six Months Ended June 30, 2024 and 2023

Interest income increased $102 million or 9% and $182 million or 8% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 due to growth in average net receivables.

Interest expense increased $53 million or 22% and $92 million or 19% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $96 million or 20% and $141 million or 16% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 due to growth in net finance receivables largely attributed to the Foursight Acquisition and higher net charge-offs, partially offset by a larger build in the allowance for finance receivable losses in the prior year periods.

Other revenues decreased $11 million or 6% and $9 million or 3% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 due to a net loss on repurchases and repayments of debt in the current period not present in the prior period.

Other expenses decreased $12 million or 3% for the three months ended June 30, 2024 when compared to the same period in 2023 due to regulatory settlements in the prior period and a decrease in salaries and benefits expense reflecting the cost benefits of the restructuring initiatives taken in the first quarter of 2024, partially offset by increases in general operating expenses due to growth in our receivables and our strategic investments in the business.

Other expenses increased $17 million or 2% for the six months ended June 30, 2024 when compared to the same period in 2023 due to restructuring charges in the current period associated with strategic cost-savings initiatives and an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, partially offset by regulatory settlements in the prior period.

Income taxes decreased $14 million or 39% and $20 million or 23% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 due to lower pretax income.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes restructuring charges, regulatory settlements, net gain or loss resulting from repurchases and repayments of debt, acquisition-related transaction and integration expenses, and other items and strategic activities. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH’s reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$145	$138	$348	$374
Adjustments:
Restructuring charges	—	—	27	—
Net loss on repurchases and repayments of debt	12	—	14	—
Acquisition-related transaction and integration expenses	2	—	3	—
Regulatory settlements	—	24	—	24
Other	4	—	4	—
Adjusted pretax income (non-GAAP)	163	162	396	398

Provision for finance receivable losses	515	479	946	865
Net charge-offs	(496)	(385)	(953)	(768)
Pretax capital generation (non-GAAP)	$182	$256	$389	$495

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

See Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report for a description of our segment and methodologies used to allocate revenues and expenses to our C&I segment and for reconciliations of segment total to condensed consolidated financial statement amounts.

CONSUMER AND INSURANCE
OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis were as follows:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023

Interest income	$1,210	$1,115	$2,382	$2,208
Interest expense	295	242	572	480
Provision for finance receivable losses	515	479	946	865
Net interest income after provision for finance receivable losses	400	394	864	863
Other revenues	184	182	365	358
Other expenses	421	414	833	823
Adjusted pretax income (non-GAAP)	$163	$162	$396	$398

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$22,428	$20,511	$22,428	$20,511
Average net receivables	$22,210	$20,136	$21,738	$20,009
Gross charge-off ratio (b)	9.82%	9.01%	9.97%	9.11%
Recovery ratio	(1.37)%	(1.34)%	(1.41)%	(1.37)%
Net charge-off ratio (b)	8.45%	7.67%	8.55%	7.73%

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$20,073	$19,797	$20,073	$19,797
Origination volume	$3,293	$3,600	$5,647	$6,304
Number of accounts	2,326,811	2,309,032	2,326,811	2,309,032
Number of accounts originated	312,955	349,788	543,805	613,158
Auto finance:
Net finance receivables	$1,889	$555	$1,889	$555
Origination volume	$290	$142	$458	$255
Number of accounts	113,456	40,707	113,456	40,707
Number of accounts originated	14,421	8,861	24,780	16,163
Consumer loans:
Net finance receivables	$21,962	$20,352	$21,962	$20,352
Yield	21.91%	22.21%	22.01%	22.24%
Origination volume	$3,582	$3,742	$6,105	$6,559
Number of accounts	2,440,267	2,349,739	2,440,267	2,349,739
Number of accounts originated	327,376	358,649	568,585	629,321
Net charge-off ratio (b)	8.29%	7.60%	8.43%	7.66%
30-89 Delinquency ratio	3.13%	2.76%	3.13%	2.76%
Credit cards:
Net finance receivables	$466	$159	$466	$159
Purchase volume	$218	$81	$386	$134
Number of open accounts	612,292	230,099	612,292	230,099
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b) The calculations for the three and six months ended June 30, 2024 have been adjusted for policy alignment associated with the Foursight Acquisition.

Comparison of Adjusted Pretax Income for Three and Six Months Ended June 30, 2024 and 2023

Interest income increased $95 million or 9% and $174 million or 8% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 due to growth in average net receivables.

Interest expense increased $53 million or 22% and $92 million or 19% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $36 million or 7% and $81 million or 9% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 due to growth in net finance receivables and higher net charge-offs, partially offset by a larger build in the allowance for finance receivable losses in the prior year periods.

Other revenues increased $2 million or 1% and $7 million or 2% for the three and six months ended June 30, 2024 which remained relatively consistent when compared to the same periods in 2023.

Other expenses increased $7 million or 2% and $10 million or 1% for the three and six months ended June 30, 2024 when compared to the same periods in 2023 driven by an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, partially offset by a decrease in salaries and benefits expense reflecting the cost benefits of the restructuring initiatives taken in the first quarter of 2024.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $22.4 billion at June 30, 2024 and $21.3 billion at December 31, 2023. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
June 30, 2024
Current	$20,764	$416
30-89 days past due	687	23
90+ days past due	511	27
Total net finance receivables	$21,962	$466

Delinquency ratio
30-89 days past due	3.13%	4.91%
30+ days past due	5.45%	10.77%
90+ days past due	2.33%	5.86%

December 31, 2023
Current	$19,725	$297
30-89 days past due	689	16
90+ days past due	605	17
Total net finance receivables	$21,019	$330

Delinquency ratio
30-89 days past due	3.28%	4.93%
30+ days past due	6.16%	9.96%
90+ days past due	2.88%	5.03%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At June 30, 2024, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended June 30, 2024
Balance at beginning of period	$2,376	$78	$—	$2,454
Provision for finance receivable losses	473	42	60	575
Charge-offs	(553)	(18)	—	(571)
Recoveries	75	—	—	75
Other (a)	98	—	(67)	31
Balance at end of period	$2,469	$102	$(7)	$2,564

Three Months Ended June 30, 2023
Balance at beginning of period	$2,275	$23	$—	$2,298
Provision for finance receivable losses	464	15	—	479
Charge-offs	(446)	(6)	—	(452)
Recoveries	67	—	—	67
Balance at end of period	$2,360	$32	$—	$2,392

Six Months Ended June 30, 2024
Balance at beginning of period	$2,415	$65	$—	$2,480
Provision for finance receivable losses	879	67	60	1,006
Charge-offs	(1,075)	(31)	—	(1,106)
Recoveries	152	1	—	153
Other (a)	98	—	(67)	31
Balance at end of period	$2,469	$102	$(7)	$2,564

Net finance receivables	$21,962	$466	$(63)	$22,365
Allowance ratio	11.24%	21.95%	(c)	11.47%

Six Months Ended June 30, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (b)	(20)	—	4	(16)
Provision for finance receivable losses	841	24	—	865
Charge-offs	(891)	(13)	—	(904)
Recoveries	136	—	—	136
Balance at end of period	$2,360	$32	$—	$2,392

Net finance receivables	$20,352	$159	$(1)	$20,510
Allowance ratio	11.60%	20.45%	(c)	11.66%

(a)    Represents allowance for finance receivable losses recognized on PCD loans acquired in the Foursight Acquisition. See Note 2 for additional information.
(b)    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for additional information on the adoption of ASU 2022-02.
(c)    Not applicable.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance and loss performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables decreased from the prior year period primarily due to change in the portfolio mix. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

During the six months ended June 30, 2024, OMH generated net income of $225 million. OMH’s net cash inflow from operating and investing activities totaled $39 million for the six months ended June 30, 2024. At June 30, 2024, our scheduled interest payments for 2024 totaled $251 million and there were no scheduled principal payments for 2024 on our existing unsecured debt. As of June 30, 2024, we had $7.9 billion of unencumbered receivables.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due.

OMFC’s Issuances, Redemptions, and Repurchases of Unsecured Debt

On May 22, 2024, OMFC issued a total of $750 million aggregate principal amount of 7.500% Senior Notes due 2031 under the Base Indenture, as supplemented by the Seventeenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

On June 10, 2024, OMFC paid a net aggregate amount of $1.0 billion, inclusive of accrued interest and premium, to complete the redemption of its 6.875% Senior Notes due 2025.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the six months ended June 30, 2024, we repurchased $267 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At June 30, 2024, the borrowing capacity of our corporate revolver was $1.3 billion.

Securitizations and Borrowings from Revolving Conduit Facilities and Credit Card Revolving VFN Facilities

During the six months ended June 30, 2024, we completed one new consumer loan securitization (OMFIT 2024-1, see “Securitized Borrowings” below) and redeemed no consumer loan securitizations. See “Securitized Borrowings” below for information on FCRT securitizations assumed through the Foursight Acquisition. During the six months ended June 30, 2024, we entered into no new revolving conduit facilities. At June 30, 2024, the borrowing capacity of our revolving conduit facilities was $6.4 billion. At June 30, 2024, we had $14.1 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding.

During the six months ended June 30, 2024, we entered into two credit card revolving VFN facilities. At June 30, 2024, the maximum capacity of our credit card revolving VFN facilities was $300 million. At June 30, 2024, we had $133 million of credit card principal balances held in OMFCT for our credit card revolving VFN facilities.

Private Secured Term Funding

At June 30, 2024, the maximum borrowing capacity of $350 million was outstanding under the private secured term funding collateralized by our consumer loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period at the expiration of which the outstanding principal amount is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of June 30, 2024	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Positive

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the six months ended June 30, 2024, OMH repurchased 260,223 shares of its common stock through its stock repurchase program for an aggregate total of $13 million, including commissions and fees. As of June 30, 2024, OMH held a total of 15,606,264 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $20 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of June 30, 2024, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 7, 2024	February 20, 2024	February 23, 2024	$1.00	$120
April 30, 2024	May 10, 2024	May 17, 2024	1.04	125
Total			$2.04	$245

To provide funding for the dividend, OMFC paid dividends of $243 million to OMH during the six months ended June 30, 2024.

On July 31, 2024, OMH declared a dividend of $1.04 per share payable on August 16, 2024 to record holders of OMH’s common stock as of the close of business on August 12, 2024. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after August 13, 2024.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with current terms of less than two years, in which we agreed to sell a remaining total of $440 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest. During the three and six months ended June 30, 2024, we sold $193 million and $303 million of gross finance receivables, respectively, compared to $135 million and $315 million during the same periods in 2023. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $1.3 billion for the six months ended June 30, 2024 reflected net income of $225 million, the impact of non-cash items including provision for finance receivable losses of $1.0 billion, and an unfavorable change in working capital of $101 million. Net cash provided by operations of $1.2 billion for the six months ended June 30, 2023 reflected net income of $282 million, the impact of non-cash items including provision for finance receivable losses of $865 million, and an unfavorable change in working capital of $1 million.

OMH’s Investing Activities

Net cash used for investing activities of $1.2 billion for the six months ended June 30, 2024 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $1.3 billion for the six months ended June 30, 2023 was primarily due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash used for financing activities of $290 million for the six months ended June 30, 2024 was due to repayments and repurchases of long-term debt and cash dividends paid, partially offset by the issuances and borrowings of long-term debt. Net cash provided by financing activities of $609 million for the six months ended June 30, 2023 was due to the issuances and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt and cash dividends paid.

OMH’s Cash and Investments

At June 30, 2024, we had $667 million of cash and cash equivalents, which included $211 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2024, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not declare or pay dividends during the six months ended June 30, 2024. AHL and Triton paid ordinary dividends to OneMain Financial Holdings, LLC (“OMFH”) of $80 million and $35 million, respectively, during the six months ended June 30, 2023. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2023.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of June 30, 2024, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	$368	$381	$132	$161	4.36%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.82%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	1,000	1,099	5.17%	2 years
OMFIT 2022-3	979	1,090	796	1,090	6.00%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.45%	3 years
OMFIT 2024-1 (c)	1,100	1,222	1,100	1,222	5.99%	7 years
ODART 2019-1	737	750	582	612	3.82%	5 years
ODART 2021-1	1,000	1,053	651	662	1.04%	2 years
ODART 2022-1	600	632	600	607	5.10%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
FCRT 2021-1 (d)	249	250	38	39	1.87%	(e)
FCRT 2021-2 (d)	280	281	65	65	2.06%	(e)
FCRT 2022-1 (d)	293	294	95	96	2.73%	(e)
FCRT 2022-2 (d)	215	233	80	102	5.53%	(e)
FCRT 2023-1 (d)	182	199	102	122	5.78%	(e)
FCRT 2023-2 (d)	200	208	139	155	6.38%	(e)
FCRT 2024-1 (d)	210	214	183	191	5.95%	(e)
Total securitizations	$14,527	$15,632	$12,638	$13,997
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of June 30, 2024.
(c) On April 29, 2024, we issued $1.1 billion of notes backed by personal loans. The notes mature in 2041.
(d) On April 1, 2024, we assumed the following securitizations as part of the Foursight Acquisition. See Note 2 for additional information.
(e) Not applicable.

Revolving Conduit Facilities
We had access to 16 revolving conduit facilities with a total borrowing capacity of $6.4 billion as of June 30, 2024:

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

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $300 million as of June 30, 2024:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	150	—
Total	$300	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2024 or December 31, 2023.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2024.

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

As of June 30, 2024, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of June 30, 2024 to provide the reasonable assurance described above.

On April 1, 2024, we completed the Foursight Acquisition. The financial results of this acquisition are included in our unaudited condensed consolidated financial statements as of the quarter ended June 30, 2024. As this acquisition occurred in the second quarter of 2024, the scope of our assessment of our internal control over financial reporting does not include Foursight. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope up to one year from acquisition. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of Foursight, and will make changes to our internal control framework, as necessary.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of June 30, 2024, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of June 30, 2024 to provide the reasonable assurance described above.

On April 1, 2024, we completed the Foursight Acquisition. The financial results of this acquisition are included in our unaudited condensed consolidated financial statements as of the quarter ended June 30, 2024. As this acquisition occurred in the second quarter of 2024, the scope of our assessment of our internal control over financial reporting does not include Foursight. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope up to one year from acquisition. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of Foursight, and will make changes to our internal control framework, as necessary.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended June 30, 2024, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30	79,813	$48.49	79,813	$651,389,809
May 1 - May 31	71,725	48.79	71,725	647,889,992
June 1 - June 30	—	—	—	647,889,992
Total	151,538	$48.64	151,538
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, the Company’s directors and Section 16 reporting officers adopted the following stock trading plans, each of which was designed to comply with Rule 10b5-1(c) under the Exchange Act:

On May 8, 2024, Douglas H. Shulman, Chairman, President and Chief Executive Officer, entered into a stock trading plan under which he may sell up to 25,000 shares of common stock over a period of time ending on May 7, 2025.

On May 14, 2024, Micah R. Conrad, Executive Vice President and Chief Operating Officer, entered into a stock trading plan under which he may sell up to 12,500 shares of common stock over a period of time ending on May 14, 2025.

On June 11, 2024, Michael A. Hedlund, Principal Accounting Officer, Senior Vice President, and Group Controller, entered into a stock trading plan under which he may sell up to 12,000 shares of common stock over a period of time ending on June 6, 2025.

Other than as described above, during the quarter ended June 30, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index.

Exhibit Number	Description
4.1
Seventeenth Supplemental Indenture relating to the Notes, dated as of May 22, 2024, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.500% Senior Notes due 2031 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report filed on May 22, 2024

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	August 1, 2024	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	August 1, 2024	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)