Form 10-Q
period 2024-09-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2024-10-30
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2024

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At October 22, 2024, there were 119,352,366 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At October 22, 2024, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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
Supplemental Indentures
collectively, the following supplements to the Base Indenture: Sixth Supplemental Indenture, dated as of May 11, 2018; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Fifteenth Supplemental Indenture, dated June 22, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; Seventeenth Supplemental Indenture, dated May 22, 2024; and Eighteenth Supplemental Indenture, dated August 19, 2024

Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered receivables
unpaid principal balance of our consumer loans and credit cards, including those in the trust that exceed the minimum for securing advances under credit card variable funding note facilities, which the Company can remove from the trust under the terms of such facilities. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card receivables exclude billed interest, fees, and closed accounts with balances.

Term or Abbreviation	Definition

Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.1 billion, payable and due on September 6, 2029
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
VFN	variable funding note
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$577	$1,014
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.5 billion and $1.6 billion in 2024, respectively, and $1.6 billion and $1.8 billion in 2023, respectively)	1,581	1,719
Net finance receivables (includes loans of consolidated VIEs of $14.2 billion in 2024 and $12.8 billion in 2023)	23,075	21,349
Unearned insurance premium and claim reserves	(765)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2024 and $1.4 billion in 2023)	(2,645)	(2,480)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	19,665	18,098
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $662 million in 2024 and $523 million in 2023)	693	534
Goodwill	1,474	1,437
Other intangible assets	288	260
Other assets	1,300	1,232
Total assets	$25,578	$24,294

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $12.7 billion in 2024 and $11.6 billion in 2023)	$21,137	$19,813
Insurance claims and policyholder liabilities	597	615
Deferred and accrued taxes	29	9
Other liabilities (includes other liabilities of consolidated VIEs of $30 million in 2024 and $26 million in 2023)	607	671
Total liabilities	22,370	21,108
Contingencies (Note 14)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 119,403,628 and 119,757,277 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,728	1,715
Accumulated other comprehensive loss	(59)	(87)
Retained earnings	2,295	2,285
Treasury stock, at cost; 16,006,456 and 15,383,804 shares at September 30, 2024 and December 31, 2023, respectively	(757)	(728)
Total shareholders’ equity	3,208	3,186
Total liabilities and shareholders’ equity	$25,578	$24,294

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023

Interest income	$1,282	$1,167	$3,673	$3,377

Interest expense	301	267	874	749

Net interest income	981	900	2,799	2,628

Provision for finance receivable losses	512	410	1,518	1,275

Net interest income after provision for finance receivable losses	469	490	1,281	1,353

Other revenues:
Insurance	111	113	334	335
Investment	24	32	87	83
Gain on sales of finance receivables	6	11	18	42
Net gain (loss) on repurchases and repayments of debt	(1)	—	(15)	1
Other	42	29	112	87
Total other revenues	182	185	536	548

Other expenses:
Salaries and benefits	220	217	649	649
Other operating expenses	181	164	525	494
Insurance policy benefits and claims	43	48	140	139
Total other expenses	444	429	1,314	1,282

Income before income taxes	207	246	503	619

Income taxes	50	52	120	143

Net income	$157	$194	$383	$476

Share Data:
Weighted average number of shares outstanding:
Basic	119,674,809	120,407,889	119,763,844	120,571,103
Diluted	120,118,107	120,754,694	120,182,653	120,790,485
Earnings per share:
Basic	$1.32	$1.61	$3.20	$3.95
Diluted	$1.31	$1.61	$3.18	$3.94

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023

Net income	$157	$194	$383	$476

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	53	(28)	44	(19)
Foreign currency translation adjustments	2	(4)	(3)	—
Changes in discount rate for insurance claims and policyholder liabilities	(10)	8	(5)	15
Other	(2)	4	(3)	2
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(11)	6	(9)	4
Foreign currency translation adjustments	—	1	1	—
Changes in discount rate for insurance claims and policyholder liabilities	2	(1)	1	(3)
Other	—	(1)	—	(1)
Other comprehensive income (loss), net of tax, before reclassification adjustments	34	(15)	26	(2)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	2	—	2	—
Reclassification adjustments included in net income, net of tax	2	—	2	—
Other comprehensive income (loss), net of tax	36	(15)	28	(2)

Comprehensive income	$193	$179	$411	$474

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended September 30, 2024
Balance, July 1, 2024	$1	$1,723	$(95)	$2,263	$(739)	$3,153
Common stock repurchased	—	—	—	—	(19)	(19)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	7	—	—	—	7
Withholding tax on share-based compensation	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	36	—	—	36
Cash dividends *	—	—	—	(125)	—	(125)
Net income	—	—	—	157	—	157
Balance, September 30, 2024	$1	$1,728	$(59)	$2,295	$(757)	$3,208

Three Months Ended September 30, 2023
Balance, July 1, 2023	$1	$1,702	$(114)	$2,168	$(699)	$3,058
Common stock repurchased	—	—	—	—	(11)	(11)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	6	—	—	—	6
Withholding tax on share-based compensation	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	(15)	—	—	(15)
Cash dividends *	—	—	—	(122)	—	(122)
Net income	—	—	—	194	—	194
Balance, September 30, 2023	$1	$1,706	$(129)	$2,240	$(709)	$3,109

* Cash dividends declared were $1.04 per share and $1.00 per share during the three months ended September 30, 2024 and 2023, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Nine Months Ended September 30, 2024
Balance, January 1, 2024	$1	$1,715	$(87)	$2,285	$(728)	$3,186
Common stock repurchased	—	—	—	—	(32)	(32)
Treasury stock issued	—	—	—	—	3	3
Share-based compensation expense, net of forfeitures	—	23	—	—	—	23
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	28	—	—	28
Cash dividends (a)	—	—	—	(373)	—	(373)
Net income	—	—	—	383	—	383
Balance, September 30, 2024	$1	$1,728	$(59)	$2,295	$(757)	$3,208

Nine Months Ended September 30, 2023
Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (b)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(45)	(45)
Treasury stock issued	—	—	—	(1)	3	2
Share-based compensation expense, net of forfeitures	—	27	—	—	—	27
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive loss	—	—	(2)	—	—	(2)
Cash dividends (a)	—	—	—	(366)	—	(366)
Net income	—	—	—	476	—	476
Balance, September 30, 2023	$1	$1,706	$(129)	$2,240	$(709)	$3,109

(a) Cash dividends declared were $3.08 per share and $3.00 per share during the nine months ended September 30, 2024 and 2023, respectively.
(b) As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax. See Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information on the adoption of ASU 2022-02.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2024	2023

Cash flows from operating activities
Net income	$383	$476
Reconciling adjustments:
Provision for finance receivable losses	1,518	1,275
Depreciation and amortization	207	191
Deferred income tax benefit	(43)	(30)
Net loss (gain) on repurchases and repayments of debt	15	(1)
Share-based compensation expense, net of forfeitures	23	27
Gain on sales of finance receivables	(18)	(42)
Other	(4)	(1)
Cash flows due to changes in other assets and other liabilities	(134)	(54)
Net cash provided by operating activities	1,947	1,841

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,746)	(2,726)
Proceeds from sales of finance receivables	453	493
Foursight Acquisition, net of cash acquired	(64)	—
Available-for-sale securities purchased	(151)	(129)
Available-for-sale securities called, sold, and matured	328	274
Other securities purchased	(6)	(4)
Other securities called, sold, and matured	11	5
Other, net	(63)	(65)
Net cash used for investing activities	(2,238)	(2,152)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	3,186	3,743
Repayments and repurchases of long-term debt	(2,761)	(2,202)
Cash dividends	(373)	(366)
Common stock repurchased	(32)	(45)
Treasury stock issued	3	2
Withholding tax on share-based compensation	(10)	(10)
Net cash provided by financing activities	13	1,122

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(278)	811
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,548	959
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,270	$1,770

Supplemental cash flow information
Cash and cash equivalents	$577	$1,190
Restricted cash and restricted cash equivalents	693	580
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,270	$1,770

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$540	$1,011
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.5 billion and $1.6 billion in 2024, respectively, and $1.6 billion and $1.8 billion in 2023, respectively)	1,581	1,719
Net finance receivables (includes loans of consolidated VIEs of $14.2 billion in 2024 and $12.8 billion in 2023)	23,075	21,349
Unearned insurance premium and claim reserves	(765)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2024 and $1.4 billion in 2023)	(2,645)	(2,480)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	19,665	18,098
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $662 million in 2024 and $523 million in 2023)	693	534
Goodwill	1,474	1,437
Other intangible assets	288	260
Other assets	1,299	1,230
Total assets	$25,540	$24,289

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $12.7 billion in 2024 and $11.6 billion in 2023)	$21,137	$19,813
Insurance claims and policyholder liabilities	597	615
Deferred and accrued taxes	30	9
Other liabilities (includes other liabilities of consolidated VIEs of $30 million in 2024 and $26 million in 2023)	606	672
Total liabilities	22,370	21,109
Contingencies (Note 14)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at September 30, 2024 and December 31, 2023	5	5
Additional paid-in capital	1,972	1,959
Accumulated other comprehensive loss	(59)	(87)
Retained earnings	1,252	1,303
Total shareholder’s equity	3,170	3,180
Total liabilities and shareholder’s equity	$25,540	$24,289

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023

Interest income	$1,282	$1,167	$3,673	$3,377

Interest expense	301	267	874	749

Net interest income	981	900	2,799	2,628

Provision for finance receivable losses	512	410	1,518	1,275

Net interest income after provision for finance receivable losses	469	490	1,281	1,353

Other revenues:
Insurance	111	113	334	335
Investment	24	32	87	83
Gain on sales of finance receivables	6	11	18	42
Net gain (loss) on repurchases and repayments of debt	(1)	—	(15)	1
Other	42	29	112	87
Total other revenues	182	185	536	548

Other expenses:
Salaries and benefits	220	217	649	649
Other operating expenses	181	164	525	494
Insurance policy benefits and claims	43	48	140	139
Total other expenses	444	429	1,314	1,282

Income before income taxes	207	246	503	619

Income taxes	50	52	120	143

Net income	$157	$194	$383	$476

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023

Net income	$157	$194	$383	$476

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	53	(28)	44	(19)
Foreign currency translation adjustments	2	(4)	(3)	—
Changes in discount rate for insurance claims and policyholder liabilities	(10)	8	(5)	15
Other	(2)	4	(3)	2
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(11)	6	(9)	4
Foreign currency translation adjustments	—	1	1	—
Changes in discount rate for insurance claims and policyholder liabilities	2	(1)	1	(3)
Other	—	(1)	—	(1)
Other comprehensive income (loss), net of tax, before reclassification adjustments	34	(15)	26	(2)
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	2	—	2
Reclassification adjustments included in net income, net of tax	2	—	2	—
Other comprehensive income (loss), net of tax	36	(15)	28	(2)

Comprehensive income	$193	$179	$411	$474

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended September 30, 2024
Balance, July 1, 2024	$5	$1,967	$(95)	$1,263	$3,140
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive income	—	—	36	—	36
Cash dividends	—	—	—	(168)	(168)
Net income	—	—	—	157	157
Balance, September 30, 2024	$5	$1,972	$(59)	$1,252	$3,170

Three Months Ended September 30, 2023
Balance, July 1, 2023	$5	$1,946	$(114)	$1,204	$3,041
Share-based compensation expense, net of forfeitures	—	6	—	—	6
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive loss	—	—	(15)	—	(15)
Cash dividends	—	—	—	(120)	(120)
Net income	—	—	—	194	194
Balance, September 30, 2023	$5	$1,950	$(129)	$1,278	$3,104

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Nine Months Ended September 30, 2024
Balance, January 1, 2024	$5	$1,959	$(87)	$1,303	$3,180
Share-based compensation expense, net of forfeitures	—	23	—	—	23
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	28	—	28
Cash dividends	—	—	—	(434)	(434)
Net income	—	—	—	383	383
Balance, September 30, 2024	$5	$1,972	$(59)	$1,252	$3,170

Nine Months Ended September 30, 2023
Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 *	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	27	—	—	27
Withholding tax on shared-based compensation	—	(10)	—	—	(10)
Other comprehensive loss	—	—	(2)	—	(2)
Cash dividends	—	—	—	(403)	(403)
Net income	—	—	—	476	476
Balance, September 30, 2023	$5	$1,950	$(129)	$1,278	$3,104

* As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax. See Note 3 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information on the adoption of ASU 2022-02.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2024	2023

Cash flows from operating activities
Net income	$383	$476
Reconciling adjustments:
Provision for finance receivable losses	1,518	1,275
Depreciation and amortization	207	191
Deferred income tax benefit	(43)	(30)
Net loss (gain) on repurchases and repayments of debt	15	(1)
Share-based compensation expense, net of forfeitures	23	27
Gain on sales of finance receivables	(18)	(42)
Other	(4)	(1)
Cash flows due to changes in other assets and other liabilities	(136)	(55)
Net cash provided by operating activities	1,945	1,840

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,746)	(2,726)
Proceeds from sales of finance receivables	453	493
Foursight Acquisition, net of cash acquired	(64)	—
Available-for-sale securities purchased	(151)	(129)
Available-for-sale securities called, sold, and matured	328	274
Other securities purchased	(6)	(4)
Other securities called, sold, and matured	11	5
Other, net	(63)	(65)
Net cash used for investing activities	(2,238)	(2,152)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	3,186	3,743
Repayments and repurchases of long-term debt	(2,761)	(2,202)
Cash dividends	(434)	(403)
Withholding tax on share-based compensation	(10)	(10)
Net cash provided by (used for) financing activities	(19)	1,128

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(312)	816
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,545	951
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,233	$1,767

Supplemental cash flow information
Cash and cash equivalents	$540	$1,187
Restricted cash and restricted cash equivalents	693	580
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,233	$1,767

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2024

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

The goodwill of $37 million recognized from the Foursight Acquisition reflects the strategic benefits and opportunities of the combined company and is reported in our Consumer and Insurance (“C&I”) segment. Tax deductible goodwill is $52 million, reflecting differences in the allocation of purchase price for tax purposes. See Note 7 for a reconciliation of the carrying amount of goodwill at the beginning of 2024 and September 30, 2024.

Assets acquired include auto finance receivables with a fair value of $829 million on gross receivables of $908 million. Of this amount, we determined $226 million of gross receivables have experienced more-than-insignificant credit deterioration since origination (“purchased credit deteriorated” or “PCD” loans) and recorded an allowance for finance receivable losses for PCD loans of $31 million at the acquisition date. The remaining loans were deemed to be non-PCD loans, and an additional $61 million was recorded in our Allowance for finance receivable losses and recognized through Provision for finance receivable losses in our condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

September 30, 2024
Gross finance receivables *	$20,274	$1,945	$22,219	$538	$22,757
Unearned fees	(233)	(27)	(260)	—	(260)
Accrued finance charges and fees	331	18	349	—	349
Deferred origination costs	197	20	217	12	229
Total	$20,569	$1,956	$22,525	$550	$23,075

December 31, 2023
Gross finance receivables *	$19,977	$744	$20,721	$322	$21,043
Unearned fees	(223)	(13)	(236)	—	(236)
Accrued finance charges and fees	326	7	333	—	333
Deferred origination costs	194	7	201	8	209
Total	$20,274	$745	$21,019	$330	$21,349
* Consumer loan gross finance receivables equal the unpaid principal balance. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with current terms of less than one year, in which we agreed to sell a remaining total of $330 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations.

We sold a total of $124 million and $427 million of gross finance receivables during the three and nine months ended September 30, 2024, respectively, and $135 million and $450 million of gross finance receivables during the three and nine months ended September 30, 2023, respectively. The gain on the sales were $6 million and $18 million during the three and nine months ended September 30, 2024, respectively and $11 million and $42 million during the three and nine months ended September 30, 2023, respectively.

CREDIT QUALITY INDICATOR

We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio.

When consumer loans are 60 days contractually past due, we consider these accounts to be at an increased risk for loss and move collection of these accounts to our central collection operations. We consider our consumer loans to be nonperforming at 90 days or more contractually past due, at which point we stop accruing finance charges and reverse finance charges previously accrued. For our personal loans, we reversed net accrued finance charges of $40 million and $118 million during the three and nine months ended September 30, 2024, respectively, and $36 million and $104 million during the three and nine months ended September 30, 2023, respectively. For auto finance, reversed net accrued finance charges were immaterial during the three and nine months ended September 30, 2024 and 2023.

Finance charges recognized from the contractual interest portion of payments received on nonaccrual personal loans and auto finance loans were immaterial during the three and nine months ended September 30, 2024 and 2023. All consumer loans in nonaccrual status are considered in our estimate of allowance for finance receivable losses.

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued. For credit cards, net accrued finance charges and fees reversed were immaterial during the three and nine months ended September 30, 2024 and 2023.

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

September 30, 2024
Performing
Current	$7,694	$6,272	$3,467	$1,407	$366	$201	$19,407
30-59 days past due	53	136	106	54	15	12	376
60-89 days past due	28	96	69	36	10	7	246
Total performing	7,775	6,504	3,642	1,497	391	220	20,029
Nonperforming (Nonaccrual)
90+ days past due	33	216	165	85	24	17	540
Total	$7,808	$6,720	$3,807	$1,582	$415	$237	$20,569

Gross charge-offs *	$12	$464	$579	$304	$84	$58	$1,501
* Represents gross charge-offs for the nine months ended September 30, 2024.

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$9,759	$5,527	$2,454	$776	$376	$114	$19,006
30-59 days past due	113	153	88	27	16	7	404
60-89 days past due	74	104	59	17	10	4	268
Total performing	9,946	5,784	2,601	820	402	125	19,678
Nonperforming (Nonaccrual)
90+ days past due	125	259	143	40	21	8	596
Total	$10,071	$6,043	$2,744	$860	$423	$133	$20,274

Gross charge-offs *	$12	$517	$497	$147	$81	$33	$1,287
* Represents gross charge-offs for the nine months ended September 30, 2023.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

September 30, 2024
Performing
Current	$777	$600	$311	$119	$26	$17	$1,850
30-59 days past due	12	22	20	10	2	2	68
60-89 days past due	5	6	5	1	—	—	17
Total performing	794	628	336	130	28	19	1,935
Nonperforming (Nonaccrual)
90+ days past due	3	9	6	3	—	—	21
Total	$797	$637	$342	$133	$28	$19	$1,956

Gross charge-offs *	$3	$25	$25	$8	$1	$1	$63
* Represents gross charge-offs for the nine months ended September 30, 2024.

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$480	$203	$34	$2	$—	$—	$719
30-59 days past due	4	6	2	—	—	—	12
60-89 days past due	2	3	—	—	—	—	5
Total performing	486	212	36	2	—	—	736
Nonperforming (Nonaccrual)
90+ days past due	3	5	1	—	—	—	9
Total	$489	$217	$37	$2	$—	$—	$745

Gross charge-offs *	$1	$10	$4	$—	$—	$—	$15
* Represents gross charge-offs for the nine months ended September 30, 2023.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	September 30, 2024	December 31, 2023

Current	$482	$297
30-59 days past due	18	9
60-89 days past due	15	7
90+ days past due	35	17
Total	$550	$330

There were no credit cards that were converted to term loans at September 30, 2024 or December 31, 2023.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $318 million and $223 million at September 30, 2024 and December 31, 2023, respectively.

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

The period-end carrying value of finance receivables modified during the period was as follows:

	Three Months Ended September 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$82	$7	$141	$2
Interest rate reduction and principal forgiveness	126	—	101	—
Total modifications to borrowers experiencing financial difficulties	$208	$7	$242	$2

Modifications as a percent of net finance receivables by class	1.01%	0.38%	1.20%	0.33%

	Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$281	$14	$373	$5
Interest rate reduction and principal forgiveness	313	1	260	—
Total modifications to borrowers experiencing financial difficulties	$594	$15	$633	$5

Modifications as a percent of net finance receivables by class	2.89%	0.77%	3.14%	0.77%

The financial effect of modifications made during the period was as follows:

	Three Months Ended September 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	19.60%	12.47%	19.22%	12.60%
Weighted-average term extension (months)	21	13	27	22
Principal/interest forgiveness	$12	$—	$12	$—

	Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	18.76%	12.30%	20.21%	12.56%
Weighted-average term extension (months)	22	19	24	22
Principal/interest forgiveness	$33	$—	$32	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	September 30, 2024 (a)		September 30, 2023 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$538	$10	$461	$4
30-59 days past due	62	2	53	1
60-89 days past due	45	2	42	—
90+ days past due	100	2	76	1
Total	$745	$16	$632	$6
(a) Excludes $71 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. There were no auto finance receivables that were modified and subsequently charged off within the previous 12 months.
(b) Excludes $33 million of personal loan receivables that were modified and subsequently charged off. There were no auto finance receivables that were modified and subsequently charged off.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Three Months Ended September 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$50	$1	$35	$—
Interest rate reduction and principal forgiveness	16	—	10	—
Total	$66	$1	$45	$—

	Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$133	$2	$46	$1
Interest rate reduction and principal forgiveness	47	—	12	—
Total	$180	$2	$58	$1

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At September 30, 2024, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and nine months ended September 30, 2024 was driven by growth in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended September 30, 2024
Balance at beginning of period	$2,462	$102	$2,564
Provision for finance receivable losses	472	40	512
Charge-offs	(489)	(21)	(510)
Recoveries	78	1	79
Balance at end of period	$2,523	$122	$2,645

Three Months Ended September 30, 2023
Balance at beginning of period	$2,360	$32	$2,392
Provision for finance receivable losses	386	24	410
Charge-offs	(410)	(6)	(416)
Recoveries	63	—	63
Balance at end of period	$2,399	$50	$2,449

Nine Months Ended September 30, 2024
Balance at beginning of period	$2,415	$65	$2,480
Provision for finance receivable losses	1,411	107	1,518
Charge-offs	(1,564)	(51)	(1,615)
Recoveries	230	1	231
Other (a)	31	—	31
Balance at end of period	$2,523	$122	$2,645

Nine Months Ended September 30, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 (b)	(16)	—	(16)
Provision for finance receivable losses	1,227	48	1,275
Charge-offs	(1,302)	(19)	(1,321)
Recoveries	200	—	200
Balance at end of period	$2,399	$50	$2,449
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

6. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2024*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	68	—	(4)	64
Non-U.S. government and government sponsored entities	157	1	(4)	154
Corporate debt	1,048	8	(51)	1,005
Mortgage-backed, asset-backed, and collateralized:
RMBS	193	1	(18)	176
CMBS	29	—	(2)	27
CDO/ABS	72	1	(3)	70
Total	$1,579	$11	$(82)	$1,508

December 31, 2023*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$18	$—	$(1)	$17
Obligations of states, municipalities, and political subdivisions	72	—	(6)	66
Commercial paper	14	—	—	14
Non-U.S. government and government sponsored entities	172	1	(6)	167
Corporate debt	1,160	4	(79)	1,085
Mortgage-backed, asset-backed, and collateralized:
RMBS	202	—	(22)	180
CMBS	36	—	(3)	33
CDO/ABS	91	—	(6)	85
Total	$1,765	$5	$(123)	$1,647
*    The allowance for credit losses related to our investment securities as of September 30, 2024 and December 31, 2023 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $13 million and $14 million as of September 30, 2024 and December 31, 2023, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and nine months ended September 30, 2024 and 2023.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2024
U.S. government and government sponsored entities	$—	$—	$12	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	2	—	57	(4)	59	(4)
Non-U.S. government and government sponsored entities	11	—	75	(4)	86	(4)
Corporate debt	34	—	690	(51)	724	(51)
Mortgage-backed, asset-backed, and collateralized:
RMBS	—	—	143	(18)	143	(18)
CMBS	1	—	26	(2)	27	(2)
CDO/ABS	3	—	42	(3)	45	(3)
Total	$51	$—	$1,045	$(82)	$1,096	$(82)

December 31, 2023
U.S. government and government sponsored entities	$1	$—	$11	$(1)	$12	$(1)
Obligations of states, municipalities, and political subdivisions	2	—	62	(6)	64	(6)
Commercial paper	14	—	—	—	14	—
Non-U.S. government and government sponsored entities	22	—	97	(6)	119	(6)
Corporate debt	15	—	925	(79)	940	(79)
Mortgage-backed, asset-backed, and collateralized:
RMBS	5	—	152	(22)	157	(22)
CMBS	2	—	32	(3)	34	(3)
CDO/ABS	1	—	62	(6)	63	(6)
Total	$62	$—	$1,341	$(123)	$1,403	$(123)
*    Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, were not quantified in the table above.

On a lot basis, we had 1,596 and 1,984 investment securities in an unrealized loss position at September 30, 2024 and December 31, 2023, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of September 30, 2024, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of September 30, 2024, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2024 and 2023, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and nine months ended September 30, 2024 and 2023.

The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2024 totaled $94 million and $138 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2023 totaled $27 million and $74 million, respectively. The net realized gains and losses were immaterial during the three and nine months ended September 30, 2024 and 2023.

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2024 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$162	$163
Due after 1 year through 5 years	540	548
Due after 5 years through 10 years	410	439
Due after 10 years	123	135
Mortgage-backed, asset-backed, and collateralized securities	273	294
Total	$1,508	$1,579

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $478 million and $524 million at September 30, 2024 and December 31, 2023, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2024	December 31, 2023

Fixed maturity other securities:
Bonds	$20	$22
Preferred stock	15	16
Common stock	38	34
Total	$73	$72

Net unrealized gains and losses on other securities held were immaterial for the three and nine months ended September 30, 2024 and 2023. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and nine months ended September 30, 2024 and 2023.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment.

7. Goodwill and Other Intangible Assets

GOODWILL

As a result of the Foursight Acquisition, we recorded $37 million of goodwill, which we report in our C&I segment. See Note 2 for further information.

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Consumer and Insurance

Nine Months Ended September 30, 2024
Balance at beginning of period	$1,437
Goodwill recognized upon acquisition	37
Balance at end of period	$1,474

We did not record any impairments to goodwill during the nine months ended September 30, 2024.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount *	Accumulated Amortization	Net Other Intangible Assets

September 30, 2024
Trade names	$224	$—	$224
Licenses	25	—	25
Customer relationships	22	(1)	21
VOBA	105	(93)	12
Other	7	(1)	6
Total	$383	$(95)	$288

December 31, 2023
Trade names	$220	$—	$220
Licenses	25	—	25
VOBA	105	(91)	14
Other	1	—	1
Total	$351	$(91)	$260
*    In connection with the Foursight Acquisition, we recorded $32 million of intangible assets.

Amortization expense was immaterial for the nine months ended September 30, 2024, and 2023.

8. Long-term Debt

Principal maturities of long-term debt by type of debt at September 30, 2024 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-10.98%	6.21%	6.14%-6.36%	3.50%-9.00%	7.31%

Remainder of 2024	$—	$—	$—	$—	$—	$—
2025	—	—	—	—	—	—
2026	—	—	—	1,600	—	1,600
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029-2067	—	—	—	4,682	350	5,032
Secured (c)	12,178	350	176	—	—	12,704
Total principal maturities	$12,178	$350	$176	$8,382	$350	$21,436

Total carrying amount	$12,130	$350	$176	$8,309	$172	$21,137
Debt issuance costs (d)	(40)	—	—	(69)	—	(109)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at September 30, 2024.
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
(d) Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and unsecured corporate revolver, which totaled $41 million at September 30, 2024 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At September 30, 2024, the total maximum borrowing capacity of our unsecured corporate revolver was $1.1 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

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

(dollars in millions)	September 30, 2024	December 31, 2023

Assets
Cash and cash equivalents	$5	$2
Net finance receivables	14,159	12,780
Allowance for finance receivable losses	1,631	1,428
Restricted cash and restricted cash equivalents	662	523
Other assets	43	32

Liabilities
Long-term debt	$12,656	$11,579
Other liabilities	31	27

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $164 million and $463 million during the three and nine months ended September 30, 2024, respectively, compared to $128 million and $343 million during the three and nine months ended September 30, 2023, respectively.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of September 30, 2024, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $300 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to five years as of September 30, 2024. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At September 30, 2024, the maximum borrowing capacity of $350 million was outstanding under the private secured term funding collateralized by our consumer loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 19 revolving conduit facilities with a total maximum borrowing capacity of $6.9 billion as of September 30, 2024. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of September 30, 2024. Amounts drawn on these facilities are collateralized by our consumer loans.

10. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2024	2023

Balance at beginning of period	$108	$93
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	105	90
Additions for losses and loss adjustment expenses incurred to:
Current year	142	127
Prior years *	(11)	(2)
Total	131	125
Reductions for losses and loss adjustment expenses paid related to:
Current year	(79)	(67)
Prior years	(56)	(49)
Total	(135)	(116)
Net balance at end of period	101	99
Plus reinsurance recoverables	3	3
Balance at end of period	$104	$102
*    At September 30, 2024, there was a redundancy in the prior years’ net reserves due to favorable development of credit disability claims during the period. At September 30, 2023, there was a redundancy in the prior years’ net reserves due to favorable development of credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$217	$41	$252	$48
Effect of cumulative changes in discount rate assumptions (beginning of period)	(5)	—	(8)	—
Beginning balance at original discount rate	212	41	244	48
Effect of changes in cash flow assumptions	(3)	1	(2)	(1)
Effect of actual variances from expected experience	(15)	(6)	(7)	(1)
Adjusted balance at beginning of period	194	36	235	46
Interest accretion	8	1	9	2
Net premiums collected	(20)	(4)	(25)	(5)
Ending balance at original discount rate	182	33	219	43
Effect of changes in discount rate assumptions	7	1	(3)	(2)
Balance at ending of period	$189	$34	$216	$41

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$435	$113	$483	$126
Effect of cumulative changes in discount rate assumptions (beginning of period)	(12)	—	(17)	(1)
Beginning balance at original discount rate	423	113	466	125
Effect of changes in cash flow assumptions	(4)	2	(4)	(1)
Effect of actual variances from expected experience	(18)	(8)	(9)	1
Adjusted balance at beginning of period	401	107	453	125
Net issuances	3	1	2	1
Interest accretion	16	4	18	4
Benefit payments	(38)	(12)	(41)	(14)
Ending balance at original discount rate	382	100	432	116
Effect of changes in discount rate assumptions	18	1	(4)	(5)
Balance at ending of period	$400	$101	$428	$111

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$211	$67	$212	$70
Deferred profit liability	12	49	14	53
Total net liability for future policy benefits	$223	$116	$226	$123

The weighted-average duration of the liability for future policy benefits was 8 years at September 30, 2024 and September 30, 2023.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2024	2023
Term and whole life	$223	$226
Accidental death and disability protection	116	123
Other*	258	250
Total	$597	$599
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$377	$125	$445	$150
Discounted	280	92	310	105
Expected future benefit payments:
Undiscounted	542	147	622	171
Discounted	400	101	428	111

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$39	$13	$44	$14

Interest accretion	$8	$3	$9	$3

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Nine Months Ended September 30,
	2024		2023
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.36%	0.01%	0.38%	0.01%
Actual	0.34%	0.01%	0.35%	0.01%
Lapses:
Expected	3.79%	1.84%	2.85%	1.95%
Actual	3.61%	3.79%	2.27%	2.07%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2024		2023
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.28%	4.86%	5.27%	4.86%
Current discount rate	4.79%	4.86%	5.60%	5.59%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Balance at beginning of period	119,758,091	120,446,799	119,757,277	121,042,125
Common stock issued	45,729	45,507	269,003	261,955
Common stock repurchased	(420,486)	(268,269)	(680,709)	(1,120,903)
Treasury stock issued	20,294	21,260	58,057	62,120
Balance at end of period	119,403,628	120,245,297	119,403,628	120,245,297

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2024	2023	2024	2023

Numerator (basic and diluted):
Net income	$157	$194	$383	$476
Denominator:
Weighted average number of shares outstanding (basic)	119,674,809	120,407,889	119,763,844	120,571,103
Effect of dilutive securities *	443,298	346,805	418,809	219,382
Weighted average number of shares outstanding (diluted)	120,118,107	120,754,694	120,182,653	120,790,485
Earnings per share:
Basic	$1.32	$1.61	$3.20	$3.95
Diluted	$1.31	$1.61	$3.18	$3.94
* We have excluded weighted-average unvested restricted stock units totaling 701,763 and 886,333 for the three months ended September 30, 2024 and 2023, respectively, and 742,565 and 933,663 for the nine months ended September 30, 2024 and 2023, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

12. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in discount rate for insurance claims and policyholder liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2024
Balance at beginning of period	$(100)	$(8)	$(6)	$(1)	$20	$(95)
Other comprehensive income (loss) before reclassifications	42	—	2	(8)	(2)	34
Reclassification adjustments from accumulated other comprehensive income (loss)	2	—	—	—	—	2
Balance at end of period	$(56)	$(8)	$(4)	$(9)	$18	$(59)

Three Months Ended September 30, 2023
Balance at beginning of period	$(124)	$(8)	$(2)	$(3)	$23	$(114)
Other comprehensive income (loss) before reclassifications	(22)	—	(3)	7	3	(15)
Balance at end of period	$(146)	$(8)	$(5)	$4	$26	$(129)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
Other comprehensive income (loss) before reclassifications	35	—	(2)	(4)	(3)	26
Reclassification adjustments from accumulated other comprehensive income (loss)	2	—	—	—	—	2
Balance at end of period	$(56)	$(8)	$(4)	$(9)	$18	$(59)

Nine Months Ended September 30, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	(15)	—	—	12	1	(2)
Balance at end of period	$(146)	$(8)	$(5)	$4	$26	$(129)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and nine months ended September 30, 2024 and 2023.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2024 and 2023.

13. Income Taxes

We had a net deferred tax asset of $513 million and $477 million at September 30, 2024 and December 31, 2023, respectively.

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

The effective tax rate for the nine months ended September 30, 2024 was 23.9%, compared to 23.1% for the same period in 2023. The effective tax rate for the nine months ended September 30, 2024 and 2023 differed from the federal statutory rate of 21% primarily due to the effect of state income taxes.

We are under examination by various states for the years 2017 to 2022. Management believes it has adequately provided for taxes for such years.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $12 million at September 30, 2024 and $11 million at December 31, 2023. We accrue interest related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our condensed consolidated financial statements.

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

15. Segment Information

At September 30, 2024, C&I is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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
•Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets, including amortization of other historical deferred costs and the amortization of purchased software assets on a historical cost basis; and
•Assets - revalues assets based on their fair values at the effective date of the acquisition. Assets were adjusted to present the impacts of deferred taxes associated with the acquisition on a net basis at September 30, 2024.

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2024
Interest income	$1,271	$1	$10	$1,282
Interest expense	299	1	1	301
Provision for finance receivable losses	512	—	—	512
Net interest income after provision for finance receivable losses	460	—	9	469
Other revenues	181	2	(1)	182
Other expenses	441	2	1	444
Income before income tax expense	$200	$—	$7	$207

Three Months Ended September 30, 2023
Interest income	$1,166	$1	$—	$1,167
Interest expense	265	1	1	267
Provision for finance receivable losses	410	—	—	410
Net interest income after provision for finance receivable losses	491	—	(1)	490
Other revenues	182	3	—	185
Other expenses	423	7	(1)	429
Income (loss) before income tax expense (benefit)	$250	$(4)	$—	$246

Nine Months Ended September 30, 2024
Interest income	$3,653	$3	$17	$3,673
Interest expense	871	1	2	874
Provision for finance receivable losses	1,458	—	60	1,518
Net interest income after provision for finance receivable losses	1,324	2	(45)	1,281
Other revenues	531	6	(1)	536
Other expenses	1,307	7	—	1,314
Income before income tax expense	$548	$1	$(46)	$503

Assets	$24,437	$14	$1,127	$25,578

Nine Months Ended September 30, 2023
Interest income	$3,373	$3	$1	$3,377
Interest expense	744	2	3	749
Provision for finance receivable losses	1,275	—	—	1,275
Net interest income after provision for finance receivable losses	1,354	1	(2)	1,353
Other revenues	543	5	—	548
Other expenses	1,273	11	(2)	1,282
Income (loss) before income tax expense (benefit)	$624	$(5)	$—	$619

Assets	$22,899	$30	$1,217	$24,146

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2024
Assets
Cash and cash equivalents	$572	$5	$—	$577	$577
Investment securities	57	1,521	3	1,581	1,581
Net finance receivables, less allowance for finance receivable losses	—	—	22,641	22,641	20,430
Restricted cash and restricted cash equivalents	686	7	—	693	693
Other assets *	—	—	36	36	25

Liabilities
Long-term debt	$—	$21,311	$—	$21,311	$21,137

December 31, 2023
Assets
Cash and cash equivalents	$1,014	$—	$—	$1,014	$1,014
Investment securities	54	1,662	3	1,719	1,719
Net finance receivables, less allowance for finance receivable losses	—	—	20,490	20,490	18,869
Restricted cash and restricted cash equivalents	534	—	—	534	534
Other assets *	—	—	40	40	29

Liabilities
Long-term debt	$—	$19,457	$—	$19,457	$19,813
*Other assets at September 30, 2024 and December 31, 2023 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2024
Assets
Cash equivalents in mutual funds	$189	$—	$—	$189
Cash equivalents in securities	—	5	—	5
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	64	—	64
Non-U.S. government and government sponsored entities	—	154	—	154
Corporate debt	6	998	1	1,005
RMBS	—	176	—	176
CMBS	—	27	—	27
CDO/ABS	—	70	—	70
Total available-for-sale securities	6	1,501	1	1,508
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	16	—	16
Total bonds	—	20	—	20
Preferred stock	15	—	—	15
Common stock	36	—	2	38
Total other securities	51	20	2	73
Total investment securities	57	1,521	3	1,581
Restricted cash equivalents in mutual funds	672	—	—	672
Restricted cash equivalents in securities	—	7	—	7
Total	$918	$1,533	$3	$2,454

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2023
Assets
Cash equivalents in mutual funds	$97	$—	$—	$97
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	14	—	14
Non-U.S. government and government sponsored entities	—	167	—	167
Corporate debt	6	1,078	1	1,085
RMBS	—	180	—	180
CMBS	—	33	—	33
CDO/ABS	—	85	—	85
Total available-for-sale securities	6	1,640	1	1,647
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	18	—	18
Total bonds	—	22	—	22
Preferred stock	16	—	—	16
Common stock	32	—	2	34
Total other securities	48	22	2	72
Total investment securities	54	1,662	3	1,719
Restricted cash equivalents in mutual funds	525	—	—	525
Total	$676	$1,662	$3	$2,341

Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2024 and 2023, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and nine months ended September 30, 2024 and 2023.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At September 30, 2024, we had approximately 2.4 million personal loans totaling $20.6 billion of net finance receivables, of which 49% were secured by titled property, compared to approximately 2.4 million personal loans totaling $20.3 billion of net finance receivables, of which 48% were secured by titled property at December 31, 2023. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through our dealership network. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At September 30, 2024, we had approximately 120 thousand auto finance loans totaling $2.0 billion of net finance receivables, compared to approximately 54 thousand auto finance loans totaling $745 million of net finance receivables at December 31, 2023. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, through direct mail, and through our digital affiliates. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At September 30, 2024, we had approximately 711 thousand open credit card customer accounts, totaling $550 million of net finance receivables, compared to approximately 431 thousand open credit card customer accounts, totaling $330 million of net finance receivables at December 31, 2023.

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

OUR SEGMENT

At September 30, 2024, Consumer and Insurance (“C&I”) is our only reportable segment, which includes personal loans, auto finance, credit cards, and optional products. At September 30, 2024, we had $24.3 billion of managed receivables due from approximately 3.3 million customer accounts, compared to $22.2 billion of managed receivables due from approximately 3.0 million customer accounts at December 31, 2023.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Acquisition of Foursight Capital LLC

On April 1, 2024, we completed our previously announced acquisition of Foursight Capital LLC (“Foursight”), a wholly owned subsidiary of Jefferies Financial Group, Inc. Foursight is an automobile finance company that purchases and services automobile retail installment contracts. Contracts are sourced through an extensive network of auto dealers. We believe Foursight’s seasoned team, scalable technology, tested credit models, franchise dealer network, and loan portfolio will support OneMain’s disciplined expansion into the auto lending business. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information.

Issuance and Redemption of Unsecured Debt

On May 22, 2024, OMFC issued a total of $750 million aggregate principal amount of 7.500% Senior Notes due 2031.

On June 10, 2024, OMFC paid a net aggregate amount of $1.0 billion, inclusive of accrued interest and premium, to complete the redemption of its 6.875% Senior Notes due 2025.

On August 19, 2024, OMFC issued a Social Bond offering for a total of $750 million aggregate principal amount of 7.125% Senior Notes due 2031.

Unsecured Corporate Revolver

On September 6, 2024, OMFC amended its unsecured corporate revolver. At September 30, 2024, the total maximum borrowing capacity was $1.1 billion.

For information regarding the issuances and redemption of our unsecured debt and our unsecured corporate revolver, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

Resignation of a Member of the OMH Board of Directors

On September 17, 2024, Aneek S. Mamik resigned from the OMH Board of Directors.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023

Interest income	$1,282	$1,167	$3,673	$3,377
Interest expense	301	267	874	749
Provision for finance receivable losses	512	410	1,518	1,275
Net interest income after provision for finance receivable losses	469	490	1,281	1,353
Other revenues	182	185	536	548
Other expenses	444	429	1,314	1,282
Income before income taxes	207	246	503	619
Income taxes	50	52	120	143
Net income	$157	$194	$383	$476

Share Data:
Earnings per share:
Diluted	$1.31	$1.61	$3.18	$3.94

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$23,075	$21,067	$23,075	$21,067
Average net receivables	$22,802	$20,832	$22,070	$20,282
Gross charge-off ratio (b)	8.89%	7.94%	9.60%	8.70%
Recovery ratio	(1.37)%	(1.20)%	(1.40)%	(1.31)%
Net charge-off ratio (b)	7.52%	6.74%	8.20%	7.39%

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$20,569	$20,175	$20,569	$20,175
Origination volume	$3,402	$3,122	$9,048	$9,426
Number of accounts	2,363,314	2,352,803	2,363,314	2,352,803
Number of accounts originated	323,755	322,783	867,560	935,941
Auto finance:
Net finance receivables	$1,956	$660	$1,956	$660
Origination volume	$310	$156	$769	$411
Number of accounts	120,341	47,937	120,341	47,937
Number of accounts originated	14,648	9,515	39,428	25,678
Consumer loans:
Net finance receivables	$22,525	$20,835	$22,525	$20,835
Yield	22.29%	22.20%	22.18%	22.23%
Origination volume	$3,712	$3,278	$9,817	$9,837
Number of accounts	2,483,655	2,400,740	2,483,655	2,400,740
Number of accounts originated	338,403	332,298	906,988	961,619
Net charge-off ratio (b)	7.33%	6.68%	8.06%	7.32%
30-89 Delinquency ratio	3.14%	2.98%	3.14%	2.98%
Credit cards:
Net finance receivables	$550	$232	$550	$232
Purchase volume	$236	$131	$622	$265
Number of open accounts	710,577	339,446	710,577	339,446
Debt balances:
Long-term debt balance	$21,137	$19,851	$21,137	$19,851
Average daily debt balance	$20,906	$19,607	$20,501	$18,833
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b) The calculation for the nine months ended September 30, 2024 has been adjusted for policy alignment associated with the Foursight Acquisition.

Comparison of Consolidated Results for Three and Nine Months Ended September 30, 2024 and 2023

Interest income increased $115 million or 10% and $296 million or 9% for the three and nine months ended September 30, 2024 when compared to the same periods in 2023 due to growth in average net receivables.

Interest expense increased $34 million or 13% and $125 million or 17% for the three and nine months ended September 30, 2024 when compared to the same periods in 2023 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $102 million or 25% for the three months ended September 30, 2024 when compared to the same period in 2023 due to higher net charge-offs and an increase in the allowance for finance receivable losses driven by growth in our receivables, partially offset by an increase in recoveries in the current period.

Provision for finance receivable losses increased $243 million or 19% for the nine months ended September 30, 2024 when compared to the same period in 2023 due to higher net charge-offs related to growth in our receivables, including the impact of the Foursight Acquisition. The increase was partially offset by an increase in recoveries in the current period and a larger build in the allowance for finance receivable losses in the prior period.

Other revenues remained consistent for the three and nine months ended September 30, 2024 when compared to the same periods in 2023.

Other expenses increased $15 million or 3% for the three months ended September 30, 2024 when compared to the same period in 2023 driven by an increase in general operating expenses due to growth in our receivables and our strategic investments in the business.

Other expenses increased $32 million or 2% for the nine months ended September 30, 2024 when compared to the same period in 2023 driven by an increase in general operating expenses due to our strategic investments in the business, including the Foursight Acquisition and growth in our receivables, and restructuring charges in the current period associated with strategic cost-savings initiatives. The increase was partially offset by regulatory settlements in the prior period.

Income taxes decreased $2 million or 4% and $23 million or 16% for the three and nine months ended September 30, 2024 when compared to the same periods in 2023 due to lower pretax income.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes restructuring charges, net gain or loss resulting from repurchases and repayments of debt, acquisition-related transaction and integration expenses, regulatory settlements, and other items and strategic activities. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH’s reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$200	$250	$548	$624
Adjustments:
Restructuring charges	1	—	28	—
Net (gain) loss on repurchases and repayments of debt	—	—	14	(1)
Acquisition-related transaction and integration expenses	1	—	3	—
Regulatory settlements	—	—	—	24
Other	—	2	4	4
Adjusted pretax income (non-GAAP)	202	252	597	651

Provision for finance receivable losses	512	410	1,458	1,275
Net charge-offs	(432)	(353)	(1,385)	(1,121)
Pretax capital generation (non-GAAP)	$282	$309	$670	$805

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

CONSUMER AND INSURANCE
See the table below for OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023

Interest income	$1,271	$1,166	$3,653	$3,373
Interest expense	299	265	871	744
Provision for finance receivable losses	512	410	1,458	1,275
Net interest income after provision for finance receivable losses	460	491	1,324	1,354
Other revenues	181	182	545	542
Other expenses	439	421	1,272	1,245
Adjusted pretax income (non-GAAP)	$202	$252	$597	$651

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$23,128	$21,068	$23,128	$21,068
Average net receivables	$22,860	$20,833	$22,112	$20,283
Gross charge-off ratio (b)	8.89%	7.94%	9.59%	8.71%
Recovery ratio	(1.37)%	(1.20)%	(1.40)%	(1.31)%
Net charge-off ratio (b)	7.52%	6.74%	8.20%	7.39%

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$20,569	$20,176	$20,569	$20,176
Origination volume	$3,402	$3,122	$9,048	$9,426
Number of accounts	2,363,314	2,352,803	2,363,314	2,352,803
Number of accounts originated	323,755	322,783	867,560	935,941
Auto finance:
Net finance receivables	$2,009	$660	$2,009	$660
Origination volume	$310	$156	$769	$411
Number of accounts	120,341	47,937	120,341	47,937
Number of accounts originated	14,648	9,515	39,428	25,678
Consumer loans:
Net finance receivables	$22,578	$20,836	$22,578	$20,836
Yield	22.06%	22.20%	22.03%	22.23%
Origination volume	$3,712	$3,278	$9,817	$9,837
Number of accounts	2,483,655	2,400,740	2,483,655	2,400,740
Number of accounts originated	338,403	332,298	906,988	961,619
Net charge-off ratio (b)	7.33%	6.68%	8.05%	7.32%
30-89 Delinquency ratio	3.14%	2.98%	3.14%	2.98%
Credit cards:
Net finance receivables	$550	$232	$550	$232
Purchase volume	$236	$131	$622	$265
Number of open accounts	710,577	339,446	710,577	339,446
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b) The calculation for the nine months ended September 30, 2024 has been adjusted for policy alignment associated with the Foursight Acquisition.

Comparison of Adjusted Pretax Income for Three and Nine Months Ended September 30, 2024 and 2023

Interest income increased $105 million or 9% and $280 million or 8% for the three and nine months ended September 30, 2024 when compared to the same periods in 2023 due to growth in average net receivables.

Interest expense increased $34 million or 13% and $127 million or 17% for the three and nine months ended September 30, 2024 when compared to the same periods in 2023 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $102 million or 25% for the three months ended September 30, 2024 when compared to the same period in 2023 due to higher net charge-offs and an increase in the allowance for finance receivable losses driven by growth in our receivables, partially offset by an increase in recoveries in the current period.

Provision for finance receivable losses increased $183 million or 14% for the nine months ended September 30, 2024 when compared to the same period in 2023 due to higher net charge-offs related to growth in our receivables, including the impact of the Foursight Acquisition. The increase was partially offset by a larger build in the allowance for finance receivable losses in the prior year period and an increase in recoveries in the current period.

Other revenues remained consistent for the three and nine months ended September 30, 2024 when compared to the same periods in 2023.

Other expenses increased $18 million or 4% for the three months ended September 30, 2024 when compared to the same period in 2023 driven by an increase in general operating expenses due to growth in our receivables and our strategic investments in the business.

Other expenses increased $27 million or 2% for the nine months ended September 30, 2024 when compared to the same period in 2023 driven by an increase in general operating expenses due to our strategic investments in the business, including the Foursight Acquisition and growth in our receivables. The increase was partially offset by a decrease in salaries and benefits expense reflecting the cost benefits of the restructuring initiatives taken in the first quarter of 2024.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $23.1 billion at September 30, 2024 and $21.3 billion at December 31, 2023. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
September 30, 2024
Current	$21,306	$482
30-89 days past due	710	33
90+ days past due	562	35
Total net finance receivables	$22,578	$550

Delinquency ratio
30-89 days past due	3.14%	5.93%
30+ days past due	5.63%	12.29%
90+ days past due	2.49%	6.36%

December 31, 2023
Current	$19,725	$297
30-89 days past due	689	16
90+ days past due	605	17
Total net finance receivables	$21,019	$330

Delinquency ratio
30-89 days past due	3.28%	4.93%
30+ days past due	6.16%	9.96%
90+ days past due	2.88%	5.03%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At September 30, 2024, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended September 30, 2024
Balance at beginning of period	$2,469	$102	$(7)	$2,564
Provision for finance receivable losses	472	40	—	512
Charge-offs	(490)	(21)	1	(510)
Recoveries	78	1	—	79
Balance at end of period	$2,529	$122	$(6)	$2,645

Three Months Ended September 30, 2023
Balance at beginning of period	$2,360	$32	$—	$2,392
Provision for finance receivable losses	386	24	—	410
Charge-offs	(410)	(6)	—	(416)
Recoveries	63	—	—	63
Balance at end of period	$2,399	$50	$—	$2,449

Nine Months Ended September 30, 2024
Balance at beginning of period	$2,415	$65	$—	$2,480
Provision for finance receivable losses	1,351	107	60	1,518
Charge-offs	(1,565)	(51)	1	(1,615)
Recoveries	230	1	—	231
Other (a)	98	—	(67)	31
Balance at end of period	$2,529	$122	$(6)	$2,645

Net finance receivables	$22,578	$550	$(53)	$23,075
Allowance ratio	11.20%	22.11%	N/A	11.46%

Nine Months Ended September 30, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (b)	(20)	—	4	(16)
Provision for finance receivable losses	1,227	48	—	1,275
Charge-offs	(1,302)	(19)	—	(1,321)
Recoveries	200	—	—	200
Balance at end of period	$2,399	$50	$—	$2,449

Net finance receivables	$20,836	$232	$(1)	$21,067
Allowance ratio	11.51%	21.69%	N/A	11.62%
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

During the nine months ended September 30, 2024, OMH generated net income of $383 million. OMH’s net cash outflow from operating and investing activities totaled $291 million for the nine months ended September 30, 2024. At September 30, 2024, our scheduled interest payments for 2024 totaled $66 million and there were no scheduled principal payments for 2024 on our existing unsecured debt. As of September 30, 2024, we had $9.0 billion of unencumbered receivables.

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

On August 19, 2024, OMFC issued a Social Bond offering for a total of $750 million aggregate principal amount of 7.125% Senior Notes due 2031 under the Base Indenture, as supplemented by the Eighteenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis. OMFC intends to allocate an amount equivalent to the net proceeds from the offering to finance or refinance, in part or in full, a portfolio of new or existing loans that meet the eligibility criteria of OneMain Financial’s Social Bond Framework.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the nine months ended September 30, 2024, we repurchased $267 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At September 30, 2024, the borrowing capacity of our corporate revolver was $1.1 billion.

Securitizations and Borrowings from Revolving Conduit Facilities and Credit Card Revolving VFN Facilities

During the nine months ended September 30, 2024, we completed one new consumer loan securitization (OMFIT 2024-1, see “Securitized Borrowings” below) and redeemed one consumer loan securitization (FCRT 2021-1, see “Securitized Borrowings” below). During the nine months ended September 30, 2024, we entered into three new revolving conduit facilities. At September 30, 2024, $176 million was drawn under our revolving conduit facilities, and the remaining borrowing capacity was $6.7 billion. At September 30, 2024, we had $13.8 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding.

During the nine months ended September 30, 2024, we entered into two credit card revolving VFN facilities. At September 30, 2024, the maximum capacity of our credit card revolving VFN facilities was $300 million. At September 30, 2024, we had $227 million of credit card principal balances held in OMFCT for our credit card revolving VFN facilities.

Private Secured Term Funding

At September 30, 2024, the maximum borrowing capacity of $350 million was outstanding under the private secured term funding collateralized by our consumer loans. No principal payments are required to be made until after April 25, 2025, followed by a subsequent one-year amortization period, which upon expiration the outstanding principal is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of September 30, 2024	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the nine months ended September 30, 2024, OMH repurchased 680,709 shares of its common stock through its stock repurchase program for an aggregate total of $32 million, including commissions and fees. As of September 30, 2024, OMH held a total of 16,006,456 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $65 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of September 30, 2024, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 7, 2024	February 20, 2024	February 23, 2024	$1.00	$120
April 30, 2024	May 10, 2024	May 17, 2024	1.04	125
July 31, 2024	August 12, 2024	August 16, 2024	1.04	125
Total			$3.08	$370

To provide funding for the dividend, OMFC paid dividends of $365 million to OMH during the nine months ended September 30, 2024.

On October 30, 2024, OMH declared a dividend of $1.04 per share payable on November 18, 2024 to record holders of OMH’s common stock as of the close of business on November 12, 2024. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after November 13, 2024.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with current terms of less than one year, in which we agreed to sell a remaining total of $330 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest.

During the three and nine months ended September 30, 2024, we sold a total of $124 million and $427 million of gross finance receivables, respectively, compared to $135 million and $450 million during the same periods in 2023. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $1.9 billion for the nine months ended September 30, 2024 reflected net income of $383 million, the impact of non-cash items including provision for finance receivable losses of $1.5 billion, and an unfavorable change in working capital of $134 million. Net cash provided by operations of $1.8 billion for the nine months ended September 30, 2023 reflected net income of $476 million, the impact of non-cash items including provision for finance receivable losses of $1.3 billion, and an unfavorable change in working capital of $54 million.

OMH’s Investing Activities

Net cash used for investing activities of $2.2 billion for the nine months ended September 30, 2024 and 2023 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash provided by financing activities of $13 million and $1.1 billion for the nine months ended September 30, 2024 and 2023, respectively, was due to the issuances and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt, cash dividends paid, and common stock repurchased.

OMH’s Cash and Investments

At September 30, 2024, we had $577 million of cash and cash equivalents, which included $266 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2024, we had $1.6 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. During the nine months ended September 30, 2024, AHL and Triton paid extraordinary dividends to OneMain Financial Holdings, LLC (“OMFH”) of $70 million and $30 million, respectively. During the nine months ended September 30, 2023, AHL and Triton paid ordinary dividends to OMFH of $98 million and $58 million, respectively, and paid extraordinary dividends to OMFH of $67 million and $2 million, respectively. See Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2023.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of September 30, 2024, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	$368	$381	$104	$132	4.57%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.82%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	1,000	1,068	5.17%	2 years
OMFIT 2022-3	979	1,090	796	1,090	6.00%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.45%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
ODART 2019-1	737	750	471	516	3.87%	5 years
ODART 2021-1	1,000	1,053	543	553	1.07%	2 years
ODART 2022-1	600	632	507	515	5.11%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
FCRT 2021-2 (c)	280	281	56	54	2.18%	N/A
FCRT 2022-1 (c)	293	294	83	81	2.86%	N/A
FCRT 2022-2 (c)	215	233	68	86	5.70%	N/A
FCRT 2023-1 (c)	182	199	89	105	5.82%	N/A
FCRT 2023-2 (c)	200	208	125	133	6.43%	N/A
FCRT 2024-1 (c)	210	214	161	166	6.01%	N/A
Total securitizations	$14,278	$15,382	$12,178	$13,495
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of September 30, 2024.
(c) On April 1, 2024, we assumed the following securitizations as part of the Foursight Acquisition. See Note 2 for additional information.

Revolving Conduit Facilities
We had access to 19 revolving conduit facilities with a total borrowing capacity of $6.9 billion as of September 30, 2024:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Seine River Funding, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding XI, LLC	425	—
OneMain Financial Funding VIII, LLC	400	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
Chicago River Funding, LLC	375	175
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
OneMain Foursight Auto I, LLC	175	—
OneMain Foursight Auto II, LLC	175	—
OneMain Foursight Auto III, LLC	175	—
Total	$6,925	$176

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $300 million as of September 30, 2024:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	150	—
Total	$300	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2024 or December 31, 2023.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2024.

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

As of September 30, 2024, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of September 30, 2024 to provide the reasonable assurance described above.

On April 1, 2024, we completed the Foursight Acquisition. The financial results of this acquisition are included in our unaudited condensed consolidated financial statements as of the quarter ended September 30, 2024. As this acquisition occurred in the second quarter of 2024, the scope of our assessment of our internal control over financial reporting does not include Foursight. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope up to one year from acquisition. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of Foursight, and will make changes to our internal control framework, as necessary.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of September 30, 2024, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of September 30, 2024 to provide the reasonable assurance described above.

On April 1, 2024, we completed the Foursight Acquisition. The financial results of this acquisition are included in our unaudited condensed consolidated financial statements as of the quarter ended September 30, 2024. As this acquisition occurred in the second quarter of 2024, the scope of our assessment of our internal control over financial reporting does not include Foursight. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope up to one year from acquisition. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of Foursight, and will make changes to our internal control framework, as necessary.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended September 30, 2024, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1 - July 31	—	$—	—	$647,889,992
August 1 - August 31	74,474	45.72	74,474	644,485,068
September 1 - September 30	346,012	44.48	346,012	629,096,025
Total	420,486	$44.70	420,486
(a)    On February 2, 2022, the Board authorized a $1 billion stock repurchase program, excluding fees, commissions, and other expenses related to the repurchases, originally scheduled to expire on December 31, 2024. On October 16, 2024, the Board approved an extension of the repurchase program to December 31, 2026. The timing, number and share price of any additional shares repurchased will be determined by OMH based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. OMH is not obligated to purchase any shares under the program, which may be modified, suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.
During the quarter ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index.

Exhibit Number	Description
4.1
Eighteenth Supplemental Indenture relating to the Notes, dated as of August 19, 2024, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.125% Senior Notes due 2031 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on August 19, 2024

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	October 30, 2024	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	October 30, 2024	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)