Form 10-K
period 2024-12-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2025-02-07
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2024

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2024 was $5,532,276,469. All of OneMain Finance Corporation’s common stock is held by OneMain Holdings, Inc.

At January 27, 2025, there were 119,368,020 shares of OneMain Holdings, Inc.'s common stock, $0.01 par value, outstanding.
At January 27, 2025, there were 10,160,021 shares of OneMain Finance Corporation's common stock, $0.50 par value, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K is incorporated by reference from OneMain Holdings, Inc.'s Definitive Proxy Statement for its 2025 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	OneMain 401(k) Plan
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	this Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2024, filed with the SEC on February 7, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2022-02	The accounting standard issued by FASB in March of 2022, Financial Instruments - Credit Losses: Troubled Debt Restructurings and Vintage Disclosures
Auto finance	financing at the point of purchase through a network of auto dealerships
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of net finance receivables for each day in the period
Bps	basis points
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CEO	chief executive officer
CFO	chief financial officer
CFPB	Consumer Financial Protection Bureau
CISO	chief information security officer
CMBS	commercial mortgage-backed securities
Compensation Committee	the committee of the OMH Board of Directors, which oversees OMH's compensation programs
Consumer loans	consist of Personal loans and Auto finance
CTO	chief technology officer
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOI	Department of Insurance
ERISA	Employee Retirement Income Security Act of 1974
ESP Plan	OneMain Employee Stock Purchase Plan, effective January 1, 2022
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCRT	Foursight Capital Automobile Receivables Trust
Fixed charge ratio	earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends
Foursight	Foursight Capital LLC
Foursight Acquisition	acquisition of Foursight Capital LLC from Jefferies Financial Group, Inc., effective April 1, 2024

Term or Abbreviation	Definition

GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
GLBA	Gramm-Leach-Bliley Act
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables	the unpaid principal balance of our consumer loans, net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of Unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees
Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Unsecured Notes
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Investment Company Act	Investment Company Act of 1940
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
LIBOR	London Interbank Offered Rate
Managed receivables	consist of our C&I net finance receivables, finance receivables serviced for our whole loan sale partners and auto finance loans originated by third parties
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
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

OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries

Term or Abbreviation	Definition

Open accounts	consist of all credit card accounts, except for charged-off accounts and closed accounts with a zero balance as of period end
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
PCD	purchased credit deteriorated
Personal loans	loans secured by titled collateral or unsecured and offered through our branch network, central operations, or digital platform
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses

Private Secured Term Funding Facilities	$350 million and $375 million aggregate principal amount of debt collateralized by our personal loans issued on April 25, 2022 and October 24, 2024, respectively
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
RSUs	restricted stock units
S&P	S&P Global Ratings
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Stockholders Agreement	Amended and Restated Stockholders Agreement dated as of June 25, 2018 between OneMain Holdings, Inc. and OMH Holdings, L.P.
Supplemental Indentures
collectively, the following supplements to the Base Indenture: Sixth Supplemental Indenture, dated as of May 11, 2018; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Fifteenth Supplemental Indenture, dated June 22, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; Seventeenth Supplemental Indenture, dated May 22, 2024; Eighteenth Supplemental Indenture, dated August 19, 2024; and Nineteenth Supplemental Indenture, dated November 4, 2024

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

Unencumbered receivables
unencumbered unpaid principal balance of our consumer loans and credit cards. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card receivables include those in the trust that exceed the minimum for securing advances under credit card variable funding note facilities, which the Company can remove from the trust under the terms of such facilities, and exclude billed interest, fees, and closed accounts with balances

Unsecured corporate revolver	unsecured revolver with a borrowing capacity of $1.1 billion, payable and due on September 6, 2029
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
VFN	variable funding note
VOBA	value of business acquired
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

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

PART I

Item 1. Business.

BUSINESS OVERVIEW

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2024 for OneMain Holdings, Inc. (“OMH”), a publicly held financial service holding company, and its wholly owned direct subsidiary, OneMain Finance Corporation (“OMFC”). OMFC is the issuing entity of our outstanding public debt securities and all of OMFC’s common stock is owned by OMH. The information in this combined report is equally applicable to OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “OneMain,” “we,” “us,” or “our.”

As one of the nation’s leaders in offering nonprime consumers responsible access to credit, we:

•offer responsible personal loan products;
•offer secured auto financing at the point of purchase;
•offer credit card products;
•offer optional products;
•offer a customer-focused financial wellness platform (Trim by OneMain);
•service loans owned by us and third parties;
•pursue strategic acquisitions and dispositions of assets and businesses; and
•may establish joint ventures or enter into other strategic alliances.

We provide origination, underwriting, and servicing of consumer loans, consisting of personal loans and auto finance. In addition, we offer two credit cards, BrightWay and BrightWay+, through a third-party bank partner from which we purchase the receivable balances. We believe we are well positioned for future growth with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2024, we had $23.6 billion of finance receivables due from approximately 3.3 million customer accounts. We service the loans that we retain on our balance sheet, as well as loans owned by third parties. At December 31, 2024, we had $24.7 billion of managed receivables due from approximately 3.4 million customer accounts.

Our branch network of more than 1,300 locations is staffed by experienced loan specialists. This network is complemented by our digital lending and servicing capabilities, central operations staff and our network of franchise and independent auto dealerships. Together, these resources allow us to operate in 47 states and serve more customers through their preferred channel, such as in person, digitally, and over the phone.

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving consumers who typically have limited access to credit from banks, credit card companies, and other lenders. Using third party market data as of December 2024 and internally aligning to our current product offerings, we estimate U.S. nonprime consumers collectively have approximately $1.3 trillion of outstanding borrowings in the form of personal loans, auto loans and leases, and credit cards. We believe this large market provides us with an attractive growth opportunity.

Our national branch network and digital platform, combined with our central operations and our network of auto dealerships, provide the opportunity for the Company to serve this market efficiently and responsibly. Our auto finance and credit card offerings continue to deepen our existing customer relationships, attract new customers, and further our vision to become the lender of choice for nonprime consumers. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry. See also “Competition” included in this report.

SEGMENT

Consumer and Insurance

At December 31, 2024, Consumer and Insurance (“C&I”) was our only reportable segment. We originate and service personal loans and auto finance loans, offer credit cards, and provide optional credit and non-credit insurance and other optional products through our branch and central operations, as well as our digital platform. Consumer loan origination and servicing, credit cards, and insurance products form the core of our operations.

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

Products and Services. We offer personal loans through our branch network, central operations, digital affiliates, and our website, www.onemainfinancial.com, to consumers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. Our loans have no pre-payment penalties.

Auto finance includes automobile retail installment contracts originated at the point of purchase through a growing network of franchise and independent dealerships. Auto finance loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles.

BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered through our branch network, direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

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

We require collateral protection insurance, at the customer’s expense, when they fail to maintain required insurance on property pledged as collateral for the finance receivable.

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

We solicit customers through a variety of channels, including but not limited to direct mail offers, affiliate partners, our network of auto dealerships, targeted online advertising, search engines, and e-mail. We use proprietary modeling that utilizes our existing data and experience, along with data purchased from credit bureaus and alternative data providers, to acquire and develop new and profitable customer relationships.

Our digital platform allows current and prospective customers the ability to apply for and close a personal loan or credit card online. Our digital user experience includes video, chat, and co-browsing with customers. These tools simplify and optimize the customer experience.

Our applications, regardless of whether they are completed in person, over the phone, or online, go through our best-in-class underwriting, including processes such as an ability-to-pay assessment, monthly budgeting, income verification, and central automated credit decisioning. Our goal is to continue to improve the way we serve our customers and extend responsible credit, so customers are able to repay their loans.

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which considers a prospective customer’s willingness and capacity to repay the loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s likelihood of repaying the loan. We develop these models using numerous factors, including past customer credit repayment experience, application data, and alternative data sources, while periodically revalidating these models based on recent portfolio performance. Our underwriting process for our personal loans includes an assessment of the applicant’s income and expenses to ensure he or she has the capacity to repay the loan. For all secured consumer loans, we obtain a security interest in titled property.

Our customers are primarily considered nonprime and therefore a higher credit risk, who often require significantly higher levels of servicing than prime customers. As a result, we generally charge these customers higher interest rates. If a customer is experiencing a temporary financial hardship, we may extend the opportunity of a deferment and bring the customer current. In such cases, we evaluate the borrower’s financial situation to ensure that it is temporary and whether the deferment will solve the customer’s ability to resume monthly payments. If we believe the borrower’s financial difficulties are not temporary, the account is evaluated for other methods of borrower assistance, such as modification of loan terms. A re-age may also be offered to assist delinquent customers who have experienced financial difficulties but have demonstrated both an ability and a willingness to repay their loan. After the re-age, the customer’s account status is brought current.

Account Servicing. Account servicing and collections for our finance receivables are handled at the branch location, in our central servicing facilities, through our digital platform, or through third-party servicers. Servicing and collection activity is conducted and documented on systems that log and maintain a permanent record of all transactions and may also be used to assess a customer’s future application.

CENTRAL OPERATIONS

We continually seek to identify functions that could be more effective if centralized to achieve reduced costs or free our lending specialists to service our customers and market our products. Our central operational functions support the following:

•soliciting business;
•processing payments;
•originating consumer loans;
•issuing and servicing optional products;
•servicing of delinquent consumer loans;
•managing bankruptcy process for loans in Chapter 7, 11, and 13 proceedings;
•managing litigation requests with delinquent borrowers;
•tracking collateral protection insurance;
•repossessing and re-marketing of titled collateral;
•supervising sales and retention of customers; and
•managing charge-off recovery operations.

We currently have central servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; London, Kentucky; Evansville, Indiana; Fort Mill, South Carolina; Fort Worth, Texas; and Salt Lake City, Utah. In addition, we utilize third-party service providers for staff augmentation. These third parties are located in multiple locations, the selection of which is completed based on services and skills available, cost, and business need.

We believe these facilities position us for further expansion and growth.

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
•our finance receivable systems control loan size, interest rates, maturity dates, and fees of our customers’ accounts; create loan documents specific to the state in which the branch location operates or to the customer’s location if the loan is made electronically through our central operations; and control cash receipts and disbursements;
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

PRIVACY, DATA PROTECTION, AND CYBERSECURITY

Regulatory and legislative activity in the areas of privacy, data protection, and cybersecurity continues to increase worldwide. We have established policies and practices that provide a framework for compliance with applicable privacy, data protection, and cybersecurity laws and work to meet evolving customer expectations. Our regulators are increasingly focused on the adequacy of these policies and practices, including with respect to providing consumers with choices about how we use and share their personal information, and the processes we take to safeguard their personal information and account access.

Our consumer businesses are subject to the privacy, disclosure, and safeguarding provisions of the Gramm-Leach-Bliley Act (“GLBA”) and Regulation P, which implements the GLBA. Among other things, the GLBA imposes certain limitations on our ability to share customers’ nonpublic personal information with nonaffiliated third parties and, pursuant to the Federal Trade Commission’s Safeguards Rule, requires us to develop, implement, and maintain a written comprehensive cybersecurity program containing safeguards that are appropriate to the size and complexity of our business, the nature and scope of our activities, and the sensitivity of customer information that we process. In December 2021 and October 2023, the Federal Trade Commission published amendments to its Safeguards Rule that prescribe more specific administrative and technical requirements for a financial institution’s cybersecurity program. Various states also have adopted, or are in the process of adopting, laws, rules, and regulations pertaining to privacy and/or cybersecurity that may be as, or more stringent and expansive than federal requirements. These state laws include, but are not limited to, the California Consumer Privacy Act (as amended by the California Privacy Rights Act of 2020), the Oregon Consumer Privacy Act, the Minnesota Consumer Data Privacy Act, and the New York Department of Financial Services (“NYDFS”) Cybersecurity Regulation. Certain of these requirements may apply to the personal information of our employees and business partners, as well as to our customers. Various U.S. federal, state, and territory regulators have also enacted, or are in the process of enacting, data security breach notification requirements that are applicable to us.

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

The CFPB has supervisory authority with respect to various federal consumer protection laws for some providers of consumer financial products and services, such as nonbanks, regardless of size, in certain specific markets, such as mortgage companies (including mortgage originators, brokers, and servicers).

The Dodd-Frank Act also gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets, including the auto financing market. Starting in 2023, the CFPB has exercised supervisory authority over the Company’s entire consumer finance business as a result of the Company’s status as a “larger participant” in the auto financing market.

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

COMPETITION

We operate in the consumer lending industry with a focus on serving nonprime consumers through our national branch network, central operations, affiliate partners, network of auto dealerships, online, and over the phone.

There are numerous local, regional, and national competitors that serve non-prime consumers, both within our geographic network and through digital channels, offering similar products and services. Our consumer loans and credit cards compete with offerings from banks, credit unions, non-depository institutions, fintech platforms, auto finance companies, and other credit card issuers. Competition in these markets is primarily driven by customer experience, price, speed and quality of service, flexibility of terms, credit availability, product offerings, and operational capability.

We believe that we possess several competitive strengths that allow us to compete effectively with other lenders in our industry. Our omnichannel operating model combines a branch network rooted in local communities with advanced digital capabilities, offering customers accessible and flexible options. Our national branch network has consistently proven to be a reliable distribution channel, and our addition of Foursight has expanded our network of auto dealerships. Additionally, our extensive data and advanced analytics have supported strong loss performance across economic cycles. Our funding model, which includes a diverse mix of funding sources and a strong liquidity track record, ensures consistent and reliable access to capital to support our operations and strategic initiatives. We also benefit from our deep understanding of local markets and customers. Together with our proprietary underwriting process, sophisticated data analytics and decisioning tools, and proven funding model, we are well positioned to price effectively, manage and monitor risk, and access capital through changing economic conditions.

SEASONALITY

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” in Part II - Item 7 in this report for discussion of our seasonal trends.

HUMAN CAPITAL

Overview

OneMain is dedicated to providing credit solutions to help hardworking Americans improve their financial well-being by offering products that are designed to be the starting point for their financial stability and growth. As of December 31, 2024, we had approximately 9,000 employees. Our commitment to help our community starts with our own team members. We believe in putting people first with a focus on recruiting, developing, and supporting our team members, and celebrating the communities in which we operate. We believe a broad talent pool and inclusive work environment makes us stronger, helps us fulfill our Company’s mission, and connects us with the customers and communities we serve. Finally, we believe that integrity, transparency, and respect are at the heart of our success, and that these ethical values must inform every interaction we have with customers and with each other.

Culture, Talent, and Development

We are dedicated to fostering an inclusive and dynamic environment where team members can thrive both personally and professionally. We strive to recruit, train, and retain outstanding team members who believe in our mission, live our values, and go the extra mile for our customers. Our culture is built on inclusion, collaboration, and continuous growth. This commitment is championed by our Diversity Council, sponsored by our Chief Executive Officer (“CEO”) and our Chief Human Resources Officer, and includes leaders from various roles and geographies. The Council drives internal and external initiatives that align with our three pillars: (i) hiring and retaining talent, (ii) talent pipeline and progression, and (iii) creating a culture of inclusion.

We also empower our managers to take responsibility for attracting and retaining high-quality talent, and fostering an environment of respect and inclusivity. To support these goals, we partner with organizations such as the Veteran Job Mission and Direct Employers Association to broaden our workforce reach. All leaders and team members receive training to promote a respectful and inclusive work environment. Our annual Employee Engagement Survey provides team members with the opportunity to share candid feedback, with a 90% participation rate in 2024. This input helps us measure engagement and enhance the workplace experience.

We believe that motivated and engaged team members drive innovation, collaboration, and excellent customer experience. OneMain provides team members with the tools, training, and opportunities to grow their careers. From personalized goal setting and coaching to leadership development programs, we invest in our people at every level. Our robust development initiatives include Continuing Professional Education, Women’s Leadership Development, Diverse Talent Leadership, and allyship training for managers. Additionally, our virtual Day of Inclusion events further our commitment to fostering a culture where everyone feels valued and supported.

By prioritizing talent development and an inclusive culture, we remain competitive in attracting and retaining exceptional team members while ensuring our customers receive best-in-class service. Our people are our most valuable assets, and we are committed to helping them succeed. OneMain’s 2023 U.S. Equal Employment Opportunity (“EEO-1”) Report is available on our Investor Relations website, further demonstrating our accountability and transparency.

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

Our Impact Executive Council consists of a diverse group of senior executives, appointed by the CEO, reporting directly to the Nominating and Corporate Governance Committee of the Board on Impact issues. These senior executives each hold responsibility for different Impact workstreams. The increased oversight by these leaders reflects the Company’s commitment to monitoring Impact matters and risks for potential effects on the Company and the consumer lending industry, as well as potential opportunities that we may gain through proactive identification of Impact issues.

In August 2024, OMFC issued its second-ever Social Bond, with the net proceeds committed to serving credit-disadvantaged communities around the country. Under OneMain’s Social Bond Framework, at least 75% of the loans funded by the Social Bond are allocated to women or minority borrowers. Our social debt issuances reinforce our commitment to financial inclusion and providing underrepresented communities with access to safe, affordable credit. They also provide concrete and measurable funding vehicles to advance the Company’s Impact program. Additional information regarding our Social Bonds and Social Bond Framework are available on our Investor Relations website.

As part of our commitment to financial wellness, Credit Worthy by OneMain Financial is a strategic partnership with EVERFI, a global social-impact technology provider, to develop and distribute free, digital financial education to high schools nationwide over eight years. Since program inception, we have delivered the curriculum to more than 4,100 schools and 440,000 students. The curriculum is designed to drive meaningful social impact in communities by teaching high school students about building credit and managing debt. Through interactive classroom sessions, both virtually and in-person, students start early on the path to financial wellness. More than half of the schools using the digital curriculum during the academic year were low-to-moderate income. As part of Credit Worthy by OneMain Financial, we will award up to $550,000 in scholarships.

For additional information regarding our commitments to support our customers, communities, and team members, please refer to our 2023 Impact Report, which is available on our Investor Relations website.

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

We cannot give assurance that our policies and procedures for underwriting, processing, and servicing consumer loans or credit cards will adequately adapt to adverse economic or other changes. If we fail to adapt to changing economic conditions or other factors, or if such changes adversely affect our borrowers’ willingness or capacity to repay their loans, our financial condition, results of operations, and liquidity would be materially adversely affected.

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

We use estimates, assumptions, and judgments when certain financial assets and liabilities are measured and reported at fair value. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent or market data becomes less observable. In such cases, certain asset valuations may require significant judgment, and may include inputs and assumptions that require greater estimation, including credit quality, liquidity, interest rates, and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material adverse effect on our financial condition, results of operations, and liquidity.

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

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired. If the carrying amount of goodwill and other intangible assets exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which the impairments become known. There can be no assurance that our future evaluations of goodwill and other intangible assets will not result in findings of impairments and related write-downs, which may have a material adverse effect on our financial condition and results of operations. See Note 8 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on goodwill and intangible assets.

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

The CFPB currently exercises supervisory authority over the Company’s entire consumer lending business as a result of the Company’s status as a “larger participant” in the auto financing market. The CFPB also has the authority to bring enforcement actions for violations of laws over which it has jurisdiction regardless of whether it has supervisory authority over an entity. The CFPB’s broad supervisory and enforcement powers could affect our business and operations significantly in terms of increased operating and regulatory compliance costs, and limits on the types of products we offer and the way they are offered, among other things. In this regard, on May 31, 2023, we entered into a consent order with the CFPB to resolve a previously disclosed investigation focused on certain refunding practices for optional insurance and membership plan products that were subsequently canceled by the consumer after purchase. In agreeing to this consent order, we did not admit to any of the CFPB’s factual findings or legal conclusions. Any violation of the consent order during its effective period could adversely impact our reputation and subject us to material legal claims, monetary penalties, sanctions, and obligations to compensate and/or notify customers, employees, state attorneys general, regulators, and others, or take other remedial actions.

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

Additionally, there are numerous risks to our financial results, liquidity, and capital raising and debt refinancing plans that are not quantified in our current liquidity forecasts. These risks include, but are not limited, to the following:

•our inability to grow our consumer loan and credit card portfolios with adequate profitability to fund operations, loan losses, and other expenses;
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

We currently act as the servicer with respect to the securitization trusts and related series of asset-backed securities. If we default in our servicing obligations, an early amortization event could occur with respect to the relevant asset-backed securities and we could be replaced as servicer. Servicer defaults include, for example, the failure of the servicer to make any payment, transfer or deposit in accordance with the securitization documents, a breach of representations, warranties or agreements made by the servicer under the securitization documents and the occurrence of certain insolvency events with respect to the servicer. Such an early amortization event could damage our reputation and have materially adverse consequences on our liquidity and cost of funds.

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

While OMH intends to pay its minimum quarterly dividends, currently $1.04 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. As a result, we cannot give assurance that OMH will continue to pay dividends on its common stock in future periods, even if liquidity and target leverage objectives are met. See our “Dividend Policy” in Part II - Item 5 of this report for further information on dividends.

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
•certain rights with respect to the designation of directors for nomination and election to the Board based on established levels of beneficial ownership of OMH;
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

GENERAL RISKS

We are a party to various lawsuits and proceedings and may become a party to various lawsuits and proceedings in the future which, if resolved in a manner adverse to us, could have a material adverse effect on our financial condition, results of operations, and liquidity.

In the normal course of business, we have been named, and may be named in the future, as a defendant in various legal actions, including governmental investigations, examinations or other proceedings, arising in connection with our business activities. Certain of the legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Some of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages allegedly incurred. A large judgment that is adverse to us could cause our reputation to suffer, encourage additional lawsuits against us and have a material adverse effect on our financial condition, results of operations, and liquidity. For additional information regarding pending legal proceedings and other contingencies, see Note 15 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report.

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

Our Cybersecurity Program, which we are aligning with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, provides a framework for compliance with applicable cybersecurity and data protection laws. Our program is designed to ensure the security and confidentiality of customer information, protect against known or evolving threats to the security or integrity of customer records and personal information and protect against unauthorized access to or use of such information. We work with our regulators to ensure that these policies are adequately designed to appropriately safeguard personal information. We use a variety of processes and technologies to monitor for and identify cybersecurity threats, including vulnerabilities scans, endpoint and network monitoring software, and email scanning software. We also have a Cyber Incident Response Policy and detailed plans which are updated and exercised annually. Our cyber defenses are reviewed annually by third-party penetration testers using the Adversarial Tactics, Techniques and Common Knowledge (“MITRE ATT&CK”) framework and the incident response plan is reviewed by experienced counsel. We incorporate cybersecurity risk reviews of third-party service providers within our Enterprise Third Party Risk Management Program. We conduct annual Cyber Risk Assessments which drive strategic decisions. Employees are required to abide by our cybersecurity and data protection policies and are provided formal cybersecurity training. We maintain a corporate cyber risk insurance policy as part of our cybersecurity risk strategy that is reviewed annually.

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

Item 2. Properties.

Our branch network includes more than 1,300 locations in 44 states. Our branches have lease terms generally ranging from three to five years. In addition to our branches, several of our central servicing facilities operate in leased premises. These facilities include Fort Mill, South Carolina; Tempe, Arizona; Fort Worth, Texas; Mendota Heights, Minnesota; and Salt Lake City, Utah, with leases that expire in 2027, 2027, 2028, 2029, and 2032, respectively.

We also lease administrative offices in Baltimore, Maryland; Charlotte, North Carolina; New York, New York; Irving, Texas; and Wilmington, Delaware, which expire in 2026, 2027, 2028, 2030, and 2031, respectively.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2024, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings also support our administrative and central functions.

Our branch office operations, administrative offices, central operations, and loan servicing facilities support our Consumer and Insurance segment.

Item 3. Legal Proceedings.

The information required with respect to this item can be found under "Legal Contingencies" in Note 15 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this Annual Report, which is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION AND STOCKHOLDERS

OMH’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “OMF.”

On January 27, 2025, there were two record holders of OMH’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On January 27, 2025, the closing price for OMH’s common stock, as reported on the NYSE, was $57.62.

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

No trading market exists for OMFC’s common stock. All of OMFC’s common stock is held by OMH. To provide funding for the dividends mentioned above, OMFC paid dividends to OMH of $489 million and $478 million in 2024 and 2023, respectively.

Because we are holding companies and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our insurance subsidiaries are subject to regulations that limit their ability to pay dividends or make loans or advances to us, principally to protect policyholders, and certain of OMFC’s debt agreements limit the ability of certain of our subsidiaries to pay dividends. See Notes 9 and 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on OMFC’s debt agreements and our insurance subsidiary dividends, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended December 31, 2024, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1 - October 31	74,565	$46.49	74,565	$625,629,445
November 1 - November 30	—	—	—	625,629,445
December 1 - December 31	—	—	—	625,629,445
Total	74,565	$46.49	74,565
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

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for OMH's common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from December 31, 2019 through December 31, 2024. This data assumes simultaneous investments of $100 on December 31, 2019 and reinvestment of any dividends. The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Stock Performance
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	At December 31,
	2019	2020	2021	2022	2023	2024
OneMain Holdings, Inc.	$100.00	$135.33	$167.32	$121.88	$198.76	$228.94
NYSE Composite Index	100.00	107.09	129.39	117.49	133.85	155.22
NYSE Financial Sector Index	100.00	97.76	122.44	106.95	125.32	156.48

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

An index to our management’s discussion and analysis follows:

Overview

We offer consumer loans, which consist of personal loans and auto finance, credit cards, and other products to help customers meet everyday needs and take steps to improve their financial well-being. We service the loans that we retain on our balance sheet, as well as loans owned by third parties. Additionally, our insurance subsidiaries offer optional credit and non-credit insurance and other optional products. We also offer two credit cards, BrightWay and BrightWay+, which are designed to offer a highly digital customer experience while also rewarding customers for responsible credit activity. Our resources allow us to operate in 47 states and provide a seamless experience through our customers’ preferred channels, including in person, online or over the phone, using our digital platforms, distribution partnerships, or working with our expert team members at more than 1,300 locations.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At December 31, 2024, we had approximately 2.4 million personal loans totaling $20.8 billion of net finance receivables, of which 50% were secured by titled property, compared to approximately 2.4 million personal loans totaling $20.3 billion of net finance receivables, of which 48% were secured by titled property at December 31, 2023. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through a growing network of franchise and independent dealerships. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At December 31, 2024, we had approximately 127 thousand auto finance loans totaling $2.1 billion of net finance receivables, compared to approximately 54 thousand auto finance loans totaling $745 million of net finance receivables at December 31, 2023. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, as well as through direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At December 31, 2024, we had approximately 783 thousand open credit card customer accounts, totaling $643 million of net finance receivables, compared to approximately 431 thousand open credit card customer accounts, totaling $330 million of net finance receivables at December 31, 2023.

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

OUR SEGMENT

At December 31, 2024, Consumer and Insurance (“C&I”) is our only reportable segment, which includes consumer loans, credit cards, and optional products. At December 31, 2024, we had $24.7 billion of managed receivables due from approximately 3.4 million customer accounts, compared to $22.2 billion of managed receivables due from approximately 3.0 million customer accounts at December 31, 2023.

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

Interest Expense

We track the interest expense incurred on our debt to monitor the components of our cost of funds. We expect interest expense to fluctuate based on changes in the secured versus unsecured mix of our debt, time to maturity, interest rates, and utilization of revolving conduit facilities and credit card revolving variable funding note (“VFN”) facilities.

Net Credit Losses

We define net credit losses as gross charge-offs minus recoveries in the portfolio. Additionally, because delinquencies are an early indicator of future net credit losses, we analyze delinquency trends and consider seasonality, to determine whether our loans are performing in line with our original estimates. We also monitor recovery rates because of their contribution to the reduction in the severity of our charge-offs.

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

Issuances and Redemption of Unsecured Debt

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

On November 4, 2024, OMFC issued a total of $900 million aggregate principal amount of 6.625% Senior Notes due 2029.

Unsecured Corporate Revolver

On September 6, 2024, OMFC amended its unsecured corporate revolver. At December 31, 2024, the borrowing capacity was $1.1 billion.

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

Appointments of OMFC’s President and CEO and COO

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

OUTLOOK

We actively monitor the current macroeconomic environment and remain prepared for any developments that may impact our business. Our financial condition and results of operations could be affected by macroeconomic conditions, including changes in unemployment, inflation, interest rates, consumer confidence, and geopolitical actions outside of the U.S. We incorporate updates to our macroeconomic assumptions, as necessary, which could lead to adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

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
•continuing to expand our product offerings and grow our receivables;
•maintaining a rigorous focus on maximizing returns while minimizing credit risk;
•leveraging our scale and cost discipline across the Company to deliver improved operating leverage; and
•maintaining a strong liquidity level with diversified funding sources.

We believe our commitment to closely monitor the macroeconomic environment, retain disciplined underwriting, drive strategic growth initiatives, and attract and retain top talent strengthens our ability to navigate challenges and seize opportunities. With a robust balance sheet and a focus on our key initiatives, we are confident in our ability to increase shareholder value and remain resilient and adaptable to navigate an ever-evolving economic, social, political, and regulatory landscape.

Results of Operations

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relates only to OMH. See Note 1 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information.

OMH’S CONSOLIDATED RESULTS
The following table below presents OMH’s consolidated operating results and selected financial statistics. A further discussion of OMH’s operating results for our operating segment is provided under “Segment Results” below.

(dollars in millions, except per share amounts)
At or for the Years Ended December 31,	2024	2023	2022

Interest income	$4,993	$4,564	$4,435
Interest expense	1,185	1,019	892
Provision for finance receivable losses	2,040	1,721	1,402
Net interest income after provision for finance receivable losses	1,768	1,824	2,141
Other revenues	695	735	629
Other expenses	1,796	1,719	1,615
Income before income taxes	667	840	1,155
Income taxes	158	199	283
Net income	$509	$641	$872

Share Data:
Earnings per share:
Diluted	$4.24	$5.32	$7.01

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$23,554	$21,349	$19,986
Average net receivables	$22,395	$20,527	$19,440
Gross charge-off ratio (b)	9.49%	8.74%	7.40%
Recovery ratio	(1.38)%	(1.26)%	(1.29)%
Net charge-off ratio (b)	8.12%	7.48%	6.10%

(dollars in millions, except per share amounts)
At or for the Years Ended December 31,	2024	2023	2022

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$20,833	$20,274	$19,497
Origination volume	$12,246	$12,296	$13,525
Number of accounts	2,375,138	2,361,026	2,305,676
Number of accounts originated	1,171,271	1,224,362	1,342,276
Auto finance:
Net finance receivables	$2,078	$745	$382
Origination volume	$1,075	$555	$354
Number of accounts	126,518	54,032	28,421
Number of accounts originated	53,222	34,451	23,713
Consumer loans:
Net finance receivables	$22,911	$21,019	$19,879
Yield	22.23%	22.20%	22.78%
Origination volume	$13,321	$12,851	$13,879
Number of accounts	2,501,656	2,415,058	2,334,097
Number of accounts originated	1,224,493	1,258,813	1,365,989
Net charge-off ratio (b)	7.95%	7.42%	6.09%
30-89 Delinquency ratio	3.23%	3.28%	3.07%
Credit cards:
Net finance receivables	$643	$330	$107
Purchase volume	$892	$442	$172
Number of open accounts	782,932	430,784	135,335
Debt balances:
Long-term debt balance	$21,438	$19,813	$18,281
Average daily debt balance	$20,748	$19,047	$17,854
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b) The calculation for the year ended December 31, 2024 has been adjusted for policy alignment associated with the Foursight Acquisition.

Comparison of Consolidated Results for Twelve Months Ended December 31, 2024 and 2023

Interest income increased $429 million or 9% in 2024 when compared to 2023 due to growth in average net receivables.

Interest expense increased $166 million or 16% in 2024 when compared to 2023 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $319 million or 19% in 2024 when compared to 2023 related to growth in our receivables, higher net charge-offs, and the additional build associated with the loans acquired in the Foursight Acquisition. The increases were partially offset by a lower build in the allowance for finance receivable losses in the current year due to improved credit performance.

Other revenues decreased $40 million or 5% in 2024 when compared to 2023 due to a lower gain on sales of finance receivables, a net loss on the repurchase and repayment of debt in the current period, and a decrease in investment revenue due to lower average corporate cash balances, partially offset by an increase in credit card revenue from growth in receivables and higher servicing revenue associated with our whole loan sale program.

Other expenses increased $77 million or 5% in 2024 when compared to 2023 driven by an increase in general operating expenses due to our strategic investments in the business, including the Foursight Acquisition and growth in our receivables, and restructuring charges in the current period associated with strategic cost-savings initiatives. The increase was partially offset by regulatory settlements in the prior period.

Income taxes decreased $41 million or 20% in 2024 when compared to 2023 due to lower pretax income.

See Note 14 of the Notes to the Consolidated Financial Statements included in this report for further information on effective tax rates.

Comparison of Consolidated Results for 2023 and 2022

For a comparison of OMH's results of operation for the years ended 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OMH’s Consolidated Results” in Part II - Item 7 of OMH’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 13, 2024.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net gain or loss resulting from repurchases and repayments of debt, restructuring charges, acquisition-related transaction and integration expenses, regulatory settlements, and other items and strategic activities. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH’s reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and C&I pretax capital generation (non-GAAP) were as follows:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$707	$845	$1,169
Adjustments:
Net loss on repurchases and repayments of debt	33	—	26
Restructuring charges	29	—	7
Acquisition-related transaction and integration expenses	9	—	—
Regulatory settlements	—	26	—
Other	4	3	4
Adjusted pretax income (non-GAAP)	782	874	1,206

Provision for finance receivable losses	1,981	1,721	1,399
Net charge-offs	(1,849)	(1,536)	(1,186)
Pretax capital generation (non-GAAP)	$914	$1,059	$1,419

Segment Results

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this section relate only to OMH. See Note 1 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information.

See Note 18 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for a description of our segment and methodologies used to allocate revenues and expenses to our C&I segment and for reconciliations of segment total to consolidated financial statement amounts.

CONSUMER AND INSURANCE
The following table below presents OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

(dollars in millions)
At or for the Years Ended December 31,	2024	2023	2022

Interest income	$4,965	$4,559	$4,429
Interest expense	1,181	1,015	886
Provision for finance receivable losses	1,981	1,721	1,399
Net interest income after provision for finance receivable losses	1,803	1,823	2,144
Other revenues	722	727	644
Other expenses	1,743	1,676	1,582
Adjusted pretax income (non-GAAP)	$782	$874	$1,206

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$23,598	$21,349	$19,987
Average net receivables	$22,440	$20,528	$19,442
Gross charge-off ratio (b)	9.49%	8.74%	7.40%
Recovery ratio	(1.37)%	(1.26)%	(1.29)%
Net charge-off ratio (b)	8.11%	7.48%	6.10%

(dollars in millions)
At or for the Years Ended December 31,	2024	2023	2022

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$20,833	$20,274	$19,498
Origination volume	$12,246	$12,296	$13,525
Number of accounts	2,375,138	2,361,026	2,305,676
Number of accounts originated	1,171,271	1,224,362	1,342,276
Auto finance:
Net finance receivables	$2,122	$745	$382
Origination volume	$1,075	$555	$354
Number of accounts	126,518	54,032	28,421
Number of accounts originated	53,222	34,451	23,713
Consumer loans:
Net finance receivables	$22,955	$21,019	$19,880
Yield	22.07%	22.20%	22.77%
Origination volume	$13,321	$12,851	$13,879
Number of accounts	2,501,656	2,415,058	2,334,097
Number of accounts originated	1,224,493	1,258,813	1,365,989
Net charge-off ratio (b)	7.94%	7.42%	6.09%
30-89 Delinquency ratio	3.24%	3.28%	3.07%
Credit cards:
Net finance receivables	$643	$330	$107
Purchase volume	$892	$442	$172
Number of open accounts	782,932	430,784	135,335
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b) The calculation for the year ended December 31, 2024 has been adjusted for policy alignment associated with the Foursight Acquisition.

Comparison of Adjusted Pretax Income for Twelve Months Ended December 31, 2024 and 2023

Interest income increased $406 million or 9% in 2024 when compared to 2023 due to growth in average net receivables.

Interest expense increased $166 million or 16% in 2024 when compared to 2023 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $260 million or 15% in 2024 when compared to 2023 related to growth in our receivables and higher net charge-offs. The increase was partially offset by a lower build in the allowance for finance receivable losses in the current year due to improved credit performance.

Other revenues remained consistent in 2024 when compared to 2023 as a lower gain on sales of finance receivables and a decrease in investment revenue due to lower average corporate cash balances were offset by an increase in credit card revenue from growth in receivables and higher servicing revenue associated with our whole loan sale program.

Other expenses increased $67 million or 4% in 2024 when compared to 2023 driven by an increase in general operating expenses due to our strategic investments in the business, including the Foursight Acquisition and growth in our receivables.

Comparison of Adjusted Pretax Income for 2023 and 2022

For a comparison of OMH's adjusted pretax income for C&I for the years ended 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OMH’s Consolidated Results” in Part II -Item 7 of OMH’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 13, 2024

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $23.6 billion at December 31, 2024 and $21.3 billion at December 31, 2023. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
December 31, 2024
Current	$21,633	$558
30-89 days past due	743	37
90+ days past due	579	48
Total net finance receivables	$22,955	$643

Delinquency ratio
30-89 days past due	3.24%	5.78%
30+ days past due	5.76%	13.26%
90+ days past due	2.52%	7.47%

December 31, 2023
Current	$19,725	$297
30-89 days past due	689	16
90+ days past due	605	17
Total net finance receivables	$21,019	$330

Delinquency ratio
30-89 days past due	3.28%	4.93%
30+ days past due	6.16%	9.96%
90+ days past due	2.88%	5.03%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and interest rate increases that may continue to impact the economic outlook. At December 31, 2024, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Year Ended December 31, 2024
Balance at beginning of period	$2,415	$65	$—	$2,480
Provision for finance receivable losses	1,832	149	59	2,040
Charge-offs	(2,080)	(78)	3	(2,155)
Recoveries	307	2	—	309
Other (a)	98	—	(67)	31
Balance at end of period	$2,572	$138	$(5)	$2,705

Net finance receivables	$22,955	$643	$(44)	$23,554
Allowance ratio	11.20%	21.44%	N/A	11.48%

Year Ended December 31, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (b)	(20)	—	4	(16)
Provision for finance receivable losses	1,651	70	—	1,721
Charge-offs	(1,768)	(27)	—	(1,795)
Recoveries	258	1	—	259
Balance at end of period	$2,415	$65	$—	$2,480

Net finance receivables	$21,019	$330	$—	$21,349
Allowance ratio	11.49%	19.61%	N/A	11.62%

Year Ended December 31, 2022
Balance at beginning of period	$2,097	$5	$(7)	$2,095
Provision for finance receivable losses	1,376	23	3	1,402
Charge-offs	(1,431)	(7)	—	(1,438)
Recoveries	252	—	—	252
Balance at end of period	$2,294	$21	$(4)	$2,311

Net finance receivables	$19,880	$107	$(1)	$19,986
Allowance ratio	11.54%	19.12%	N/A	11.56%
(a)    Represents allowance for finance receivable losses recognized on loans acquired in the Foursight Acquisition. See Note 4 for additional information.

(b)    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses. See Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of OMH’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 13, 2024 for additional information on the adoption of ASU 2022-02.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance and loss performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, portfolio mix, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables decreased from the prior year period primarily due to an improvement in credit performance and change in the portfolio mix. See Note 6 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for more information about the changes in the allowance for finance receivable losses.

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

During the year ended December 31, 2024, OMH generated net income of $509 million. OMH’s net cash outflow from operating and investing activities totaled $567 million for the year ended December 31, 2024. At December 31, 2024, our scheduled interest payments for 2025 totaled $591 million and there were no scheduled principal payments for 2025 on our existing unsecured debt. As of December 31, 2024, we had $9.7 billion of unencumbered receivables.

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

On August 19, 2024, OMFC issued a Social Bond offering for a total of $750 million aggregate principal amount of 7.125% Senior Notes due 2031 under the Base Indenture, as supplemented by the Eighteenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis. OMFC allocates an amount equivalent to the net proceeds from the offering to finance or refinance, in part or in full, a portfolio of new or existing loans that meet the eligibility criteria of OneMain’s Social Bond Framework.

On November 4, 2024, OMFC issued a total of $900 million aggregate principal amount of 6.625% Senior Notes due 2029 under the Base Indenture, as supplemented by the Nineteenth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the year ended December 31, 2024, we repurchased $589 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At December 31, 2024, the borrowing capacity of our corporate revolver was $1.1 billion.

Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities

During the year ended December 31, 2024, we completed one new consumer loan securitization (OMFIT 2024-1, see “Securitized Borrowings” below) and redeemed one consumer loan securitization (FCRT 2021-1, see “Securitized Borrowings” below). During the year ended December 31, 2024, we entered into three new revolving conduit facilities, terminated one revolving conduit facility, and, pursuant to an amendment, converted one revolving conduit facility to a private secured term funding facility. At December 31, 2024, the borrowing capacity of our revolving conduit facilities was $6.0 billion. At December 31, 2024, we had $13.5 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding facilities.

Subsequent to December 31, 2024, we issued $900 million principal amount of notes backed by secured consumer loans (“ODART 2025-1”). ODART 2025-1 has a revolving period of five years, during which time no principal payments are required to be made.

During the year ended December 31, 2024, we entered into two credit card revolving VFN facilities. At December 31, 2024, the borrowing capacity of our credit card revolving VFN facilities was $300 million. At December 31, 2024, we had $315 million of credit card principal balances held in OneMain Financial Credit Card Trust (“OMFCT”) for our credit card revolving VFN facilities.

Private Secured Term Funding Facilities

At December 31, 2024, the maximum borrowing capacity of $725 million was outstanding under the private secured term funding facilities. These facilities contain terms during which no principal payments are required, followed by subsequent amortization periods, which upon expiration the outstanding principal is due and payable.

See Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in this report for further information on our long-term debt, securitization transactions, private secured term funding facilities, revolving conduit facilities, and credit card revolving VFN facilities.

Credit Ratings

Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings, and the probability of systemic support. Significant changes in these factors could result in different ratings.

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2024	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the year ended December 31, 2024, OMH repurchased 755,274 shares of its common stock through its stock repurchase program for an aggregate total of $35 million, including commissions and fees. As of December 31, 2024, OMH held a total of 16,060,384 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $65 million.

For additional information regarding the shares repurchased, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of December 31, 2024, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 7, 2024	February 20, 2024	February 23, 2024	$1.00	$120
April 30, 2024	May 10, 2024	May 17, 2024	1.04	125
July 31, 2024	August 12, 2024	August 16, 2024	1.04	125
October 30, 2024	November 12, 2024	November 18, 2024	1.04	124
Total			$4.12	$494

To provide funding for the dividend, OMFC paid dividends of $489 million to OMH during the year ended December 31, 2024.

On January 31, 2025, OMH declared a dividend of $1.04 per share payable on February 20, 2025 to record holders of OMH’s common stock as of the close of business on February 12, 2025. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after February 18, 2025.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with current terms of less than one year, in which we agreed to sell a remaining total of $900 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest.

During the year ended December 31, 2024, we sold a total of $542 million of gross finance receivables compared to $585 million during the year ended December 31, 2023. See Note 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $2.7 billion for the year ended December 31, 2024 reflected net income of $509 million, the impact of non-cash items including provision for finance receivable losses of $2.0 billion, and an unfavorable change in working capital of $125 million. Net cash provided by operations of $2.5 billion for the year ended December 31, 2023 reflected net income of $641 million, the impact of non-cash items including provision for finance receivable losses of $1.7 billion, and an unfavorable change in working capital of $44 million. Net cash provided by operations of $2.4 billion for the year ended December 31, 2022 reflected net income of $872 million, the impact of non-cash items including provision for finance receivable losses of $1.4 billion, and an unfavorable change in working capital of $82 million.

OMH’s Investing Activities

Net cash used for investing activities of $3.3 billion for the year ended December 31, 2024 was due to net principal originations and purchases of finance receivables, purchases of available-for-sale and other securities, and the Foursight Acquisition, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $2.9 billion and $2.1 billion for the years ended December 31, 2023 and 2022, respectively, was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash provided by financing activities of $161 million for the year ended December 31, 2024 was due to the issuances and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt, cash dividends paid, and common stock repurchased. Net cash provided by financing activities of $932 million for the year ended December 31, 2023 was due to the issuance and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt and cash dividends paid. Net cash used for financing activities of $326 million was due to repayments and repurchases of long-term debt, cash dividends paid, and the cash paid to repurchase common stock, partially offset by the issuance and borrowings of long-term debt.

OMH’s Cash and Investments

At December 31, 2024, we had $458 million of cash and cash equivalents, which included $123 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At December 31, 2024, we had $1.6 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks include, but are not limited to, the following:

•our inability to grow or maintain our consumer loan and credit card portfolios with adequate profitability;
•the effect of federal, state and local laws, regulations, or regulatory policies and practices;
•effects of ratings downgrades on our secured or unsecured debt;
•potential liability relating to real estate and consumer loans which we have sold or may sell in the future, or relating to securitized loans; and
•the potential for disruptions in the debt and equity markets.

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
•pursuing additional debt financings (including new secured and unsecured debt issuances, debt refinancing transactions, unsecured corporate revolvers, revolving conduit facilities, and credit card revolving VFN facilities), or a combination of the foregoing;
•purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we may determine; and
•obtaining new and extending existing secured revolving facilities and credit card revolving VFN facilities to provide committed liquidity in case of prolonged market fluctuations.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in this report for further information on these state restrictions and the dividends paid by our insurance subsidiaries from 2022 to 2024.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of December 31, 2024, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2018-2	$368	$381	$80	$108	4.77%	5 years
OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.64%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	868	917	5.22%	2 years
OMFIT 2022-3	979	1,090	796	1,059	6.00%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.21%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
ODART 2019-1	737	750	394	436	3.92%	5 years
ODART 2021-1	1,000	1,053	453	465	1.11%	2 years
ODART 2022-1	600	632	430	437	5.05%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
FCRT 2021-2 (c)	280	281	48	47	2.30%	N/A
FCRT 2022-1 (c)	293	294	72	70	2.99%	N/A
FCRT 2022-2 (c)	215	233	57	75	5.91%	N/A
FCRT 2023-1 (c)	182	199	77	94	5.89%	N/A
FCRT 2023-2 (c)	200	208	111	119	6.48%	N/A
FCRT 2024-1 (c)	210	214	142	148	6.08%	N/A
Total securitizations	$14,278	$15,382	$11,703	$12,971
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of December 31, 2024.
(c) On April 1, 2024, we assumed the following securitizations as part of the Foursight Acquisition. See Note 4 for additional information.

See “Liquidity and Capital Resources - Sources and Uses of Funds - Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities” above for information on the securitization transaction completed subsequent to December 31, 2024.

Revolving Conduit Facilities
We had access to 17 revolving conduit facilities with a total borrowing capacity of $6.0 billion as of December 31, 2024:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding XI, LLC	425	—
OneMain Financial Funding VIII, LLC	400	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
OneMain Foursight Auto I, LLC	175	—
OneMain Foursight Auto II, LLC	175	—
OneMain Foursight Auto III, LLC	175	—
Total	$6,000	$1

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $300 million as of December 31, 2024:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	150	—
Total	$300	$—

Contractual Obligations
At December 31, 2024, our material contractual obligations were as follows:

(dollars in millions)	2025	2026-2027	2028-2029	2030+	Securitizations	Private Secured Term Funding Facilities	Revolving Conduit Facilities	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$11,703	$—	$—	$11,703
Medium-term notes	—	2,179	3,739	3,042	—	—	—	8,960
Junior subordinated debt	—	—	—	350	—	—	—	350
Private secured term funding facilities (a)	—	—	—	—	—	725	—	725
Revolving conduit facilities (a)	—	—	—	—	—	—	1	1
Total principal maturities	—	2,179	3,739	3,392	11,703	725	1	21,739
Interest payments on debt (b)	591	1,011	759	1,076	1,495	125	—	5,057
Total	$591	$3,190	$4,498	$4,468	$13,198	$850	$1	$26,796
(a) Securitizations, private secured term funding facilities, and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments.
(b) Future interest payments on floating-rate debt are estimated based upon rates in effect at December 31, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2024 or December 31, 2023.

Critical Accounting Policies and Estimates

We consider the following policies to be our most critical accounting policies because they involve critical accounting estimates and a significant degree of management judgment:

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES - CONSUMER LOANS

We estimate the expected credit losses on our finance receivables over their expected lives based on historical experience, current conditions, and reasonable and supportable forecasts of collectability. No new volume is assumed. Loan renewals are a significant piece of our new volume and are considered a terminal event of the previous loan. For our consumer loans, we have elected not to measure an allowance on accrued finance charges as it is our policy to reverse finance charges previously accrued after four contractual payments become past due.

Our estimate of the allowance for finance receivable losses is primarily based on historical loss experience using a cumulative loss model applied to our consumer loan portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our consumer loans are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include loan modification status, collateral mix, and recent credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses.

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

Macroeconomic Sensitivity

To demonstrate the sensitivity of forecasting macroeconomic conditions, we compared the output of our model using a baseline scenario to that of a downside scenario. As of December 31, 2024, the impact of a ten percentage point increase in weighting towards a downside scenario increased the estimate by approximately $28 million.

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

Seasonality

Our consumer loan volume and demand are generally lowest during the first quarter of the year following the holiday season and as a result of tax refunds, and then increases through the end of the year. Delinquencies follow similar trends, being generally lower during the first quarter of the year and rising throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk to the Company’s operations or financial position resulting from a change in market factors, including interest rates, foreign exchange rates, equity, and commodity prices. The composition of our balance sheet, including largely fixed-rate loans along with the tenor and fixed-rate nature of our debt, considerably mitigates our interest rate risk. Our long liquidity runway and staggered debt maturities further reduce any immediate impacts of changes in market interest rates. For further discussion on the impact of market factors, see “Risk Factors” in Part I - Item 1A. of this report.

Sensitivity Analysis

To better reflect the impact of rate changes on financial performance, we have transitioned our sensitivity analysis from a fair-value based approach to an earnings-based approach. This revised approach estimates net interest income sensitivity to parallel interest rate changes based on current and projected funding levels, providing a view of how interest rate changes may affect earnings.

To measure the sensitivity of net interest income to interest rate changes, we projected net interest income over the following 12 months, including forecasted business growth, anticipated funding needs, and expected interest rates. We assumed that interest-rate-sensitive assets and liabilities described below were subject to a hypothetical, immediate 100 basis point (“bps”) increase or decrease in interest rates relative to the forecast.

Our exposure to interest rate risk is primarily through our funding activities. Our finance receivables consist of fixed-rate consumer loans and credit cards, and are not viewed to be interest rate sensitive. As such, we have excluded interest income from this analysis. Additionally, the majority of our debt is fixed-rate and therefore not subject to significant interest rate risk. This analysis focuses on our interest-rate-sensitive liabilities, which include variable-rate funding and fixed-rate liabilities maturing and are assumed to be replaced with a market-based rate in the next 12 months. The sensitivity analysis also assumes parallel yield curve shifts, funding needs based on forecasts, and no significant changes in our balance sheet composition or risk strategies.

The following table presents the approximate net interest income impacts forecasted over the next 12 months from an immediate and parallel change in interest rates:

December 31,	2024		2023
(dollars in millions)	+100 bps	-100 bps	+100 bps	-100 bps

Net interest income	$(35)	$35	$(32)	$32

We did not enter into interest rate-sensitive financial instruments for trading or speculative purposes.

Change from Prior Methodology:
Previously we disclosed the potential changes in the fair values of receivables, investments and debt resulting from hypothetical interest rate changes. While this approach provided insight into balance sheet valuation impacts, it did not reflect the earnings exposure to interest rate risk, which is through changes in funding costs and the effects to earnings.

The earnings-based analysis focuses on net interest income, a key component of our business performance. This change provides readers more meaningful insight into how interest rates could impact our results of operations, highlights the strength of our balance sheet and funding program, and provides relevant and useful disclosures. This revised approach enhances transparency, aligns with industry practices, and offers a clearer understanding of our exposure to interest rate risk and its potential impact on financial performance.

Readers should exercise care in drawing conclusions based on the above analysis. While these changes in net interest income provide a measure of interest rate sensitivity, they do not represent our expectations about the impact of interest rate changes on our financial results. This analysis is based on our corporate forecast and incorporates numerous assumptions and estimates as described above. It also assumes an immediate change in interest rates, without regard to the impact of certain business decisions or initiatives that we would likely undertake to mitigate or eliminate some or all of the adverse effects of the modeled scenarios. Additionally, the analysis does not reflect the potential impacts of macroeconomic changes or variations in the competitive environment.

We have limited exposure to other market risks, including foreign exchange rates, equity prices, and commodity prices. These risks are not considered material to our operations or financial position and are therefore not included in this analysis. Should such exposures become material, we will disclose their potential impacts in future filings.

Item 8. Financial Statements and Supplementary Data.

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Foursight Capital LLC from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Foursight Capital LLC from our audit of internal control over financial reporting. Foursight Capital LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Allowance for Finance Receivable Losses for Consumer Loans – Forecasted Macroeconomic Conditions

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s allowance for finance receivable losses for consumer loans was $2,567 million as of December 31, 2024. Management estimates the allowance for finance receivable losses for consumer loans primarily on historical loss experience using a cumulative loss model applied to the Company’s consumer loan portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which includes the forecasted unemployment rate.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for consumer loans – forecasted macroeconomic conditions is a critical audit matter are (i) the significant judgment by management in determining adjustments to the results of the cumulative loss model to reflect forecasted macroeconomic conditions, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of forecasted macroeconomic conditions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses for consumer loans, including controls over management’s determination of the impact of forecasted macroeconomic conditions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining forecasted macroeconomic conditions and applying those forecasts to the results of the cumulative loss model, which included (i) evaluating the appropriateness of the methodology, (ii) testing the data used in the estimate and (iii) evaluating the reasonableness of management’s determination of the impact of forecasted macroeconomic conditions on the allowance for finance receivable losses for consumer loans.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 7, 2025

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of OneMain Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneMain Finance Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Finance Receivable Losses for Consumer Loans – Forecasted Macroeconomic Conditions

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s allowance for finance receivable losses for consumer loans was $2,567 million as of December 31, 2024. Management estimates the allowance for finance receivable losses for consumer loans primarily on historical loss experience using a cumulative loss model applied to the Company’s consumer loan portfolios. Management also considers forecasted macroeconomic conditions within the Company’s reasonable and supportable forecast period, which includes the forecasted unemployment rate.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for consumer loans – forecasted macroeconomic conditions is a critical audit matter are (i) the significant judgment by management in determining adjustments to the results of the cumulative loss model to reflect forecasted macroeconomic conditions, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s determination of the impact of forecasted macroeconomic conditions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses for consumer loans, including controls over management’s determination of the impact of forecasted macroeconomic conditions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining forecasted macroeconomic conditions and applying those forecasts to the results of the cumulative loss model, which included (i) evaluating the appropriateness of the methodology, (ii) testing the data used in the estimate and (iii) evaluating the reasonableness of management’s determination of the impact of forecasted macroeconomic conditions on the allowance for finance receivable losses for consumer loans.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 7, 2025

We have served as the Company’s auditor since 2002.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2024	2023

Assets
Cash and cash equivalents	$458	$1,014
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.5 billion and $1.6 billion in 2024, respectively, and $1.6 billion and $1.8 billion in 2023, respectively)	1,607	1,719
Net finance receivables (includes loans of consolidated VIEs of $14.0 billion in 2024 and $12.8 billion in 2023)	23,554	21,349
Unearned insurance premium and claim reserves	(766)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2024 and $1.4 billion in 2023)	(2,705)	(2,480)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	20,083	18,098
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $662 million in 2024 and $523 million in 2023)	684	534
Goodwill	1,474	1,437
Other intangible assets	286	260
Other assets	1,318	1,232
Total assets	$25,910	$24,294

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $12.4 billion in 2024 and $11.6 billion in 2023)	$21,438	$19,813
Insurance claims and policyholder liabilities	575	615
Deferred and accrued taxes	20	9
Other liabilities (includes other liabilities of consolidated VIEs of $31 million in 2024 and $26 million in 2023)	686	671
Total liabilities	22,719	21,108
Contingencies (Note 15)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 119,360,509 and 119,757,277 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	1,734	1,715
Accumulated other comprehensive loss	(81)	(87)
Retained earnings	2,296	2,285
Treasury stock, at cost; 16,060,384 and 15,383,804 shares at December 31, 2024 and December 31, 2023, respectively	(759)	(728)
Total shareholders’ equity	3,191	3,186
Total liabilities and shareholders’ equity	$25,910	$24,294
See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2024	2023	2022

Interest income	$4,993	$4,564	$4,435

Interest expense	1,185	1,019	892

Net interest income	3,808	3,545	3,543

Provision for finance receivable losses	2,040	1,721	1,402

Net interest income after provision for finance receivable losses	1,768	1,824	2,141

Other revenues:
Insurance	445	448	445
Investment	108	116	61
Gain on sales of finance receivables	23	52	63
Net loss on repurchases and repayments of debt	(34)	—	(27)
Other	153	119	87
Total other revenues	695	735	629

Other expenses:
Salaries and benefits	879	855	836
Other operating expenses	728	675	621
Insurance policy benefits and claims	189	189	158
Total other expenses	1,796	1,719	1,615

Income before income taxes	667	840	1,155

Income taxes	158	199	283

Net income	$509	$641	$872

Share Data:
Weighted average number of shares outstanding:
Basic	119,659,278	120,382,227	124,178,643
Diluted	120,119,983	120,629,590	124,417,274
Earnings per share:
Basic	$4.26	$5.33	$7.02
Diluted	$4.24	$5.32	$7.01

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Net income	$509	$641	$872

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	12	49	(229)
Retirement plan liability adjustments	6	—	(12)
Foreign currency translation adjustments	(14)	4	(10)
Changes in discount rate for insurance claims and policyholder liabilities	5	3	62
Other	(4)	(5)	22
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(2)	(11)	50
Retirement plan liability adjustments	(1)	—	3
Foreign currency translation adjustments	3	(1)	2
Changes in discount rate for insurance claims and policyholder liabilities	(1)	—	(14)
Other	—	1	(5)
Other comprehensive income (loss), net of tax, before reclassification adjustments	4	40	(131)
Reclassification adjustments included in net income, net of tax:
Net realized (gains) losses on available-for-sale securities, net of tax	2	—	(1)
Reclassification adjustments included in net income, net of tax	2	—	(1)
Other comprehensive income (loss), net of tax	6	40	(132)

Comprehensive income	$515	$681	$740

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2024	$1	$1,715	$(87)	$2,285	$(728)	$3,186
Common stock repurchased	—	—	—	—	(35)	(35)
Treasury stock issued	—	—	—	—	4	4
Share-based compensation expense, net of forfeitures	—	30	—	—	—	30
Withholding tax on share-based compensation	—	(11)	—	—	—	(11)
Other comprehensive income	—	—	6	—	—	6
Cash dividends (a)	—	—	—	(498)	—	(498)
Net income	—	—	—	509	—	509
Balance, December 31, 2024	$1	$1,734	$(81)	$2,296	$(759)	$3,191

Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (b)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(65)	(65)
Treasury stock issued	—	—	—	(1)	4	3
Share-based compensation expense, net of forfeitures	—	36	—	—	—	36
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	40	—	—	40
Cash dividends (a)	—	—	—	(486)	—	(486)
Net income	—	—	—	641	—	641
Balance, December 31, 2023	$1	$1,715	$(87)	$2,285	$(728)	$3,186

Balance, January 1, 2022	$1	$1,672	$5	$1,727	$(368)	$3,037
Common stock repurchased	—	—	—	—	(303)	(303)
Treasury stock issued	—	—	—	(2)	4	2
Share-based compensation expense, net of forfeitures	—	31	—	—	—	31
Withholding tax on share-based compensation	—	(14)	—	—	—	(14)
Other comprehensive loss	—	—	(132)	—	—	(132)
Cash dividends (a)	—	—	—	(478)	—	(478)
Net income	—	—	—	872	—	872
Balance, December 31, 2022	$1	$1,689	$(127)	$2,119	$(667)	$3,015

(a) Cash dividends declared were $4.12 per share, $4.00 per share, and $3.80 per share in 2024, 2023, and 2022 respectively.
(b) As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Cash flows from operating activities
Net income	$509	$641	$872
Reconciling adjustments:
Provision for finance receivable losses	2,040	1,721	1,402
Depreciation and amortization	277	257	262
Deferred income tax benefit	(42)	(36)	(64)
Net loss on repurchases and repayments of debt	34	—	27
Share-based compensation expense, net of forfeitures	30	36	31
Gain on sales of finance receivables	(23)	(52)	(63)
Other	(1)	(4)	2
Cash flows due to changes in other assets and other liabilities	(125)	(44)	(82)
Net cash provided by operating activities	2,699	2,519	2,387

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(3,806)	(3,557)	(2,775)
Proceeds from sales of finance receivables	574	641	790
Foursight Acquisition, net of cash acquired	(64)	—	—
Available-for-sale securities purchased	(272)	(179)	(530)
Available-for-sale securities called, sold, and matured	373	323	463
Other securities purchased	(12)	(5)	(6)
Other securities called, sold, and matured	19	6	14
Other, net	(78)	(91)	(75)
Net cash used for investing activities	(3,266)	(2,862)	(2,119)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	4,388	4,819	5,618
Repayments and repurchases of long-term debt	(3,687)	(3,328)	(5,149)
Cash dividends	(498)	(487)	(480)
Common stock repurchased	(35)	(65)	(303)
Treasury stock issued	4	3	2
Withholding tax on share-based compensation	(11)	(10)	(14)
Net cash provided by (used for) financing activities	161	932	(326)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(406)	589	(58)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,548	959	1,017
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,142	$1,548	$959

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2024	2023	2022

Supplemental cash flow information
Cash and cash equivalents	$458	$1,014	$498
Restricted cash and restricted cash equivalents	684	534	461
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,142	$1,548	$959

Interest paid	$(1,144)	$(968)	$(857)
Income taxes paid	(219)	(215)	(343)
Cash paid for amounts included in the measurement of operating lease liabilities	(58)	(59)	(58)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$47	$67	$66

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2024	2023

Assets
Cash and cash equivalents	$424	$1,011
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.5 billion and $1.6 billion in 2024, respectively, and $1.6 billion and $1.8 billion in 2023, respectively)	1,607	1,719
Net finance receivables (includes loans of consolidated VIEs of $14.0 billion in 2024 and $12.8 billion in 2023)	23,554	21,349
Unearned insurance premium and claim reserves	(766)	(771)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2024 and $1.4 billion in 2023)	(2,705)	(2,480)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	20,083	18,098
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $662 million in 2024 and $523 million in 2023)	684	534
Goodwill	1,474	1,437
Other intangible assets	286	260
Other assets	1,317	1,230
Total assets	$25,875	$24,289

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $12.4 billion in 2024 and $11.6 billion in 2023)	$21,438	$19,813
Insurance claims and policyholder liabilities	575	615
Deferred and accrued taxes	20	9
Other liabilities (includes other liabilities of consolidated VIEs of $31 million in 2024 and $26 million in 2023)	687	672
Total liabilities	22,720	21,109
Contingencies (Note 15)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at December 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	1,978	1,959
Accumulated other comprehensive loss	(81)	(87)
Retained earnings	1,253	1,303
Total shareholder’s equity	3,155	3,180
Total liabilities and shareholder’s equity	$25,875	$24,289

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Interest income	$4,993	$4,564	$4,435

Interest expense	1,185	1,019	892

Net interest income	3,808	3,545	3,543

Provision for finance receivable losses	2,040	1,721	1,402

Net interest income after provision for finance receivable losses	1,768	1,824	2,141

Other revenues:
Insurance	445	448	445
Investment	108	116	61
Gain on sales of finance receivables	23	52	63
Net loss on repurchases and repayments of debt	(34)	—	(27)
Other	153	119	87
Total other revenues	695	735	629

Other expenses:
Salaries and benefits	879	855	836
Other operating expenses	728	675	621
Insurance policy benefits and claims	189	189	158
Total other expenses	1,796	1,719	1,615

Income before income taxes	667	840	1,155

Income taxes	158	199	283

Net income	$509	$641	$872

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Net income	$509	$641	$872

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	12	49	(229)
Retirement plan liability adjustments	6	—	(12)
Foreign currency translation adjustments	(14)	4	(10)
Changes in discount rate for insurance claims and policyholder liabilities	5	3	62
Other	(4)	(5)	22
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(2)	(11)	50
Retirement plan liability adjustments	(1)	—	3
Foreign currency translation adjustments	3	(1)	2
Changes in discount rate for insurance claims and policyholder liabilities	(1)	—	(14)
Other	—	1	(5)
Other comprehensive income (loss), net of tax, before reclassification adjustments	4	40	(131)
Reclassification adjustments included in net income, net of tax:
Net realized (gains) losses on available-for-sale securities, net of tax	2	—	(1)
Reclassification adjustments included in net income, net of tax	2	—	(1)
Other comprehensive income (loss), net of tax	6	40	(132)

Comprehensive income	$515	$681	$740

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder’s Equity

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2024	$5	$1,959	$(87)	$1,303	$3,180
Share-based compensation expense, net of forfeitures	—	30	—	—	30
Withholding tax on share-based compensation	—	(11)	—	—	(11)
Other comprehensive income	—	—	6	—	6
Cash dividends	—	—	—	(559)	(559)
Net income	—	—	—	509	509
Balance, December 31, 2024	$5	$1,978	$(81)	$1,253	$3,155

Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 *	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	36	—	—	36
Withholding tax on shared-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	40	—	40
Cash dividends	—	—	—	(543)	(543)
Net income	—	—	—	641	641
Balance, December 31, 2023	$5	$1,959	$(87)	$1,303	$3,180

Balance, January 1, 2022	$5	$1,916	$5	$1,078	$3,004
Share-based compensation expense, net of forfeitures	—	31	—	—	31
Withholding tax on share-based compensation	—	(14)	—	—	(14)
Other comprehensive loss	—	—	(132)	—	(132)
Cash dividends	—	—	—	(757)	(757)
Net income	—	—	—	872	872
Balance, December 31, 2022	$5	$1,933	$(127)	$1,193	$3,004

* As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Cash flows from operating activities
Net income	$509	$641	$872
Reconciling adjustments:
Provision for finance receivable losses	2,040	1,721	1,402
Depreciation and amortization	277	257	262
Deferred income tax benefit	(42)	(36)	(64)
Net loss on repurchases and repayments of debt	34	—	27
Share-based compensation expense, net of forfeitures	30	36	31
Gain on sales of finance receivables	(23)	(52)	(63)
Other	(1)	(4)	2
Cash flows due to changes in other assets and other liabilities	(125)	(44)	(81)
Net cash provided by operating activities	2,699	2,519	2,388

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(3,806)	(3,557)	(2,775)
Proceeds from sales of finance receivables	574	641	790
Foursight Acquisition, net of cash acquired	(64)	—	—
Available-for-sale securities purchased	(272)	(179)	(530)
Available-for-sale securities called, sold, and matured	373	323	463
Other securities purchased	(12)	(5)	(6)
Other securities called, sold, and matured	19	6	14
Other, net	(78)	(91)	(75)
Net cash used for investing activities	(3,266)	(2,862)	(2,119)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	4,388	4,819	5,618
Repayments and repurchases of long-term debt	(3,687)	(3,328)	(5,149)
Cash dividends	(560)	(544)	(759)
Withholding tax on share-based compensation	(11)	(10)	(14)
Net cash provided by (used for) financing activities	130	937	(304)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(437)	594	(35)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,545	951	986
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,108	$1,545	$951

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2024	2023	2022

Supplemental cash flow information
Cash and cash equivalents	$424	$1,011	$490
Restricted cash and restricted cash equivalents	684	534	461
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,108	$1,545	$951

Interest paid	$(1,144)	$(968)	$(857)
Income taxes paid	(219)	(215)	(343)
Cash paid for amounts included in the measurement of operating lease liabilities	(58)	(59)	(58)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$47	$67	$66

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2024

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

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2024 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

ACCOUNTING POLICIES

Operating Segment

At December 31, 2024, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a receivable-by-receivable basis. We classify finance receivables as held for investment due to our ability and intent to hold them until their contractual maturities. Our finance receivables held for investment consist of our consumer loans and credit cards. Consumer loans include personal loans and auto finance. We carry finance receivables at amortized cost which includes accrued finance charges, net unamortized deferred origination costs and unamortized fees, unamortized net premiums and discounts on purchased finance receivables, and unamortized finance charges on precomputed receivables.

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

For our consumer loans, we stop accruing finance charges when four payments (approximately 90 days) become contractually past due. We reverse finance charge amounts previously accrued upon suspension of accrual of finance charges. For credit cards, we continue to accrue finance charges and fees until charge-off when seven payments (approximately 180 days) become contractually past due, at which point we reverse finance charges and fees previously accrued.

For certain finance receivables that had a carrying value that included a purchase premium or discount, we stop accreting the premium or discount at the time we stop accruing finance charges. We do not reverse accretion of premium or discount that was previously recognized.

For our consumer loans, we recognize the contractual interest portion of payments received on nonaccrual finance receivables as finance charges at the time of receipt. We resume the accrual of interest on nonaccrual consumer loans when the past due status on the individual finance receivable improves to the point that the finance receivable no longer meets our policy for nonaccrual. At that time, we also resume accretion of any unamortized premium or discount resulting from a previous purchase premium or discount.

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

We estimate the allowance for finance receivable losses primarily on historical loss experience using a cumulative loss model applied to our consumer loans. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our consumer loans are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include loan modification status, collateral mix, and recent credit score.

To estimate the gross credit losses for consumer loans, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes.

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

For our consumer loans, we have elected not to measure an allowance on accrued finance charges as it is our policy to reverse finance charge amounts previously accrued after four contractual payments become past due. For credit cards, we measure an allowance on uncollected finance charges, but do not measure an allowance on the unfunded portion of the credit card lines as the accounts are unconditionally cancellable.

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

We generally charge-off to the allowance for finance receivable losses on consumer loans and credit cards that are beyond seven payments (approximately 180 days) contractually past due. Exceptions include accounts in bankruptcy, which are generally charged off at the earlier of notice of discharge or when the customer becomes seven payments contractually past due, and accounts of deceased borrowers, which are generally charged off at the time of notice. Generally, we start repossession of any titled personal property when the customer becomes two payments (approximately 30 days) contractually past due and may charge-off prior to the account becoming seven payments (approximately 180 days) contractually past due.

We may renew delinquent secured or unsecured loan accounts if the customer meets current underwriting criteria and it does not appear that the cause of past delinquency will affect the customer’s ability to repay the renewed loan. We subject all renewals to the same credit risk underwriting process as we would a new application for credit.

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

If we intend to sell an impaired investment security or we will likely be required to sell the security before recovery of its amortized cost basis less any current period credit loss, we recognize the impairment as a direct write-down in Other revenues - investment in our consolidated statements of operations equal to the difference between the investment security’s amortized cost and its fair value at the balance sheet date. Once the impairment is recorded, we adjust the investment security to a new amortized cost basis equal to the previous amortized cost basis less the impairment write-down recognized in the current period.

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

Variable Interest Entities

An entity is a VIE if the entity does not have sufficient equity at risk for the entity to finance its activities without additional financial support or has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated into the financial statements of its primary beneficiary. When we have a variable interest in a VIE, we qualitatively assess whether we have a controlling financial interest in the entity and, if so, whether we are the primary beneficiary. In applying the qualitative assessment to identify the primary beneficiary of a VIE, we are determined to have a controlling financial interest if we have (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We consider the VIEs’ purpose and design, including the risks that the entity was designed to create and pass through to its variable interest holders. We continually reassess the VIEs’ primary beneficiary and whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.

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

Long-term Debt

We generally report our long-term debt at the face value of the debt instrument, which we adjust for any unaccreted discount, unamortized premium, or unaccreted debt issuance costs. For our securitizations, we have elected to amortize and accrete these items over the life of the debt instrument based on the projected cash flows. For all other debt instruments, we generally amortize and accrete these items over the contractual life of the debt instrument based on the contractual terms. Amortization and accretion of these items are recorded to Interest expense in our consolidated statements of operations.

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

The amendments in this ASU became effective for the Company beginning with this Annual Report on Form 10-K for the year ended December 31, 2024, and we have adopted using the retrospective transition method. See Note 18 for additional information on the adoption of ASU 2023-07.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Income Taxes

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information in the rate reconciliation and income taxes paid disclosures. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application allowed. We are currently evaluating the impact of the standard to our income tax disclosures.

Expense Disaggregation Disclosures

In December of 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of certain costs and expenses in the notes to the financial statements. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2026, and will be effective for interim periods with fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application allowed. We are currently evaluating the impact of the standard to our financial statement disclosures.

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

The goodwill of $37 million recognized from the Foursight Acquisition reflects the strategic benefits and opportunities of the combined company and is reported in our C&I segment. Tax deductible goodwill is $52 million, reflecting differences in the allocation of purchase price for tax purposes. See Note 8 for a reconciliation of the carrying amount of goodwill at the beginning of 2024 and December 31, 2024.

Assets acquired include auto finance receivables with a fair value of $829 million on gross receivables of $908 million. Of this amount, we determined $226 million of gross receivables have experienced more-than-insignificant credit deterioration since origination (“purchased credit deteriorated” or “PCD” loans) and recorded an allowance for finance receivable losses for PCD loans of $31 million at the acquisition date. The remaining loans were deemed to be non-PCD loans, and an additional $61 million was recorded in our Allowance for finance receivable losses and recognized through Provision for finance receivable losses in our consolidated statement of operations for the year ended December 31, 2024.

The results of operations of Foursight are included in our consolidated statement of operations subsequent to the acquisition date. We have omitted the pro forma disclosures as we have determined that the acquisition did not have a significant impact to our consolidated financial statements.

5. Finance Receivables

Our finance receivables consist of consumer loans and credit cards. Consumer loans include personal loans and auto finance. Personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. Auto finance includes automobile retail installment contracts originated at the point of purchase through our dealership network. Auto finance loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

December 31, 2024
Gross finance receivables *	$20,514	$2,061	$22,575	$632	$23,207
Unearned fees	(239)	(32)	(271)	—	(271)
Accrued finance charges and fees	356	22	378	—	378
Deferred origination costs	202	27	229	11	240
Total	$20,833	$2,078	$22,911	$643	$23,554

December 31, 2023
Gross finance receivables *	$19,977	$744	$20,721	$322	$21,043
Unearned fees	(223)	(13)	(236)	—	(236)
Accrued finance charges and fees	326	7	333	—	333
Deferred origination costs	194	7	201	8	209
Total	$20,274	$745	$21,019	$330	$21,349
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

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2024		2023 (a)
(dollars in millions)	Amount	Percent	Amount	Percent

Personal Loans:
Texas	$2,054	10%	$2,010	10%
Florida	1,550	8	1,528	8
California	1,547	7	1,448	7
Pennsylvania	1,269	6	1,277	6
Ohio	1,000	5	972	5
North Carolina	940	5	1,010	5
New York	913	4	856	4
Georgia	823	4	784	4
Illinois	816	4	780	4
Indiana	705	3	711	3
Other	9,216	44	8,898	44
Total personal loans	$20,833	100%	$20,274	100%

Auto Finance
Florida	$159	8%	$81	11%
Georgia	155	7	63	8
Texas	141	7	5	1
Illinois	132	6	43	6
California	124	6	80	11
North Carolina	108	5	62	8
Indiana	99	5	29	4
Missouri	99	5	32	4
Ohio	89	4	34	5
Kentucky	88	4	29	4
Other	884	43	287	38
Total auto finance	$2,078	100%	$745	100%

Credit Cards:
Texas	$87	14%	$46	14%
California	84	13	50	15
Florida	76	12	38	11
Pennsylvania	37	6	18	5
Illinois	32	5	15	5
Ohio	31	5	15	5
Georgia	31	5	15	5
Other	265	40	133	40
Total credit cards	$643	100%	$330	100%
(a)    December 31, 2023 concentrations of net finance receivables are presented in the order of December 31, 2024 state concentrations.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with current terms of less than one year, in which we agreed to sell a remaining total of $900 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our consolidated statements of operations.

We sold a total of $542 million and $585 million of gross finance receivables during the years ended December 31, 2024 and 2023, respectively. The gain on the sales were $23 million and $52 million during the years ended December 31, 2024 and 2023, respectively.

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

The following table below is a summary of finance charges and fees on our consumer loans:

	Years Ended December 31,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$160	$9	$144	$2
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	17	1	18	—

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

Net accrued finance charges and fees reversed on credit cards were as follows:

	Years Ended December 31,
(dollars in millions, except per share amounts)	2024	2023

Net accrued finance charges and fees reversed	$35	$11

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$9,820	$5,337	$2,913	$1,143	$272	$155	$19,640
30-59 days past due	89	129	100	48	14	11	391
60-89 days past due	55	86	62	32	8	6	249
Total performing	9,964	5,552	3,075	1,223	294	172	20,280
Nonperforming (Nonaccrual)
90+ days past due	84	211	150	74	20	14	553
Total	$10,048	$5,763	$3,225	$1,297	$314	$186	$20,833

Gross charge-offs *	$51	$655	$728	$376	$104	$70	$1,984
* Represents gross charge-offs for the year ended December 31, 2024.

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$9,759	$5,527	$2,454	$776	$376	$114	$19,006
30-59 days past due	113	153	88	27	16	7	404
60-89 days past due	74	104	59	17	10	4	268
Total performing	9,946	5,784	2,601	820	402	125	19,678
Nonperforming (Nonaccrual)
90+ days past due	125	259	143	40	21	8	596
Total	$10,071	$6,043	$2,744	$860	$423	$133	$20,274

Gross charge-offs *	$63	$734	$625	$183	$101	$40	$1,746
* Represents gross charge-offs for the year ended December 31, 2023.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$1,007	$538	$273	$101	$21	$12	$1,952
30-59 days past due	25	24	19	10	2	1	81
60-89 days past due	6	7	5	2	—	—	20
Total performing	1,038	569	297	113	23	13	2,053
Nonperforming (Nonaccrual)
90+ days past due	6	9	7	2	—	1	25
Total	$1,044	$578	$304	$115	$23	$14	$2,078

Gross charge-offs *	$8	$36	$34	$12	$2	$1	$93
* Represents gross charge-offs for the year ended December 31, 2024.

(dollars in millions)	2023	2022	2021	2020	2019	Prior	Total

December 31, 2023
Performing
Current	$480	$203	$34	$2	$—	$—	$719
30-59 days past due	4	6	2	—	—	—	12
60-89 days past due	2	3	—	—	—	—	5
Total performing	486	212	36	2	—	—	736
Nonperforming (Nonaccrual)
90+ days past due	3	5	1	—	—	—	9
Total	$489	$217	$37	$2	$—	$—	$745

Gross charge-offs *	$2	$15	$5	$—	$—	$—	$22
* Represents gross charge-offs for the year ended December 31, 2023.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	December 31, 2024	December 31, 2023

Current	$558	$297
30-59 days past due	20	9
60-89 days past due	17	7
90+ days past due	48	17
Total	$643	$330

There were no credit cards that were converted to term loans at December 31, 2024 or December 31, 2023.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $336 million and $223 million at December 31, 2024 and December 31, 2023, respectively.

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

The period-end carrying value of finance receivables modified during the period was as follows:

	Years Ended December 31,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$319	$16	$451	$6
Interest rate reduction and principal forgiveness	394	1	331	—
Total modifications to borrowers experiencing financial difficulties	$713	$17	$782	$6

Modifications as a percent of net finance receivables by class	3.42%	0.81%	3.86%	0.86%

The financial effect of modifications made during the period was as follows:

	Years Ended December 31,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	18.61%	12.00%	19.64%	12.60%
Weighted-average term extension (months)	23	17	25	22
Principal/interest forgiveness	$46	$1	$44	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	December 31, 2024 (a)		December 31, 2023 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$518	$13	$571	$4
30-59 days past due	61	2	63	1
60-89 days past due	43	1	48	—
90+ days past due	91	1	100	1
Total	$713	$17	$782	$6
(a) Excludes $121 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.
(b) Excludes $88 million of personal loan receivables that were modified and subsequently charged off. Auto finance receivables that were modified and subsequently charged off were immaterial.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Years Ended December 31,
	2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$64	$1	$55	$1
Interest rate reduction and principal forgiveness	26	—	20	—
Total	$90	$1	$75	$1

Modifications made to credit cards were immaterial for the years ended December 31, 2024 and 2023.

TROUBLED DEBT RESTRUCTURED FINANCE RECEIVABLES PRIOR TO ADOPTION OF ASU 2022-02

ASU 2022-02 superseded the accounting for troubled debt restructurings by creditors. Due to the adoption of this ASU, the following disclosures related to troubled debt restructuring finance receivables are no longer applicable for reporting periods beginning in 2023.

Information regarding the new volume of the TDR finance receivables were as follows:

(dollars in millions)
December 31,	2022

Pre-modification TDR net finance receivables	$738
Post-modification TDR net finance receivables:
Rate reduction	465
Other *	273
Total post-modification TDR net finance receivables	$738
Number of TDR accounts	88,901
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

Finance receivables that were modified as TDR finance receivables within the previous 12 months and for which there was a default during the period to cause the TDR finance receivables to be considered nonperforming (90 days or more contractually past due) are reflected in the following table:

(dollars in millions)
December 31,	2022

TDR net finance receivables *	$136
Number of TDR accounts	17,297
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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At December 31, 2024, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the year ended December 31, 2024 was driven by growth in net finance receivables, including the impact of the Foursight Acquisition. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Year Ended December 31, 2024
Balance at beginning of period	$2,415	$65	$2,480
Provision for finance receivable losses	1,891	149	2,040
Charge-offs	(2,077)	(78)	(2,155)
Recoveries	307	2	309
Other (a)	31	—	31
Balance at end of period	$2,567	$138	$2,705

Year Ended December 31, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 (b)	(16)	—	(16)
Provision for finance receivable losses	1,651	70	1,721
Charge-offs	(1,768)	(27)	(1,795)
Recoveries	258	1	259
Balance at end of period	$2,415	$65	$2,480

Year Ended December 31, 2022
Balance at beginning of period	$2,090	$5	$2,095
Provision for finance receivable losses	1,379	23	1,402
Charge-offs	(1,431)	(7)	(1,438)
Recoveries	252	—	252
Balance at end of period	$2,290	$21	$2,311
(a)    Represents allowance for finance receivable losses recognized on PCD loans acquired in the Foursight Acquisition. See Note 4 for additional information.
(b)    As a result of the adoption of ASU 2022-02, we recorded a one-time adjustment to the allowance for finance receivable losses.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2024*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	66	—	(5)	61
Commercial paper	9	—	—	9
Non-U.S. government and government sponsored entities	159	1	(5)	155
Corporate debt	1,086	4	(69)	1,021
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	—	(24)	184
CMBS	29	—	(2)	27
CDO/ABS	72	1	(3)	70
Total	$1,641	$6	$(108)	$1,539

December 31, 2023*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$18	$—	$(1)	$17
Obligations of states, municipalities, and political subdivisions	72	—	(6)	66
Commercial paper	14	—	—	14
Non-U.S. government and government sponsored entities	172	1	(6)	167
Corporate debt	1,160	4	(79)	1,085
Mortgage-backed, asset-backed, and collateralized:
RMBS	202	—	(22)	180
CMBS	36	—	(3)	33
CDO/ABS	91	—	(6)	85
Total	$1,765	$5	$(123)	$1,647
*    The allowance for credit losses related to our investment securities as of December 31, 2024 and December 31, 2023 was immaterial.

Interest receivables reported in Other assets in our consolidated balance sheets totaled $13 million and $14 million as of December 31, 2024 and December 31, 2023, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the years ended December 31, 2024 and 2023.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2024
U.S. government and government sponsored entities	$1	$—	$11	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	3	—	56	(5)	59	(5)
Non-U.S. government and government sponsored entities	15	—	67	(5)	82	(5)
Corporate debt	210	(5)	657	(64)	867	(69)
Mortgage-backed, asset-backed, and collateralized:
RMBS	40	—	134	(24)	174	(24)
CMBS	2	—	25	(2)	27	(2)
CDO/ABS	8	—	40	(3)	48	(3)
Total	$279	$(5)	$990	$(103)	$1,269	$(108)

December 31, 2023
U.S. government and government sponsored entities	$1	$—	$11	$(1)	$12	$(1)
Obligations of states, municipalities, and political subdivisions	2	—	62	(6)	64	(6)
Commercial paper	14	—	—	—	14	—
Non-U.S. government and government sponsored entities	22	—	97	(6)	119	(6)
Corporate debt	15	—	925	(79)	940	(79)
Mortgage-backed, asset-backed, and collateralized:
RMBS	5	—	152	(22)	157	(22)
CMBS	2	—	32	(3)	34	(3)
CDO/ABS	1	—	62	(6)	63	(6)
Total	$62	$—	$1,341	$(123)	$1,403	$(123)
*    Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, were not quantified in the table above.

On a lot basis, we had 1,771 and 1,984 investment securities in an unrealized loss position at December 31, 2024 and December 31, 2023, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of December 31, 2024, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of December 31, 2024, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the years ended December 31, 2024 and 2023, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the years ended December 31, 2024 and 2023.

The proceeds of available-for-sale securities sold or redeemed totaled $152 million, $90 million and $278 million during 2024, 2023, and 2022, respectively. The net realized gains and losses were immaterial during 2024, 2023, and 2022.

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2024 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$191	$192
Due after 1 year through 5 years	536	551
Due after 5 years through 10 years	396	435
Due after 10 years	135	154
Mortgage-backed, asset-backed, and collateralized securities	281	309
Total	$1,539	$1,641

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $452 million and $524 million at December 31, 2024 and December 31, 2023, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	December 31, 2024	December 31, 2023

Fixed maturity other securities:
Bonds	$18	$22
Preferred stock	13	16
Common stock	37	34
Total	$68	$72

Net unrealized gains and losses on other securities held were immaterial for the years ended December 31, 2024, 2023, and 2022. Net realized gains and losses on other securities sold or redeemed were immaterial for the years ended December 31, 2024, 2023, and 2022.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment.

8. Goodwill and Other Intangible Assets

GOODWILL

As a result of the Foursight Acquisition, we recorded $37 million of goodwill, which we report in our C&I segment. See Note 4 for further information.

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Consumer and Insurance

Year Ended December 31, 2024
Balance at beginning of period	$1,437
Goodwill recognized upon acquisition	37
Balance at end of period	$1,474

We did not record any impairments to goodwill during 2024, 2023, and 2022.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount *	Accumulated Amortization	Net Other Intangible Assets

December 31, 2024
Trade names	$224	$—	$224
Licenses	25	—	25
Customer relationships	22	(2)	20
VOBA	105	(94)	11
Other	7	(1)	6
Total	$383	$(97)	$286

December 31, 2023
Trade names	$220	$—	$220
Licenses	25	—	25
VOBA	105	(91)	14
Other	1	—	1
Total	$351	$(91)	$260
*    In connection with the Foursight Acquisition, we recorded $32 million of intangible assets.

Amortization expense was immaterial in 2024 and 2023, and $13 million in 2022. The estimated aggregate amortization of other intangible assets for each of the next five years is immaterial.

9. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2024		December 31, 2023
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$21,266	$21,284	$19,641	$19,273
Junior subordinated debt	172	247	172	184
Total	$21,438	$21,531	$19,813	$19,457

Weighted average effective interest rates on long-term debt by type were as follows:

	At December 31,
	2024	2023

Senior debt	5.71%	5.47%
Junior subordinated debt	13.63%	15.12%
Total	5.77%	5.55%

Principal maturities of long-term debt by type of debt at December 31, 2024 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding Facilities	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-10.98%	5.84%-5.95%	5.69%	3.50%-9.00%	6.67%

2025	$—	$—	$—	$—	$—	$—
2026	—	—	—	1,429	—	1,429
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029	—	—	—	2,389	—	2,389
2030-2067	—	—	—	3,042	350	3,392
Secured (c)	11,703	725	1	—	—	12,429
Total principal maturities	$11,703	$725	$1	$8,960	$350	$21,739

Total carrying amount	$11,661	$722	$1	$8,882	$172	$21,438
Debt issuance costs (d)	(36)	(3)	—	(74)	—	(113)
(a)    Pursuant to the Base Indenture, the Supplemental Indentures and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b)    The interest rates shown are the range of contractual rates in effect at December 31, 2024.
(c)    Securitizations, private secured term funding facilities, and borrowings under the revolving conduit facilities are not included in the above maturities by period due to their variable monthly payments, which may result in pay-off prior to the stated maturity date. See Note 10 for further information on our long-term debt associated with securitizations, private secured term funding facilities, and revolving conduit facilities.
(d)    Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and unsecured corporate revolver, which totaled $37 million at December 31, 2024 and are reported in Other assets in our consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At December 31, 2024, the borrowing capacity of our unsecured corporate revolver was $1.1 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

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

As of December 31, 2024, OMFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, OMFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by OMFC. OMFC can redeem the Junior Subordinated Debenture at par. On December 30, 2013, OMH entered into a guaranty agreement whereby it agreed to fully and unconditionally guarantee, on a junior subordinated basis, the payment of principal, premium (if any), and interest on the Junior Subordinated Debenture. Prior to June 30, 2023, the interest rate on the remaining principal balance of the Junior Subordinated Debenture consisted of a variable floating rate (determined quarterly) equal to 3-month LIBOR plus 1.75%. ICE Benchmark Administration and the Financial Conduct Authority announced that the publication of the most commonly used USD LIBOR settings has ceased to be provided after June 30, 2023. Effective in July 2023 the debenture transitioned from a LIBOR-based interest rate to a SOFR-based interest rate in accordance with the statutory framework provided by the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, and the rules adopted in December 2022 by the Board of Governors of the Federal Reserve System. The replacement rate is 3-month CME Term SOFR plus a spread adjustment of 0.26% plus 1.75%, or 6.67% as of December 31, 2024.

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

Based upon OMFC’s financial results for the year ended December 31, 2024, a mandatory trigger event did not occur with respect to the interest payment due in January of 2025, as OMFC was in compliance with both required ratios discussed above.

10. Variable Interest Entities

CONSOLIDATED VIES

As part of our overall funding strategy and as part of our efforts to support our liquidity from sources other than our traditional capital market sources, we have transferred certain finance receivables to VIEs for asset-backed financing transactions, including secured debt, revolving conduit facilities, and credit card revolving VFN facilities. We are the primary beneficiary of these VIEs and, as a result, we include the VIEs’ assets, including any finance receivables securing the VIEs’ debt obligations, and related liabilities in our consolidated financial statements and the VIEs’ asset-backed debt obligations are accounted for as secured borrowings. OneMain is deemed to be the primary beneficiary of each VIE because we have the ability to direct the activities of the VIE that most significantly impact its economic performance, including the losses it absorbs and its right to receive economic benefits that are potentially significant. Such ability arises from our contractual right to service the finance receivables securing the VIEs’ debt obligations. To the extent we retain any debt obligation or residual interest in an asset-backed financing facility, we are exposed to potentially significant losses and potentially significant returns.

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

We parenthetically disclose on our consolidated balance sheets the VIEs’ assets that can only be used to settle the VIEs’ obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our personal loan securitization trusts, private secured term funding facilities, revolving conduit facilities, and credit card revolving VFN facilities were as follows:

(dollars in millions)
December 31,	2024	2023

Assets
Cash and cash equivalents	$4	$2
Net finance receivables	13,985	12,780
Allowance for finance receivable losses	1,633	1,428
Restricted cash and restricted cash equivalents	662	523
Other assets	40	32

Liabilities
Long-term debt	$12,384	$11,579
Other liabilities	31	27

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $624 million in 2024, $483 million in 2023, and $305 million in 2022.

SECURITIZED BORROWINGS

Our outstanding OneMain Financial Issuance Trust (“OMFIT”) and OneMain Direct Auto Receivables Trust (“ODART”) securitizations contain a revolving period ranging from two to seven years during which no principal payments are required to be made on the related asset-backed notes. The indentures governing our OMFIT and ODART securitized borrowings contain early amortization events and events of default, that, if triggered, may result in the acceleration of the obligation to pay principal and interest on the related asset-backed notes. Our Foursight Capital Automobile Receivables Trust ("FCRT") securitizations are amortizing.

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of December 31, 2024, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a borrowing capacity of $300 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to five years as of December 31, 2024. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING FACILITIES

On October 24, 2024, pursuant to an amendment, we converted a revolving conduit facility to a private secured term funding facility. At December 31, 2024, the maximum borrowing capacity of $725 million was outstanding under the private secured term funding facilities. No principal payments are required to be made until after June 2026, at the earliest, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 17 revolving conduit facilities with a borrowing capacity of $6.0 billion as of December 31, 2024. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of December 31, 2024. Amounts drawn on these facilities are collateralized by our consumer loans.

11. Insurance

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

INSURANCE RESERVES

Components of our insurance reserves were as follows:

(dollars in millions)
December 31,	2024	2023

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$685	$681
Claim reserves	81	90
Subtotal *	766	771
Payable to third-party beneficiaries	259	270
Non-finance receivable related	316	345
Total	$1,341	$1,386
* Reported in Unearned insurance premium and claim reserves in our consolidated balance sheets.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $277 million and $303 million at December 31, 2024 and 2023, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $55 million and $57 million at December 31, 2024 and 2023, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2024	2023	2022

Balance at beginning of period	$108	$93	$102
Less reinsurance recoverables	(3)	(3)	(3)
Net balance at beginning of period	105	90	99
Additions for losses and loss adjustment expenses incurred to:
Current year	188	173	144
Prior years *	(14)	(2)	(12)
Total	174	171	132
Reductions for losses and loss adjustment expenses paid related to:
Current year	(118)	(99)	(84)
Prior years	(63)	(57)	(58)
Total	(181)	(156)	(142)
Foreign currency translation adjustment	1	—	1
Net balance at end of period	99	105	90
Plus reinsurance recoverables	3	3	3
Balance at end of period	$102	$108	$93
*    At December 31, 2024 and December 31, 2023, there was a redundancy in the prior years’ net reserves due to favorable development of credit disability claims during the periods. At December 31, 2022, there was a redundancy in the prior years’ net reserves due to favorable development of credit life and credit disability claims during the period.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2024, were as follows:

	Years Ended December 31,					At December 31, 2024
(dollars in millions)	2020 (a)	2021 (a)	2022 (a)	2023 (a)	2024	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2020	$222	$204	$203	$203	$202	$—	68,925	3.1%
2021	—	160	155	154	153	2	38,244	1.8%
2022	—	—	139	137	136	7	34,350	1.5%
2023	—	—	—	170	161	19	40,995	1.8%
2024	—	—	—	—	184	68	35,759	1.6%
Total					$836
(a) Unaudited.
(b) Includes expected development on reported claims.
(c) Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2024, were as follows:

	Years Ended December 31,
(dollars in millions)	2020 *	2021 *	2022 *	2023 *	2024
Credit Insurance
Accident Year
2020	$126	$183	$194	$200	$202
2021	—	98	136	146	151
2022	—	—	82	119	129
2023	—	—	—	97	142
2024	—	—	—	—	116
Total					$740

All outstanding liabilities before 2020, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$96
* Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2024

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$96
Other short-duration insurance lines	2
Total	98

Insurance lines other than short-duration	4
Total gross liability for unpaid claims and claim adjustment expense	$102

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure.

There have been no significant changes in methodologies or assumptions during 2024.

Our average annual percentage payouts of incurred claims by age, net of reinsurance, as of December 31, 2024, were as follows:

Years	1	2	3	4	5
Credit insurance*	62.2%	27.3%	6.0%	2.9%	1.0%
* Unaudited.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$217	$41	$252	$48
Effect of cumulative changes in discount rate assumptions (beginning of period)	(5)	—	(8)	—
Beginning balance at original discount rate	212	41	244	48
Effect of changes in cash flow assumptions	—	—	(2)	(1)
Effect of actual variances from expected experience	(21)	(5)	(11)	(1)
Adjusted balance at beginning of period	191	36	231	46
Interest accretion	11	2	13	2
Net premiums collected	(27)	(5)	(32)	(7)
Ending balance at original discount rate	175	33	212	41
Effect of changes in discount rate assumptions	2	—	5	—
Balance at ending of period	$177	$33	$217	$41

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$435	$113	$483	$126
Effect of cumulative changes in discount rate assumptions (beginning of period)	(12)	—	(17)	(1)
Beginning balance at original discount rate	423	113	466	125
Effect of changes in cash flow assumptions	—	—	(4)	(1)
Effect of actual variances from expected experience	(26)	(6)	(14)	—
Adjusted balance at beginning of period	397	107	448	124
Net issuances	4	1	3	1
Interest accretion	22	5	25	6
Benefit payments	(50)	(15)	(53)	(18)
Ending balance at original discount rate	373	98	423	113
Effect of changes in discount rate assumptions	5	(2)	12	—
Balance at ending of period	$378	$96	$435	$113

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$201	$63	$218	$72
Deferred profit liability	12	48	14	51
Total net liability for future policy benefits	$213	$111	$232	$123

The weighted-average duration of the liability for future policy benefits was 8 years at December 31, 2024 and 2023.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the consolidated balance sheets:

	At or for the Years Ended December 31,
(dollars in millions)	2024	2023
Term and whole life	$213	$232
Accidental death and disability protection	111	123
Other*	251	260
Total	$575	$615
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$365	$122	$430	$146
Discounted	264	87	311	106
Expected future benefit payments:
Undiscounted	529	144	607	166
Discounted	378	96	435	113

The revenue and interest accretion related to our long-duration insurance contracts recognized in the consolidated statements of operations were as follows:

	At or for the Years Ended December 31,
	2024		2023		2022
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$51	$17	$57	$19	$62	$20

Interest accretion	$11	$3	$12	$4	$12	$4

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Years Ended December 31,
	2024		2023
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.36%	0.01%	0.38%	0.01%
Actual	0.33%	0.01%	0.32%	0.01%
Lapses:
Expected	3.69%	1.83%	2.94%	1.94%
Actual	3.38%	3.43%	2.39%	2.12%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2024		2023
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.28%	4.86%	5.28%	4.87%
Current discount rate	5.31%	5.37%	4.98%	4.98%

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

Statutory net income for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Property and casualty:
Triton	$51	$46	$58

Life and health:
AHL	$97	$100	$98

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2024	2023

Property and casualty:
Triton	$163	$180

Life and health:
AHL	$257	$279

Our insurance companies are also subject to risk-based capital requirements adopted by the Texas DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2024 and 2023, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

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

Ordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Triton	$—	$58	$50
AHL	$—	$98	$—

Extraordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Triton	$70	$23	$—
AHL	$115	$107	$—

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

Par value and shares authorized at December 31, 2024 were as follows:

	OMH		OMFC
	Preferred Stock *	Common Stock	Special Stock *	Common Stock

Par value	$0.01	$0.01	$—	$0.50
Shares authorized	300,000,000	2,000,000,000	25,000,000	25,000,000
* No shares of OMH preferred stock or OMFC special stock were issued and outstanding at December 31, 2024 or 2023.

Changes in OMH shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2024	2023	2022

Balance at beginning of period	119,757,277	121,042,125	127,809,640
Common shares issued	279,812	285,480	333,038
Common shares repurchased	(755,274)	(1,651,717)	(7,181,023)
Treasury stock issued	78,694	81,389	80,470
Balance at end of period	119,360,509	119,757,277	121,042,125

OMFC shares issued and outstanding were as follows:

	Special Stock		Common Stock
	2024	2023	2024	2023

Shares issued and outstanding	—	—	10,160,021	10,160,021

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2024	2023	2022

Numerator (basic and diluted):
Net income	$509	$641	$872
Denominator:
Weighted average number of shares outstanding (basic)	119,659,278	120,382,227	124,178,643
Effect of dilutive securities *	460,705	247,363	238,631
Weighted average number of shares outstanding (diluted)	120,119,983	120,629,590	124,417,274
Earnings per share:
Basic	$4.26	$5.33	$7.02
Diluted	$4.24	$5.32	$7.01
* We have excluded weighted-average unvested restricted stock units totaling 667,918, 1,048,970, and 1,335,442 for 2024, 2023, and 2022, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

13. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in discount rate for insurance claims and policyholder liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2024
Balance at beginning of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
Other comprehensive income (loss) before reclassifications	10	5	(11)	4	(4)	4
Reclassification adjustments from Accumulated other comprehensive loss	2	—	—	—	—	2
Balance at end of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)

Year Ended December 31, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	38	—	3	3	(4)	40
Balance at end of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)

Year Ended December 31, 2022
Balance at beginning of period	$49	$1	$3	$(56)	$8	$5
Other comprehensive income (loss) before reclassifications	(179)	(9)	(8)	48	17	(131)
Reclassification adjustments from Accumulated other comprehensive income	(1)	—	—	—	—	(1)
Balance at end of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the years ended December 31, 2024, 2023, and 2022.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the years ended December 31, 2024, 2023 and 2022.

14. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries file a consolidated life/non-life federal tax return with the IRS. Income taxes from the consolidated federal and state tax returns are allocated to our eligible subsidiaries under a tax sharing agreement with OMH.

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2024, the Company had no undistributed foreign earnings.

Components of income before income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Income before income tax expense - U.S. operations	$647	$817	$1,134
Income before income tax expense - foreign operations	20	23	21
Total	$667	$840	$1,155

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Current:
Federal	$157	$194	$288
Foreign	5	4	4
State	38	37	55
Total current	200	235	347

Deferred:
Federal	(26)	(25)	(53)
State	(16)	(11)	(11)
Total deferred	(42)	(36)	(64)
Total	$158	$199	$283

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands.

OMH's and OMFC’s reconciliations of the statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2024	2023	2022

Statutory federal income tax rate	21.00%	21.00%	21.00%

State income taxes, net of federal	2.15	2.56	2.93
Change in valuation allowance	(0.04)	0.93	0.18
Nondeductible compensation	0.45	0.30	0.48
Other, net	0.07	(1.19)	(0.06)
Effective income tax rate	23.63%	23.60%	24.53%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Balance at beginning of year	$11	$6	$8
Increases in tax positions for prior years	10	—	1
Increases in tax positions for current years	2	6	—
Lapse in statute of limitations	(2)	(1)	(3)
Settlements with tax authorities	(1)	—	—
Balance at end of year	$20	$11	$6

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest and penalties related to uncertain tax positions in income tax expense. The amount of any change in the balance of uncertain tax liabilities over the next 12 months is not expected to be material to our consolidated financial statements.

We are under examination by various states for the years 2017 to 2022. Management believes it has adequately provided for taxes for such years.

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2024	2023

Deferred tax assets:
Allowance for loan losses	$672	$614
Net operating losses and tax credits	52	46
Capitalized research and experimental costs	40	34
Insurance reserves	31	27
Pension/employee benefits	28	27
Fair value of equity and securities investments	17	19
Other	54	40
Total	894	807

Deferred tax liabilities:
Goodwill	208	188
Deferred loan fees	57	27
Debt fair value adjustment	43	42
Other	32	36
Total	340	293

Net deferred tax assets before valuation allowance	554	514
Valuation allowance	(37)	(37)
Net deferred tax assets	$517	$477

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets.

At December 31, 2024, we had state net operating loss carryforwards of $789 million compared to $601 million at December 31, 2023. The state net operating loss carryforwards mostly expire between 2035 and 2045, except for some states which conform to the federal rules for indefinite carryforward. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit, of $29 million and $27 million at December 31, 2024 and 2023, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

15. Leases and Contingencies

LEASES

Our operating leases primarily consist of leased office space, automobiles, and information technology equipment and have remaining lease terms of one to nine years.

Our operating right-of-use asset and lease liability balances were $152 million and $162 million, respectively, at December 31, 2024 and $165 million and $173 million, respectively, at December 31, 2023.

At December 31, 2024, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2025	$63
2026	51
2027	37
2028	19
2029	9
2030	3
Thereafter	3
Total lease payments	185
Imputed interest	(23)
Total	$162

Weighted Average Remaining Lease Term	3.56
Weighted Average Discount Rate	4.67%

Operating lease cost and variable lease cost, which are recorded in Other operating expenses in our consolidated statements of operations, were as follows:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Operating lease cost	$69	$63	$58
Variable lease cost	16	15	14
Total	$85	$78	$72

Our sublease income was immaterial for the years ended December 31, 2024, 2023, and 2022.

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

DEFINED CONTRIBUTION PLANS

OneMain 401(k) Plan

The OneMain 401(k) Plan (the “401(k) Plan”) provided for a 100% Company matching on the first 4% of the salary reduction contributions of the U.S. employees for 2024, 2023, and 2022. The salaries and benefits expense associated with this plan was $19 million in 2024, 2023, and 2022.

In addition, the Company may make a discretionary profit sharing contribution to the 401(k) Plan. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In no event, however, will the discretionary profit sharing contribution exceed 4% of annual pay. The Company did not make any discretionary profit sharing contributions to the 401(k) Plan in 2024, 2023, or 2022.

OneMain Nonqualified Deferred Compensation Plan

The OneMain Holdings, Inc. Nonqualified Deferred Compensation Plan (the “NQDC Plan”) provides certain eligible employees with the option to defer receipt of some or all of their annual cash incentives and some of their base salaries earned on or after January 1, 2022. Employer contributions are not permitted under the NQDC Plan and employee contributions are fully vested at all times. Distributions of participant accounts are made following a participant’s separation of service, death, disability, unforeseeable emergency or as of a future payment date specified by the participant. The NQDC Plan assets and related obligation were immaterial as of December 31, 2024, 2023, and 2022.

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

(dollars in millions)
At or for the Years Ended December 31,	2024	2023	2022

Projected benefit obligation, beginning of period	$277	$275	$374
Interest cost	12	13	8
Actuarial loss (gain) (a)	(19)	5	(91)
Benefits paid:
Plan assets	(16)	(16)	(16)
Projected benefit obligation, end of period (b)	254	277	275

Fair value of plan assets, beginning of period	283	278	383
Actual return on plan assets, net of expenses	1	20	(90)
Company contributions	2	1	1
Benefits paid:
Plan assets	(16)	(16)	(16)
Fair value of plan assets, end of period (b)	270	283	278
Funded status, end of period	$16	$6	$3

Net plan assets recognized in our consolidated balance sheets (b)	$16	$6	$3

Pretax net loss recognized in Accumulated other comprehensive loss	$(3)	$(9)	$(10)
(a)    For the years ended December 31, 2024, 2023, and 2022, the actuarial gains or losses were due to year-over-year fluctuations in discount rates used to calculate the present value of benefit obligations for the defined benefit plans. Adoption of updated mortality assumptions had additional impacts on calculation of gains or losses.
(b)    Includes one overfunded benefit plan with net plan assets recognized in Other assets in our consolidated balance sheets of $25 million, $17 million, and $14 million at December 31, 2024, 2023, and 2022, respectively, and three underfunded benefit plans with net projected benefit obligations recognized in Other liabilities in our consolidated balance sheets of $9 million, $11 million, and $11 million at December 31, 2024, 2023, and 2022, respectively.

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)
Years Ended December 31,	2024	2023	2022

Components of net periodic benefit cost:
Interest cost	$12	$13	$8
Expected return on assets	(15)	(15)	(13)
Net periodic benefit cost	(3)	(2)	(5)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial (gain) loss	(6)	—	12
Total recognized in other comprehensive income	(6)	—	12

Total recognized in net periodic benefit cost and other comprehensive income	$(9)	$(2)	$7

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

December 31,	2024	2023

Projected benefit obligation:
Discount rate	5.44%	4.76%

Net periodic benefit costs:
Discount rate	4.70%	4.96%
Expected long-term rate of return on plan assets	5.53%	5.54%

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted FTSE Pension Discount Curve at December 31, 2024 and 2023, and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

At December 31, 2024, the actual asset allocation for the primary asset classes was 96% in fixed income securities and 4% in equity securities. The 2025 target asset allocation for the primary asset classes is 95% in fixed income securities and 5% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 5.5% for the Springleaf Retirement Plan and 6.5% for the CommoLoCo Retirement Plan for 2024. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term, and thus, not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Expected Cash Flows

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2024 are as follows:

(dollars in millions)	Expected Future Benefit Payments

2025	$17
2026	17
2027	17
2028	17
2029	17
2030-2034	88

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

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2024
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	1	—	—	1
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	7	178	—	185
U.S. high yield (d)	—	1	—	1
Total	$12	$179	$—	$191
Investments measured at NAV (e)				79
Total investments at fair value				$270

December 31, 2023
Assets:
Cash and cash equivalents	$1	$—	$—	$1
Equity securities:
U.S. (a)	1	—	—	1
International (b)	1	—	—	1
Fixed income securities:
U.S. investment grade (c)	10	186	—	196
U.S. high yield (d)	—	3	—	3
Total	$13	$189	$—	$202
Investments measured at NAV (e)				81
Total investments at fair value				$283
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

17. Share-Based Compensation

ONEMAIN HOLDINGS, INC. AMENDED 2013 OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (the “Omnibus Plan”). As of December 31, 2024, 11,634,257 shares of common stock were reserved for issuance under the Omnibus Plan. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs, restricted stock awards, stock appreciation rights, and other stock-based awards and cash awards.

Total share-based compensation expense, net of forfeitures, for all equity-based awards totaled $28 million, $34 million, and $29 million during 2024, 2023, and 2022, respectively. The total income tax benefit recognized for stock-based compensation was $6 million, $9 million, and $7 million in 2024, 2023, and 2022, respectively. As of December 31, 2024, there was total unrecognized compensation expense of $27 million related to unvested stock-based awards that are expected to be recognized over a weighted average period of approximately two years.

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

Expense for service-based awards is amortized on a straight-line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2024, 2023, and 2022, was $46.92, $42.09, and $50.43, respectively. The total fair value of service-based awards that vested during 2024, 2023, and 2022 was $24 million, $21 million, and $18 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2024	970,096	$46.10
Granted	476,500	46.92
Vested	(514,100)	47.61
Forfeited	(53,350)	45.90
Unvested at December 31, 2024	879,146	45.69	1.59

Performance-based Awards

During 2024, 2023 and 2022, OMH awarded certain executives performance-based awards that may be earned based on the financial performance of OMH or the market performance of OMH’s common stock. These awards are subject to the achievement of performance goals during either a cumulative three-year period or up to a seven-year period. The awards are considered earned after the attainment of the performance goal, which can occur during or after the performance period when results have been evaluated and approved by the Compensation Committee, and vest according to their certain terms and conditions.

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

The weighted average grant date fair value of performance-based awards issued in 2024, 2023, and 2022 was $49.68, $44.69, and $50.34, respectively. The total fair value of performance-based awards that vested was immaterial during 2024, 2023, and 2022.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2024	1,054,979	$42.44
Granted	142,282	49.68
Vested	—	—
Forfeited	(254,638)	47.68
Unvested at December 31, 2024	942,623	42.12	1.76

OTHER STOCK-BASED PLANS

Cash-settled Stock-based Awards

OMH has previously granted cash-settled stock-based awards to certain executives. These awards were granted with vesting conditions relating to the trading price of OMH’s common stock and certain other terms and conditions. The awards provided for the right to accrue cash dividend equivalents. The grant date fair value of the cash-settled stock-based awards was zero because the satisfaction of the required event-based performance conditions was not considered probable as of the grant dates.

No vesting conditions were satisfied during 2024, 2023, or 2022 related to these awards. The remaining unvested awards expired during 2024. Additional salaries and benefits expense related to the unvested cash-settled stock-based awards was immaterial during 2024, 2023 and 2022.

Employee Stock Purchase Plan

The OneMain Employee Stock Purchase Plan (“ESP Plan”) provides certain eligible employees the opportunity to purchase shares of common stock at a discount. The ESP Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and as such is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Board and stockholders of OMH approved and authorized 1,000,000 shares for issuance under the ESP Plan and became effective January 1, 2022. The Company issued 78,694 shares, 81,389 shares and 80,470 shares of treasury stock associated with the ESP Plan in 2024, 2023, and 2022, respectively. The Company’s expense associated with the ESP Plan is recorded in Salaries and benefits on our consolidated statements of operations and was immaterial during 2024, 2023, and 2022.

18. Segment Information

At December 31, 2024, 2023, and 2022, Consumer and Insurance (“C&I”) was our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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
•Provision for finance receivable losses - reverses the impact of providing an allowance for finance receivable losses upon acquisition and reestablishes the allowance on a historical cost basis; and
•Other expenses - reestablishes expenses on a historical cost basis by reversing the impact of amortization from acquired intangible assets, including amortization of other historical deferred costs and the amortization of purchased software assets on a historical cost basis.

The assets in the “Segment to GAAP Adjustment” column primarily represent goodwill and intangible assets acquired.

We have identified the following significant segment expenses: Interest expense, Provision for finance receivable losses, Salaries and benefits expense, Other operating expenses, and Insurance policy benefits and claims expense. Based on our identified significant segment expenses, there are no other segment items.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”). The CODM uses Income (loss) before income tax expense (benefit) to assess the performance of the C&I segment, allocate resources, and make strategic operating decisions.

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2024
Interest income	$4,965	$3	$25	$4,993
Interest expense	1,181	1	3	1,185
Provision for finance receivable losses	1,981	—	59	2,040
Net interest income after provision for finance receivable losses	1,803	2	(37)	1,768
Other revenues	689	7	(1)	695
Salaries and benefits	875	4	—	879
Other operating expenses	721	6	1	728
Insurance policy benefits and claims	189	—	—	189
Income (loss) before income tax expense (benefit)	$707	$(1)	$(39)	$667

Assets	$24,774	$12	$1,124	$25,910

At or for the Year Ended December 31, 2023
Interest income	$4,559	$4	$1	$4,564
Interest expense	1,015	2	2	1,019
Provision for finance receivable losses	1,721	—	—	1,721
Net interest income after provision for finance receivable losses	1,823	2	(1)	1,824
Other revenues	727	8	—	735
Salaries and benefits	848	7	—	855
Other operating expenses	668	9	(2)	675
Insurance policy benefits and claims	189	—	—	189
Income (loss) before income tax expense (benefit)	$845	$(6)	$1	$840

Assets	$23,056	$20	$1,218	$24,294

At or for the Year Ended December 31, 2022
Interest income	$4,429	$5	$1	$4,435
Interest expense	886	3	3	892
Provision for finance receivables losses	1,399	—	3	1,402
Net interest income after provision for finance receivable losses	2,144	2	(5)	2,141
Other revenues	618	12	(1)	629
Salaries and benefits	829	7	—	836
Other operating expenses	606	7	8	621
Insurance policy benefits and claims	158	—	—	158
Income (loss) before income tax expense (benefit)	$1,169	$—	$(14)	$1,155

Assets	$20,491	$35	$2,011	$22,537

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2024
Assets
Cash and cash equivalents	$453	$5	$—	$458	$458
Investment securities	54	1,550	3	1,607	1,607
Net finance receivables, less allowance for finance receivable losses	—	—	22,904	22,904	20,849
Restricted cash and restricted cash equivalents	677	7	—	684	684
Other assets *	—	—	36	36	23

Liabilities
Long-term debt	$—	$21,531	$—	$21,531	$21,438

December 31, 2023
Assets
Cash and cash equivalents	$1,014	$—	$—	$1,014	$1,014
Investment securities	54	1,662	3	1,719	1,719
Net finance receivables, less allowance for finance receivable losses	—	—	20,490	20,490	18,869
Restricted cash and restricted cash equivalents	534	—	—	534	534
Other assets *	—	—	40	40	29

Liabilities
Long-term debt	$—	$19,457	$—	$19,457	$19,813
*Other assets at December 31, 2024 and 2023 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2024
Assets
Cash equivalents in mutual funds	$55	$—	$—	$55
Cash equivalents in securities	—	5	—	5
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	61	—	61
Commercial paper	—	9	—	9
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	6	1,014	1	1,021
RMBS	—	184	—	184
CMBS	—	27	—	27
CDO/ABS	—	70	—	70
Total available-for-sale securities	6	1,532	1	1,539
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	14	—	14
Total bonds	—	18	—	18
Preferred stock	13	—	—	13
Common stock	35	—	2	37
Total other securities	48	18	2	68
Total investment securities	54	1,550	3	1,607
Restricted cash equivalents in mutual funds	672	—	—	672
Restricted cash equivalents in securities	—	7	—	7
Total	$781	$1,562	$3	$2,346

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2023
Assets
Cash equivalents in mutual funds	$97	$—	$—	$97
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	17	—	17
Obligations of states, municipalities, and political subdivisions	—	66	—	66
Commercial paper	—	14	—	14
Non-U.S. government and government sponsored entities	—	167	—	167
Corporate debt	6	1,078	1	1,085
RMBS	—	180	—	180
CMBS	—	33	—	33
CDO/ABS	—	85	—	85
Total available-for-sale securities	6	1,640	1	1,647
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	18	—	18
Total bonds	—	22	—	22
Preferred stock	16	—	—	16
Common stock	32	—	2	34
Total other securities	48	22	2	72
Total investment securities	54	1,662	3	1,719
Restricted cash equivalents in mutual funds	525	—	—	525
Total	$676	$1,662	$3	$2,341

Due to the insignificant activity within the Level 3 assets during the years ended December 31, 2024 and 2023, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the years ended December 31, 2024 and 2023.

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

Finance Receivables

The fair value of net finance receivables, less allowance for finance receivable losses, is primarily determined using discounted cash flow methodologies. The application of these methodologies requires us to make certain judgments and estimates based on our perception of market participant views related to the economic and competitive environment, the characteristics of our finance receivables, and other similar factors. The most significant judgments and estimates relate to prepayment speeds, default rates, loss severity, and discount rates. The degree of judgment and estimation applied is significant in light of the current capital markets and, more broadly, economic environments. Therefore, the fair value of our finance receivables may not be realized in an actual sale. Additionally, there may be inherent limitations in the valuation methodologies we employed, and changes in the underlying assumptions used could significantly affect the results of current or future values.

Long-term Debt

We either receive fair value measurements of our long-term debt from market participants and pricing services or we estimate the fair values of long-term debt using projected cash flows discounted at the market-observable implicit-credit spread rates at each balance sheet date.

We estimate the fair values associated with variable rate private secured term funding facilities, revolving conduit facilities, and credit card revolving VFN facilities to be equal to par.

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

As of December 31, 2024, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of December 31, 2024 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMH's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMH's management concluded that OMH's internal control over financial reporting was effective as of December 31, 2024.

On April 1, 2024, we completed the Foursight Acquisition. Foursight is a wholly-owned subsidiary whose assets and revenues represent 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. The scope of our assessment of our internal control over financial reporting does not include Foursight. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope up to one year from acquisition. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of Foursight, and will make changes to our internal control framework, as necessary.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements as of December 31, 2024 included in this Annual Report on Form 10-K, has also audited the effectiveness of OMH's internal control over financial reporting as of December 31, 2024. The Report of Independent Registered Public Accounting Firm is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of December 31, 2024, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of December 31, 2024 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMFC's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMFC's management concluded that OMFC's internal control over financial reporting was effective as of December 31, 2024.

On April 1, 2024, we completed the Foursight Acquisition. Foursight is a wholly-owned subsidiary whose assets and revenues represent 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. The scope of our assessment of our internal control over financial reporting does not include Foursight. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope up to one year from acquisition. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of Foursight, and will make changes to our internal control framework, as necessary.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, the Company’s directors and Section 16 reporting officers adopted the following stock trading plans, each of which was designed to comply with Rule 10b5-1(c) under the Exchange Act:

On November 14, 2024, Douglas H. Shulman, Chairman, President and Chief Executive Officer, entered into a stock trading plan under which he may sell up to 105,000 shares of common stock over a period of time ending on November 14, 2025.

On December 13, 2024, Micah R. Conrad, Executive Vice President and Chief Operating Officer, entered into a stock trading plan under which he may sell up to 10,000 shares of common stock over a period of time ending on December 13, 2025.

Other than as described above, during the quarter ended December 31, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in OMH’s definitive proxy statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of OMH’s fiscal year-end (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of OneMain Holdings, Inc. and OneMain Finance Corporation and their subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2024 and 2023

Consolidated Statements of Operations, years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Comprehensive Income, years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows, years ended December 31, 2024, 2023, and 2022

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

4.2.1
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

4.2.2
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

4.2.3
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

4.2.4
Eleventh Supplemental Indenture, dated as of December 17,2020, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 4.00% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on December 17, 2020.

4.2.5
Twelfth Supplemental Indenture, dated as of June 22, 2021, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 3.500% Senior Notes due 2027 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on June 22, 2021.

4.2.6
Thirteenth Supplemental Indenture, dated as of August 11, 2021, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 3.875% Senior Notes due 2028 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on August 11, 2021.

4.2.7
Fourteenth Supplemental Indenture, dated as of June 20, 2023, among OneMain Finance Corporation, OneMain Holdings, Inc., Wilmington Trust, National Association and HSBC Bank USA, National Association. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K on June 21, 2023.

Exhibit
4.2.8
Fifteenth Supplemental Indenture, dated as of June 22, 2023 among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of 9.000% Senior Notes due 2029 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on June 22, 2023.

4.2.9
Sixteenth Supplemental Indenture, dated as of December 13, 2023, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.875% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on December 13, 2023.

4.2.10
Seventeenth Supplemental Indenture, dated as of May 22, 2024, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.500% Senior Notes due 2031 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on May 22, 2024

4.2.11
Eighteenth Supplemental Indenture, dated as of August 19, 2024, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.125% Senior Notes due 2031 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on August 19, 2024

4.2.12
Nineteenth Supplemental Indenture, dated as of November 4, 2024, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 6.625% Senior Notes due 2029 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on November 4. 2024

4.5
Description of the registrant's securities registered pursuant to section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.5 to OMH’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 14, 2020.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to OMH’s Current Report on Form 8-K filed on June 25, 2018.

10.2*
OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to OMH’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 9, 2021.

10.2.1*
OneMain Holdings, Inc. Amended and Restated Annual Leadership Incentive Plan, effective retroactively to January 1, 2016. Incorporated by reference to Exhibit 10.16 to OMH’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016.

10.2.2*
Form of Restricted Stock Award Agreement under the OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) 2013 Omnibus Incentive Plan (Employees). Incorporated by reference as Exhibit 10.1 to OMH’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 6, 2016.

10.2.3*
Form of Restricted Stock Award Agreement under the OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to OMH’s Form S-1 filed on October 1, 2013.

10.2.4*
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Non-Employee Directors). Incorporated by reference to Exhibit 10.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 9, 2021.

10.2.5*
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit 10.2.5 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 9, 2021.

10.2.5.1*
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Employees). Incorporated by reference to Exhibit 10.2.5.1 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 9, 2021.

10.2.6*
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Executive Team), effective for grants on or after July 16, 2021. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 21, 2021.

10.2.7*
Form of Performance-Based Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, effective for grants on or after January 20, 2023. Incorporated by reference to Exhibit 10.2.7 to our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 10, 2023.

Exhibit
10.2.8*
Form of Cash-Settled Stock-Based Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.4 to OMH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019.

10.2.8.1*
Form of Amendment Number 1 to Cash-Settled Stock-Based Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (for executive officers other than the Chief Executive Officer). Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 21, 2021.

10.3*
Amendment to Springleaf Finance, Inc. Excess Retirement Income Plan, effective as of December 19, 2012. Incorporated by reference to Exhibit 10.5 to Springleaf Finance Corporation’s (File No. 1-06155) Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 19, 2013.

10.4*	OneMain Holdings, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on October 18, 2021.

10.5*	OneMain Holdings, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement. Incorporated by reference to Exhibit 10.2 to OMH’s Current Report on Form 8-K filed on October 18, 2021.

10.7*
Employment Agreement, dated as of July 10, 2018, among OneMain Holdings, Inc., OneMain General Services Corporation and Douglas H. Shulman. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on July 13, 2018.

10.7.1*
Amended and Restated Cash-Settled Option Award Agreement under the Amended and Restated 2013 Omnibus Incentive Plan, dated as of July 26, 2019, by and between OneMain Holdings, Inc. and Douglas H. Shulman. Incorporated by reference to Exhibit 10.5 to OMH’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 1, 2019.

10.7.1.1*
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

10.17
OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.) Executive Severance Plan, effective as of March 16, 2015, and form of Severance Agreement and General Release. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 16, 2015.

19	Insider Trading Policy and Procedures

21.1	Subsidiaries of OneMain Holdings, Inc. and OneMain Finance Corporation

23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of OneMain Holdings, Inc.

23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of OneMain Finance Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Holdings, Inc.

Exhibit
31.3	Rule 13a-14(a)/15d-14(a) Certifications of the President and Chief Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Executive Vice President and Chief Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

97	Policy Relating to Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 to OMH’s Annual Report on Form 10-K filed on February 13, 2024

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

OMH Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2025.

ONEMAIN HOLDINGS, INC.
(Registrant)

By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2025.

/s/ Douglas H. Shulman	/s/ Valerie Soranno Keating
Douglas H. Shulman	Valerie Soranno Keating
(President, Chief Executive Officer, Chairman of the Board, and Director — Principal Executive Officer)	(Director)

/s/ Jeannette E. Osterhout	/s/ Richard A. Smith
Jeannette E. Osterhout	Richard A. Smith
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)	(Director)

/s/ Michael A. Hedlund	/s/ Phyllis R. Caldwell
Michael A. Hedlund	Phyllis R. Caldwell
(Senior Vice President and Group Controller — Principal Accounting Officer)	(Director)

/s/ Roy A. Guthrie	/s/ Philip L. Bronner
Roy A. Guthrie	Philip L. Bronner
(Director)	(Director)

/s/ Toos N. Daruvala
Toos N. Daruvala
(Director)

OMFC Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2025.

ONEMAIN FINANCE CORPORATION
(Registrant)

By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2025.

/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
(President, Chief Executive Officer, and Director — Principal Executive Officer)

/s/ Matthew W. Vaughan
Matthew W. Vaughan
(Vice President - Senior Managing Director, Chief Financial Officer, and Director — Principal Financial Officer)

/s/ Micah R. Conrad
Micah R. Conrad
(Executive Vice President, Chief Operating Officer, and Director)

/s/ Michael A. Hedlund
Michael A. Hedlund
(Senior Vice President and Group Controller — Principal Accounting Officer)