Form 10-Q
period 2025-03-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2025-05-02
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2025

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At April 22, 2025, there were 118,968,795 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At April 22, 2025, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
Managed receivables	consist of our C&I net finance receivables, finance receivables serviced for our whole loan sale partners and auto finance loans originated by third parties
Modified finance receivables	finance receivable contractually modified as a result of the borrower’s financial difficulties
Moody’s	Moody’s Investors Service, Inc.
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net finance receivables	gross finance receivables plus deferred origination costs. Consumer loans also include accrued finance charges and fees and exclude unearned fees
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust

Term or Abbreviation	Definition

OMFC	OneMain Finance Corporation
OMFCT	OneMain Financial Credit Card Trust
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of all credit card accounts, except for charged-off accounts and closed accounts with a zero balance as of period end
Origination volume	loans originated during the period, including those originated and sold to our whole loan sale partners that we continue to service
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Personal loans	loans secured by titled collateral or unsecured and offered through our branch network, central operations, or digital platform
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses

Private Secured Term Funding Facilities	$350 million and $375 million borrowing capacity issued on April 25, 2022 and October 24, 2024, respectively
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
S&P	S&P Global Ratings
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures
collectively, the following supplements to the Base Indenture: Sixth Supplemental Indenture, dated as of May 11, 2018; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Fifteenth Supplemental Indenture, dated June 22, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; Seventeenth Supplemental Indenture, dated May 22, 2024; Eighteenth Supplemental Indenture, dated August 19, 2024; Nineteenth Supplemental Indenture, dated November 4, 2024; and Twentieth Supplemental Indenture, dated March 13, 2025

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

Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.1 billion, payable and due on September 6, 2029
Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities

Term or Abbreviation	Definition

VFN	variable funding note
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$627	$458
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2025, respectively, and $1.5 billion and $1.6 billion in 2024, respectively)	1,670	1,607
Net finance receivables (includes loans of consolidated VIEs of $13.4 billion in 2025 and $14.0 billion in 2024)	23,328	23,554
Unearned insurance premium and claim reserves	(747)	(766)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.5 billion in 2025 and $1.6 billion in 2024)	(2,688)	(2,705)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	19,893	20,083
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $720 million in 2025 and $662 million in 2024)	736	684
Goodwill	1,474	1,474
Other intangible assets	285	286
Other assets	1,344	1,318
Total assets	$26,029	$25,910

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $12.0 billion in 2025 and $12.4 billion in 2024)	$21,494	$21,438
Insurance claims and policyholder liabilities	567	575
Deferred and accrued taxes	19	20
Other liabilities (includes other liabilities of consolidated VIEs of $29 million in 2025 and $31 million in 2024)	669	686
Total liabilities	22,749	22,719
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 119,281,560 and 119,360,509 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,734	1,734
Accumulated other comprehensive loss	(65)	(81)
Retained earnings	2,384	2,296
Treasury stock, at cost; 16,363,247 and 16,060,384 shares at March 31, 2025 and December 31, 2024, respectively	(774)	(759)
Total shareholders’ equity	3,280	3,191
Total liabilities and shareholders’ equity	$26,029	$25,910

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2025	2024

Interest income	$1,308	$1,173

Interest expense	312	277

Net interest income	996	896

Provision for finance receivable losses	456	431

Net interest income after provision for finance receivable losses	540	465

Other revenues:
Insurance	110	112
Investment	26	32
Gain on sales of finance receivables	16	6
Net loss on repurchases and repayments of debt	(5)	(2)
Other	41	32
Total other revenues	188	180

Other expenses:
Salaries and benefits	218	224
Other operating expenses	186	167
Insurance policy benefits and claims	49	50
Total other expenses	453	441

Income before income taxes	275	204

Income taxes	62	49

Net income	$213	$155

Share Data:
Weighted average number of shares outstanding:
Basic	119,399,008	119,829,174
Diluted	119,969,713	120,244,669
Earnings per share:
Basic	$1.79	$1.29
Diluted	$1.78	$1.29

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2025	2024

Net income	$213	$155

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	21	(8)
Foreign currency translation adjustments	—	(4)
Changes in discount rate for insurance claims and policyholder liabilities	1	7
Other	(1)	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(5)	2
Foreign currency translation adjustments	—	1
Changes in discount rate for insurance claims and policyholder liabilities	—	(2)
Other comprehensive income (loss), net of tax	16	(4)

Comprehensive income	$229	$151

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended March 31, 2025
Balance, January 1, 2025	$1	$1,734	$(81)	$2,296	$(759)	$3,191
Common stock repurchased	—	—	—	—	(16)	(16)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	10	—	—	—	10
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	16	—	—	16
Cash dividends *	—	—	—	(125)	—	(125)
Net income	—	—	—	213	—	213
Balance, March 31, 2025	$1	$1,734	$(65)	$2,384	$(774)	$3,280

Three Months Ended March 31, 2024
Balance, January 1, 2024	$1	$1,715	$(87)	$2,285	$(728)	$3,186
Common stock repurchased	—	—	—	—	(5)	(5)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	11	—	—	—	11
Withholding tax on share-based compensation	—	(8)	—	—	—	(8)
Other comprehensive loss	—	—	(4)	—	—	(4)
Cash dividends *	—	—	—	(122)	—	(122)
Net income	—	—	—	155	—	155
Balance, March 31, 2024	$1	$1,718	$(91)	$2,318	$(732)	$3,214

* Cash dividends declared were $1.04 per share and $1.00 per share during the three months ended March 31, 2025 and 2024, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2025	2024

Cash flows from operating activities
Net income	$213	$155
Reconciling adjustments:
Provision for finance receivable losses	456	431
Depreciation and amortization	70	66
Deferred income tax charge	15	15
Net loss on repurchases and repayments of debt	5	2
Share-based compensation expense, net of forfeitures	10	11
Gain on sales of finance receivables	(16)	(6)
Other	(1)	(3)
Cash flows due to changes in other assets and other liabilities	(87)	(113)
Net cash provided by operating activities	665	558

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(552)	(345)
Proceeds from sales of finance receivables	274	117
Available-for-sale securities purchased	(109)	(64)
Available-for-sale securities called, sold, and matured	74	78
Other securities purchased	(2)	(4)
Other securities called, sold, and matured	5	5
Other, net	(21)	(20)
Net cash used for investing activities	(331)	(233)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	1,485	(6)
Repayments and repurchases of long-term debt	(1,447)	(303)
Cash dividends	(126)	(122)
Common stock repurchased	(16)	(5)
Treasury stock issued	1	1
Withholding tax on share-based compensation	(10)	(8)
Net cash used for financing activities	(113)	(443)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	221	(118)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,142	1,548
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,363	$1,430

Supplemental cash flow information
Cash and cash equivalents	$627	$831
Restricted cash and restricted cash equivalents	736	599
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,363	$1,430

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$608	$424
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2025, respectively, and $1.5 billion and $1.6 billion in 2024, respectively)	1,670	1,607
Net finance receivables (includes loans of consolidated VIEs of $13.4 billion in 2025 and $14.0 billion in 2024)	23,328	23,554
Unearned insurance premium and claim reserves	(747)	(766)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.5 billion in 2025 and $1.6 billion in 2024)	(2,688)	(2,705)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	19,893	20,083
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $720 million in 2025 and $662 million in 2024)	736	684
Goodwill	1,474	1,474
Other intangible assets	285	286
Other assets	1,343	1,317
Total assets	$26,009	$25,875

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $12.0 billion in 2025 and $12.4 billion in 2024)	$21,494	$21,438
Insurance claims and policyholder liabilities	567	575
Deferred and accrued taxes	19	20
Other liabilities (includes other liabilities of consolidated VIEs of $29 million in 2025 and $31 million in 2024)	668	687
Total liabilities	22,748	22,720
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2025 and December 31, 2024	5	5
Additional paid-in capital	1,978	1,978
Accumulated other comprehensive loss	(65)	(81)
Retained earnings	1,343	1,253
Total shareholder’s equity	3,261	3,155
Total liabilities and shareholder’s equity	$26,009	$25,875

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2025	2024

Interest income	$1,308	$1,173

Interest expense	312	277

Net interest income	996	896

Provision for finance receivable losses	456	431

Net interest income after provision for finance receivable losses	540	465

Other revenues:
Insurance	110	112
Investment	26	32
Gain on sales of finance receivables	16	6
Net loss on repurchases and repayments of debt	(5)	(2)
Other	41	32
Total other revenues	188	180

Other expenses:
Salaries and benefits	218	224
Other operating expenses	186	167
Insurance policy benefits and claims	49	50
Total other expenses	453	441

Income before income taxes	275	204

Income taxes	62	49

Net income	$213	$155

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2025	2024

Net income	$213	$155

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	21	(8)
Foreign currency translation adjustments	—	(4)
Changes in discount rate for insurance claims and policyholder liabilities	1	7
Other	(1)	—
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(5)	2
Foreign currency translation adjustments	—	1
Changes in discount rate for insurance claims and policyholder liabilities	—	(2)
Other comprehensive income (loss), net of tax	16	(4)

Comprehensive income	$229	$151

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended March 31, 2025
Balance, January 1, 2025	$5	$1,978	$(81)	$1,253	$3,155
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	16	—	16
Cash dividends	—	—	—	(123)	(123)
Net income	—	—	—	213	213
Balance, March 31, 2025	$5	$1,978	$(65)	$1,343	$3,261

Three Months Ended March 31, 2024
Balance, January 1, 2024	$5	$1,959	$(87)	$1,303	$3,180
Share-based compensation expense, net of forfeitures	—	11	—	—	11
Withholding tax on share-based compensation	—	(8)	—	—	(8)
Other comprehensive loss	—	—	(4)	—	(4)
Cash dividends	—	—	—	(140)	(140)
Net income	—	—	—	155	155
Balance, March 31, 2024	$5	$1,962	$(91)	$1,318	$3,194

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2025	2024

Cash flows from operating activities
Net income	$213	$155
Reconciling adjustments:
Provision for finance receivable losses	456	431
Depreciation and amortization	70	66
Deferred income tax charge	15	15
Net loss on repurchases and repayments of debt	5	2
Share-based compensation expense, net of forfeitures	10	11
Gain on sales of finance receivables	(16)	(6)
Other	(1)	(3)
Cash flows due to changes in other assets and other liabilities	(89)	(114)
Net cash provided by operating activities	663	557

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(552)	(345)
Proceeds from sales of finance receivables	274	117
Available-for-sale securities purchased	(109)	(64)
Available-for-sale securities called, sold, and matured	74	78
Other securities purchased	(2)	(4)
Other securities called, sold, and matured	5	5
Other, net	(21)	(21)
Net cash used for investing activities	(331)	(234)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	1,485	(6)
Repayments and repurchases of long-term debt	(1,447)	(303)
Cash dividends	(124)	(140)
Withholding tax on share-based compensation	(10)	(8)
Net cash used for financing activities	(96)	(457)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	236	(134)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,108	1,545
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,344	$1,411

Supplemental cash flow information
Cash and cash equivalents	$608	$812
Restricted cash and restricted cash equivalents	736	599
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,344	$1,411

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2025

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

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“GAAP”). These statements are unaudited. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its wholly owned subsidiaries, and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2024, filed with the SEC on February 7, 2025 (“Annual Report”). We follow the same significant accounting policies for our interim reporting. To conform to the 2025 presentation, we reclassified certain items in prior periods of our condensed consolidated financial statements.

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

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

March 31, 2025
Gross finance receivables *	$20,168	$2,166	$22,334	$666	$23,000
Unearned fees	(235)	(36)	(271)	—	(271)
Accrued finance charges and fees	339	21	360	—	360
Deferred origination costs	197	32	229	10	239
Total	$20,469	$2,183	$22,652	$676	$23,328

December 31, 2024
Gross finance receivables *	$20,514	$2,061	$22,575	$632	$23,207
Unearned fees	(239)	(32)	(271)	—	(271)
Accrued finance charges and fees	356	22	378	—	378
Deferred origination costs	202	27	229	11	240
Total	$20,833	$2,078	$22,911	$643	$23,554
* Consumer loan gross finance receivables equal the unpaid principal balance net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with current terms of less than one year, in which we agreed to sell a remaining total of $675 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations.

We sold $255 million and $110 million of gross finance receivables during the three months ended March 31, 2025 and 2024, respectively. The gain on the sales were $16 million and $6 million during the three months ended March 31, 2025 and 2024, respectively.

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

The following table below is a summary of finance charges on our consumer loans:

	Three Months Ended March 31,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$41	$3	$41	$1
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	6	—	4	—

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

Net accrued finance charges and fees reversed on credit cards were as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2025	2024

Net accrued finance charges and fees reversed	$17	$5

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

March 31, 2025
Performing
Current	$2,471	$8,583	$4,622	$2,477	$930	$325	$19,408
30-59 days past due	3	105	95	74	36	17	330
60-89 days past due	—	67	66	47	22	10	212
Total performing	2,474	8,755	4,783	2,598	988	352	19,950
Nonperforming (Nonaccrual)
90+ days past due	—	133	178	121	60	27	519
Total	$2,474	$8,888	$4,961	$2,719	$1,048	$379	$20,469

Gross charge-offs *	$—	$86	$181	$136	$63	$26	$492
* Represents gross charge-offs for the three months ended March 31, 2025.

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$9,820	$5,337	$2,913	$1,143	$272	$155	$19,640
30-59 days past due	89	129	100	48	14	11	391
60-89 days past due	55	86	62	32	8	6	249
Total performing	9,964	5,552	3,075	1,223	294	172	20,280
Nonperforming (Nonaccrual)
90+ days past due	84	211	150	74	20	14	553
Total	$10,048	$5,763	$3,225	$1,297	$314	$186	$20,833

Gross charge-offs *	$—	$115	$223	$119	$33	$23	$513
* Represents gross charge-offs for the three months ended March 31, 2024.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

March 31, 2025
Performing
Current	$308	$927	$486	$243	$88	$25	$2,077
30-59 days past due	2	24	18	14	7	2	67
60-89 days past due	—	7	6	3	1	1	18
Total performing	310	958	510	260	96	28	2,162
Nonperforming (Nonaccrual)
90+ days past due	—	8	7	4	2	—	21
Total	$310	$966	$517	$264	$98	$28	$2,183

Gross charge-offs *	$—	$10	$11	$8	$3	$1	$33
* Represents gross charge-offs for the three months ended March 31, 2025.

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$1,007	$538	$273	$101	$21	$12	$1,952
30-59 days past due	25	24	19	10	2	1	81
60-89 days past due	6	7	5	2	—	—	20
Total performing	1,038	569	297	113	23	13	2,053
Nonperforming (Nonaccrual)
90+ days past due	6	9	7	2	—	1	25
Total	$1,044	$578	$304	$115	$23	$14	$2,078

Gross charge-offs *	$—	$3	$5	$1	$—	$—	$9
* Represents gross charge-offs for the three months ended March 31, 2024.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	March 31, 2025	December 31, 2024

Current	$590	$558
30-59 days past due	19	20
60-89 days past due	16	17
90+ days past due	51	48
Total	$676	$643

There were no credit cards that were converted to term loans at March 31, 2025 or December 31, 2024.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $404 million and $336 million at March 31, 2025 and December 31, 2024, respectively.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty and when we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable.

The period-end carrying value of net finance receivables modified during the period was as follows:

	Three Months Ended March 31,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$95	$7	$156	$5
Interest rate reduction and principal forgiveness	119	—	119	—
Total modifications to borrowers experiencing financial difficulties	$214	$7	$275	$5

Modifications as a percent of net finance receivables by class	1.04%	0.33%	1.38%	0.56%

The financial effect of modifications made during the period was as follows:

	Three Months Ended March 31,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	16.14%	12.98%	17.56%	11.16%
Weighted-average term extension (months)	24	16	25	28
Principal/interest forgiveness	$7	$—	$11	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	March 31, 2025 (a)		March 31, 2024 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$515	$15	$611	$7
30-59 days past due	51	2	55	1
60-89 days past due	36	1	44	—
90+ days past due	79	1	105	1
Total	$681	$19	$815	$9
(a) Excludes $99 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.
(b) Excludes $55 million of personal loan receivables that were modified and subsequently charged off. Auto finance receivables that were modified and subsequently charged off were immaterial.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Three Months Ended March 31,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$31	$1	$44	$1
Interest rate reduction and principal forgiveness	19	—	16	—
Total	$50	$1	$60	$1

Modifications made to credit cards were immaterial for the three months ended March 31, 2025 and 2024.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At March 31, 2025, our economic forecast used a reasonable and supportable period of 12 months. The decrease in our allowance for finance receivable losses for the three months ended March 31, 2025 was driven by a seasonal decline in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended March 31, 2025
Balance at beginning of period	$2,567	$138	$2,705
Provision for finance receivable losses	409	47	456
Charge-offs	(525)	(36)	(561)
Recoveries	85	3	88
Balance at end of period	$2,536	$152	$2,688

Three Months Ended March 31, 2024
Balance at beginning of period	$2,415	$65	$2,480
Provision for finance receivable losses	406	25	431
Charge-offs	(522)	(12)	(534)
Recoveries	77	—	77
Balance at end of period	$2,376	$78	$2,454

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2025*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$14	$—	$—	$14
Obligations of states, municipalities, and political subdivisions	68	—	(4)	64
Commercial paper	20	—	—	20
Non-U.S. government and government sponsored entities	167	1	(4)	164
Corporate debt	1,099	6	(57)	1,048
Mortgage-backed, asset-backed, and collateralized:
RMBS	209	1	(21)	189
CMBS	26	—	(2)	24
CDO/ABS	82	1	(2)	81
Total	$1,685	$9	$(90)	$1,604

December 31, 2024*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	66	—	(5)	61
Commercial paper	9	—	—	9
Non-U.S. government and government sponsored entities	159	1	(5)	155
Corporate debt	1,086	4	(69)	1,021
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	—	(24)	184
CMBS	29	—	(2)	27
CDO/ABS	72	1	(3)	70
Total	$1,641	$6	$(108)	$1,539
*    The allowance for credit losses related to our investment securities as of March 31, 2025 and December 31, 2024 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million and $13 million as of March 31, 2025 and December 31, 2024, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the three months ended March 31, 2025 and 2024.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses *	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2025
U.S. government and government sponsored entities	$1	$—	$11	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	3	—	56	(4)	59	(4)
Non-U.S. government and government sponsored entities	18	—	51	(4)	69	(4)
Corporate debt	169	(3)	632	(54)	801	(57)
Mortgage-backed, asset-backed, and collateralized:
RMBS	11	—	134	(21)	145	(21)
CMBS	2	—	22	(2)	24	(2)
CDO/ABS	6	—	39	(2)	45	(2)
Total	$210	$(3)	$945	$(87)	$1,155	$(90)

December 31, 2024
U.S. government and government sponsored entities	$1	$—	$11	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	3	—	56	(5)	59	(5)
Non-U.S. government and government sponsored entities	15	—	67	(5)	82	(5)
Corporate debt	210	(5)	657	(64)	867	(69)
Mortgage-backed, asset-backed, and collateralized:
RMBS	40	—	134	(24)	174	(24)
CMBS	2	—	25	(2)	27	(2)
CDO/ABS	8	—	40	(3)	48	(3)
Total	$279	$(5)	$990	$(103)	$1,269	$(108)
*    Unrealized losses on certain available-for-sale securities were less than $1 million and, therefore, were not quantified in the table above.

On a lot basis, we had 1,632 and 1,771 investment securities in an unrealized loss position at March 31, 2025 and December 31, 2024, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of March 31, 2025, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of March 31, 2025, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2025 and 2024, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three months ended March 31, 2025 and 2024.

The proceeds of available-for-sale securities sold or redeemed during the three months ended March 31, 2025 and 2024 totaled $22 million and $19 million, respectively. The net realized gains and losses were immaterial during the three months ended March 31, 2025 and 2024.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2025 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$181	$180
Due after 1 year through 5 years	584	597
Due after 5 years through 10 years	401	431
Due after 10 years	144	160
Mortgage-backed, asset-backed, and collateralized securities	294	317
Total	$1,604	$1,685

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $466 million and $452 million at March 31, 2025 and December 31, 2024, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2025	December 31, 2024

Fixed maturity other securities:
Bonds	$15	$18
Preferred stock	13	13
Common stock	38	37
Total	$66	$68

Net unrealized gains and losses on other securities held were immaterial for the three months ended March 31, 2025 and 2024. Net realized gains and losses on other securities sold or redeemed are included in Other revenue - investment and were immaterial for the three months ended March 31, 2025 and 2024.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at March 31, 2025 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-10.98%	5.48%	3.50%-9.00%	6.31%

Remainder of 2025	$—	$—	$—	$—	$—
2026	—	—	1,358	—	1,358
2027	—	—	750	—	750
2028	—	—	1,350	—	1,350
2029	—	—	2,344	—	2,344
2030-2067	—	—	3,642	350	3,992
Secured (c)	12,001	1	—	—	12,002
Total principal maturities	$12,001	$1	$9,444	$350	$21,796

Total carrying amount	$11,957	$1	$9,364	$172	$21,494
Debt issuance costs (d)	(39)	—	(77)	—	(116)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at March 31, 2025.
(c) Securitizations and borrowings under the revolving conduit facilities are not included in the above maturities by period due to their variable monthly repayments, which may result in pay-off prior to the stated maturity date. See Note 7 for further information on our long-term debt associated with securitizations and revolving conduit facilities.
(d) Debt issuance costs are reported as a direct reduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and unsecured corporate revolver, which totaled $38 million at March 31, 2025 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At March 31, 2025, the total maximum borrowing capacity of our unsecured corporate revolver was $1.1 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

7. Variable Interest Entities

CONSOLIDATED VIES

We have transferred finance receivables to VIEs for asset-backed financing transactions and include the assets and liabilities in our condensed consolidated financial statements because we are the primary beneficiary of each VIE. We account for these asset-backed debt obligations as securitized borrowings.

See Note 2 and Note 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for more detail regarding VIEs.

We parenthetically disclose on our condensed consolidated balance sheets the VIE’s assets that can only be used to settle the VIE’s obligations and liabilities when its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts, private secured term funding facilities, revolving conduit facilities, and credit card revolving VFN facilities were as follows:

(dollars in millions)	March 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$7	$4
Net finance receivables	13,408	13,985
Allowance for finance receivable losses	1,525	1,633
Restricted cash and restricted cash equivalents	720	662
Other assets	41	40

Liabilities
Long-term debt	$11,958	$12,384
Other liabilities	29	31

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $159 million and $138 million during the three months ended March 31, 2025 and 2024, respectively.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of March 31, 2025, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $400 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to five years as of March 31, 2025. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At March 31, 2025, there was no outstanding balance on the maximum borrowing capacity of $725 million under the private secured term funding facilities. Principal payments on any outstanding balances are not required until after June 2026, at the earliest, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 17 revolving conduit facilities with a total maximum borrowing capacity of $6.0 billion as of March 31, 2025. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to ten years as of March 31, 2025. Amounts drawn on these facilities are collateralized by our consumer loans.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2025	2024

Balance at beginning of period	$102	$108
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	99	105
Additions for losses and loss adjustment expenses incurred to:
Current year	52	52
Prior years *	(6)	(5)
Total	46	47
Reductions for losses and loss adjustment expenses paid related to:
Current year	(17)	(15)
Prior years	(32)	(32)
Total	(49)	(47)
Net balance at end of period	96	105
Plus reinsurance recoverables	2	3
Balance at end of period	$98	$108
*    At March 31, 2025, there was a redundancy in the prior years’ net reserves due to favorable development of credit disability claims during the period. At March 31, 2024, there was a redundancy in the prior years’ net reserves due to favorable development of collateral protection claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$177	$33	$217	$41
Effect of cumulative changes in discount rate assumptions (beginning of period)	(2)	—	(5)	—
Beginning balance at original discount rate	175	33	212	41
Effect of actual variances from expected experience	(3)	—	(8)	—
Adjusted balance at beginning of period	172	33	204	41
Interest accretion	2	—	3	—
Net premiums collected	(6)	(1)	(7)	(1)
Ending balance at original discount rate	168	32	200	40
Effect of changes in discount rate assumptions	1	(1)	—	(1)
Balance at ending of period	$169	$31	$200	$39

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$378	$96	$435	$113
Effect of cumulative changes in discount rate assumptions (beginning of period)	(5)	2	(12)	—
Beginning balance at original discount rate	373	98	423	113
Effect of actual variances from expected experience	(2)	(1)	(9)	(1)
Adjusted balance at beginning of period	371	97	414	112
Net issuances	1	—	1	—
Interest accretion	5	1	5	1
Benefit payments	(13)	(3)	(13)	(4)
Ending balance at original discount rate	364	95	407	109
Effect of changes in discount rate assumptions	3	(2)	3	(2)
Balance at ending of period	$367	$93	$410	$107

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$198	$62	$210	$68
Deferred profit liability	11	47	13	51
Total net liability for future policy benefits	$209	$109	$223	$119

The weighted-average duration of the liability for future policy benefits was 8 years at March 31, 2025 and March 31, 2024.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Three Months Ended March 31,
(dollars in millions)	2025	2024
Term and whole life	$209	$223
Accidental death and disability protection	109	119
Other*	249	255
Total	$567	$597
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$352	$119	$411	$142
Discounted	254	85	293	101
Expected future benefit payments:
Undiscounted	514	140	582	162
Discounted	367	93	410	107

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Three Months Ended March 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$12	$4	$13	$5

Interest accretion	$3	$1	$3	$1

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Three Months Ended March 31,
	2025		2024
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.39%	0.01%	0.37%	0.01%
Actual	0.41%	0.01%	0.38%	0.01%
Lapses:
Expected	3.79%	1.71%	4.68%	1.96%
Actual	3.00%	2.38%	3.35%	2.51%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2025		2024
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.29%	4.86%	5.28%	4.87%
Current discount rate	5.40%	5.49%	5.33%	5.35%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended March 31,
	2025	2024

Balance at beginning of period	119,360,509	119,757,277
Common stock issued	223,914	211,702
Common stock repurchased	(323,176)	(108,685)
Treasury stock issued	20,313	16,958
Balance at end of period	119,281,560	119,877,252

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended March 31,
(dollars in millions, except per share data)	2025	2024

Numerator (basic and diluted):
Net income	$213	$155
Denominator:
Weighted average number of shares outstanding (basic)	119,399,008	119,829,174
Effect of dilutive securities *	570,705	415,495
Weighted average number of shares outstanding (diluted)	119,969,713	120,244,669
Earnings per share:
Basic	$1.79	$1.29
Diluted	$1.78	$1.29
* We have excluded weighted-average unvested restricted stock units totaling 777,055 and 728,403 for the three months ended March 31, 2025 and 2024, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in Discount Rate for Insurance Claims and Policyholder Liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2025
Balance at beginning of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)
Other comprehensive income (loss) before reclassifications	16	—	—	1	(1)	16
Balance at end of period	$(65)	$(3)	$(13)	$—	$16	$(65)

Three Months Ended March 31, 2024
Balance at beginning of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
Other comprehensive income (loss) before reclassifications	(6)	—	(3)	5	—	(4)
Balance at end of period	$(99)	$(8)	$(5)	$—	$21	$(91)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three months ended March 31, 2025 and 2024.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three months ended March 31, 2025 and 2024.

11. Income Taxes

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

We had a net deferred tax asset of $498 million and $517 million at March 31, 2025 and December 31, 2024, respectively.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $19 million at March 31, 2025 and $20 million at December 31, 2024.

12. Contingencies

LEGAL CONTINGENCIES

In the normal course of business, we have been named, from time to time, as defendants in various legal actions, including arbitrations, class actions, and other litigation arising in connection with our activities. Some of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Additionally, we are, from time to time, in the normal course of business, subject to inquiries and investigations by federal, state, and local governmental authorities regarding our products and our operations. These inquiries and investigations may result in fines, restitution, or other penalties, including injunctive relief that may result in restrictions on our business. While we will continue to evaluate legal actions to determine whether a loss is reasonably possible or probable and is reasonably estimable, there can be no assurance that material losses will not be incurred from pending, threatened or future litigation, investigations, examinations, or other claims.

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

13. Segment Information

At March 31, 2025, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

The accounting policies of the C&I segment are the same as those disclosed in Note 2 and Note 18 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

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

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2025
Interest income	$1,301	$1	$6	$1,308
Interest expense	311	—	1	312
Provision for finance receivable losses	456	—	—	456
Net interest income after provision for finance receivable losses	534	1	5	540
Other revenues	186	2	—	188
Salaries and benefits	217	1	—	218
Other operating expenses	184	1	1	186
Insurance policy benefits and claims	49	—	—	49
Income before income tax expense	$270	$1	$4	$275

Assets	$24,889	$11	$1,129	$26,029

Three Months Ended March 31, 2024
Interest income	$1,172	$1	$—	$1,173
Interest expense	276	1	—	277
Provision for finance receivable losses	431	—	—	431
Net interest income after provision for finance receivable losses	465	—	—	465
Other revenues	178	2	—	180
Salaries and benefits	223	1	—	224
Other operating expenses	167	1	(1)	167
Insurance policy benefits and claims	50	—	—	50
Income (loss) before income tax expense (benefit)	$203	$—	$1	$204

Assets	$22,672	$18	$1,218	$23,908

14. Fair Value Measurements

The accounting policies of our fair value measurements are the same as those disclosed in Note 2 and Note 19 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report.

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2025
Assets
Cash and cash equivalents	$627	$—	$—	$627	$627
Investment securities	55	1,612	3	1,670	1,670
Net finance receivables, less allowance for finance receivable losses	—	—	22,858	22,858	20,640
Restricted cash and restricted cash equivalents	736	—	—	736	736
Other assets *	—	—	34	34	22

Liabilities
Long-term debt	$—	$21,558	$—	$21,558	$21,494

December 31, 2024
Assets
Cash and cash equivalents	$453	$5	$—	$458	$458
Investment securities	54	1,550	3	1,607	1,607
Net finance receivables, less allowance for finance receivable losses	—	—	22,904	22,904	20,849
Restricted cash and restricted cash equivalents	677	7	—	684	684
Other assets *	—	—	36	36	23

Liabilities
Long-term debt	$—	$21,531	$—	$21,531	$21,438
*Other assets at March 31, 2025 and December 31, 2024 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2025
Assets
Cash equivalents in mutual funds	$57	$—	$—	$57
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	14	—	14
Obligations of states, municipalities, and political subdivisions	—	64	—	64
Commercial paper	—	20	—	20
Non-U.S. government and government sponsored entities	—	164	—	164
Corporate debt	6	1,041	1	1,048
RMBS	—	189	—	189
CMBS	—	24	—	24
CDO/ABS	—	81	—	81
Total available-for-sale securities	6	1,597	1	1,604
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	12	—	12
Total bonds	—	15	—	15
Preferred stock	13	—	—	13
Common stock	36	—	2	38
Total other securities	49	15	2	66
Total investment securities	55	1,612	3	1,670
Restricted cash equivalents in mutual funds	723	—	—	723
Total	$835	$1,612	$3	$2,450

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2024
Assets
Cash equivalents in mutual funds	$55	$—	$—	$55
Cash equivalents in securities	—	5	—	5
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	61	—	61
Commercial paper	—	9	—	9
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	6	1,014	1	1,021
RMBS	—	184	—	184
CMBS	—	27	—	27
CDO/ABS	—	70	—	70
Total available-for-sale securities	6	1,532	1	1,539
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	14	—	14
Total bonds	—	18	—	18
Preferred stock	13	—	—	13
Common stock	35	—	2	37
Total other securities	48	18	2	68
Total investment securities	54	1,550	3	1,607
Restricted cash equivalents in mutual funds	672	—	—	672
Restricted cash equivalents in securities	—	7	—	7
Total	$781	$1,562	$3	$2,346

Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2025 and 2024, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three months ended March 31, 2025 and 2024.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, direct mail, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At March 31, 2025, we had approximately 2.3 million personal loans totaling $20.5 billion of net finance receivables, of which 51% were secured by titled property, compared to approximately 2.4 million personal loans totaling $20.8 billion of net finance receivables, of which 50% were secured by titled property at December 31, 2024. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through a growing network of franchise and independent dealerships. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At March 31, 2025, we had approximately 132 thousand auto finance loans totaling $2.2 billion of net finance receivables, compared to approximately 127 thousand auto finance loans totaling $2.1 billion of net finance receivables at December 31, 2024. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, as well as through direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At March 31, 2025, we had approximately 836 thousand open credit card customer accounts, totaling $676 million of net finance receivables, compared to approximately 783 thousand open credit card customer accounts, totaling $643 million of net finance receivables at December 31, 2024.

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

OUR SEGMENT

At March 31, 2025, Consumer and Insurance (“C&I”) is our only reportable segment, which includes consumer loans, credit cards, and optional products. At March 31, 2025, we had $24.6 billion of managed receivables due from approximately 3.4 million customer accounts, compared to $24.7 billion of managed receivables due from approximately 3.4 million customer accounts at December 31, 2024.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Issuance of Unsecured Debt

On March 13, 2025, OMFC issued a total of $600 million aggregate principal amount of 6.750% Senior Notes due 2032.

For information about the issuance of our unsecured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Securitization Transaction Completed - ODART 2025-1

For information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” under Management’s
Discussion and Analysis of Financial Condition and Results of Operations in this report.

Election of a Member of the OMH Board of Directors

On March 17, 2025, Andrew D. Macdonald was elected to the OMH Board of Directors.

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

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2025	2024

Interest income	$1,308	$1,173
Interest expense	312	277
Provision for finance receivable losses	456	431
Net interest income after provision for finance receivable losses	540	465
Other revenues	188	180
Other expenses	453	441
Income before income taxes	275	204
Income taxes	62	49
Net income	$213	$155

Share Data:
Earnings per share:
Diluted	$1.78	$1.29

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$23,328	$21,083
Average net receivables	$23,453	$21,267
Gross charge-off ratio	9.69%	10.12%
Recovery ratio	(1.53)%	(1.46)%
Net charge-off ratio	8.16%	8.66%

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2025	2024

Selected Financial Statistics, continued *
Personal loans:
Net finance receivables	$20,469	$19,854
Origination volume	$2,680	$2,354
Number of accounts	2,327,426	2,320,733
Number of accounts originated	248,085	230,850
Auto finance:
Net finance receivables	$2,183	$843
Origination volume	$342	$168
Number of accounts	132,276	61,911
Number of accounts originated	15,757	10,359
Consumer loans:
Net finance receivables	$22,652	$20,697
Yield	22.54%	22.12%
Origination volume	$3,022	$2,523
Number of accounts	2,459,702	2,382,644
Number of accounts originated	263,842	241,209
Net charge-off ratio	7.82%	8.58%
30-89 Delinquency ratio	2.77%	2.72%
Credit cards:
Net finance receivables	$676	$386
Purchase volume	$249	$168
Number of open accounts	836,421	508,608
Debt balances:
Long-term debt balance	$21,494	$19,520
Average daily debt balance	$21,675	$19,702
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three Months Ended March 31, 2025 and 2024

Interest income increased $135 million or 12% for the three months ended March 31, 2025 when compared to the same period in 2024 due to growth in average net receivables and an increase in yield.

Interest expense increased $35 million or 13% for the three months ended March 31, 2025 when compared to the same period in 2024 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $25 million or 6% for the three months ended March 31, 2025 when compared to the same period in 2024 due to growth in our receivables.

Other revenues increased $8 million or 5% for the three months ended March 31, 2025 when compared to the same period in 2024 due to a higher gain on sales of finance receivables and an increase in credit card revenue from growth in receivables, partially offset by a decrease in investment revenue due to lower average corporate cash balances.

Other expenses increased $12 million or 3% for the three months ended March 31, 2025 when compared to the same period in 2024 driven by an increase in general operating expenses due to growth in our receivables and our strategic investments in the business, partially offset by restructuring charges in the prior period not present in the current period.

Income taxes increased $13 million or 26% for the three months ended March 31, 2025 when compared to the same period in 2024 due to higher pretax income, partially offset by tax benefits from the purchase of transferable federal tax credits.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net gain or loss resulting from repurchases and repayments of debt, restructuring charges, and acquisition-related transaction and integration expenses. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

Management utilizes both C&I adjusted pretax income (loss) and pretax capital generation in evaluating our performance. Additionally, both of these non-GAAP measures are consistent with the performance goals established in OMH’s executive compensation program. C&I adjusted pretax income (loss) and pretax capital generation are non-GAAP financial measures and should be considered supplemental to, but not as a substitute for or superior to, income (loss) before income taxes, net income, or other measures of financial performance prepared in accordance with GAAP.

OMH’s reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and pretax capital generation (non-GAAP) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$270	$203
Adjustments:
Net loss on repurchases and repayments of debt	5	2
Restructuring charges	—	27
Acquisition-related transaction and integration expenses	—	1
Adjusted pretax income (non-GAAP)	275	233

Provision for finance receivable losses	456	431
Net charge-offs	(473)	(457)
Pretax capital generation (non-GAAP)	$258	$207

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

CONSUMER AND INSURANCE
The following table below presents OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

	At or for the Three Months Ended March 31,
(dollars in millions)	2025	2024

Interest income	$1,301	$1,172
Interest expense	311	276
Provision for finance receivable losses	456	431
Net interest income after provision for finance receivable losses	534	465
Other revenues	191	180
Other expenses	450	412
Adjusted pretax income (non-GAAP)	$275	$233

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$23,365	$21,083
Average net receivables	$23,494	$21,267
Gross charge-off ratio	9.70%	10.12%
Recovery ratio	(1.53)%	(1.46)%
Net charge-off ratio	8.17%	8.66%

	At or for the Three Months Ended March 31,
(dollars in millions)	2025	2024

Selected Financial Statistics, continued *
Personal loans:
Net finance receivables	$20,469	$19,854
Origination volume	$2,680	$2,354
Number of accounts	2,327,426	2,320,733
Number of accounts originated	248,085	230,850
Auto finance:
Net finance receivables	$2,220	$843
Origination volume	$342	$168
Number of accounts	132,276	61,911
Number of accounts originated	15,757	10,359
Consumer loans:
Net finance receivables	$22,689	$20,697
Yield	22.39%	22.12%
Origination volume	$3,022	$2,523
Number of accounts	2,459,702	2,382,644
Number of accounts originated	263,842	241,209
Net charge-off ratio	7.83%	8.58%
30-89 Delinquency ratio	2.77%	2.72%
Credit cards:
Net finance receivables	$676	$386
Purchase volume	$249	$168
Number of open accounts	836,421	508,608
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three Months Ended March 31, 2025 and 2024

Interest income increased $129 million or 11% for the three months ended March 31, 2025 when compared to the same period in 2024 due to growth in average net receivables and an increase in yield.

Interest expense increased $35 million or 13% for the three months ended March 31, 2025 when compared to the same period in 2024 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $26 million or 6% for the three months ended March 31, 2025 when compared to the same period in 2024 due to growth in our receivables.

Other revenues increased $12 million or 6% for the three months ended March 31, 2025 when compared to the same period in 2024 due to a higher gain on sales of finance receivables and an increase in credit card revenue from growth in receivables, partially offset by a decrease in investment revenue due to lower average corporate cash balances.

Other expenses increased $38 million or 9% for the three months ended March 31, 2025 when compared to the same period in 2024 driven by an increase in general operating expenses due to growth in our receivables and our strategic investments in the business.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $23.3 billion at March 31, 2025 and $23.6 billion at December 31, 2024. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
March 31, 2025
Current	$21,519	$590
30-89 days past due	630	35
90+ days past due	540	51
Total net finance receivables	$22,689	$676

Delinquency ratio
30-89 days past due	2.77%	5.24%
30+ days past due	5.16%	12.74%
90+ days past due	2.38%	7.50%

December 31, 2024
Current	$21,633	$558
30-89 days past due	743	37
90+ days past due	579	48
Total net finance receivables	$22,955	$643

Delinquency ratio
30-89 days past due	3.24%	5.78%
30+ days past due	5.76%	13.26%
90+ days past due	2.52%	7.47%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At March 31, 2025, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended March 31, 2025
Balance at beginning of period	$2,572	$138	$(5)	$2,705
Provision for finance receivable losses	409	47	—	456
Charge-offs	(525)	(36)	—	(561)
Recoveries	85	3	—	88
Balance at end of period	$2,541	$152	$(5)	$2,688

Net finance receivables	$22,689	$676	$(37)	$23,328
Allowance ratio	11.20%	22.50%	N/A	11.52%

Three Months Ended March 31, 2024
Balance at beginning of period	$2,415	$65	$—	$2,480
Provision for finance receivable losses	406	25	—	431
Charge-offs	(522)	(12)	—	(534)
Recoveries	77	—	—	77
Balance at end of period	$2,376	$78	$—	$2,454

Net finance receivables	$20,697	$386	$—	$21,083
Allowance ratio	11.48%	20.21%	N/A	11.64%

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

During the three months ended March 31, 2025, OMH generated net income of $213 million. OMH’s net cash inflow from operating and investing activities totaled $334 million for the three months ended March 31, 2025. At March 31, 2025, our scheduled interest payments for the remainder of 2025 totaled $422 million and there were no scheduled principal payments for 2025 on our existing unsecured debt. As of March 31, 2025, we had $10.2 billion of unencumbered receivables.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due.

OMFC’s Issuances and Repurchases of Unsecured Debt

On March 13, 2025, OMFC issued a total of $600 million aggregate principal amount of 6.750% Senior Notes due 2032 under the Base Indenture, as supplemented by the Twentieth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the three months ended March 31, 2025, we repurchased $115 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At March 31, 2025, the borrowing capacity of our corporate revolver was $1.1 billion.

Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities

During the three months ended March 31, 2025, we completed one new consumer loan securitization (ODART 2025-1, see “Securitized Borrowings” below) and redeemed one consumer loan securitization (OMFIT 2018-2). During the three months ended March 31, 2025, we entered into no new revolving conduit facilities. At March 31, 2025, the borrowing capacity of our revolving conduit facilities was $6.0 billion. At March 31, 2025, we had $12.9 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding facilities.

During the three months ended March 31, 2025, we entered into no new credit card revolving VFN facilities. On January 18, 2025, the borrowing capacity of OneMain Financial Credit Card Trust – Series 2024-VFN2 increased to $250 million. At March 31, 2025, the borrowing capacity of our credit card revolving VFN facilities was $400 million. At March 31, 2025, we had $380 million of credit card principal balances held in OneMain Financial Credit Card Trust (“OMFCT”) for our credit card revolving VFN facilities.

Private Secured Term Funding Facilities

At March 31, 2025, there was no outstanding balance on the maximum borrowing capacity of $725 million under the private secured term funding facilities. Principal payments on any outstanding balances are not required until after June 2026, at the earliest, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable. Subsequent to March 31, 2025, we borrowed the maximum capacity of $725 million under these facilities.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of March 31, 2025	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable
Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the three months ended March 31, 2025, OMH repurchased 323,176 shares of its common stock through its stock repurchase program for an aggregate total of $16 million, including commissions and fees. As of March 31, 2025, OMH held a total of 16,363,247 shares of treasury stock.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of March 31, 2025, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
January 31, 2025	February 12, 2025	February 20, 2025	$1.04	$124
Total			$1.04	$124

To provide funding for the dividend, OMFC paid dividends of $122 million to OMH during the three months ended March 31, 2025.

On April 29, 2025, OMH declared a dividend of $1.04 per share payable on May 16, 2025 to record holders of OMH’s common stock as of the close of business on May 9, 2025. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after May 12, 2025.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with current terms of less than one year, in which we agreed to sell a remaining total of $675 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest.

During the three months ended March 31, 2025, we sold a total of $255 million of gross finance receivables compared to $110 million during the three months ended March 31, 2024. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $665 million for the three months ended March 31, 2025 reflected net income of $213 million, the impact of non-cash items including provision for finance receivable losses of $456 million, and an unfavorable change in working capital of $87 million. Net cash provided by operations of $558 million for the three months ended March 31, 2024 reflected net income of $155 million, the impact of non-cash items including provision for finance receivable losses of $431 million, and an unfavorable change in working capital of $113 million.

OMH’s Investing Activities

Net cash used for investing activities of $331 million for the three months ended March 31, 2025 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $233 million for the three months ended March 31, 2024 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash used for financing activities of $113 million for the three months ended March 31, 2025 was due to repayments and repurchases of long-term debt, cash dividends paid, and common stock repurchased, partially offset by the issuances and borrowings of long-term debt. Net cash used for financing activities of $443 million for the three months ended March 31, 2024 was due to repayments and repurchases of long-term debt and cash dividends paid.

OMH’s Cash and Investments

At March 31, 2025, we had $627 million of cash and cash equivalents, which included $139 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2025, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay dividends during the three months ended March 31, 2025 and 2024. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2024.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of March 31, 2025, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.59%	5 years
OMFIT 2022-S1	600	652	600	652	4.31%	3 years
OMFIT 2022-2	1,000	1,099	730	784	5.28%	2 years
OMFIT 2022-3	979	1,090	668	911	6.01%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.12%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
ODART 2019-1	737	750	334	369	3.97%	5 years
ODART 2021-1	1,000	1,053	381	390	1.16%	2 years
ODART 2022-1	600	632	367	373	5.06%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
ODART 2025-1	900	926	900	926	5.48%	5 years
FCRT 2021-2	280	281	41	40	2.41%	N/A
FCRT 2022-1	293	294	64	61	3.11%	N/A
FCRT 2022-2	215	233	47	66	6.13%	N/A
FCRT 2023-1	182	199	67	83	5.96%	N/A
FCRT 2023-2	200	208	100	105	6.54%	N/A
FCRT 2024-1	210	214	127	132	6.15%	N/A
Total securitizations	$14,810	$15,927	$12,001	$13,236
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of March 31, 2025.

Revolving Conduit Facilities
We had access to 17 revolving conduit facilities with a total borrowing capacity of $6.0 billion as of March 31, 2025:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding XI, LLC	425	—
OneMain Financial Funding VIII, LLC	400	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
OneMain Foursight Auto I, LLC	175	—
OneMain Foursight Auto II, LLC	175	—
OneMain Foursight Auto III, LLC	175	—
Total	$6,000	$1

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $400 million as of March 31, 2025:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	250	—
Total	$400	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2025 or December 31, 2024.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2025.

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

As of March 31, 2025, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of March 31, 2025 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of March 31, 2025, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of March 31, 2025 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended March 31, 2025, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31	—	$—	—	$625,629,445
February 1 - February 28	18,853	53.04	18,853	624,629,471
March 1 - March 31	304,323	48.78	304,323	609,785,268
Total	323,176	$49.03	323,176
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.
During the quarter ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index.

Exhibit Number	Description
4.1
Twentieth Supplemental Indenture relating to the Notes, dated as of March 13, 2025, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of 6.750% Senior Notes due 2032 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on March 13, 2025

10.1	Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Executive Team), filed herewith as Exhibit 10.1

10.2	Form of Performance Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, filed herewith as Exhibit 10.2

10.3	Form of Individual Director’s Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to OMH’s Current Report on Form 8-K filed on March 17, 2025.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer of OneMain Holdings, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	May 2, 2025	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	May 2, 2025	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)