Form 10-Q
period 2025-06-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2025-07-29
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2025

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At July 21, 2025, there were 118,870,352 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At July 21, 2025, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
Managed receivables	consist of our C&I net finance receivables, finance receivables serviced for our whole loan sale partners and auto finance loans originated by third parties
Modified finance receivables	finance receivable contractually modified as a result of the borrower’s financial difficulties
Moody’s	Moody’s Investors Service, Inc.
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net finance receivables	gross finance receivables plus deferred origination costs. Consumer loans also include accrued finance charges and fees and exclude unearned fees

Term or Abbreviation	Definition

Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation
OMFCT	OneMain Financial Credit Card Trust
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of all credit card accounts, except for charged-off accounts and closed accounts with a zero balance as of period end
Origination volume	loans originated during the period, including those originated and sold to our whole loan sale partners that we continue to service
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
PCD	purchased credit deteriorated
Personal loans	loans secured by titled collateral or unsecured and offered through our branch network, central operations, or digital platform
Pretax capital generation
a non-GAAP financial measure defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses in the period while still considering the C&I net charge-offs incurred during the period

Private Secured Term Funding	$350 million borrowing capacity issued on April 25, 2022
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
S&P	S&P Global Ratings
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures
collectively, the following supplements to the Base Indenture: Sixth Supplemental Indenture, dated as of May 11, 2018; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Fifteenth Supplemental Indenture, dated June 22, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; Seventeenth Supplemental Indenture, dated May 22, 2024; Eighteenth Supplemental Indenture, dated August 19, 2024; Nineteenth Supplemental Indenture, dated November 4, 2024; Twentieth Supplemental Indenture, dated March 13, 2025; and Twenty-First Supplemental Indenture, dated June 11, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2025	December 31, 2024

Assets
Cash and cash equivalents	$769	$458
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2025, respectively, and $1.5 billion and $1.6 billion in 2024, respectively)	1,683	1,607
Net finance receivables (includes loans of consolidated VIEs of $14.5 billion in 2025 and $14.0 billion in 2024)	23,870	23,554
Unearned insurance premium and claim reserves	(764)	(766)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.7 billion in 2025 and $1.6 billion in 2024)	(2,754)	(2,705)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	20,352	20,083
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $720 million in 2025 and $662 million in 2024)	742	684
Goodwill	1,474	1,474
Other intangible assets	285	286
Other assets	1,323	1,318
Total assets	$26,628	$25,910

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $12.7 billion in 2025 and $12.4 billion in 2024)	$22,053	$21,438
Insurance claims and policyholder liabilities	579	575
Deferred and accrued taxes	18	20
Other liabilities (includes other liabilities of consolidated VIEs of $29 million in 2025 and $31 million in 2024)	652	686
Total liabilities	23,302	22,719
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 118,856,988 and 119,360,509 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,745	1,734
Accumulated other comprehensive loss	(51)	(81)
Retained earnings	2,425	2,296
Treasury stock, at cost; 16,803,289 and 16,060,384 shares at June 30, 2025 and December 31, 2024, respectively	(794)	(759)
Total shareholders’ equity	3,326	3,191
Total liabilities and shareholders’ equity	$26,628	$25,910

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024

Interest income	$1,339	$1,219	$2,648	$2,392

Interest expense	317	297	629	574

Net interest income	1,022	922	2,019	1,818

Provision for finance receivable losses	511	575	967	1,006

Net interest income after provision for finance receivable losses	511	347	1,052	812

Other revenues:
Insurance	111	111	220	223
Investment	24	30	50	63
Gain on sales of finance receivables	17	6	33	12
Net loss on repurchases and repayments of debt	(21)	(12)	(26)	(14)
Other	45	39	87	70
Total other revenues	176	174	364	354

Other expenses:
Salaries and benefits	230	206	448	430
Other operating expenses	189	176	376	343
Insurance policy benefits and claims	54	47	103	97
Total other expenses	473	429	927	870

Income before income taxes	214	92	489	296

Income taxes	47	21	109	71

Net income	$167	$71	$380	$225

Share Data:
Weighted average number of shares outstanding:
Basic	118,953,510	119,787,550	119,176,259	119,808,362
Diluted	119,392,819	120,185,181	119,681,266	120,214,925
Earnings per share:
Basic	$1.40	$0.59	$3.19	$1.88
Diluted	$1.40	$0.59	$3.18	$1.87

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024

Net income	$167	$71	$380	$225

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	10	(1)	31	(9)
Foreign currency translation adjustments	10	(1)	10	(5)
Changes in discount rate for insurance claims and policyholder liabilities	—	(1)	1	5
Other	(1)	(1)	(3)	(1)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(2)	—	(7)	2
Foreign currency translation adjustments	(3)	—	(3)	1
Changes in discount rate for insurance claims and policyholder liabilities	—	—	—	(1)
Other	—	—	1	—
Other comprehensive income (loss), net of tax	14	(4)	30	(8)

Comprehensive income	$181	$67	$410	$217

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended June 30, 2025
Balance, April 1, 2025	$1	$1,734	$(65)	$2,384	$(774)	$3,280
Common stock repurchased	—	—	—	—	(21)	(21)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	11	—	—	—	11
Other comprehensive income	—	—	14	—	—	14
Cash dividends *	—	—	—	(126)	—	(126)
Net income	—	—	—	167	—	167
Balance, June 30, 2025	$1	$1,745	$(51)	$2,425	$(794)	$3,326

Three Months Ended June 30, 2024
Balance, April 1, 2024	$1	$1,718	$(91)	$2,318	$(732)	$3,214
Common stock repurchased	—	—	—	—	(8)	(8)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	5	—	—	—	5
Other comprehensive loss	—	—	(4)	—	—	(4)
Cash dividends *	—	—	—	(126)	—	(126)
Net income	—	—	—	71	—	71
Balance, June 30, 2024	$1	$1,723	$(95)	$2,263	$(739)	$3,153

* Cash dividends declared were $1.04 per share during the three months ended June 30, 2025 and 2024.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Six Months Ended June 30, 2025
Balance, January 1, 2025	$1	$1,734	$(81)	$2,296	$(759)	$3,191
Common stock repurchased	—	—	—	—	(37)	(37)
Treasury stock issued	—	—	—	—	2	2
Share-based compensation expense, net of forfeitures	—	21	—	—	—	21
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	30	—	—	30
Cash dividends *	—	—	—	(251)	—	(251)
Net income	—	—	—	380	—	380
Balance, June 30, 2025	$1	$1,745	$(51)	$2,425	$(794)	$3,326

Six Months Ended June 30, 2024
Balance, January 1, 2024	$1	$1,715	$(87)	$2,285	$(728)	$3,186
Common stock repurchased	—	—	—	—	(13)	(13)
Treasury stock issued	—	—	—	—	2	2
Share-based compensation expense, net of forfeitures	—	16	—	—	—	16
Withholding tax on share-based compensation	—	(8)	—	—	—	(8)
Other comprehensive loss	—	—	(8)	—	—	(8)
Cash dividends *	—	—	—	(247)	—	(247)
Net income	—	—	—	225	—	225
Balance, June 30, 2024	$1	$1,723	$(95)	$2,263	$(739)	$3,153

* Cash dividends declared were $2.08 per share and $2.04 per share during the six months ended June 30, 2025 and 2024, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2025	2024

Cash flows from operating activities
Net income	$380	$225
Reconciling adjustments:
Provision for finance receivable losses	967	1,006
Depreciation and amortization	142	136
Deferred income tax benefit	(5)	(12)
Net loss on repurchases and repayments of debt	26	14
Share-based compensation expense, net of forfeitures	21	16
Gain on sales of finance receivables	(33)	(12)
Other	(1)	(2)
Cash flows due to changes in other assets and other liabilities	(58)	(101)
Net cash provided by operating activities	1,439	1,270

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(1,826)	(1,467)
Proceeds from sales of finance receivables	553	319
Foursight Acquisition, net of cash acquired	—	(64)
Available-for-sale securities purchased	(200)	(148)
Available-for-sale securities called, sold, and matured	165	167
Other securities purchased	(3)	(5)
Other securities called, sold, and matured	12	8
Other, net	(45)	(41)
Net cash used for investing activities	(1,344)	(1,231)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	4,069	1,877
Repayments and repurchases of long-term debt	(3,499)	(1,901)
Cash dividends	(251)	(247)
Common stock repurchased	(37)	(13)
Treasury stock issued	2	2
Withholding tax on share-based compensation	(10)	(8)
Net cash provided by (used for) financing activities	274	(290)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	369	(251)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,142	1,548
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,511	$1,297

Supplemental cash flow information
Cash and cash equivalents	$769	$667
Restricted cash and restricted cash equivalents	742	630
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,511	$1,297

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2025	December 31, 2024

Assets
Cash and cash equivalents	$741	$424
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2025, respectively, and $1.5 billion and $1.6 billion in 2024, respectively)	1,683	1,607
Net finance receivables (includes loans of consolidated VIEs of $14.5 billion in 2025 and $14.0 billion in 2024)	23,870	23,554
Unearned insurance premium and claim reserves	(764)	(766)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.7 billion in 2025 and $1.6 billion in 2024)	(2,754)	(2,705)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	20,352	20,083
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $720 million in 2025 and $662 million in 2024)	742	684
Goodwill	1,474	1,474
Other intangible assets	285	286
Other assets	1,321	1,317
Total assets	$26,598	$25,875

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $12.7 billion in 2025 and $12.4 billion in 2024)	$22,053	$21,438
Insurance claims and policyholder liabilities	579	575
Deferred and accrued taxes	18	20
Other liabilities (includes other liabilities of consolidated VIEs of $29 million in 2025 and $31 million in 2024)	651	687
Total liabilities	23,301	22,720
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2025 and December 31, 2024	5	5
Additional paid-in capital	1,989	1,978
Accumulated other comprehensive loss	(51)	(81)
Retained earnings	1,354	1,253
Total shareholder’s equity	3,297	3,155
Total liabilities and shareholder’s equity	$26,598	$25,875

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024

Interest income	$1,339	$1,219	$2,648	$2,392

Interest expense	317	297	629	574

Net interest income	1,022	922	2,019	1,818

Provision for finance receivable losses	511	575	967	1,006

Net interest income after provision for finance receivable losses	511	347	1,052	812

Other revenues:
Insurance	111	111	220	223
Investment	24	30	50	63
Gain on sales of finance receivables	17	6	33	12
Net loss on repurchases and repayments of debt	(21)	(12)	(26)	(14)
Other	45	39	87	70
Total other revenues	176	174	364	354

Other expenses:
Salaries and benefits	230	206	448	430
Other operating expenses	189	176	376	343
Insurance policy benefits and claims	54	47	103	97
Total other expenses	473	429	927	870

Income before income taxes	214	92	489	296

Income taxes	47	21	109	71

Net income	$167	$71	$380	$225

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024

Net income	$167	$71	$380	$225

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	10	(1)	31	(9)
Foreign currency translation adjustments	10	(1)	10	(5)
Changes in discount rate for insurance claims and policyholder liabilities	—	(1)	1	5
Other	(1)	(1)	(3)	(1)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(2)	—	(7)	2
Foreign currency translation adjustments	(3)	—	(3)	1
Changes in discount rate for insurance claims and policyholder liabilities	—	—	—	(1)
Other	—	—	1	—
Other comprehensive income (loss), net of tax	14	(4)	30	(8)

Comprehensive income	$181	$67	$410	$217

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended June 30, 2025
Balance, April 1, 2025	$5	$1,978	$(65)	$1,343	$3,261
Share-based compensation expense, net of forfeitures	—	11	—	—	11
Other comprehensive income	—	—	14	—	14
Cash dividends	—	—	—	(156)	(156)
Net income	—	—	—	167	167
Balance, June 30, 2025	$5	$1,989	$(51)	$1,354	$3,297

Three Months Ended June 30, 2024
Balance, April 1, 2024	$5	$1,962	$(91)	$1,318	$3,194
Share-based compensation expense, net of forfeitures	—	5	—	—	5
Other comprehensive loss	—	—	(4)	—	(4)
Cash dividends	—	—	—	(126)	(126)
Net income	—	—	—	71	71
Balance, June 30, 2024	$5	$1,967	$(95)	$1,263	$3,140

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Six Months Ended June 30, 2025
Balance, January 1, 2025	$5	$1,978	$(81)	$1,253	$3,155
Share-based compensation expense, net of forfeitures	—	21	—	—	21
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	30	—	30
Cash dividends	—	—	—	(279)	(279)
Net income	—	—	—	380	380
Balance, June 30, 2025	$5	$1,989	$(51)	$1,354	$3,297

Six Months Ended June 30, 2024
Balance, January 1, 2024	$5	$1,959	$(87)	$1,303	$3,180
Share-based compensation expense, net of forfeitures	—	16	—	—	16
Withholding tax on shared-based compensation	—	(8)	—	—	(8)
Other comprehensive loss	—	—	(8)	—	(8)
Cash dividends	—	—	—	(265)	(265)
Net income	—	—	—	225	225
Balance, June 30, 2024	$5	$1,967	$(95)	$1,263	$3,140

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2025	2024

Cash flows from operating activities
Net income	$380	$225
Reconciling adjustments:
Provision for finance receivable losses	967	1,006
Depreciation and amortization	142	136
Deferred income tax benefit	(5)	(12)
Net loss on repurchases and repayments of debt	26	14
Share-based compensation expense, net of forfeitures	21	16
Gain on sales of finance receivables	(33)	(12)
Other	(1)	(2)
Cash flows due to changes in other assets and other liabilities	(59)	(102)
Net cash provided by operating activities	1,438	1,269

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(1,826)	(1,467)
Proceeds from sales of finance receivables	553	319
Foursight Acquisition, net of cash acquired	—	(64)
Available-for-sale securities purchased	(200)	(148)
Available-for-sale securities called, sold, and matured	165	167
Other securities purchased	(3)	(5)
Other securities called, sold, and matured	12	8
Other, net	(45)	(41)
Net cash used for investing activities	(1,344)	(1,231)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	4,069	1,877
Repayments and repurchases of long-term debt	(3,499)	(1,901)
Cash dividends	(279)	(265)
Withholding tax on share-based compensation	(10)	(8)
Net cash provided by (used for) financing activities	281	(297)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	375	(259)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,108	1,545
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,483	$1,286

Supplemental cash flow information
Cash and cash equivalents	$741	$656
Restricted cash and restricted cash equivalents	742	630
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,483	$1,286

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2025

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

2. Recent Accounting Pronouncements

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

Income Taxes

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information in the rate reconciliation and income taxes paid disclosures. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application allowed. While the standard will not impact our consolidated financial results, we are currently evaluating the impact of the expanded income tax disclosures.

Expense Disaggregation Disclosures

In December of 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of certain costs and expenses in the notes to the financial statements. The amendments in this ASU will become effective for fiscal years beginning after December 15, 2026, and will be effective for interim periods with fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application allowed. While the standard will not impact our consolidated financial results, we are currently evaluating the impact of the expanded disclosures.

We do not believe that any other accounting pronouncements issued, but not yet effective, are applicable or would have a material impact on our consolidated financial statements or disclosures, if adopted.

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

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

June 30, 2025
Gross finance receivables *	$20,506	$2,283	$22,789	$742	$23,531
Unearned fees	(244)	(39)	(283)	—	(283)
Accrued finance charges and fees	349	24	373	—	373
Deferred origination costs	203	36	239	10	249
Total	$20,814	$2,304	$23,118	$752	$23,870

December 31, 2024
Gross finance receivables *	$20,514	$2,061	$22,575	$632	$23,207
Unearned fees	(239)	(32)	(271)	—	(271)
Accrued finance charges and fees	356	22	378	—	378
Deferred origination costs	202	27	229	11	240
Total	$20,833	$2,078	$22,911	$643	$23,554
* Consumer loan gross finance receivables equal the unpaid principal balance net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties, with current terms of less than one year, in which we agreed to sell a remaining total of $450 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations.

We sold $260 million and $514 million of gross finance receivables during the three and six months ended June 30, 2025, respectively, and $193 million and $303 million of gross finance receivables during the three and six months ended June 30, 2024, respectively. The gain on the sales were $17 million and $33 million during the three and six months ended June 30, 2025, respectively, and $6 million and $12 million during the three and six months ended June 30, 2024, respectively.

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

The following table below is a summary of finance charges on our consumer loans:

	Three Months Ended June 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$37	$2	$36	$2
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	5	—	4	—

	Six Months Ended June 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$78	$6	$78	$3
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	10	1	9	1

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

Net accrued finance charges and fees reversed on credit cards were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024

Net accrued finance charges and fees reversed	$18	$8	$35	$14

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

June 30, 2025
Performing
Current	$5,475	$7,326	$3,912	$2,051	$733	$245	$19,742
30-59 days past due	22	123	102	75	37	17	376
60-89 days past due	11	79	64	43	21	10	228
Total performing	5,508	7,528	4,078	2,169	791	272	20,346
Nonperforming (Nonaccrual)
90+ days past due	5	158	141	97	47	20	468
Total	$5,513	$7,686	$4,219	$2,266	$838	$292	$20,814

Gross charge-offs *	$3	$211	$337	$245	$112	$47	$955
* Represents gross charge-offs for the six months ended June 30, 2025.

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$9,820	$5,337	$2,913	$1,143	$272	$155	$19,640
30-59 days past due	89	129	100	48	14	11	391
60-89 days past due	55	86	62	32	8	6	249
Total performing	9,964	5,552	3,075	1,223	294	172	20,280
Nonperforming (Nonaccrual)
90+ days past due	84	211	150	74	20	14	553
Total	$10,048	$5,763	$3,225	$1,297	$314	$186	$20,833

Gross charge-offs *	$2	$287	$424	$223	$61	$43	$1,040
* Represents gross charge-offs for the six months ended June 30, 2024.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

June 30, 2025
Performing
Current	$614	$834	$432	$211	$73	$18	$2,182
30-59 days past due	8	30	19	13	7	2	79
60-89 days past due	2	9	5	3	1	—	20
Total performing	624	873	456	227	81	20	2,281
Nonperforming (Nonaccrual)
90+ days past due	1	10	6	4	1	1	23
Total	$625	$883	$462	$231	$82	$21	$2,304

Gross charge-offs *	$2	$22	$20	$15	$5	$1	$65
* Represents gross charge-offs for the six months ended June 30, 2025.

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$1,007	$538	$273	$101	$21	$12	$1,952
30-59 days past due	25	24	19	10	2	1	81
60-89 days past due	6	7	5	2	—	—	20
Total performing	1,038	569	297	113	23	13	2,053
Nonperforming (Nonaccrual)
90+ days past due	6	9	7	2	—	1	25
Total	$1,044	$578	$304	$115	$23	$14	$2,078

Gross charge-offs *	$1	$13	$15	$5	$1	$—	$35
* Represents gross charge-offs for the six months ended June 30, 2024.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	June 30, 2025	December 31, 2024

Current	$665	$558
30-59 days past due	20	20
60-89 days past due	18	17
90+ days past due	49	48
Total	$752	$643

There were no credit cards that were converted to term loans at June 30, 2025 or December 31, 2024.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $438 million and $336 million at June 30, 2025 and December 31, 2024, respectively.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty and when we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable.

The period-end carrying value of net finance receivables modified during the period was as follows:

	Three Months Ended June 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$93	$6	$102	$5
Interest rate reduction and principal forgiveness	122	—	110	—
Total modifications to borrowers experiencing financial difficulties	$215	$6	$212	$5

Modifications as a percent of net finance receivables by class	1.03%	0.26%	1.05%	0.29%

	Six Months Ended June 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$180	$12	$233	$9
Interest rate reduction and principal forgiveness	229	—	215	—
Total modifications to borrowers experiencing financial difficulties	$409	$12	$448	$9

Modifications as a percent of net finance receivables by class	1.96%	0.54%	2.23%	0.51%

The financial effect of modifications made during the period was as follows:

	Three Months Ended June 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	18.41%	13.40%	19.48%	13.83%
Weighted-average term extension (months)	24	15	19	15
Principal/interest forgiveness	$9	$—	$10	$—

	Six Months Ended June 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	17.28%	13.17%	18.41%	12.20%
Weighted-average term extension (months)	24	15	23	23
Principal/interest forgiveness	$16	$—	$21	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	June 30, 2025 (a)		June 30, 2024 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$527	$16	$576	$8
30-59 days past due	57	3	61	2
60-89 days past due	40	1	46	1
90+ days past due	75	1	93	1
Total	$699	$21	$776	$12
(a) Excludes $80 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.
(b) Excludes $49 million of personal loan receivables that were modified and subsequently charged off. Auto finance receivables that were modified and subsequently charged off were immaterial.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Three Months Ended June 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$29	$1	$39	$—
Interest rate reduction and principal forgiveness	18	—	14	—
Total	$47	$1	$53	$—

	Six Months Ended June 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$39	$1	$83	$1
Interest rate reduction and principal forgiveness	22	—	31	—
Total	$61	$1	$114	$1

Modifications made to credit cards were immaterial for the three and six months ended June 30, 2025 and 2024.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At June 30, 2025, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and six months ended June 30, 2025 was driven by growth in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended June 30, 2025
Balance at beginning of period	$2,536	$152	$2,688
Provision for finance receivable losses	460	51	511
Charge-offs	(495)	(37)	(532)
Recoveries	85	2	87
Balance at end of period	$2,586	$168	$2,754

Three Months Ended June 30, 2024
Balance at beginning of period	$2,376	$78	$2,454
Provision for finance receivable losses	533	42	575
Charge-offs	(553)	(18)	(571)
Recoveries	75	—	75
Other *	31	—	31
Balance at end of period	$2,462	$102	$2,564

Six Months Ended June 30, 2025
Balance at beginning of period	$2,567	$138	$2,705
Provision for finance receivable losses	869	98	967
Charge-offs	(1,020)	(73)	(1,093)
Recoveries	170	5	175
Balance at end of period	$2,586	$168	$2,754

Six Months Ended June 30, 2024
Balance at beginning of period	$2,415	$65	$2,480
Provision for finance receivable losses	939	67	1,006
Charge-offs	(1,075)	(31)	(1,106)
Recoveries	152	1	153
Other *	31	—	31
Balance at end of period	$2,462	$102	$2,564

*    Represents allowance for finance receivable losses recognized on purchased credit deteriorated (“PCD”) loans acquired in the acquisition of Foursight Capital LLC on April 1, 2024 (“Foursight Acquisition”). See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information.

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2025*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$31	$—	$—	$31
Obligations of states, municipalities, and political subdivisions	60	—	(4)	56
Commercial paper	39	—	—	39
Non-U.S. government and government sponsored entities	155	1	(4)	152
Corporate debt	1,099	7	(49)	1,057
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	1	(21)	188
CMBS	25	—	(2)	23
CDO/ABS	78	1	(2)	77
Total	$1,695	$10	$(82)	$1,623

December 31, 2024*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	66	—	(5)	61
Commercial paper	9	—	—	9
Non-U.S. government and government sponsored entities	159	1	(5)	155
Corporate debt	1,086	4	(69)	1,021
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	—	(24)	184
CMBS	29	—	(2)	27
CDO/ABS	72	1	(3)	70
Total	$1,641	$6	$(108)	$1,539
*    The allowance for credit losses related to our investment securities as of June 30, 2025 and December 31, 2024 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million and $13 million as of June 30, 2025 and December 31, 2024, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and six months ended June 30, 2025 and 2024.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2025
U.S. government and government sponsored entities	$—	$—	$10	$—	$10	$—
Obligations of states, municipalities, and political subdivisions	2	—	48	(4)	50	(4)
Non-U.S. government and government sponsored entities	27	—	42	(4)	69	(4)
Corporate debt	138	(2)	607	(47)	745	(49)
Mortgage-backed, asset-backed, and collateralized:
RMBS	13	—	130	(21)	143	(21)
CMBS	1	—	22	(2)	23	(2)
CDO/ABS	9	—	33	(2)	42	(2)
Total	$190	$(2)	$892	$(80)	$1,082	$(82)

December 31, 2024
U.S. government and government sponsored entities	$1	$—	$11	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	3	—	56	(5)	59	(5)
Non-U.S. government and government sponsored entities	15	—	67	(5)	82	(5)
Corporate debt	210	(5)	657	(64)	867	(69)
Mortgage-backed, asset-backed, and collateralized:
RMBS	40	—	134	(24)	174	(24)
CMBS	2	—	25	(2)	27	(2)
CDO/ABS	8	—	40	(3)	48	(3)
Total	$279	$(5)	$990	$(103)	$1,269	$(108)

On a lot basis, we had 1,528 and 1,771 investment securities in an unrealized loss position at June 30, 2025 and December 31, 2024, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of June 30, 2025, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of June 30, 2025, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2025 and 2024, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and six months ended June 30, 2025 and 2024.

The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2025 totaled $21 million and $42 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2024 totaled $24 million and $44 million, respectively. The net realized gains and losses were immaterial during the three and six months ended June 30, 2025 and 2024.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2025 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$187	$187
Due after 1 year through 5 years	613	623
Due after 5 years through 10 years	384	406
Due after 10 years	151	168
Mortgage-backed, asset-backed, and collateralized securities	288	311
Total	$1,623	$1,695

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $480 million and $452 million at June 30, 2025 and December 31, 2024, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2025	December 31, 2024

Fixed maturity other securities:
Bonds	$9	$18
Preferred stock	13	13
Common stock	38	37
Total	$60	$68

Net unrealized gains and losses on other securities held were immaterial for the three and six months ended June 30, 2025 and 2024. Net realized gains and losses on other securities sold or redeemed are included in Other revenue - investment and were immaterial for the three and six months ended June 30, 2025 and 2024.

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at June 30, 2025 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-10.98%	5.38%	5.46%	3.50%-9.00%	6.27%

Remainder of 2025	$—	$—	$—	$—	$—	$—
2026	—	—	—	424	—	424
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029	—	—	—	2,322	—	2,322
2030-2067	—	—	—	4,442	350	4,792
Secured (c)	12,372	350	1	—	—	12,723
Total principal maturities	$12,372	$350	$1	$9,288	$350	$22,361

Total carrying amount	$12,328	$349	$1	$9,203	$172	$22,053
Debt issuance costs (d)	(41)	(1)	—	(80)	—	(122)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at June 30, 2025.
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
(d) Debt issuance costs are reported as a direct reduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and unsecured corporate revolver, which totaled $34 million at June 30, 2025 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At June 30, 2025, the total maximum borrowing capacity of our unsecured corporate revolver was $1.1 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

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

We parenthetically disclose on our condensed consolidated balance sheets the VIEs’ assets that can only be used to settle the VIEs’ obligations and liabilities when their creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our securitization trusts, private secured term funding, revolving conduit facilities, and credit card revolving VFN facilities were as follows:

(dollars in millions)	June 30, 2025	December 31, 2024

Assets
Cash and cash equivalents	$7	$4
Net finance receivables	14,460	13,985
Allowance for finance receivable losses	1,668	1,633
Restricted cash and restricted cash equivalents	720	662
Other assets	36	40

Liabilities
Long-term debt	$12,678	$12,384
Other liabilities	29	31

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $157 million and $316 million during the three and six months ended June 30, 2025, respectively, compared to $161 million and $299 million during the three and six months ended June 30, 2024, respectively.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of June 30, 2025, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $400 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to five years as of June 30, 2025. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by our credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At June 30, 2025, the maximum borrowing capacity of $350 million was outstanding under a private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 17 revolving conduit facilities with a total maximum borrowing capacity of $6.0 billion as of June 30, 2025. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to approximately ten years as of June 30, 2025. Amounts drawn on these facilities are collateralized by our consumer loans.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
(dollars in millions)	2025	2024

Balance at beginning of period	$102	$108
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	99	105
Additions for losses and loss adjustment expenses incurred to:
Current year	100	98
Prior years *	(7)	(9)
Total	93	89
Reductions for losses and loss adjustment expenses paid related to:
Current year	(39)	(45)
Prior years	(59)	(45)
Total	(98)	(90)
Foreign currency translation adjustment	1	—
Net balance at end of period	95	104
Plus reinsurance recoverables	3	3
Balance at end of period	$98	$107
*    At June 30, 2025, there was a redundancy in the prior years’ net reserves due to favorable development of credit disability claims during the period. At June 30, 2024, there was a redundancy in the prior years’ net reserves due to favorable development of collateral protection and credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$177	$33	$217	$41
Effect of cumulative changes in discount rate assumptions (beginning of period)	(2)	—	(5)	—
Beginning balance at original discount rate	175	33	212	41
Effect of actual variances from expected experience	(5)	2	(11)	(2)
Adjusted balance at beginning of period	170	35	201	39
Interest accretion	4	1	6	1
Net premiums collected	(12)	(2)	(14)	(3)
Ending balance at original discount rate	162	34	193	37
Effect of changes in discount rate assumptions	1	(1)	1	(1)
Balance at ending of period	$163	$33	$194	$36

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$378	$96	$435	$113
Effect of cumulative changes in discount rate assumptions (beginning of period)	(5)	2	(12)	—
Beginning balance at original discount rate	373	98	423	113
Effect of actual variances from expected experience	(5)	4	(14)	(3)
Adjusted balance at beginning of period	368	102	409	110
Net issuances	2	1	2	1
Interest accretion	10	2	11	3
Benefit payments	(24)	(6)	(26)	(8)
Ending balance at original discount rate	356	99	396	106
Effect of changes in discount rate assumptions	3	(3)	5	(3)
Balance at ending of period	$359	$96	$401	$103

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$196	$63	$207	$67
Deferred profit liability	11	47	13	50
Total net liability for future policy benefits	$207	$110	$220	$117

The weighted-average duration of the liability for future policy benefits was 8 years at June 30, 2025 and June 30, 2024.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Six Months Ended June 30,
(dollars in millions)	2025	2024
Term and whole life	$207	$220
Accidental death and disability protection	110	117
Other*	262	257
Total insurance claims and policyholder liabilities	$579	$594
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$340	$116	$396	$135
Discounted	246	82	284	97
Expected future benefit payments:
Undiscounted	502	144	565	155
Discounted	359	96	401	103

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Six Months Ended June 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$24	$8	$26	$9

Interest accretion	$5	$2	$5	$2

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Six Months Ended June 30,
	2025		2024
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.39%	0.01%	0.37%	0.01%
Actual	0.41%	0.01%	0.36%	0.01%
Lapses:
Expected	3.60%	1.72%	3.81%	1.91%
Actual	2.81%	2.11%	3.44%	3.00%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2025		2024
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.29%	4.86%	5.28%	4.87%
Current discount rate	5.51%	5.61%	5.26%	5.29%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Balance at beginning of period	119,281,560	119,877,252	119,360,509	119,757,277
Common stock issued	15,470	11,572	239,384	223,274
Common stock repurchased	(459,597)	(151,538)	(782,773)	(260,223)
Treasury stock issued	19,555	20,805	39,868	37,763
Balance at end of period	118,856,988	119,758,091	118,856,988	119,758,091

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2025
(dollars in millions, except per share data)	2025	2024	2025	2024

Numerator (basic and diluted):
Net income	$167	$71	$380	$225
Denominator:
Weighted average number of shares outstanding (basic)	118,953,510	119,787,550	119,176,259	119,808,362
Effect of dilutive securities *	439,309	397,631	505,007	406,563
Weighted average number of shares outstanding (diluted)	119,392,819	120,185,181	119,681,266	120,214,925
Earnings per share:
Basic	$1.40	$0.59	$3.19	$1.88
Diluted	$1.40	$0.59	$3.18	$1.87
* We have excluded weighted-average unvested restricted stock units totaling 920,270 and 706,042 for the three months ended June 30, 2025 and 2024, respectively, and 838,208 and 701,837 for the six months ended June 30, 2025 and 2024, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in Discount Rate for Insurance Claims and Policyholder Liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2025
Balance at beginning of period	$(65)	$(3)	$(13)	$—	$16	$(65)
Other comprehensive income (loss) before reclassifications	8	—	7	—	(1)	14
Balance at end of period	$(57)	$(3)	$(6)	$—	$15	$(51)

Three Months Ended June 30, 2024
Balance at beginning of period	$(99)	$(8)	$(5)	$—	$21	$(91)
Other comprehensive loss before reclassifications	(1)	—	(1)	(1)	(1)	(4)
Balance at end of period	$(100)	$(8)	$(6)	$(1)	$20	$(95)

Six Months Ended June 30, 2025
Balance at beginning of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)
Other comprehensive income (loss) before reclassifications	24	—	7	1	(2)	30
Balance at end of period	$(57)	$(3)	$(6)	$—	$15	$(51)

Six Months Ended June 30, 2024
Balance at beginning of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
Other comprehensive income (loss) before reclassifications	(7)	—	(4)	4	(1)	(8)
Balance at end of period	$(100)	$(8)	$(6)	$(1)	$20	$(95)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and six months ended June 30, 2025 and 2024.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2025 and 2024.

11. Income Taxes

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

We had a net deferred tax asset of $514 million and $517 million at June 30, 2025 and December 31, 2024, respectively, reported in Other assets in our condensed consolidated balance sheets.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $18 million at June 30, 2025 and $20 million at December 31, 2024.

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

13. Segment Information

At June 30, 2025, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2025
Interest income	$1,333	$1	$5	$1,339
Interest expense	317	—	—	317
Provision for finance receivable losses	511	—	—	511
Net interest income after provision for finance receivable losses	505	1	5	511
Other revenues	175	2	(1)	176
Salaries and benefits	229	1	—	230
Other operating expenses	186	3	—	189
Insurance policy benefits and claims	54	—	—	54
Income (loss) before income tax expense	$211	$(1)	$4	$214

Three Months Ended June 30, 2024
Interest income	$1,210	$1	$8	$1,219
Interest expense	295	1	1	297
Provision for finance receivable losses	515	—	60	575
Net interest income after provision for finance receivable losses	400	—	(53)	347
Other revenues	172	2	—	174
Salaries and benefits	205	1	—	206
Other operating expenses	175	1	—	176
Insurance policy benefits and claims	47	—	—	47
Income before income tax expense (benefit)	$145	$—	$(53)	$92

Six Months Ended June 30, 2025
Interest income	$2,635	$1	$12	$2,648
Interest expense	628	—	1	629
Provision for finance receivable losses	967	—	—	967
Net interest income after provision for finance receivable losses	1,040	1	11	1,052
Other revenues	361	4	(1)	364
Salaries and benefits	446	2	—	448
Other operating expenses	371	4	1	376
Insurance policy benefits and claims	103	—	—	103
Income (loss) before income tax expense	$481	$(1)	$9	$489

Assets	$25,485	$10	$1,133	$26,628

Six Months Ended June 30, 2024
Interest income	$2,382	$2	$8	$2,392
Interest expense	572	1	1	574
Provision for finance receivable losses	946	—	60	1,006
Net interest income after provision for finance receivable losses	864	1	(53)	812
Other revenues	351	3	—	354
Salaries and benefits	428	2	—	430
Other operating expenses	342	1	—	343
Insurance policy benefits and claims	97	—	—	97
Income before income tax expense (benefit)	$348	$1	$(53)	$296

Assets	$23,949	$16	$1,120	$25,085

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2025
Assets
Cash and cash equivalents	$769	$—	$—	$769	$769
Investment securities	56	1,626	1	1,683	1,683
Net finance receivables, less allowance for finance receivable losses	—	—	23,637	23,637	21,116
Restricted cash and restricted cash equivalents	742	—	—	742	742
Other assets *	—	—	37	37	21

Liabilities
Long-term debt	$—	$22,468	$—	$22,468	$22,053

December 31, 2024
Assets
Cash and cash equivalents	$453	$5	$—	$458	$458
Investment securities	54	1,550	3	1,607	1,607
Net finance receivables, less allowance for finance receivable losses	—	—	22,904	22,904	20,849
Restricted cash and restricted cash equivalents	677	7	—	684	684
Other assets *	—	—	36	36	23

Liabilities
Long-term debt	$—	$21,531	$—	$21,531	$21,438
*Other assets at June 30, 2025 and December 31, 2024 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2025
Assets
Cash equivalents in mutual funds	$79	$—	$—	$79
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	31	—	31
Obligations of states, municipalities, and political subdivisions	—	56	—	56
Commercial paper	—	39	—	39
Non-U.S. government and government sponsored entities	—	152	—	152
Corporate debt	6	1,051	—	1,057
RMBS	—	188	—	188
CMBS	—	23	—	23
CDO/ABS	—	77	—	77
Total available-for-sale securities	6	1,617	—	1,623
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	6	—	6
Total bonds	—	9	—	9
Preferred stock	13	—	—	13
Common stock	37	—	1	38
Total other securities	50	9	1	60
Total investment securities	56	1,626	1	1,683
Restricted cash equivalents in mutual funds	726	—	—	726
Total	$861	$1,626	$1	$2,488

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2024
Assets
Cash equivalents in mutual funds	$55	$—	$—	$55
Cash equivalents in securities	—	5	—	5
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	61	—	61
Commercial paper	—	9	—	9
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	6	1,014	1	1,021
RMBS	—	184	—	184
CMBS	—	27	—	27
CDO/ABS	—	70	—	70
Total available-for-sale securities	6	1,532	1	1,539
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	14	—	14
Total bonds	—	18	—	18
Preferred stock	13	—	—	13
Common stock	35	—	2	37
Total other securities	48	18	2	68
Total investment securities	54	1,550	3	1,607
Restricted cash equivalents in mutual funds	672	—	—	672
Restricted cash equivalents in securities	—	7	—	7
Total	$781	$1,562	$3	$2,346

Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2025 and 2024, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and six months ended June 30, 2025 and 2024.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, direct mail, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At June 30, 2025, we had approximately 2.3 million personal loans totaling $20.8 billion of net finance receivables, of which 52% were secured by titled property, compared to approximately 2.4 million personal loans totaling $20.8 billion of net finance receivables, of which 50% were secured by titled property at December 31, 2024. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through a growing network of franchise and independent dealerships. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At June 30, 2025, we had approximately 138 thousand auto finance loans totaling $2.3 billion of net finance receivables, compared to approximately 127 thousand auto finance loans totaling $2.1 billion of net finance receivables at December 31, 2024. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay and BrightWay+ credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, as well as through direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At June 30, 2025, we had approximately 920 thousand open credit card customer accounts, totaling $752 million of net finance receivables, compared to approximately 783 thousand open credit card customer accounts, totaling $643 million of net finance receivables at December 31, 2024.

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

OUR SEGMENT

At June 30, 2025, Consumer and Insurance (“C&I”) is our only reportable segment, which includes consumer loans, credit cards, and optional products. At June 30, 2025, we had $25.2 billion of managed receivables due from approximately 3.5 million customer accounts, compared to $24.7 billion of managed receivables due from approximately 3.4 million customer accounts at December 31, 2024.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Issuances and Redemption of Unsecured Debt

On March 13, 2025, OMFC issued a total of $600 million aggregate principal amount of 6.750% Senior Notes due 2032.

On June 11, 2025, OMFC issued a total of $800 million aggregate principal amount of 7.125% Senior Notes due 2032.

On June 27, 2025, OMFC paid a net aggregate amount of $822 million, inclusive of accrued interest and premium, to complete a partial redemption of its 7.125% Senior Notes due 2026.

For information about the issuance of our unsecured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Securitization Transactions Completed - ODART 2025-1 and OMFIT 2025-1

For information regarding the issuances of our secured debt, see “Liquidity and Capital Resources” under Management’s
Discussion and Analysis of Financial Condition and Results of Operations in this report.

Election of Members to the OMH Board of Directors

On March 17, 2025, Andrew D. Macdonald was elected to the OMH Board of Directors.

On June 10, 2025, Christopher A. Halmy was elected to the OMH Board of Directors.

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024

Interest income	$1,339	$1,219	$2,648	$2,392
Interest expense	317	297	629	574
Provision for finance receivable losses	511	575	967	1,006
Net interest income after provision for finance receivable losses	511	347	1,052	812
Other revenues	176	174	364	354
Other expenses	473	429	927	870
Income before income taxes	214	92	489	296
Income taxes	47	21	109	71
Net income	$167	$71	$380	$225

Share Data:
Earnings per share:
Diluted	$1.40	$0.59	$3.18	$1.87

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$23,870	$22,365	$23,870	$22,365
Average net receivables	$23,600	$22,141	$23,526	$21,704
Gross charge-off ratio (b)	9.05%	9.84%	9.37%	9.98%
Recovery ratio	(1.48)%	(1.37)%	(1.51)%	(1.41)%
Net charge-off ratio (b)	7.57%	8.47%	7.86%	8.56%

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$20,814	$20,073	$20,814	$20,073
Origination volume	$3,534	$3,293	$6,213	$5,647
Number of accounts	2,340,944	2,326,811	2,340,944	2,326,811
Number of accounts originated	328,162	312,955	576,247	543,805
Auto finance:
Net finance receivables	$2,304	$1,826	$2,304	$1,826
Origination volume	$373	$290	$716	$458
Number of accounts	138,405	113,456	138,405	113,456
Number of accounts originated	16,645	14,421	32,402	24,780
Consumer loans:
Net finance receivables	$23,118	$21,899	$23,118	$21,899
Yield	22.70%	22.12%	22.62%	22.12%
Origination volume	$3,907	$3,582	$6,929	$6,105
Number of accounts	2,479,349	2,440,267	2,479,349	2,440,267
Number of accounts originated	344,807	327,376	608,649	568,585
Net charge-off ratio (b)	7.19%	8.31%	7.50%	8.44%
30-89 Delinquency ratio	3.04%	3.12%	3.04%	3.12%
Credit cards:
Net finance receivables	$752	$466	$752	$466
Purchase volume	$305	$218	$554	$386
Number of open accounts	920,311	612,292	920,311	612,292
Debt balances:
Long-term debt balance	$22,053	$20,671	$22,053	$20,671
Average daily debt balance	$21,805	$20,894	$21,740	$20,298
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    The calculations for the three and six months ended June 30, 2024 have been adjusted for policy alignment associated with the Foursight Acquisition. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information.

Comparison of Consolidated Results for Three and Six Months Ended June 30, 2025 and 2024

Interest income increased $120 million or 10% and $256 million or 11% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 due to growth in average net receivables and an increase in yield.

Interest expense increased $20 million or 7% and $55 million or 10% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses decreased $64 million or 11% and $39 million or 4% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 reflecting the impact of the Foursight Acquisition in the second quarter of 2024 and lower net charge-offs, partially offset by growth in receivables in the current period.

Other revenues increased $2 million or 1% and $10 million or 3% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 due to a higher gain on sales of finance receivables and an increase in credit card revenue from growth in receivables, partially offset by losses on the repurchases and repayments of debt and a decrease in investment revenue due to lower average corporate cash balances.

Other expenses increased $44 million or 10% and $57 million or 6% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 driven by increases in salaries and benefits expense and general operating expenses due to growth in receivables and our strategic investments in the business. The increase for the six months ended was partially offset by restructuring charges in the prior period not present in the current period.

Income taxes increased $26 million or 122% and $38 million or 55% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 due to higher pretax income.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net gain or loss resulting from repurchases and repayments of debt, restructuring charges, acquisition-related transaction and integration expenses, and other items and strategic activities. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH’s reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and pretax capital generation (non-GAAP) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$211	$145	$481	$348
Adjustments:
Net loss on repurchases and repayments of debt	20	12	25	14
Restructuring charges	—	—	—	27
Acquisition-related transaction and integration expenses	—	2	1	3
Other	—	4	—	4
Adjusted pretax income (non-GAAP)	231	163	507	396

Provision for finance receivable losses	511	515	967	946
Net charge-offs	(446)	(496)	(919)	(953)
Pretax capital generation (non-GAAP)	$296	$182	$555	$389

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

CONSUMER AND INSURANCE
The following table below presents OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024

Interest income	$1,333	$1,210	$2,635	$2,382
Interest expense	317	295	628	572
Provision for finance receivable losses	511	515	967	946
Net interest income after provision for finance receivable losses	505	400	1,040	864
Other revenues	195	184	386	365
Other expenses	469	421	919	833
Adjusted pretax income (non-GAAP)	$231	$163	$507	$396

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$23,901	$22,428	$23,901	$22,428
Average net receivables	$23,634	$22,210	$23,564	$21,738
Gross charge-off ratio (b)	9.05%	9.82%	9.37%	9.97%
Recovery ratio	(1.48)%	(1.37)%	(1.50)%	(1.41)%
Net charge-off ratio (b)	7.57%	8.45%	7.87%	8.55%

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$20,814	$20,073	$20,814	$20,073
Origination volume	$3,534	$3,293	$6,213	$5,647
Number of accounts	2,340,944	2,326,811	2,340,944	2,326,811
Number of accounts originated	328,162	312,955	576,247	543,805
Auto finance:
Net finance receivables	$2,335	$1,889	$2,335	$1,889
Origination volume	$373	$290	$716	$458
Number of accounts	138,405	113,456	138,405	113,456
Number of accounts originated	16,645	14,421	32,402	24,780
Consumer loans:
Net finance receivables	$23,149	$21,962	$23,149	$21,962
Yield	22.58%	21.91%	22.48%	22.01%
Origination volume	$3,907	$3,582	$6,929	$6,105
Number of accounts	2,479,349	2,440,267	2,479,349	2,440,267
Number of accounts originated	344,807	327,376	608,649	568,585
Net charge-off ratio (b)	7.19%	8.29%	7.51%	8.43%
30-89 Delinquency ratio	3.05%	3.13%	3.05%	3.13%
Credit cards:
Net finance receivables	$752	$466	$752	$466
Purchase volume	$305	$218	$554	$386
Number of open accounts	920,311	612,292	920,311	612,292
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    The calculations for the three and six months ended June 30, 2024 have been adjusted for policy alignment associated with the Foursight Acquisition. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information.

Comparison of Adjusted Pretax Income for Three and Six Months Ended June 30, 2025 and 2024

Interest income increased $123 million or 10% and $253 million or 11% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 due to growth in average net receivables and an increase in yield.

Interest expense increased $22 million or 7% and $56 million or 10% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses remained consistent for the three months ended June 30, 2025 when compared to the same period in 2024 due to lower net charge-offs, partially offset by growth in receivables in the current period.

Provision for finance receivable losses increased $21 million or 2% for the six months ended June 30, 2025 when compared to the same period in 2024 due to growth in receivables, partially offset by lower net charge-offs in the current period.

Other revenues increased $11 million or 6% and $21 million or 6% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 due to a higher gain on sales of finance receivables and an increase in credit card revenue from growth in receivables, partially offset by a decrease in investment revenue due to lower average corporate cash balances.

Other expenses increased $48 million or 11% and $86 million or 10% for the three and six months ended June 30, 2025 when compared to the same periods in 2024 driven by increases in salaries and benefits expense and general operating expenses due to growth in receivables and our strategic investments in the business.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $23.9 billion at June 30, 2025 and $23.6 billion at December 31, 2024. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
June 30, 2025
Current	$21,952	$665
30-89 days past due	706	38
90+ days past due	491	49
Total net finance receivables	$23,149	$752

Delinquency ratio
30-89 days past due	3.05%	5.01%
30+ days past due	5.17%	11.58%
90+ days past due	2.12%	6.57%

December 31, 2024
Current	$21,633	$558
30-89 days past due	743	37
90+ days past due	579	48
Total net finance receivables	$22,955	$643

Delinquency ratio
30-89 days past due	3.24%	5.78%
30+ days past due	5.76%	13.26%
90+ days past due	2.52%	7.47%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At June 30, 2025, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended June 30, 2025
Balance at beginning of period	$2,541	$152	$(5)	$2,688
Provision for finance receivable losses	460	51	—	511
Charge-offs	(496)	(37)	1	(532)
Recoveries	85	2	—	87
Balance at end of period	$2,590	$168	$(4)	$2,754

Three Months Ended June 30, 2024
Balance at beginning of period	$2,376	$78	$—	$2,454
Provision for finance receivable losses	473	42	60	575
Charge-offs	(553)	(18)	—	(571)
Recoveries	75	—	—	75
Other *	98	—	(67)	31
Balance at end of period	$2,469	$102	$(7)	$2,564

Six Months Ended June 30, 2025
Balance at beginning of period	$2,572	$138	$(5)	$2,705
Provision for finance receivable losses	869	98	—	967
Charge-offs	(1,022)	(73)	2	(1,093)
Recoveries	171	5	(1)	175
Balance at end of period	$2,590	$168	$(4)	$2,754

Net finance receivables	$23,149	$752	$(31)	$23,870
Allowance ratio	11.19%	22.28%	N/A	11.54%

Six Months Ended June 30, 2024
Balance at beginning of period	$2,415	$65	$—	$2,480
Provision for finance receivable losses	879	67	60	1,006
Charge-offs	(1,075)	(31)	—	(1,106)
Recoveries	152	1	—	153
Other *	98	—	(67)	31
Balance at end of period	$2,469	$102	$(7)	$2,564

Net finance receivables	$21,962	$466	$(63)	$22,365
Allowance ratio	11.24%	21.95%	N/A	11.47%
*    Represents allowance for finance receivable losses recognized on PCD loans acquired in the Foursight Acquisition.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance and loss performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, portfolio mix, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables increased slightly from the prior year period primarily due to the change in portfolio mix. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

During the six months ended June 30, 2025, OMH generated net income of $380 million. OMH’s net cash inflow from operating and investing activities totaled $95 million for the six months ended June 30, 2025. At June 30, 2025, our scheduled interest payments for the remainder of 2025 totaled $291 million and there were no scheduled principal payments for 2025 on our existing unsecured debt. As of June 30, 2025, we had $9.7 billion of unencumbered receivables.

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

On June 11, 2025, OMFC issued a total of $800 million aggregate principal amount of 7.125% Senior Notes due 2032 under the Base Indenture, as supplemented by the Twenty-First Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

On June 27, 2025, OMFC paid a net aggregate amount of $822 million, inclusive of accrued interest and premium, to complete a partial redemption of its 7.125% Senior Notes due 2026.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the six months ended June 30, 2025, we repurchased $280 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At June 30, 2025, the borrowing capacity of our corporate revolver was $1.1 billion.

Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities

During the six months ended June 30, 2025, we completed two new consumer loan securitization (ODART 2025-1 and OMFIT 2025-1, see “Securitized Borrowings” below) and redeemed two consumer loan securitizations (OMFIT 2018-2 and FCRT 2021-2 ). During the six months ended June 30, 2025, we entered into no new revolving conduit facilities. At June 30, 2025, the borrowing capacity of our revolving conduit facilities was $6.0 billion. At June 30, 2025, we had $13.9 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding facility.

During the six months ended June 30, 2025, we entered into no new credit card revolving VFN facilities. On January 18, 2025, the borrowing capacity of OneMain Financial Credit Card Trust – Series 2024-VFN2 increased to $250 million. At June 30, 2025, the borrowing capacity of our credit card revolving VFN facilities was $400 million. At June 30, 2025, we had $432 million of credit card principal balances held in OneMain Financial Credit Card Trust (“OMFCT”) for our credit card revolving VFN facilities.

Private Secured Term Funding

On June 16, 2025, we terminated a private secured term funding facility with a maximum borrowing capacity of $375 million. At June 30, 2025, the maximum borrowing capacity of $350 million was outstanding under the remaining private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027 followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of June 30, 2025	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the six months ended June 30, 2025, OMH repurchased 782,773 shares of its common stock through its stock repurchase program for an aggregate total of $37 million, including commissions and fees. As of June 30, 2025, OMH held a total of 16,803,289 shares of treasury stock.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of June 30, 2025, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
January 31, 2025	February 12, 2025	February 20, 2025	$1.04	$124
April 29, 2025	May 9, 2025	May 16, 2025	1.04	124
Total			$2.08	$248

To provide funding for the dividend, OMFC paid dividends of $246 million to OMH during the six months ended June 30, 2025.

On July 25, 2025, OMH declared a dividend of $1.04 per share payable on August 13, 2025 to record holders of OMH’s common stock as of the close of business on August 4, 2025. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after August 6, 2025.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties, with current terms of less than one year, in which we agreed to sell a remaining total of $450 million gross receivables of newly originated unsecured personal loans along with any associated accrued interest.

During the three and six months ended June 30, 2025, we sold a total of $260 million and $514 million of gross finance receivables, respectively, compared to $193 million and $303 million during the same periods in 2024. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $1.4 billion for the six months ended June 30, 2025 reflected net income of $380 million, the impact of non-cash items including provision for finance receivable losses of $967 million, and an unfavorable change in working capital of $58 million. Net cash provided by operations of $1.3 billion for the six months ended June 30, 2024 reflected net income of $225 million, the impact of non-cash items including provision for finance receivable losses of $1.0 billion, and an unfavorable change in working capital of $101 million.

OMH’s Investing Activities

Net cash used for investing activities of $1.3 billion for the six months ended June 30, 2025 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $1.2 billion for the six months ended June 30, 2024 was due to net principal originations purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash provided by financing activities of $274 million for the six months ended June 30, 2025 was due to the issuances and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt and cash dividends paid. Net cash used for financing activities of $290 million for the six months ended June 30, 2024 was due to repayments and repurchases of long-term debt and cash dividends paid, partially offset by the issuances and borrowings of long-term debt.

OMH’s Cash and Investments

At June 30, 2025, we had $769 million of cash and cash equivalents, which included $185 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2025, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay dividends during the six months ended June 30, 2025 and 2024. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2024.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of June 30, 2025, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	1,000	1,053	2.03%	5 years
OMFIT 2021-1	850	904	850	904	2.57%	5 years
OMFIT 2022-S1	600	652	539	558	4.33%	3 years
OMFIT 2022-2	1,000	1,099	594	692	5.37%	2 years
OMFIT 2022-3	979	1,090	517	810	6.03%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.11%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
OMFIT 2025-1	1,000	1,124	1,000	1,124	4.97%	3 years
ODART 2019-1	737	750	276	309	4.04%	5 years
ODART 2021-1	1,000	1,053	314	322	1.22%	2 years
ODART 2022-1	600	632	308	314	5.10%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
ODART 2025-1	900	926	900	926	5.48%	5 years
FCRT 2022-1	293	294	54	52	3.27%	N/A
FCRT 2022-2	215	233	38	57	6.35%	N/A
FCRT 2023-1	182	199	57	74	6.06%	N/A
FCRT 2023-2	200	208	88	93	6.61%	N/A
FCRT 2024-1	210	214	112	116	6.23%	N/A
Total securitizations	$15,530	$16,770	$12,372	$13,791
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of June 30, 2025.

Revolving Conduit Facilities
We had access to 17 revolving conduit facilities with a total borrowing capacity of $6.0 billion as of June 30, 2025:

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

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $400 million as of June 30, 2025:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	250	—
Total	$400	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2025 or December 31, 2024.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2025.

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

As of June 30, 2025, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of June 30, 2025 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of June 30, 2025, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of June 30, 2025 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended June 30, 2025, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30	319,274	$43.85	319,274	$595,784,783
May 1 - May 31	91,627	49.49	91,627	591,249,714
June 1 - June 30	48,696	53.40	48,696	588,649,410
Total	459,597	$45.99	459,597
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.
During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of OneMain Holdings, Inc. Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on June 10, 2025.

4.1
Twenty-First Supplemental Indenture relating to the Notes, dated as of June 11, 2025, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of 7.125% Senior Notes due 2032 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on June 11, 2025.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	July 29, 2025	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	July 29, 2025	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)