Form 10-Q
period 2025-09-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2025-10-31
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2025

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At October 24, 2025, there were 117,731,910 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At October 24, 2025, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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
Supplemental Indentures
collectively, the following supplements to the Base Indenture: Sixth Supplemental Indenture, dated as of May 11, 2018; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; Seventeenth Supplemental Indenture, dated May 22, 2024; Eighteenth Supplemental Indenture, dated August 19, 2024; Nineteenth Supplemental Indenture, dated November 4, 2024; Twentieth Supplemental Indenture, dated March 13, 2025; Twenty-First Supplemental Indenture, dated June 11, 2025; Twenty-Second Supplemental Indenture, dated August 12, 2025; and Twenty-Third Supplemental Indenture, dated September 17, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2025	December 31, 2024

Assets
Cash and cash equivalents	$658	$458
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2025, respectively, and $1.5 billion and $1.6 billion in 2024, respectively)	1,657	1,607
Net finance receivables (includes loans of consolidated VIEs of $14.0 billion in 2025 and $14.0 billion in 2024)	24,465	23,554
Unearned insurance premium and claim reserves	(783)	(766)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2025 and $1.6 billion in 2024)	(2,815)	(2,705)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	20,867	20,083
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $724 million in 2025 and $662 million in 2024)	748	684
Goodwill	1,474	1,474
Other intangible assets	284	286
Other assets	1,297	1,318
Total assets	$26,985	$25,910

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $12.1 billion in 2025 and $12.4 billion in 2024)	$22,338	$21,438
Insurance claims and policyholder liabilities	578	575
Deferred and accrued taxes	42	20
Other liabilities (includes other liabilities of consolidated VIEs of $31 million in 2025 and $31 million in 2024)	649	686
Total liabilities	23,607	22,719
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 118,378,973 and 119,360,509 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,750	1,734
Accumulated other comprehensive loss	(47)	(81)
Retained earnings	2,500	2,296
Treasury stock, at cost; 17,325,167 and 16,060,384 shares at September 30, 2025 and December 31, 2024, respectively	(826)	(759)
Total shareholders’ equity	3,378	3,191
Total liabilities and shareholders’ equity	$26,985	$25,910

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024

Interest income	$1,392	$1,282	$4,039	$3,673

Interest expense	320	301	949	874

Net interest income	1,072	981	3,090	2,799

Provision for finance receivable losses	488	512	1,454	1,518

Net interest income after provision for finance receivable losses	584	469	1,636	1,281

Other revenues:
Insurance	112	111	332	334
Investment	26	24	76	87
Gain on sales of finance receivables	17	6	50	18
Net loss on repurchases and repayments of debt	(39)	(1)	(65)	(15)
Other	47	42	133	112
Total other revenues	163	182	526	536

Other expenses:
Salaries and benefits	234	220	683	649
Other operating expenses	202	181	577	525
Insurance policy benefits and claims	48	43	150	140
Total other expenses	484	444	1,410	1,314

Income before income taxes	263	207	752	503

Income taxes	64	50	173	120

Net income	$199	$157	$579	$383

Share Data:
Weighted average number of shares outstanding:
Basic	118,759,941	119,674,809	119,037,486	119,763,844
Diluted	119,420,044	120,118,107	119,594,192	120,182,653
Earnings per share:
Basic	$1.67	$1.32	$4.86	$3.20
Diluted	$1.67	$1.31	$4.84	$3.18

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024

Net income	$199	$157	$579	$383

Other comprehensive income (loss):
Net change in unrealized gains on non-credit impaired available-for-sale securities	18	53	49	44
Foreign currency translation adjustments	(4)	2	6	(3)
Changes in discount rate for insurance claims and policyholder liabilities	(7)	(10)	(6)	(5)
Other	(1)	(2)	(4)	(3)
Income tax effect:
Net change in unrealized gains on non-credit impaired available-for-sale securities	(4)	(11)	(11)	(9)
Foreign currency translation adjustments	1	—	(2)	1
Changes in discount rate for insurance claims and policyholder liabilities	1	2	1	1
Other	—	—	1	—
Other comprehensive income, net of tax, before reclassification adjustments	4	34	34	26
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	2	—	2
Reclassification adjustments included in net income, net of tax	—	2	—	2
Other comprehensive income, net of tax	4	36	34	28

Comprehensive income	$203	$193	$613	$411

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended September 30, 2025
Balance, July 1, 2025	$1	$1,745	$(51)	$2,425	$(794)	$3,326
Common stock repurchased	—	—	—	—	(33)	(33)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	7	—	—	—	7
Withholding tax on share-based compensation	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	4	—	—	4
Cash dividends *	—	—	—	(124)	—	(124)
Net income	—	—	—	199	—	199
Balance, September 30, 2025	$1	$1,750	$(47)	$2,500	$(826)	$3,378

Three Months Ended September 30, 2024
Balance, July 1, 2024	$1	$1,723	$(95)	$2,263	$(739)	$3,153
Common stock repurchased	—	—	—	—	(19)	(19)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	7	—	—	—	7
Withholding tax on share-based compensation	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	36	—	—	36
Cash dividends *	—	—	—	(125)	—	(125)
Net income	—	—	—	157	—	157
Balance, September 30, 2024	$1	$1,728	$(59)	$2,295	$(757)	$3,208

* Cash dividends declared were $1.04 per share during the three months ended September 30, 2025 and 2024.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Nine Months Ended September 30, 2025
Balance, January 1, 2025	$1	$1,734	$(81)	$2,296	$(759)	$3,191
Common stock repurchased	—	—	—	—	(70)	(70)
Treasury stock issued	—	—	—	—	3	3
Share-based compensation expense, net of forfeitures	—	28	—	—	—	28
Withholding tax on share-based compensation	—	(12)	—	—	—	(12)
Other comprehensive income	—	—	34	—	—	34
Cash dividends *	—	—	—	(375)	—	(375)
Net income	—	—	—	579	—	579
Balance, September 30, 2025	$1	$1,750	$(47)	$2,500	$(826)	$3,378

Nine Months Ended September 30, 2024
Balance, January 1, 2024	$1	$1,715	$(87)	$2,285	$(728)	$3,186
Common stock repurchased	—	—	—	—	(32)	(32)
Treasury stock issued	—	—	—	—	3	3
Share-based compensation expense, net of forfeitures	—	23	—	—	—	23
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	28	—	—	28
Cash dividends *	—	—	—	(373)	—	(373)
Net income	—	—	—	383	—	383
Balance, September 30, 2024	$1	$1,728	$(59)	$2,295	$(757)	$3,208

* Cash dividends declared were $3.12 per share and $3.08 per share during the nine months ended September 30, 2025 and 2024, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2025	2024

Cash flows from operating activities
Net income	$579	$383
Reconciling adjustments:
Provision for finance receivable losses	1,454	1,518
Depreciation and amortization	214	207
Deferred income tax charge (benefit)	10	(43)
Net loss on repurchases and repayments of debt	65	15
Share-based compensation expense, net of forfeitures	28	23
Gain on sales of finance receivables	(50)	(18)
Other	(3)	(4)
Cash flows due to changes in other assets and other liabilities	(30)	(134)
Net cash provided by operating activities	2,267	1,947

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(3,125)	(2,746)
Proceeds from sales of finance receivables	830	453
Foursight Acquisition, net of cash acquired	—	(64)
Available-for-sale securities purchased	(248)	(151)
Available-for-sale securities called, sold, and matured	245	328
Other securities purchased	(6)	(6)
Other securities called, sold, and matured	17	11
Other, net	(67)	(63)
Net cash used for investing activities	(2,354)	(2,238)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	6,298	3,186
Repayments and repurchases of long-term debt	(5,492)	(2,761)
Cash dividends	(376)	(373)
Common stock repurchased	(70)	(32)
Treasury stock issued	3	3
Withholding tax on share-based compensation	(12)	(10)
Net cash provided by financing activities	351	13

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	264	(278)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,142	1,548
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,406	$1,270

Supplemental cash flow information
Cash and cash equivalents	$658	$577
Restricted cash and restricted cash equivalents	748	693
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,406	$1,270

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2025	December 31, 2024

Assets
Cash and cash equivalents	$632	$424
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2025, respectively, and $1.5 billion and $1.6 billion in 2024, respectively)	1,657	1,607
Net finance receivables (includes loans of consolidated VIEs of $14.0 billion in 2025 and $14.0 billion in 2024)	24,465	23,554
Unearned insurance premium and claim reserves	(783)	(766)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2025 and $1.6 billion in 2024)	(2,815)	(2,705)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	20,867	20,083
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $724 million in 2025 and $662 million in 2024)	748	684
Goodwill	1,474	1,474
Other intangible assets	284	286
Other assets	1,297	1,317
Total assets	$26,959	$25,875

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $12.1 billion in 2025 and $12.4 billion in 2024)	$22,338	$21,438
Insurance claims and policyholder liabilities	578	575
Deferred and accrued taxes	43	20
Other liabilities (includes other liabilities of consolidated VIEs of $31 million in 2025 and $31 million in 2024)	648	687
Total liabilities	23,607	22,720
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at September 30, 2025 and December 31, 2024	5	5
Additional paid-in capital	1,994	1,978
Accumulated other comprehensive loss	(47)	(81)
Retained earnings	1,400	1,253
Total shareholder’s equity	3,352	3,155
Total liabilities and shareholder’s equity	$26,959	$25,875

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024

Interest income	$1,392	$1,282	$4,039	$3,673

Interest expense	320	301	949	874

Net interest income	1,072	981	3,090	2,799

Provision for finance receivable losses	488	512	1,454	1,518

Net interest income after provision for finance receivable losses	584	469	1,636	1,281

Other revenues:
Insurance	112	111	332	334
Investment	26	24	76	87
Gain on sales of finance receivables	17	6	50	18
Net loss on repurchases and repayments of debt	(39)	(1)	(65)	(15)
Other	47	42	133	112
Total other revenues	163	182	526	536

Other expenses:
Salaries and benefits	234	220	683	649
Other operating expenses	202	181	577	525
Insurance policy benefits and claims	48	43	150	140
Total other expenses	484	444	1,410	1,314

Income before income taxes	263	207	752	503

Income taxes	64	50	173	120

Net income	$199	$157	$579	$383

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024

Net income	$199	$157	$579	$383

Other comprehensive income (loss):
Net change in unrealized gains on non-credit impaired available-for-sale securities	18	53	49	44
Foreign currency translation adjustments	(4)	2	6	(3)
Changes in discount rate for insurance claims and policyholder liabilities	(7)	(10)	(6)	(5)
Other	(1)	(2)	(4)	(3)
Income tax effect:
Net change in unrealized gains on non-credit impaired available-for-sale securities	(4)	(11)	(11)	(9)
Foreign currency translation adjustments	1	—	(2)	1
Changes in discount rate for insurance claims and policyholder liabilities	1	2	1	1
Other	—	—	1	—
Other comprehensive income, net of tax, before reclassification adjustments	4	34	34	26
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	2	—	2
Reclassification adjustments included in net income, net of tax	—	2	—	2
Other comprehensive income, net of tax	4	36	34	28

Comprehensive income	$203	$193	$613	$411

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended September 30, 2025
Balance, July 1, 2025	$5	$1,989	$(51)	$1,354	$3,297
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive income	—	—	4	—	4
Cash dividends	—	—	—	(153)	(153)
Net income	—	—	—	199	199
Balance, September 30, 2025	$5	$1,994	$(47)	$1,400	$3,352

Three Months Ended September 30, 2024
Balance, July 1, 2024	$5	$1,967	$(95)	$1,263	$3,140
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive income	—	—	36	—	36
Cash dividends	—	—	—	(168)	(168)
Net income	—	—	—	157	157
Balance, September 30, 2024	$5	$1,972	$(59)	$1,252	$3,170

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Nine Months Ended September 30, 2025
Balance, January 1, 2025	$5	$1,978	$(81)	$1,253	$3,155
Share-based compensation expense, net of forfeitures	—	28	—	—	28
Withholding tax on share-based compensation	—	(12)	—	—	(12)
Other comprehensive income	—	—	34	—	34
Cash dividends	—	—	—	(432)	(432)
Net income	—	—	—	579	579
Balance, September 30, 2025	$5	$1,994	$(47)	$1,400	$3,352

Nine Months Ended September 30, 2024
Balance, January 1, 2024	$5	$1,959	$(87)	$1,303	$3,180
Share-based compensation expense, net of forfeitures	—	23	—	—	23
Withholding tax on shared-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	28	—	28
Cash dividends	—	—	—	(434)	(434)
Net income	—	—	—	383	383
Balance, September 30, 2024	$5	$1,972	$(59)	$1,252	$3,170

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2025	2024

Cash flows from operating activities
Net income	$579	$383
Reconciling adjustments:
Provision for finance receivable losses	1,454	1,518
Depreciation and amortization	214	207
Deferred income tax charge (benefit)	10	(43)
Net loss on repurchases and repayments of debt	65	15
Share-based compensation expense, net of forfeitures	28	23
Gain on sales of finance receivables	(50)	(18)
Other	(3)	(4)
Cash flows due to changes in other assets and other liabilities	(33)	(136)
Net cash provided by operating activities	2,264	1,945

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(3,125)	(2,746)
Proceeds from sales of finance receivables	830	453
Foursight Acquisition, net of cash acquired	—	(64)
Available-for-sale securities purchased	(248)	(151)
Available-for-sale securities called, sold, and matured	245	328
Other securities purchased	(6)	(6)
Other securities called, sold, and matured	17	11
Other, net	(67)	(63)
Net cash used for investing activities	(2,354)	(2,238)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	6,298	3,186
Repayments and repurchases of long-term debt	(5,492)	(2,761)
Cash dividends	(432)	(434)
Withholding tax on share-based compensation	(12)	(10)
Net cash provided by (used for) financing activities	362	(19)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	272	(312)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,108	1,545
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,380	$1,233

Supplemental cash flow information
Cash and cash equivalents	$632	$540
Restricted cash and restricted cash equivalents	748	693
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,380	$1,233

Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2025

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

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

September 30, 2025
Gross finance receivables *	$20,902	$2,383	$23,285	$824	$24,109
Unearned fees	(253)	(42)	(295)	—	(295)
Accrued finance charges and fees	363	25	388	—	388
Deferred origination costs	213	40	253	10	263
Total	$21,225	$2,406	$23,631	$834	$24,465

December 31, 2024
Gross finance receivables *	$20,514	$2,061	$22,575	$632	$23,207
Unearned fees	(239)	(32)	(271)	—	(271)
Accrued finance charges and fees	356	22	378	—	378
Deferred origination costs	202	27	229	11	240
Total	$20,833	$2,078	$22,911	$643	$23,554
* Consumer loan gross finance receivables equal the unpaid principal balance net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $2.6 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of less than three years. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations.

We sold $258 million and $773 million of gross finance receivables during the three and nine months ended September 30, 2025, respectively, and $124 million and $427 million of gross finance receivables during the three and nine months ended September 30, 2024, respectively. The gain on the sales were $17 million and $50 million during the three and nine months ended September 30, 2025, respectively, and $6 million and $18 million during the three and nine months ended September 30, 2024, respectively.

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

The following table below is a summary of finance charges on our consumer loans:

	Three Months Ended September 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$42	$3	$40	$3
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	5	—	4	—

	Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$120	$8	$118	$6
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	15	1	13	1

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

Net accrued finance charges and fees reversed on credit cards were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024

Net accrued finance charges and fees reversed	$17	$9	$51	$23

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

September 30, 2025
Performing
Current	$8,090	$6,233	$3,290	$1,683	$573	$188	$20,057
30-59 days past due	63	130	91	64	31	13	392
60-89 days past due	34	85	62	39	18	8	246
Total performing	8,187	6,448	3,443	1,786	622	209	20,695
Nonperforming (Nonaccrual)
90+ days past due	40	186	144	96	45	19	530
Total	$8,227	$6,634	$3,587	$1,882	$667	$228	$21,225

Gross charge-offs *	$15	$363	$469	$337	$152	$62	$1,398
* Represents gross charge-offs for the nine months ended September 30, 2025.

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$9,820	$5,337	$2,913	$1,143	$272	$155	$19,640
30-59 days past due	89	129	100	48	14	11	391
60-89 days past due	55	86	62	32	8	6	249
Total performing	9,964	5,552	3,075	1,223	294	172	20,280
Nonperforming (Nonaccrual)
90+ days past due	84	211	150	74	20	14	553
Total	$10,048	$5,763	$3,225	$1,297	$314	$186	$20,833

Gross charge-offs *	$12	$464	$579	$304	$84	$58	$1,501
* Represents gross charge-offs for the nine months ended September 30, 2024.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

September 30, 2025
Performing
Current	$888	$747	$378	$179	$59	$13	$2,264
30-59 days past due	19	33	19	13	7	2	93
60-89 days past due	6	9	5	3	1	—	24
Total performing	913	789	402	195	67	15	2,381
Nonperforming (Nonaccrual)
90+ days past due	4	11	6	3	1	—	25
Total	$917	$800	$408	$198	$68	$15	$2,406

Gross charge-offs *	$5	$36	$30	$21	$7	$2	$101
* Represents gross charge-offs for the nine months ended September 30, 2025.

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$1,007	$538	$273	$101	$21	$12	$1,952
30-59 days past due	25	24	19	10	2	1	81
60-89 days past due	6	7	5	2	—	—	20
Total performing	1,038	569	297	113	23	13	2,053
Nonperforming (Nonaccrual)
90+ days past due	6	9	7	2	—	1	25
Total	$1,044	$578	$304	$115	$23	$14	$2,078

Gross charge-offs *	$3	$25	$25	$8	$1	$1	$63
* Represents gross charge-offs for the nine months ended September 30, 2024.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	September 30, 2025	December 31, 2024

Current	$735	$558
30-59 days past due	24	20
60-89 days past due	21	17
90+ days past due	54	48
Total	$834	$643

There were no credit cards that were converted to term loans at September 30, 2025 or December 31, 2024.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $457 million and $336 million at September 30, 2025 and December 31, 2024, respectively.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable.

The period-end carrying value of net finance receivables modified during the period was as follows:

	Three Months Ended September 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$89	$9	$82	$7
Interest rate reduction and principal forgiveness	116	1	126	—
Total modifications to borrowers experiencing financial difficulties	$205	$10	$208	$7

Modifications as a percent of net finance receivables by class	0.96%	0.40%	1.01%	0.38%

	Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$248	$19	$281	$14
Interest rate reduction and principal forgiveness	317	1	313	1
Total modifications to borrowers experiencing financial difficulties	$565	$20	$594	$15

Modifications as a percent of net finance receivables by class	2.66%	0.85%	2.89%	0.77%

The financial effect of modifications made during the period was as follows:

	Three Months Ended September 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	19.35%	12.24%	19.60%	12.47%
Weighted-average term extension (months)	23	13	21	13
Principal/interest forgiveness	$11	$—	$12	$—

	Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	17.95%	12.79%	18.76%	12.30%
Weighted-average term extension (months)	24	15	22	19
Principal/interest forgiveness	$28	$1	$33	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	September 30, 2025 (a)		September 30, 2024 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$507	$18	$538	$10
30-59 days past due	60	3	62	2
60-89 days past due	45	2	45	2
90+ days past due	87	2	100	2
Total	$699	$25	$745	$16
(a) Excludes $86 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.
(b) Excludes $71 million of personal loan receivables that were modified and subsequently charged off. Auto finance receivables that were modified and subsequently charged off were immaterial.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Three Months Ended September 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$37	$2	$50	$1
Interest rate reduction and principal forgiveness	20	—	16	—
Total	$57	$2	$66	$1

	Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$55	$2	$133	$2
Interest rate reduction and principal forgiveness	26	—	47	—
Total	$81	$2	$180	$2

Modifications made to credit cards were immaterial for the three and nine months ended September 30, 2025 and 2024.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At September 30, 2025, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and nine months ended September 30, 2025 was driven by growth in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended September 30, 2025
Balance at beginning of period	$2,586	$168	$2,754
Provision for finance receivable losses	437	51	488
Charge-offs	(479)	(36)	(515)
Recoveries	86	2	88
Balance at end of period	$2,630	$185	$2,815

Three Months Ended September 30, 2024
Balance at beginning of period	$2,462	$102	$2,564
Provision for finance receivable losses	472	40	512
Charge-offs	(489)	(21)	(510)
Recoveries	78	1	79
Balance at end of period	$2,523	$122	$2,645

Nine Months Ended September 30, 2025
Balance at beginning of period	$2,567	$138	$2,705
Provision for finance receivable losses	1,306	148	1,454
Charge-offs	(1,499)	(109)	(1,608)
Recoveries	256	8	264
Balance at end of period	$2,630	$185	$2,815

Nine Months Ended September 30, 2024
Balance at beginning of period	$2,415	$65	$2,480
Provision for finance receivable losses	1,411	107	1,518
Charge-offs	(1,564)	(51)	(1,615)
Recoveries	230	1	231
Other *	31	—	31
Balance at end of period	$2,523	$122	$2,645

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

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2025*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$28	$—	$—	$28
Obligations of states, municipalities, and political subdivisions	59	—	(3)	56
Commercial paper	52	—	—	52
Non-U.S. government and government sponsored entities	148	1	(3)	146
Corporate debt	1,067	12	(41)	1,038
Mortgage-backed, asset-backed, and collateralized:
RMBS	203	1	(17)	187
CMBS	23	—	(2)	21
CDO/ABS	71	—	(2)	69
Total	$1,651	$14	$(68)	$1,597

December 31, 2024*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	66	—	(5)	61
Commercial paper	9	—	—	9
Non-U.S. government and government sponsored entities	159	1	(5)	155
Corporate debt	1,086	4	(69)	1,021
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	—	(24)	184
CMBS	29	—	(2)	27
CDO/ABS	72	1	(3)	70
Total	$1,641	$6	$(108)	$1,539
*    The allowance for credit losses related to our investment securities as of September 30, 2025 and December 31, 2024 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million and $13 million as of September 30, 2025 and December 31, 2024, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and nine months ended September 30, 2025 and 2024.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2025
U.S. government and government sponsored entities	$—	$—	$8	$—	$8	$—
Obligations of states, municipalities, and political subdivisions	2	—	47	(3)	49	(3)
Non-U.S. government and government sponsored entities	4	—	37	(3)	41	(3)
Corporate debt	64	—	568	(41)	632	(41)
Mortgage-backed, asset-backed, and collateralized:
RMBS	2	—	126	(17)	128	(17)
CMBS	1	—	20	(2)	21	(2)
CDO/ABS	5	—	35	(2)	40	(2)
Total	$78	$—	$841	$(68)	$919	$(68)

December 31, 2024
U.S. government and government sponsored entities	$1	$—	$11	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	3	—	56	(5)	59	(5)
Non-U.S. government and government sponsored entities	15	—	67	(5)	82	(5)
Corporate debt	210	(5)	657	(64)	867	(69)
Mortgage-backed, asset-backed, and collateralized:
RMBS	40	—	134	(24)	174	(24)
CMBS	2	—	25	(2)	27	(2)
CDO/ABS	8	—	40	(3)	48	(3)
Total	$279	$(5)	$990	$(103)	$1,269	$(108)

On a lot basis, we had 1,369 and 1,771 investment securities in an unrealized loss position at September 30, 2025 and December 31, 2024, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of September 30, 2025, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of September 30, 2025, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2025 and 2024, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and nine months ended September 30, 2025 and 2024.

The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2025 totaled $41 million and $83 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2024 totaled $94 million and $138 million, respectively. The net realized gains and losses were immaterial during the three and nine months ended September 30, 2025 and 2024.

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2025 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$189	$189
Due after 1 year through 5 years	613	620
Due after 5 years through 10 years	376	391
Due after 10 years	142	154
Mortgage-backed, asset-backed, and collateralized securities	277	297
Total	$1,597	$1,651

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $446 million and $452 million at September 30, 2025 and December 31, 2024, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2025	December 31, 2024

Fixed maturity other securities:
Bonds	$7	$18
Preferred stock	13	13
Common stock	40	37
Total	$60	$68

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment. Net unrealized gains and losses on other securities held were immaterial for the three and nine months ended September 30, 2025 and 2024. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and nine months ended September 30, 2025 and 2024.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at September 30, 2025 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	0.87%-10.98%	5.28%	5.47%	3.50%-7.88%	6.33%

Remainder of 2025	$—	$—	$—	$—	$—	$—
2026	—	—	—	424	—	424
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029	—	—	—	1,640	—	1,640
2030-2067	—	—	—	5,992	350	6,342
Secured (c)	11,792	350	1	—	—	12,143
Total principal maturities	$11,792	$350	$1	$10,156	$350	$22,649

Total carrying amount	$11,751	$349	$1	$10,065	$172	$22,338
Debt issuance costs (d)	(37)	(1)	—	(89)	—	(127)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at September 30, 2025.
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
(d) Debt issuance costs are reported as a direct reduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and unsecured corporate revolver, which totaled $33 million at September 30, 2025 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At September 30, 2025, the total maximum borrowing capacity of our unsecured corporate revolver was $1.1 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

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

(dollars in millions)	September 30, 2025	December 31, 2024

Assets
Cash and cash equivalents	$10	$4
Net finance receivables	13,953	13,985
Allowance for finance receivable losses	1,610	1,633
Restricted cash and restricted cash equivalents	724	662
Other assets	36	40

Liabilities
Long-term debt	$12,101	$12,384
Other liabilities	31	31

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $161 million and $477 million during the three and nine months ended September 30, 2025, respectively, compared to $164 million and $463 million during the three and nine months ended September 30, 2024, respectively.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of September 30, 2025, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $400 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to four years as of September 30, 2025. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by our credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At September 30, 2025, the maximum borrowing capacity of $350 million was outstanding under a private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 17 revolving conduit facilities with a total maximum borrowing capacity of $6.0 billion as of September 30, 2025. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to approximately nine years as of September 30, 2025. Amounts drawn on these facilities are collateralized by our consumer loans.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2025	2024

Balance at beginning of period	$102	$108
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	99	105
Additions for losses and loss adjustment expenses incurred to:
Current year	148	142
Prior years *	(8)	(11)
Total	140	131
Reductions for losses and loss adjustment expenses paid related to:
Current year	(87)	(79)
Prior years	(56)	(56)
Total	(143)	(135)
Net balance at end of period	96	101
Plus reinsurance recoverables	3	3
Balance at end of period	$99	$104
*    At September 30, 2025 and 2024, there were redundancies in the prior years’ net reserves due to favorable developments of credit disability claims during the periods.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$177	$33	$217	$41
Effect of cumulative changes in discount rate assumptions (beginning of period)	(2)	—	(5)	—
Beginning balance at original discount rate	175	33	212	41
Effect of changes in cash flow assumptions	(20)	—	(3)	1
Effect of actual variances from expected experience	(4)	1	(15)	(6)
Adjusted balance at beginning of period	151	34	194	36
Interest accretion	6	1	8	1
Net premiums collected	(18)	(3)	(20)	(4)
Ending balance at original discount rate	139	32	182	33
Effect of changes in discount rate assumptions	5	—	7	1
Balance at ending of period	$144	$32	$189	$34

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$378	$96	$435	$113
Effect of cumulative changes in discount rate assumptions (beginning of period)	(5)	2	(12)	—
Beginning balance at original discount rate	373	98	423	113
Effect of changes in cash flow assumptions	(23)	—	(4)	2
Effect of actual variances from expected experience	(5)	3	(18)	(8)
Adjusted balance at beginning of period	345	101	401	107
Net issuances	3	1	3	1
Interest accretion	14	4	16	4
Benefit payments	(36)	(9)	(38)	(12)
Ending balance at original discount rate	326	97	382	100
Effect of changes in discount rate assumptions	13	—	18	1
Balance at ending of period	$339	$97	$400	$101

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$195	$65	$211	$67
Deferred profit liability	11	45	12	49
Total net liability for future policy benefits	$206	$110	$223	$116

The weighted-average duration of the liability for future policy benefits was 7 years at September 30, 2025 and 8 years at September 30, 2024.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2025	2024
Term and whole life	$206	$223
Accidental death and disability protection	110	116
Other*	262	258
Total insurance claims and policyholder liabilities	$578	$597
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$292	$112	$377	$125
Discounted	224	82	280	92
Expected future benefit payments:
Undiscounted	449	140	542	147
Discounted	339	97	400	101

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$36	$12	$39	$13

Interest accretion	$8	$2	$8	$3

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Nine Months Ended September 30,
	2025		2024
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.39%	0.01%	0.36%	0.01%
Actual	0.40%	0.01%	0.34%	0.01%
Lapses:
Expected	3.33%	1.70%	3.79%	1.84%
Actual	3.56%	2.18%	3.61%	3.79%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2025		2024
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.29%	4.86%	5.28%	4.86%
Current discount rate	4.98%	5.14%	4.79%	4.86%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Balance at beginning of period	118,856,988	119,758,091	119,360,509	119,757,277
Common stock issued	43,863	45,729	283,247	269,003
Common stock repurchased	(539,574)	(420,486)	(1,322,347)	(680,709)
Treasury stock issued	17,696	20,294	57,564	58,057
Balance at end of period	118,378,973	119,403,628	118,378,973	119,403,628

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2025	2024	2025	2024

Numerator (basic and diluted):
Net income	$199	$157	$579	$383
Denominator:
Weighted average number of shares outstanding (basic)	118,759,941	119,674,809	119,037,486	119,763,844
Effect of dilutive securities *	660,103	443,298	556,706	418,809
Weighted average number of shares outstanding (diluted)	119,420,044	120,118,107	119,594,192	120,182,653
Earnings per share:
Basic	$1.67	$1.32	$4.86	$3.20
Diluted	$1.67	$1.31	$4.84	$3.18
* We have excluded weighted-average unvested restricted stock units totaling 472,402 and 701,763 for the three months ended September 30, 2025 and 2024, respectively, and 498,509 and 742,565 for the nine months ended September 30, 2025 and 2024, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in Discount Rate for Insurance Claims and Policyholder Liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2025
Balance at beginning of period	$(57)	$(3)	$(6)	$—	$15	$(51)
Other comprehensive income (loss) before reclassifications	14	—	(3)	(6)	(1)	4
Balance at end of period	$(43)	$(3)	$(9)	$(6)	$14	$(47)

Three Months Ended September 30, 2024
Balance at beginning of period	$(100)	$(8)	$(6)	$(1)	$20	$(95)
Other comprehensive income (loss) before reclassifications	42	—	2	(8)	(2)	34
Reclassification adjustments from accumulated other comprehensive income (loss)	2	—	—	—	—	2
Balance at end of period	$(56)	$(8)	$(4)	$(9)	$18	$(59)

Nine Months Ended September 30, 2025
Balance at beginning of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)
Other comprehensive income (loss) before reclassifications	38	—	4	(5)	(3)	34
Balance at end of period	$(43)	$(3)	$(9)	$(6)	$14	$(47)

Nine Months Ended September 30, 2024
Balance at beginning of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
Other comprehensive income (loss) before reclassifications	35	—	(2)	(4)	(3)	26
Reclassification adjustments from accumulated other comprehensive income (loss)	2	—	—	—	—	2
Balance at end of period	$(56)	$(8)	$(4)	$(9)	$18	$(59)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and nine months ended September 30, 2025 and 2024.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2025 and 2024.

11. Income Taxes

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

We had a net deferred tax asset of $499 million and $517 million at September 30, 2025 and December 31, 2024, respectively, reported in Other assets in our condensed consolidated balance sheets.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $23 million at September 30, 2025 and $20 million at December 31, 2024.

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

13. Segment Information

At September 30, 2025, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2025
Interest income	$1,386	$1	$5	$1,392
Interest expense	320	—	—	320
Provision for finance receivable losses	488	—	—	488
Net interest income after provision for finance receivable losses	578	1	5	584
Other revenues	161	2	—	163
Salaries and benefits	232	2	—	234
Other operating expenses	198	3	1	202
Insurance policy benefits and claims	48	—	—	48
Income (loss) before income tax expense	$261	$(2)	$4	$263

Three Months Ended September 30, 2024
Interest income	$1,271	$1	$10	$1,282
Interest expense	299	1	1	301
Provision for finance receivable losses	512	—	—	512
Net interest income after provision for finance receivable losses	460	—	9	469
Other revenues	181	2	(1)	182
Salaries and benefits	219	1	—	220
Other operating expenses	179	1	1	181
Insurance policy benefits and claims	43	—	—	43
Income before income tax expense (benefit)	$200	$—	$7	$207

Nine Months Ended September 30, 2025
Interest income	$4,021	$2	$16	$4,039
Interest expense	947	1	1	949
Provision for finance receivable losses	1,456	—	(2)	1,454
Net interest income after provision for finance receivable losses	1,618	1	17	1,636
Other revenues	522	5	(1)	526
Salaries and benefits	679	4	—	683
Other operating expenses	569	6	2	577
Insurance policy benefits and claims	150	—	—	150
Income (loss) before income tax expense	$742	$(4)	$14	$752

Assets	$25,840	$9	$1,136	$26,985

Nine Months Ended September 30, 2024
Interest income	$3,653	$3	$17	$3,673
Interest expense	871	1	2	874
Provision for finance receivable losses	1,458	—	60	1,518
Net interest income after provision for finance receivable losses	1,324	2	(45)	1,281
Other revenues	531	6	(1)	536
Salaries and benefits	646	4	(1)	649
Other operating expenses	521	3	1	525
Insurance policy benefits and claims	140	—	—	140
Income before income tax expense (benefit)	$548	$1	$(46)	$503

Assets	$24,437	$14	$1,127	$25,578

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2025
Assets
Cash and cash equivalents	$574	$84	$—	$658	$658
Investment securities	57	1,596	4	1,657	1,657
Net finance receivables, less allowance for finance receivable losses	—	—	24,187	24,187	21,650
Restricted cash and restricted cash equivalents	748	—	—	748	748
Other assets *	—	—	35	35	21

Liabilities
Long-term debt	$—	$22,748	$—	$22,748	$22,338

December 31, 2024
Assets
Cash and cash equivalents	$453	$5	$—	$458	$458
Investment securities	54	1,550	3	1,607	1,607
Net finance receivables, less allowance for finance receivable losses	—	—	22,904	22,904	20,849
Restricted cash and restricted cash equivalents	677	7	—	684	684
Other assets *	—	—	36	36	23

Liabilities
Long-term debt	$—	$21,531	$—	$21,531	$21,438
*Other assets at September 30, 2025 and December 31, 2024 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicate the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2025
Assets
Cash equivalents in mutual funds	$79	$—	$—	$79
Cash equivalents in securities	—	84	—	84
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	28	—	28
Obligations of states, municipalities, and political subdivisions	—	56	—	56
Commercial paper	—	52	—	52
Non-U.S. government and government sponsored entities	—	146	—	146
Corporate debt	5	1,030	3	1,038
RMBS	—	187	—	187
CMBS	—	21	—	21
CDO/ABS	—	69	—	69
Total available-for-sale securities	5	1,589	3	1,597
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	4	—	4
Total bonds	—	7	—	7
Preferred stock	13	—	—	13
Common stock	39	—	1	40
Total other securities	52	7	1	60
Total investment securities	57	1,596	4	1,657
Restricted cash equivalents in mutual funds	733	—	—	733
Total	$869	$1,680	$4	$2,553

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2024
Assets
Cash equivalents in mutual funds	$55	$—	$—	$55
Cash equivalents in securities	—	5	—	5
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	61	—	61
Commercial paper	—	9	—	9
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	6	1,014	1	1,021
RMBS	—	184	—	184
CMBS	—	27	—	27
CDO/ABS	—	70	—	70
Total available-for-sale securities	6	1,532	1	1,539
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	14	—	14
Total bonds	—	18	—	18
Preferred stock	13	—	—	13
Common stock	35	—	2	37
Total other securities	48	18	2	68
Total investment securities	54	1,550	3	1,607
Restricted cash equivalents in mutual funds	672	—	—	672
Restricted cash equivalents in securities	—	7	—	7
Total	$781	$1,562	$3	$2,346

Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2025 and 2024, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and nine months ended September 30, 2025 and 2024.

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

Overview

We offer consumer loans, which consist of personal loans and auto finance, credit cards, and other products to help customers meet everyday needs and take steps to improve their financial well-being. We service the loans that we retain on our balance sheet, as well as loans owned by third parties. Additionally, our insurance subsidiaries offer optional credit and non-credit insurance and other optional products. We also offer credit cards under our BrightWay brand which are designed to offer a highly digital customer experience while also rewarding customers for responsible credit activity. Our resources allow us to operate in 47 states and provide a seamless experience through our customers’ preferred channels, including in person, online or over the phone, using our digital platforms, distribution partnerships, or working with our expert team members at more than 1,300 locations.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, direct mail, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At September 30, 2025, we had approximately 2.4 million personal loans totaling $21.2 billion of net finance receivables, of which 53% were secured by titled property, compared to approximately 2.4 million personal loans totaling $20.8 billion of net finance receivables, of which 50% were secured by titled property at December 31, 2024. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through a growing network of franchise and independent dealerships. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At September 30, 2025, we had approximately 144 thousand auto finance loans totaling $2.4 billion of net finance receivables, compared to approximately 127 thousand auto finance loans totaling $2.1 billion of net finance receivables at December 31, 2024. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay credit cards are originated through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, as well as through direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At September 30, 2025, we had approximately 993 thousand open credit card customer accounts, totaling $834 million of net finance receivables, compared to approximately 783 thousand open credit card customer accounts, totaling $643 million of net finance receivables at December 31, 2024.

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

OUR SEGMENT

At September 30, 2025, Consumer and Insurance (“C&I”) is our only reportable segment, which includes consumer loans, credit cards, and optional products. At September 30, 2025, we had $25.9 billion of managed receivables due from approximately 3.7 million customer accounts, compared to $24.7 billion of managed receivables due from approximately 3.4 million customer accounts at December 31, 2024.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Issuances and Redemptions of Unsecured Debt

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

On August 12, 2025, OMFC issued a total of $750 million aggregate principal amount of 6.125% Senior Notes due 2030.

On August 28, 2025, OMFC paid a net aggregate amount of $719 million, inclusive of accrued interest and premium, to complete the redemption of its 9.000% Senior Notes due 2029.

On September 17, 2025, OMFC issued a total of $800 million aggregate principal amount of 6.500% Senior Notes due 2033.

For information about the issuances and redemptions of our unsecured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

Stock Repurchase Program

On October 23, 2025, the Board authorized a stock repurchase program that replaces and supersedes our previous share repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, and other expenses related to the repurchases. The authorization expires on December 31, 2028.

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024

Interest income	$1,392	$1,282	$4,039	$3,673
Interest expense	320	301	949	874
Provision for finance receivable losses	488	512	1,454	1,518
Net interest income after provision for finance receivable losses	584	469	1,636	1,281
Other revenues	163	182	526	536
Other expenses	484	444	1,410	1,314
Income before income taxes	263	207	752	503
Income taxes	64	50	173	120
Net income	$199	$157	$579	$383

Share Data:
Earnings per share:
Diluted	$1.67	$1.31	$4.84	$3.18

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$24,465	$23,075	$24,465	$23,075
Average net receivables	$24,210	$22,802	$23,754	$22,070
Gross charge-off ratio (b)	8.45%	8.89%	9.05%	9.60%
Recovery ratio	(1.45)%	(1.37)%	(1.49)%	(1.40)%
Net charge-off ratio (b)	7.00%	7.52%	7.57%	8.20%

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$21,225	$20,569	$21,225	$20,569
Origination volume	$3,520	$3,402	$9,733	$9,048
Number of accounts	2,374,057	2,363,314	2,374,057	2,363,314
Number of accounts originated	336,458	323,755	912,705	867,560
Auto finance:
Net finance receivables	$2,406	$1,956	$2,406	$1,956
Origination volume	$369	$310	$1,085	$769
Number of accounts	144,004	120,341	144,004	120,341
Number of accounts originated	16,705	14,648	49,107	39,428
Consumer loans:
Net finance receivables	$23,631	$22,525	$23,631	$22,525
Yield	22.66%	22.29%	22.64%	22.18%
Origination volume	$3,889	$3,712	$10,818	$9,817
Number of accounts	2,518,061	2,483,655	2,518,061	2,483,655
Number of accounts originated	353,163	338,403	961,812	906,988
Net charge-off ratio (b)	6.67%	7.33%	7.22%	8.06%
30-89 Delinquency ratio	3.19%	3.14%	3.19%	3.14%
Credit cards:
Net finance receivables	$834	$550	$834	$550
Purchase volume	$318	$236	$872	$622
Number of open accounts	993,238	710,577	993,238	710,577
Debt balances:
Long-term debt balance	$22,338	$21,137	$22,338	$21,137
Average daily debt balance	$22,152	$20,906	$21,877	$20,501
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    The calculations for the nine months ended September 30, 2024 have been adjusted for policy alignment associated with the Foursight Acquisition. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information.

Comparison of Consolidated Results for Three and Nine Months Ended September 30, 2025 and 2024

Interest income increased $110 million or 9% and $366 million or 10% for the three and nine months ended September 30, 2025 when compared to the same periods in 2024 due to growth in average net receivables and an increase in yield.

Interest expense increased $19 million or 6% for the three months ended September 30, 2025 when compared to the same period in 2024 due to an increase in average debt to support our receivables growth.

Interest expense increased $75 million or 9% for the nine months ended September 30, 2025 when compared to the same period in 2024 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses decreased $24 million or 5% for the three months ended September 30, 2025 when compared to the same period in 2024 due to a larger build in the allowance for finance receivable losses in the prior period.

Provision for finance receivable losses decreased $64 million or 4% for the nine months ended September 30, 2025 when compared to the same period in 2024 reflecting the impact of the Foursight Acquisition in the second quarter of 2024 and lower net charge-offs, offset by growth in receivables.

Other revenues decreased $19 million or 11% for the three months ended September 30, 2025 when compared to the same period in 2024 due to an increase in losses on repurchases and repayments of debt, partially offset by a higher gain on sales of finance receivables.

Other revenues decreased $10 million or 2% for the nine months ended September 30, 2025 when compared to the same period in 2024 due to an increase in losses on repurchases and repayments of debt and a decrease in investment revenue due to declining interest rates and lower average corporate cash balances, partially offset by a higher gain on sales of finance receivables and an increase in credit card revenue from growth in receivables.

Other expenses increased $40 million or 9% and $96 million or 7% for the three and nine months ended September 30, 2025 when compared to the same periods in 2024 driven by increases in salaries and benefits expense and general operating expenses due to growth in receivables and our strategic investments in the business. The increase for the nine months ended was partially offset by lower restructuring charges in the current period.

Income taxes increased $14 million or 29% and $53 million or 44% for the three and nine months ended September 30, 2025 when compared to the same periods in 2024 due to higher pretax income.

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

OMH’s reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and pretax capital generation (non-GAAP) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$261	$200	$742	$548
Adjustments:
Net loss on repurchases and repayments of debt	39	—	64	14
Restructuring charges	2	1	2	28
Acquisition-related transaction and integration expenses	1	1	1	3
Other	—	—	—	4
Adjusted pretax income (non-GAAP)	303	202	809	597

Provision for finance receivable losses	488	512	1,456	1,458
Net charge-offs	(428)	(432)	(1,348)	(1,385)
Pretax capital generation (non-GAAP)	$363	$282	$917	$670

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

CONSUMER AND INSURANCE
The following table below presents OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024

Interest income	$1,386	$1,271	$4,021	$3,653
Interest expense	320	299	947	871
Provision for finance receivable losses	488	512	1,456	1,458
Net interest income after provision for finance receivable losses	578	460	1,618	1,324
Other revenues	200	181	586	545
Other expenses	475	439	1,395	1,272
Adjusted pretax income (non-GAAP)	$303	$202	$809	$597

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$24,490	$23,128	$24,490	$23,128
Average net receivables	$24,238	$22,860	$23,789	$22,112
Gross charge-off ratio (b)	8.45%	8.89%	9.06%	9.59%
Recovery ratio	(1.45)%	(1.37)%	(1.48)%	(1.40)%
Net charge-off ratio (b)	7.01%	7.52%	7.57%	8.20%

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$21,225	$20,569	$21,225	$20,569
Origination volume	$3,520	$3,402	$9,733	$9,048
Number of accounts	2,374,057	2,363,314	2,374,057	2,363,314
Number of accounts originated	336,458	323,755	912,705	867,560
Auto finance:
Net finance receivables	$2,431	$2,009	$2,431	$2,009
Origination volume	$369	$310	$1,085	$769
Number of accounts	144,004	120,341	144,004	120,341
Number of accounts originated	16,705	14,648	49,107	39,428
Consumer loans:
Net finance receivables	$23,656	$22,578	$23,656	$22,578
Yield	22.55%	22.06%	22.51%	22.03%
Origination volume	$3,889	$3,712	$10,818	$9,817
Number of accounts	2,518,061	2,483,655	2,518,061	2,483,655
Number of accounts originated	353,163	338,403	961,812	906,988
Net charge-off ratio (b)	6.67%	7.33%	7.22%	8.05%
30-89 Delinquency ratio	3.20%	3.14%	3.20%	3.14%
Credit cards:
Net finance receivables	$834	$550	$834	$550
Purchase volume	$318	$236	$872	$622
Number of open accounts	993,238	710,577	993,238	710,577
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    The calculations for the nine months ended September 30, 2024 have been adjusted for policy alignment associated with the Foursight Acquisition. See Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 of our Annual Report for additional information.

Comparison of Adjusted Pretax Income for Three and Nine Months Ended September 30, 2025 and 2024

Interest income increased $115 million or 9% and $368 million or 10% for the three and nine months ended September 30, 2025 when compared to the same periods in 2024 due to growth in average net receivables and an increase in yield.

Interest expense increased $21 million or 7% for the three months ended September 30, 2025 when compared to the same period in 2024 due to an increase in average debt to support our receivables growth.

Interest expense increased $76 million or 9% for the nine months ended September 30, 2025 when compared to the same period in 2024 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses decreased $24 million or 5% for the three months ended September 30, 2025 when compared to the same period in 2024 due to a larger build in the allowance for finance receivable losses in the prior period.

Provision for finance receivable losses remained consistent for the nine months ended September 30, 2025 when compared to the same period in 2024 due to lower net charge-offs, offset by growth in receivables.

Other revenues increased $19 million or 11% for the three months ended September 30, 2025 when compared to the same period in 2024 due to a higher gain on sales of finance receivables.

Other revenues increased $41 million or 8% for the nine months ended September 30, 2025 when compared to the same period in 2024 due to a higher gain on sales of finance receivables and an increase in credit card revenue from growth in receivables, partially offset by a decrease in investment revenue due to declining interest rates and lower average corporate cash balances.

Other expenses increased $36 million or 8% and $123 million or 10% for the three and nine months ended September 30, 2025 when compared to the same periods in 2024 driven by increases in salaries and benefits expense and general operating expenses due to growth in receivables and our strategic investments in the business.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $24.5 billion at September 30, 2025 and $23.6 billion at December 31, 2024. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
September 30, 2025
Current	$22,344	$735
30-89 days past due	756	45
90+ days past due	556	54
Total net finance receivables	$23,656	$834

Delinquency ratio
30-89 days past due	3.20%	5.38%
30+ days past due	5.55%	11.91%
90+ days past due	2.35%	6.53%

December 31, 2024
Current	$21,633	$558
30-89 days past due	743	37
90+ days past due	579	48
Total net finance receivables	$22,955	$643

Delinquency ratio
30-89 days past due	3.24%	5.78%
30+ days past due	5.76%	13.26%
90+ days past due	2.52%	7.47%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At September 30, 2025, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended September 30, 2025
Balance at beginning of period	$2,590	$168	$(4)	$2,754
Provision for finance receivable losses	437	51	—	488
Charge-offs	(480)	(36)	1	(515)
Recoveries	86	2	—	88
Balance at end of period	$2,633	$185	$(3)	$2,815

Three Months Ended September 30, 2024
Balance at beginning of period	$2,469	$102	$(7)	$2,564
Provision for finance receivable losses	472	40	—	512
Charge-offs	(490)	(21)	1	(510)
Recoveries	78	1	—	79
Balance at end of period	$2,529	$122	$(6)	$2,645

Nine Months Ended September 30, 2025
Balance at beginning of period	$2,572	$138	$(5)	$2,705
Provision for finance receivable losses	1,308	148	(2)	1,454
Charge-offs	(1,503)	(109)	4	(1,608)
Recoveries	256	8	—	264
Balance at end of period	$2,633	$185	$(3)	$2,815

Net finance receivables	$23,656	$834	$(25)	$24,465
Allowance ratio	11.13%	22.14%	N/A	11.51%

Nine Months Ended September 30, 2024
Balance at beginning of period	$2,415	$65	$—	$2,480
Provision for finance receivable losses	1,351	107	60	1,518
Charge-offs	(1,565)	(51)	1	(1,615)
Recoveries	230	1	—	231
Other *	98	—	(67)	31
Balance at end of period	$2,529	$122	$(6)	$2,645

Net finance receivables	$22,578	$550	$(53)	$23,075
Allowance ratio	11.20%	22.11%	N/A	11.46%
*    Represents allowance for finance receivable losses recognized on PCD loans acquired in the Foursight Acquisition.

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance and loss performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, portfolio mix, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables remained consistent compared to the prior year period. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

During the nine months ended September 30, 2025, OMH generated net income of $579 million. OMH’s net cash outflow from operating and investing activities totaled $87 million for the nine months ended September 30, 2025. At September 30, 2025, our scheduled interest payments for the remainder of 2025 totaled $122 million and there are no scheduled principal payments for 2025 on our existing unsecured debt. As of September 30, 2025, we had $10.9 billion of unencumbered receivables.

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

On August 12, 2025, OMFC issued a total of $750 million aggregate principal amount of 6.125% Senior Notes due 2030 under the Base Indenture, as supplemented by the Twenty-Second Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

On August 28, 2025, OMFC paid a net aggregate amount of $719 million, inclusive of accrued interest and premium, to complete the redemption of its 9.000% Senior Notes due 2029.

On September 17, 2025, OMFC issued a total of $800 million aggregate principal amount of 6.500% Senior Notes due 2033 under the Base Indenture, as supplemented by the Twenty-Third Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the nine months ended September 30, 2025, we repurchased $280 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At September 30, 2025, the borrowing capacity of our corporate revolver was $1.1 billion.

Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities

During the nine months ended September 30, 2025, we completed two new consumer loan securitization (ODART 2025-1 and OMFIT 2025-1, see “Securitized Borrowings” below) and redeemed two consumer loan securitizations (OMFIT 2018-2 and FCRT 2021-2). During the nine months ended September 30, 2025, we entered into one new revolving conduit facility and terminated one revolving conduit facility. At September 30, 2025, the borrowing capacity of our revolving conduit facilities was $6.0 billion. At September 30, 2025, we had $13.3 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding facility.

During the nine months ended September 30, 2025, we entered into no new credit card revolving VFN facilities. On January 18, 2025, the borrowing capacity of OneMain Financial Credit Card Trust – Series 2024-VFN2 increased to $250 million. At September 30, 2025, the borrowing capacity of our credit card revolving VFN facilities was $400 million. At September 30, 2025, we had $503 million of credit card principal balances held in OneMain Financial Credit Card Trust (“OMFCT”) for our credit card revolving VFN facilities.

Private Secured Term Funding

At September 30, 2025, the maximum borrowing capacity of $350 million was outstanding under the private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027 followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of September 30, 2025	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the nine months ended September 30, 2025, OMH repurchased 1,322,347 shares of its common stock through its stock repurchase program for an aggregate total of $69 million, including commissions and fees. As of September 30, 2025, OMH held a total of 17,325,167 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $60 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of September 30, 2025, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
January 31, 2025	February 12, 2025	February 20, 2025	$1.04	$124
April 29, 2025	May 9, 2025	May 16, 2025	1.04	124
July 25, 2025	August 4, 2025	August 13, 2025	1.04	124
Total			$3.12	$372

To provide funding for the dividend, OMFC paid dividends of $367 million to OMH during the nine months ended September 30, 2025.

On October 31, 2025, OMH declared a dividend of $1.05 per share payable on November 14, 2025 to record holders of OMH’s common stock as of the close of business on November 10, 2025. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after November 11, 2025.

While OMH intends to pay its minimum quarterly dividend, currently $1.05 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. OMH’s dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future. See our “Dividend Policy” in Part II - Item 5 included in our Annual Report for further information.

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $2.6 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of less than three years.

During the three and nine months ended September 30, 2025, we sold a total of $258 million and $773 million of gross finance receivables, respectively, compared to $124 million and $427 million during the same periods in 2024. See Note 3 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $2.3 billion for the nine months ended September 30, 2025 reflected net income of $579 million, the impact of non-cash items including provision for finance receivable losses of $1.5 billion, and an unfavorable change in working capital of $30 million. Net cash provided by operations of $1.9 billion for the nine months ended September 30, 2024 reflected net income of $383 million, the impact of non-cash items including provision for finance receivable losses of $1.5 billion, and an unfavorable change in working capital of $134 million.

OMH’s Investing Activities

Net cash used for investing activities of $2.4 billion for the nine months ended September 30, 2025 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale securities. Net cash used for investing activities of $2.2 billion for the nine months ended September 30, 2024 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, partially offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash provided by financing activities of $351 million and $13 million for the nine months ended September 30, 2025 and 2024, respectively, was due to the issuances and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt, cash dividends paid, and common stock repurchased.

OMH’s Cash and Investments

At September 30, 2025, we had $658 million of cash and cash equivalents, which included $251 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2025, we had $1.7 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay dividends during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, AHL and Triton paid extraordinary dividends to OneMain Financial Holdings, LLC (“OMFH”) of $70 million and $30 million, respectively. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries in 2024.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of September 30, 2025, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2019-2	900	947	900	995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	969	973	2.04%	5 years
OMFIT 2021-1	850	904	850	904	2.59%	5 years
OMFIT 2022-S1	600	652	444	469	4.37%	3 years
OMFIT 2022-2	1,000	1,099	476	580	5.48%	2 years
OMFIT 2022-3	979	1,090	384	686	6.07%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.13%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
OMFIT 2025-1	1,000	1,124	1,000	1,124	4.97%	3 years
ODART 2019-1	737	750	229	258	4.12%	5 years
ODART 2021-1	1,000	1,053	257	266	1.30%	2 years
ODART 2022-1	600	632	258	264	5.15%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
ODART 2025-1	900	926	900	926	5.48%	5 years
FCRT 2022-1	293	294	46	44	3.43%	N/A
FCRT 2022-2	215	233	30	50	6.55%	N/A
FCRT 2023-1	182	199	48	64	6.20%	N/A
FCRT 2023-2	200	208	77	82	6.70%	N/A
FCRT 2024-1	210	214	99	102	6.34%	N/A
Total securitizations	$15,530	$16,770	$11,792	$13,179
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of September 30, 2025.

Revolving Conduit Facilities
We had access to 17 revolving conduit facilities with a total borrowing capacity of $6.0 billion as of September 30, 2025:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Hudson River Funding, LLC	500	—
OneMain Financial Funding XI, LLC	425	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
OneMain Financial Funding XIII, LLC	400	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	250	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
OneMain Foursight Auto I, LLC	175	—
OneMain Foursight Auto II, LLC	175	—
OneMain Foursight Auto III, LLC	175	—
Total	$6,000	$1

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $400 million as of September 30, 2025:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	250	—
Total	$400	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2025 or December 31, 2024.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2025.

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

As of September 30, 2025, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of September 30, 2025 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of September 30, 2025, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of September 30, 2025 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions and fees, during the quarter ended September 30, 2025, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1- July 31	—	$—	—	$588,649,410
August 1 - August 31	134,605	57.57	134,605	580,899,946
September 1 - September 30	404,969	60.50	404,969	556,400,497
Total	539,574	$59.77	539,574
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, the Company’s directors and Section 16 reporting officers adopted the following stock trading plans, each of which was designed to comply with Rule 10b5-1(c) under the Exchange Act:

On July 29, 2025, Douglas H. Shulman, Chairman, President and Chief Executive Officer, entered into a stock trading plan under which he may sell up to 92,500 shares of common stock over a period of time ending on May 29, 2026.

On August 8, 2025, Michael A. Hedlund, Principal Accounting Officer, Senior Vice President, and Group Controller, entered into a stock trading plan under which he may sell up to 5,000 shares of common stock over a period of time ending on August 6, 2026.

Other than as described above, during the quarter ended September 30, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index.

Exhibit Number	Description
4.1
Twenty-Second Supplemental Indenture relating to the Notes, dated as of August 12, 2025, among OneMain Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee (including the form of 6.125% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on August 12, 2025.

4.2
Twenty-Third Supplemental Indenture relating to the Notes, dated as of September 17, 2025, among OneMain Finance Corporation, OneMain Holdings, Inc. and Wilmington Trust, National Association, as trustee (including the form of 6.500% Senior Notes due 2033 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on September 17, 2025.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	October 31, 2025	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	October 31, 2025	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)