Form 10-K
period 2025-12-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2026-02-06
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2025

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
(
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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of OneMain Holdings, Inc. held by non-affiliates as of the close of business on June 30, 2025 was $6,754,235,520. All of OneMain Finance Corporation’s common stock is held by OneMain Holdings, Inc.

At January 27, 2026, there were 117,152,064 shares of OneMain Holdings, Inc.'s common stock, $0.01 par value, outstanding.
At January 27, 2026, there were 10,160,021 shares of OneMain Finance Corporation's common stock, $0.50 par value, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K is incorporated by reference from OneMain Holdings, Inc.'s Definitive Proxy Statement for its 2026 Annual Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
401(k) Plan	OneMain 401(k) Plan
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	this Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2025, filed with the SEC on February 6, 2026
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Auto finance	financing at the point of purchase through a network of auto dealerships
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of net finance receivables for each day in the period
Bps	basis points
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CEO	chief executive officer
CFPB	Consumer Financial Protection Bureau
CISO	chief information security officer
CMBS	commercial mortgage-backed securities
Compensation Committee	the committee of the OMH Board of Directors, which oversees OMH's compensation programs
Consumer loans	consist of Personal loans and Auto finance
CTO	chief technology officer
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act
DOI	Department of Insurance
ERISA	Employee Retirement Income Security Act of 1974
ESP Plan	OneMain Employee Stock Purchase Plan, effective January 1, 2022
Excess Retirement Income Plan	Springleaf Financial Services Excess Retirement Income Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCRT	Foursight Capital Automobile Receivables Trust
Fixed charge ratio	earnings less income taxes, interest expense, extraordinary items, goodwill impairment, and any amounts related to discontinued operations, divided by the sum of interest expense and any preferred dividends
Foursight	Foursight Capital LLC
Foursight Acquisition	acquisition of Foursight Capital LLC from Jefferies Financial Group, Inc., effective April 1, 2024
GAAP	generally accepted accounting principles in the United States of America

Term or Abbreviation	Definition

GAP	guaranteed asset protection
GLBA	Gramm-Leach-Bliley Act
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
Gross finance receivables	the unpaid principal balance of our consumer loans, net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of Unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, billed interest, and fees
Guaranty Agreements	agreements entered into on December 30, 2013 by OMH whereby it agreed to fully and unconditionally guarantee the payments of principal, premium (if any), and interest on the Unsecured Notes
Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Investment Company Act	Investment Company Act of 1940
IRS	Internal Revenue Service
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
Managed receivables	consist of our C&I net finance receivables, finance receivables serviced for our whole loan sale partners and auto finance loans originated by third parties
Military Lending Act	governs certain consumer lending to active-duty service members and covered dependents and limits, among other things, the interest rate that may be charged
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

OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of all credit card accounts, except for charged-off accounts and closed accounts with a zero balance as of period end
Origination volume	loans originated during the period, including those originated and sold to our whole loan sale partners that we continue to service

Term or Abbreviation	Definition

Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
PCD	purchased credit deteriorated
Personal loans	loans secured by titled collateral or unsecured and offered through our branch network, central operations, or digital platform
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
Supplemental Indentures
collectively, the following supplements to the Base Indenture: Sixth Supplemental Indenture, dated as of May 11, 2018; Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; Seventeenth Supplemental Indenture, dated May 22, 2024; Eighteenth Supplemental Indenture, dated August 19, 2024; Nineteenth Supplemental Indenture, dated November 4, 2024; Twentieth Supplemental Indenture, dated March 13, 2025; Twenty-First Supplemental Indenture, dated June 11, 2025; Twenty-Second Supplemental Indenture, dated August 12, 2025; Twenty-Third Supplemental Indenture, dated September 17, 2025; and Twenty-Fourth Supplemental Indenture, dated December 18, 2025

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
•geopolitical risks, including recent geopolitical actions;
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

We also direct readers to the other risks and uncertainties discussed in Part I - Item 1A. “Risk Factors” included in this report and in other documents we file with the SEC.

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

PART I

Item 1. Business.

BUSINESS OVERVIEW

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2025 for OneMain Holdings, Inc. (“OMH”), a publicly held financial service holding company, and its wholly-owned direct subsidiary, OneMain Finance Corporation (“OMFC”). OMFC is the issuing entity of our outstanding public debt securities and all of OMFC’s common stock is owned by OMH. The information in this combined report is equally applicable to OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “OneMain,” “we,” “us,” or “our.”

As one of the nation’s leaders in offering nonprime consumers responsible access to credit, we:

•offer personal loan products;
•offer secured auto financing at the point of purchase;
•offer credit card products;
•offer optional products;
•offer a customer-focused financial wellness platform (Trim by OneMain);
•service loans owned by us and third parties;
•pursue strategic acquisitions and dispositions of assets and businesses; and
•may establish joint ventures or enter into other strategic alliances.

We provide origination, underwriting, and servicing of consumer loans, consisting of personal loans and auto finance. In addition, we offer BrightWay credit cards through a third-party bank partner from which we purchase the receivable balances. We believe we are well positioned for future growth with an experienced management team, proven access to the capital markets, and strong demand for consumer credit. At December 31, 2025, we had $24.8 billion of finance receivables due from approximately 3.6 million customer accounts. We service the loans that we retain on our balance sheet, as well as loans owned by third parties. At December 31, 2025, we had $26.3 billion of managed receivables due from approximately 3.8 million customer accounts.

Our branch network of more than 1,300 locations is staffed by experienced loan specialists. This network is complemented by our digital lending and servicing capabilities, central operations staff and our network of franchise and independent auto dealerships. Together, these resources allow us to operate in 48 states and serve more customers through their preferred channel: in person, digitally, and over the phone.

INDUSTRY AND MARKET OVERVIEW

We operate in the consumer finance industry serving consumers who typically have more limited access to credit from banks, credit card companies, and other lenders. Using third party market data as of December 2025 and internally aligning to our current product offerings, we estimate U.S. nonprime consumers collectively have approximately $1.3 trillion of outstanding borrowings in the form of personal loans, auto loans and leases, and credit cards. We believe this large market provides us with an attractive growth opportunity.

Our national branch network and digital platform, combined with our central operations and our network of auto dealerships, provide the opportunity for the Company to serve this market efficiently and responsibly. Our auto finance and credit card offerings continue to deepen our existing customer relationships, attract new customers, and further our vision to be the lender of choice for nonprime consumers. We believe we are well-positioned to capitalize on the significant growth and expansion opportunity within our industry. See also “Competition” included in this report.

SEGMENT

Consumer and Insurance

At December 31, 2025, Consumer and Insurance (“C&I”) was our only reportable segment. We originate and service personal loans and auto finance loans, offer credit cards, and provide optional credit and non-credit insurance and other optional products through our branch and central operations, as well as our digital platform. Consumer loan origination and servicing, credit cards, and insurance products form the core of our operations.

Our insurance business is conducted through our wholly-owned insurance subsidiaries, American Health and Life Insurance Company (“AHL”) and Triton Insurance Company (“Triton”). AHL is a life and health insurance company licensed in 49 states, the District of Columbia, and Canada to write credit life, credit disability, and non-credit insurance products. Triton is a property and casualty insurance company licensed in 50 states, the District of Columbia, and Canada to write credit involuntary unemployment, credit disability, and collateral protection insurance. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on our insurance business.

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

BrightWay credit cards originate through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered through our branch network, direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

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

Customer Development. We staff each of our branch locations with local well-trained personnel, including professionals who have significant experience in the industry. Our business benefits from an origination and servicing process that leverages our local community presence. Our customers often develop a relationship with their local office representatives, which we believe not only improves the credit performance of our personal loans but also improves customer loyalty.

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

Credit Risk. Credit quality is driven by our long-standing underwriting philosophy, which considers a prospective customer’s willingness and capacity to repay the loan. We use credit risk scoring models at the time of the credit application to assess the applicant’s likelihood of repaying the loan. We develop these models using numerous factors, including past customer credit repayment experience, application data, and alternative data sources, while periodically revalidating these models based on recent portfolio performance. Our underwriting process for personal loans includes an assessment of the applicant’s income and expenses to ensure he or she has the capacity to repay the loan. For all secured consumer loans, we obtain a security interest in titled property.

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
•managing and monitoring dealer partnerships;
•supervising sales and retention of customers; and
•managing charge-off recovery operations.

We currently have central servicing facilities in Mendota Heights, Minnesota; Tempe, Arizona; London, Kentucky; Evansville, Indiana; Fort Mill, South Carolina; Fort Worth, Texas; and West Valley, Utah. In addition, we utilize third-party service providers for staff augmentation. These third parties are located in multiple locations, the selection of which is completed based on services and skills available, cost, and business need.

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
•our branch operations management structure, Regional Quality Coordinators, Compliance Field Examinations, and Compliance Analytics teams are designed to oversee a large, decentralized organization with succeeding levels of supervision and are staffed with experienced personnel;
•our branch and central operations compensation plans are based on credit quality and compliance, and are regularly reviewed for consistency with overall corporate goals and customer service;
•our compliance department assesses our compliance with applicable federal and state laws and regulations and our internal policies and procedures; oversees adequacy of training to ensure team members have an understanding of such laws, regulations, policies, and procedures that impact their job responsibilities; and manages our regulatory examination process;
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

There are numerous local, regional, and national competitors that serve nonprime consumers, both within our geographic network and through digital channels, offering similar products and services. Our consumer loans and credit cards compete with offerings from banks, credit unions, non-depository institutions, fintech platforms, auto finance companies, and other credit card issuers. Competition in these markets is primarily driven by customer experience, price, speed and quality of service, flexibility of terms, credit availability, product offerings, and operational capability.

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

HUMAN CAPITAL

Overview

OneMain is dedicated to providing credit solutions to help hardworking Americans improve their financial well-being by offering products that are designed to be the starting point for their financial stability and growth. As of December 31, 2025, we had approximately 9,300 employees. Our commitment to help our community starts with our own team members. We believe in putting people first with a focus on recruiting, developing, and supporting our team members, and celebrating the communities in which we operate. We believe a broad talent pool and inclusive work environment makes us stronger, helps us fulfill our Company’s mission, and connects us with the customers and communities we serve. Finally, we believe that integrity, transparency, and respect are at the heart of our success, and that these ethical values must inform every interaction we have with customers and with each other.

Culture, Talent, and Development

We are dedicated to fostering an inclusive and dynamic environment where team members can thrive both personally and professionally. We strive to recruit, train, and retain outstanding team members who believe in our mission, live our values, and go the extra mile for our customers. Our culture is built on inclusion, collaboration, and continuous growth.

We also empower our managers to take responsibility for attracting and retaining high-quality talent, and fostering an environment of respect and inclusivity. To support these goals, we partner with organizations such as the Veteran Jobs Mission and Direct Employers Association to broaden our workforce reach. Our annual Employee Engagement Survey provides team members with the opportunity to share candid feedback, with a 90% participation rate in 2025. This input helps us measure engagement and enhance the workplace experience.

We believe that motivated and engaged team members drive innovation, collaboration, and excellent customer experience. OneMain provides team members with the tools, training, and opportunities to grow their careers. From personalized goal setting and coaching to leadership development programs, we invest in our people at every level.

By prioritizing talent development and an inclusive culture, we remain competitive in attracting and retaining exceptional team members while ensuring our customers receive best-in-class service. Our people are our most valuable assets, and we are committed to helping them succeed. OneMain’s 2024 U.S. Equal Employment Opportunity (“EEO-1”) Report is available on our Investor Relations website, further demonstrating our accountability and transparency.

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

Our Impact Executive Council consists of senior executives, appointed by the CEO, reporting directly to the Nominating and Corporate Governance Committee of the Board on Impact issues. These senior executives each hold responsibility for different Impact workstreams. The increased oversight by these leaders reflects the Company’s commitment to monitoring Impact matters and risks for potential effects on the Company and the consumer lending industry, as well as potential opportunities that we may gain through proactive identification of Impact issues.

As part of our commitment to financial wellness, Credit Worthy by OneMain Financial is a strategic partnership with EVERFI, a global social-impact technology provider, to develop and distribute free, digital financial education to high schools nationwide over eight years. Since program inception, we have delivered the curriculum to more than 4,900 schools and 600,000 students. The curriculum is designed to drive meaningful social impact in communities by teaching high school students about building credit and managing debt. Through interactive classroom sessions, both virtually and in-person, students start early on the path to financial wellness. More than half of the schools using the digital curriculum during the academic year were low-to-moderate income. As part of Credit Worthy by OneMain Financial, we will award up to $600,000 in scholarships.

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

Our business relies heavily on information systems to deliver products and services to our customers and to manage our operations. These systems have encountered, and may in the future encounter, service disruptions due to system, network or software vulnerabilities or failures, security breaches, cyber-attacks, social engineering, ransomware, viruses, accidents, power disruptions, telecommunications failures, acts of terrorism or war, physical or electronic break-ins, or other events, disruptions, or intrusions. In addition, denial-of-service attacks could overwhelm our internet sites, applications, and services and prevent us from adequately serving customers and maintaining our operations. Cyber-attacks, including ransomware, are constantly evolving, increasing the difficulty of detecting, responding to, and successfully defending against them. We also may face heightened risk due to our use of third-party services, digital operations, and hybrid workforce. Our security measures vary in maturity across the business, and some of our peers may have more mature cybersecurity programs, which could impact our ability to market and sell our products and services. We may fail or be unable to timely detect and patch certain vulnerabilities, including those classified as zero-day vulnerabilities, which may allow unauthorized actors to gain access to and persist in our system environment over long periods of time. Our logs and other forensic evidence also may not provide a complete picture of a cyber-attack. Cyber-attacks can have cascading impacts that unfold with increasing speed across our systems and networks and those of our third-party vendors. System redundancy and other continuity measures may not be effective or adequate, and our business continuity and disaster recovery planning may not be sufficient to adequately address the disruption. These kinds of cyber-attacks and the challenges described herein, or a series of smaller attacks in the aggregate, could impair our ability to offer and process our loans, provide customer service, perform collections or other necessary business activities, and maintain our operations, which could result in a loss of customer business, negative impact to our brand and reputation, subject us to regulatory scrutiny, or expose us to civil litigation and possible financial liability, or otherwise have a material adverse effect on our financial condition and results of operations.

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

We are subject to potential changes in federal and state law, which could lower the interest-rate limit that non-depository financial institutions may charge for consumer loans or on credit card balances, or could expand the definition of interest under federal and state law to include the cost of optional products, such as insurance. Any such changes could limit our interest income, insurance revenues, and other revenue, which could have a material adverse effect on our financial condition and results of operations.

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

While OMH intends to pay its minimum quarterly dividends, currently $1.05 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. As a result, we cannot give assurance that OMH will continue to pay dividends on its common stock in future periods, even if liquidity and target leverage objectives are met. See our “Dividend Policy” in Part II - Item 5 in this report for further information on dividends.

Certain provisions of our restated certificate of incorporation and amended and restated bylaws could hinder, delay or prevent a change in control of OMH, which could adversely affect the price of OMH's common stock.

OMH's restated certificate of incorporation and OMH’s amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of the Board. These provisions provide for:

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

Our Cybersecurity Program, which we align with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, provides a framework for compliance with applicable cybersecurity and data protection laws. Our program is designed to ensure the security and confidentiality of customer information, protect against known or evolving threats to the security or integrity of customer records and personal information and protect against unauthorized access to or use of such information. We work with our regulators to ensure that these policies are adequately designed to appropriately safeguard personal information. We use a variety of processes and technologies to monitor for and identify cybersecurity threats, including vulnerabilities scans, endpoint and network monitoring software, and email scanning software. We also have a Cyber Incident Response Policy and detailed plans which are updated and exercised annually. Our cyber defenses are reviewed annually by third-party penetration testers using the Adversarial Tactics, Techniques and Common Knowledge (“MITRE ATT&CK”) framework and the incident response plan is reviewed by experienced counsel. We incorporate cybersecurity risk reviews of third-party service providers within our Enterprise Third Party Risk Management Program. We conduct annual Cyber Risk Assessments which drive strategic decisions. Employees are required to abide by our cybersecurity and data protection policies and are provided formal cybersecurity training. We maintain a corporate cyber risk insurance policy as part of our cybersecurity risk strategy that is reviewed annually.

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

Item 2. Properties.

Our branch network includes more than 1,300 locations in 44 states. Our branches have lease terms generally ranging from three to five years. In addition to our branches, several of our central servicing facilities operate in leased premises. These facilities include Fort Mill, South Carolina; Tempe, Arizona; Fort Worth, Texas; Mendota Heights, Minnesota; and West Valley, Utah, with leases that expire in 2027, 2027, 2028, 2029, and 2032, respectively.

We also lease administrative offices in Charlotte, North Carolina; New York, New York; Irving, Texas; Wilmington, Delaware; and Baltimore, Maryland, which expire in 2027, 2028, 2030, 2031, and 2036, respectively.

Our investment in real estate and tangible property is not significant in relation to our total assets due to the nature of our business. At December 31, 2025, our subsidiaries owned a loan servicing facility in London, Kentucky, and six buildings in Evansville, Indiana. The Evansville buildings also support our administrative and central functions.

Item 3. Legal Proceedings.

The information required with respect to this item can be found under "Legal Contingencies" in Note 15 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report, which is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION AND STOCKHOLDERS

OMH’s common stock is listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “OMF.”

On January 27, 2026, there were two record holders of OMH’s common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. On January 27, 2026, the closing price for OMH’s common stock, as reported on the NYSE, was $65.17.

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

No trading market exists for OMFC’s common stock. All of OMFC’s common stock is held by OMH. To provide funding for the dividends mentioned above, OMFC paid dividends to OMH of $491 million and $489 million in 2025 and 2024, respectively.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents information regarding repurchases of our common stock, excluding commissions, fees, and excise taxes, during the quarter ended December 31, 2025, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
October 1 - October 31	798,841	$55.70	798,841	$989,500,106
November 1 - November 30	276,303	60.06	276,303	972,906,162
December 1 - December 31	130,899	68.75	130,899	963,906,509
Total	1,206,043	$58.12	1,206,043
(a)    On February 2, 2022, the Board authorized a $1 billion stock repurchase program, excluding fees, commissions, excise taxes, and other expenses related to the repurchases. On October 23, 2025, the Board authorized a stock repurchase program that replaces and supersedes our previous share repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, excise taxes and other expenses related to the repurchases. The authorization expires on December 31, 2028. The timing, number and share price of any additional shares repurchased will be determined by OMH based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. OMH is not obligated to purchase any shares under the program, which may be modified, suspended or discontinued at any time.

STOCK PERFORMANCE

The following data and graph show a comparison of the cumulative total shareholder return for OMH's common stock, the NYSE Financial Sector (Total Return) Index, and the NYSE Composite (Total Return) Index from December 31, 2020 through December 31, 2025. This data assumes simultaneous investments of $100 on December 31, 2020 and reinvestment of any dividends. The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Stock Performance
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
OneMain Holdings, Inc.
NYSE Composite Index
NYSE Financial Sector Index

	At December 31,
	2020	2021	2022	2023	2024	2025
OneMain Holdings, Inc.	$100.00	$123.64	$90.06	$146.87	$169.17	$236.43
NYSE Composite Index	100.00	120.83	109.71	124.99	144.98	170.85
NYSE Financial Sector Index	100.00	125.41	109.66	128.62	160.77	195.74

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

An index to our management’s discussion and analysis follows:

Overview

We offer consumer loans, which consist of personal loans and auto finance, credit cards, and other products to help customers meet everyday needs and take steps to improve their financial well-being. We service the loans that we retain on our balance sheet, as well as loans owned by third parties. Additionally, our insurance subsidiaries offer optional credit and non-credit insurance and other optional products. We also offer credit cards under our BrightWay brand which are designed to offer a highly digital customer experience while also rewarding customers for responsible credit activity. Our resources allow us to operate in 48 states and provide a seamless experience through our customers’ preferred channels, including in person, online or over the phone, using our digital platforms, distribution partnerships, or working with our expert team members at more than 1,300 locations.

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, direct mail, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other titled collateral, or are unsecured. At December 31, 2025, we had approximately 2.4 million personal loans totaling $21.4 billion of net finance receivables, of which 53% were secured by titled property, compared to approximately 2.4 million personal loans totaling $20.8 billion of net finance receivables, of which 50% were secured by titled property at December 31, 2024. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through a growing network of franchise and independent dealerships. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At December 31, 2025, we had approximately 148 thousand auto finance loans totaling $2.5 billion of net finance receivables, compared to approximately 127 thousand auto finance loans totaling $2.1 billion of net finance receivables at December 31, 2024. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay credit cards are originated through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, as well as through direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At December 31, 2025, we had approximately 1.1 million open credit card customer accounts, totaling $936 million of net finance receivables, compared to approximately 783 thousand open credit card customer accounts, totaling $643 million of net finance receivables at December 31, 2024.

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

OUR SEGMENT

At December 31, 2025, Consumer and Insurance (“C&I”) is our only reportable segment, which includes consumer loans, credit cards, and optional products. At December 31, 2025, we had $26.3 billion of managed receivables due from approximately 3.8 million customer accounts, compared to $24.7 billion of managed receivables due from approximately 3.4 million customer accounts at December 31, 2024.

The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans held for sale and reported in Other assets in our consolidated balance sheets. See Note 18 of the Notes to the Consolidated Financial Statements included in Part II - Item 8 in this report for more information about our segment.

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

Interest Expense

We track the interest expense incurred on our debt to monitor the components of our cost of funds. We expect interest expense to fluctuate based on changes in the secured versus unsecured mix of our debt, time to maturity, interest rates, and utilization of revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and the unsecured corporate revolver.

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

On December 18, 2025, OMFC issued a total of $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2033.

On December 16, 2025, OMFC issued a notice of full redemption of the remaining 7.125% Senior Notes due 2026. On January 15, 2026, OMFC paid a net aggregate amount of $436 million, inclusive of accrued interest and premium, to complete the full redemption.

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

Stock Repurchase Program

On October 23, 2025, the Board authorized a stock repurchase program that replaces and supersedes our previous share repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock, excluding fees, commissions, excise taxes, and other expenses related to the repurchases. The authorization expires on December 31, 2028.

OUTLOOK

We actively monitor the current macroeconomic environment and remain prepared for any developments that may impact our business. Our financial condition and results of operations could be affected by macroeconomic conditions, including changes in unemployment, inflation, interest rates, consumer confidence, and geopolitical actions. We incorporate updates to our macroeconomic assumptions, as necessary, which could lead to adjustments in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

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

(dollars in millions, except per share amounts)
At or for the Years Ended December 31,	2025	2024	2023

Interest income	$5,455	$4,993	$4,564
Interest expense	1,272	1,185	1,019
Provision for finance receivable losses	1,997	2,040	1,721
Net interest income after provision for finance receivable losses	2,186	1,768	1,824
Other revenues	720	695	735
Other expenses	1,905	1,796	1,719
Income before income taxes	1,001	667	840
Income taxes	218	158	199
Net income	$783	$509	$641

Share Data:
Earnings per share:
Diluted	$6.56	$4.24	$5.32

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$24,833	$23,554	$21,349
Average net receivables	$23,996	$22,395	$20,527
Gross charge-off ratio (b)	9.12%	9.49%	8.74%
Recovery ratio	(1.47)%	(1.38)%	(1.26)%
Net charge-off ratio (b)	7.65%	8.12%	7.48%

(dollars in millions, except per share amounts)
At or for the Years Ended December 31,	2025	2024	2023

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$21,430	$20,833	$20,274
Origination volume	$13,025	$12,246	$12,296
Number of accounts	2,395,371	2,375,138	2,361,026
Number of accounts originated	1,231,821	1,171,271	1,224,362
Auto finance:
Net finance receivables	$2,467	$2,078	$745
Origination volume	$1,402	$1,075	$555
Number of accounts	147,543	126,518	54,032
Number of accounts originated	63,505	53,222	34,451
Consumer loans:
Net finance receivables	$23,897	$22,911	$21,019
Yield	22.61%	22.23%	22.20%
Origination volume	$14,427	$13,321	$12,851
Number of accounts	2,542,914	2,501,656	2,415,058
Number of accounts originated	1,295,326	1,224,493	1,258,813
Net charge-off ratio (b)	7.30%	7.95%	7.42%
30-89 Delinquency ratio	3.35%	3.23%	3.28%
Credit cards:
Net finance receivables	$936	$643	$330
Purchase volume	$1,219	$892	$442
Number of open accounts	1,080,926	782,932	430,784
Debt balances:
Long-term debt balance	$22,694	$21,438	$19,813
Average daily debt balance	$22,013	$20,748	$19,047
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    The calculations for the year ended December 31, 2024 have been adjusted for policy alignment associated with the Foursight Acquisition. For more information on the Foursight Acquisition, see Note 4 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report.

Comparison of Consolidated Results for Twelve Months Ended December 31, 2025 and 2024

Interest income increased $462 million or 9% in 2025 when compared to 2024 due to growth in average net receivables and an increase in yield.

Interest expense increased $87 million or 7% in 2025 when compared to 2024 due to an increase in average debt to support our receivables growth.

Provision for finance receivable losses decreased $43 million or 2% in 2025 when compared to 2024 reflecting the impact of the Foursight Acquisition in the second quarter of 2024 and lower net charge-offs, offset by growth in receivables.

Other revenues increased $25 million or 4% in 2025 when compared to 2024 due to an increase in sales of finance receivables and an increase in credit card revenue from growth in new accounts, offset by an increase in losses on repurchases and repayments of debt and a decrease in investment revenue due to declining interest rates and lower average corporate cash balances.

Other expenses increased $109 million or 6% in 2025 when compared to 2024, driven by an increase in general operating expenses and salaries and benefits expense due to growth in our receivables and our strategic investments in the business. The increase was offset by lower restructuring charges in the current period.

Income taxes increased $60 million or 39% in 2025 when compared to 2024 due to higher pretax income.

See Note 14 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in this report for further information on effective tax rates.

Comparison of Consolidated Results for 2024 and 2023

For a comparison of OMH’s operating results for the years ended 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in Part II - Item 7 of OMH’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

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

OMH’s reconciliations of income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and pretax capital generation (non-GAAP) were as follows:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$988	$707	$845
Adjustments:
Net loss on repurchases and repayments of debt	65	33	—
Restructuring charges	4	29	—
Acquisition-related transaction and integration expenses	1	9	—
Regulatory settlements	—	—	26
Other	2	4	3
Adjusted pretax income (non-GAAP)	1,060	782	874

Provision for finance receivable losses	1,999	1,981	1,721
Net charge-offs	(1,841)	(1,849)	(1,536)
Pretax capital generation (non-GAAP)	$1,218	$914	$1,059

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

CONSUMER AND INSURANCE
The following table below presents OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

(dollars in millions)
At or for the Years Ended December 31,	2025	2024	2023

Interest income	$5,432	$4,965	$4,559
Interest expense	1,270	1,181	1,015
Provision for finance receivable losses	1,999	1,981	1,721
Net interest income after provision for finance receivable losses	2,163	1,803	1,823
Other revenues	782	722	727
Other expenses	1,885	1,743	1,676
Adjusted pretax income (non-GAAP)	$1,060	$782	$874

Selected Financial Statistics (a)
Total finance receivables:
Net finance receivables	$24,853	$23,598	$21,349
Average net receivables	$24,028	$22,440	$20,528
Gross charge-off ratio (b)	9.13%	9.49%	8.74%
Recovery ratio	(1.47)%	(1.37)%	(1.26)%
Net charge-off ratio (b)	7.66%	8.11%	7.48%

(dollars in millions)
At or for the Years Ended December 31,	2025	2024	2023

Selected Financial Statistics, continued (a)
Personal loans:
Net finance receivables	$21,430	$20,833	$20,274
Origination volume	$13,025	$12,246	$12,296
Number of accounts	2,395,371	2,375,138	2,361,026
Number of accounts originated	1,231,821	1,171,271	1,224,362
Auto finance:
Net finance receivables	$2,487	$2,122	$745
Origination volume	$1,402	$1,075	$555
Number of accounts	147,543	126,518	54,032
Number of accounts originated	63,505	53,222	34,451
Consumer loans:
Net finance receivables	$23,917	$22,955	$21,019
Yield	22.50%	22.07%	22.20%
Origination volume	$14,427	$13,321	$12,851
Number of accounts	2,542,914	2,501,656	2,415,058
Number of accounts originated	1,295,326	1,224,493	1,258,813
Net charge-off ratio (b)	7.31%	7.94%	7.42%
30-89 Delinquency ratio	3.36%	3.24%	3.28%
Credit cards:
Net finance receivables	$936	$643	$330
Purchase volume	$1,219	$892	$442
Number of open accounts	1,080,926	782,932	430,784
(a)    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.
(b)    The calculations for the year ended December 31, 2024 have been adjusted for policy alignment associated with the Foursight Acquisition.

Comparison of Adjusted Pretax Income for Twelve Months Ended December 31, 2025 and 2024

Interest income increased $467 million or 9% in 2025 when compared to 2024 due to growth in average net receivables and an increase in yield.

Interest expense increased $89 million or 8% in 2025 when compared to 2024 due to an increase in average debt to support our receivables growth.

Provision for finance receivable losses increased $18 million or 1% in 2025 when compared to 2024 due to growth in receivables, offset by lower net charge-offs.

Other revenues increased $60 million or 8% in 2025 when compared to 2024 due to an increase in sales of finance receivables and an increase in credit card revenue from growth in new accounts, offset by a decrease in investment revenue due to declining interest rates and lower average corporate cash balances.

Other expenses increased $142 million or 8% in 2025 when compared to 2024 driven by increases in salaries and benefits expense and general operating expenses due to growth in receivables and our strategic investments in the business.

Comparison of Adjusted Pretax Income for 2024 and 2023

For a comparison of OMH’s adjusted pretax income for C&I for the years ended 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results” in Part II - Item 7 of OMH’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $24.8 billion at December 31, 2025 and $23.6 billion at December 31, 2024. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
December 31, 2025
Current	$22,518	$820
30-89 days past due	803	50
90+ days past due	596	66
Total net finance receivables	$23,917	$936

Delinquency ratio
30-89 days past due	3.36%	5.38%
30+ days past due	5.85%	12.43%
90+ days past due	2.49%	7.05%

December 31, 2024
Current	$21,633	$558
30-89 days past due	743	37
90+ days past due	579	48
Total net finance receivables	$22,955	$643

Delinquency ratio
30-89 days past due	3.24%	5.78%
30+ days past due	5.76%	13.26%
90+ days past due	2.52%	7.47%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At December 31, 2025, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Year Ended December 31, 2025
Balance at beginning of period	$2,572	$138	$(5)	$2,705
Provision for finance receivable losses	1,788	211	(2)	1,997
Charge-offs	(2,043)	(151)	4	(2,190)
Recoveries	342	11	—	353
Balance at end of period	$2,659	$209	$(3)	$2,865

Net finance receivables	$23,917	$936	$(20)	$24,833
Allowance ratio	11.12%	22.34%	N/A	11.54%

Year Ended December 31, 2024
Balance at beginning of period	$2,415	$65	$—	$2,480
Provision for finance receivable losses	1,832	149	59	2,040
Charge-offs	(2,080)	(78)	3	(2,155)
Recoveries	307	2	—	309
Other (a)	98	—	(67)	31
Balance at end of period	$2,572	$138	$(5)	$2,705

Net finance receivables	$22,955	$643	$(44)	$23,554
Allowance ratio	11.20%	21.44%	N/A	11.48%

Year Ended December 31, 2023
Balance at beginning of period	$2,294	$21	$(4)	$2,311
Impact of adoption of ASU 2022-02 (b)	(20)	—	4	(16)
Provision for finance receivable losses	1,651	70	—	1,721
Charge-offs	(1,768)	(27)	—	(1,795)
Recoveries	258	1	—	259
Balance at end of period	$2,415	$65	$—	$2,480

Net finance receivables	$21,019	$330	$—	$21,349
Allowance ratio	11.49%	19.61%	N/A	11.62%
(a)    Represents allowance for finance receivable losses recognized on loans acquired in the Foursight Acquisition.
(b)    As a result of the adoption of ASU 2022-02, Financial Instruments - Credit Losses, we recorded a one-time adjustment to the allowance for finance receivable losses.

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

Liquidity and Capital Resources

SOURCES AND USES OF FUNDS

We finance the majority of our operating liquidity and capital needs through a combination of cash flows from operations, secured debt, unsecured debt, borrowings from revolving conduit facilities, credit card revolving VFN facilities, the unsecured corporate revolver, whole loan sales, and equity. We may also utilize other sources in the future. As a holding company, all of the funds generated from our operations are earned by our operating subsidiaries. Our operating subsidiaries’ primary cash needs relate to funding our lending activities, our debt service obligations, our operating expenses, payment of insurance claims, and supporting strategic initiatives.

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

During the year ended December 31, 2025, OMH generated net income of $783 million. OMH’s net cash outflow from operating and investing activities totaled $29 million for the year ended December 31, 2025. At December 31, 2025, our scheduled principal and interest payments for 2026 on our existing unsecured debt totaled $1.1 billion. As of December 31, 2025, we had $11.8 billion of unencumbered receivables.

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

On December 18, 2025, OMFC issued a total of $1.0 billion aggregate principal amount of 6.750% Senior Notes due 2033 under the Base Indenture, as supplemented by the Twenty-Fourth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

On December 16, 2025, OMFC issued a notice of full redemption of the remaining 7.125% Senior Notes due 2026. On January 15, 2026, OMFC paid a net aggregate amount of $436 million, inclusive of accrued interest and premium, to complete the redemption.

From time to time we may purchase portions of our unsecured indebtedness through the open market. During the year ended

December 31, 2025, we repurchased $280 million of our unsecured notes.

OMFC’s Unsecured Corporate Revolver

At December 31, 2025, the borrowing capacity of our corporate revolver was $1.1 billion.

Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities

During the year ended December 31, 2025, we completed two new consumer loan securitizations (ODART 2025-1 and OMFIT 2025-1, see “Securitized Borrowings” below) and redeemed three consumer loan securitizations (OMFIT 2018-2, FCRT 2021-2, and FCRT 2022-1). During the year ended December 31, 2025, we entered into one new revolving conduit facility and terminated one revolving conduit facility. At December 31, 2025, the borrowing capacity of our revolving conduit facilities was $6.0 billion. At December 31, 2025, we had $12.7 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding facility.

During the year ended December 31, 2025, we entered into no new credit card revolving VFN facilities. On January 18, 2025, the borrowing capacity of OneMain Financial Credit Card Trust – Series 2024-VFN2 increased to $250 million. At December 31, 2025, the borrowing capacity of our credit card revolving VFN facilities was $400 million. At December 31, 2025, we had $590 million of credit card principal balances held in OneMain Financial Credit Card Trust (“OMFCT”) for our credit card revolving VFN facilities.

Private Secured Term Funding

At December 31, 2025, the maximum borrowing capacity of $350 million was outstanding under the remaining private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027 followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

See Notes 9 and 10 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on our long-term debt, securitization transactions, private secured term funding facility, revolving conduit facilities, and credit card revolving VFN facilities.

Credit Ratings

Our credit ratings impact our ability to access capital markets and our borrowing costs. Rating agencies base their ratings on numerous factors, including liquidity, capital adequacy, asset quality, quality of earnings, and the probability of systemic support. Significant changes in these factors could result in different ratings.

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of December 31, 2025	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the year ended December 31, 2025, OMH repurchased 2,528,390 shares of its common stock through its stock repurchase program for an aggregate total of $141 million, including commissions, fees and excise taxes. As of December 31, 2025, OMH held a total of 18,514,904 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $120 million.

For additional information regarding the shares repurchased, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of December 31, 2025, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
January 31, 2025	February 12, 2025	February 20, 2025	$1.04	$124
April 29, 2025	May 9, 2025	May 16, 2025	1.04	124
July 25, 2025	August 4, 2025	August 13, 2025	1.04	124
October 31, 2025	November 10, 2025	November 14, 2025	1.05	123
Total			$4.17	$495

To provide funding for the dividend, OMFC paid dividends of $491 million to OMH during the year ended December 31, 2025.

On February 5, 2026, OMH declared a dividend of $1.05 per share payable on February 23, 2026 to record holders of OMH’s common stock as of the close of business on February 17, 2026. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after February 18, 2026.

While OMH intends to pay its minimum quarterly dividend, currently $1.05 per share, for the foreseeable future, all subsequent dividends will be reviewed and declared at the discretion of the Board and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, and other considerations that the Board deems relevant. OMH’s dividend payments may change from time to time, and the Board may choose not to continue to declare dividends in the future. See our “Dividend Policy” in Part II - Item 5 in this report for further information.

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $2.4 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of less than three years.

During the year ended December 31, 2025, we sold a total of $1.0 billion of gross finance receivables compared to $542 million during year ended December 31, 2024. See Note 5 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $3.1 billion for the year ended December 31, 2025 reflected net income of $783 million, the impact of non-cash items including provision for finance receivable losses of $2.0 billion, and an unfavorable change in working capital of $13 million. Net cash provided by operations of $2.7 billion for the year ended December 31, 2024 reflected net income of $509 million, the impact of non-cash items including provision for finance receivable losses of $2.0 billion, and an unfavorable change in working capital of $125 million. Net cash provided by operations of $2.5 billion for the year ended December 31, 2023 reflected net income of $641 million, the impact of non-cash items including provision for finance receivable losses of $1.7 billion, and an unfavorable change in working capital of $44 million.

OMH’s Investing Activities

Net cash used for investing activities of $3.2 billion for the year ended December 31, 2025 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale securities, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale securities. Net cash used for investing activities of $3.3 billion for the year ended December 31, 2024 was due to net principal originations and purchases of finance receivables, purchases of available-for-sale and other securities, and the Foursight Acquisition, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities. Net cash used for investing activities of $2.9 billion for the year ended December 31, 2023 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash provided by financing activities of $500 million and $161 million for the year ended December 31, 2025 and 2024, respectively, was due to the issuances and borrowings of long-term debt, offset by repayments and repurchases of long-term debt, cash dividends paid, and common stock repurchased. Net cash provided by financing activities of $932 million for the year ended December 31, 2023 was due to issuances and borrowings of long-term debt, offset by repayments and repurchases of long-term debt and cash dividends paid.

OMH’s Cash and Investments

At December 31, 2025, we had $914 million of cash and cash equivalents, which included $176 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At December 31, 2025, we had $1.6 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

The principal factors that could decrease our liquidity are customer delinquencies and defaults, a decline in customer prepayments, rising interest rates, or a prolonged inability to adequately access capital market funding. We intend to support our liquidity position by utilizing some or all of the following strategies:

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
•purchasing portions of our outstanding indebtedness through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we may determine; and
•obtaining new and extending existing revolving facilities to provide committed liquidity in case of prolonged market fluctuations.

However, it is possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for further information on these state restrictions and the dividends paid by our insurance subsidiaries from 2023 to 2025.

OUR DEBT AGREEMENTS

The debt agreements which OMFC and its subsidiaries are a party to include customary terms and conditions, including covenants and representations and warranties. See Note 9 of the Notes to the Consolidated Financial Statements in Part II - Item 8 in this report for more information on the restrictive covenants under OMFC’s debt agreements, as well as the guarantees of OMFC’s long-term debt.

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of December 31, 2025, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2019-2	$900	$947	$900	$995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	828	836	2.09%	5 years
OMFIT 2021-1	850	904	850	904	2.50%	5 years
OMFIT 2022-S1	600	652	365	393	4.42%	3 years
OMFIT 2022-2	1,000	1,099	376	485	5.64%	2 years
OMFIT 2022-3	979	1,090	273	579	6.12%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	6.00%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
OMFIT 2025-1	1,000	1,124	1,000	1,124	4.97%	3 years
ODART 2019-1	737	750	189	216	4.22%	5 years
ODART 2021-1	1,000	1,053	212	221	1.36%	2 years
ODART 2022-1	600	632	216	221	5.19%	2 years
ODART 2023-1	750	792	750	792	5.63%	3 years
ODART 2025-1	900	926	900	926	5.48%	5 years
FCRT 2022-2	215	233	23	43	6.80%	N/A
FCRT 2023-1	182	199	39	56	6.39%	N/A
FCRT 2023-2	200	208	68	72	6.80%	N/A
FCRT 2024-1	210	214	86	90	6.46%	N/A
Total securitizations	$15,237	$16,476	$11,150	$12,553
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of December 31, 2025.

Revolving Conduit Facilities
We had access to 17 revolving conduit facilities with a total borrowing capacity of $6.0 billion as of December 31, 2025:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Hudson River Funding, LLC	500	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
OneMain Financial Funding XIII, LLC	400	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	350	—
OneMain Financial Funding XI, LLC	325	—
New River Funding Trust	250	—
St. Lawrence River Funding, LLC	250	—
OneMain Foursight Auto I, LLC	175	—
OneMain Foursight Auto II, LLC	175	—
OneMain Foursight Auto III, LLC	175	—
Total	$6,000	$1

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $400 million as of December 31, 2025:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	250	—
Total	$400	$—

Contractual Obligations
At December 31, 2025, our material contractual obligations were as follows:

(dollars in millions)	2026	2027-2028	2029-2030	2031+	Securitizations	Private Secured Term Funding Facility	Revolving Conduit Facilities	Total

Principal maturities on long-term debt:
Securitization debt (a)	$—	$—	$—	$—	$11,150	$—	$—	$11,150
Medium-term notes	424	2,100	3,932	4,700	—	—	—	11,156
Junior subordinated debt	—	—	—	350	—	—	—	350
Private secured term funding facility (a)	—	—	—	—	—	350	—	350
Revolving conduit facilities (a)	—	—	—	—	—	—	1	1
Total principal maturities	424	2,100	3,932	5,050	11,150	350	1	23,007
Interest payments on debt (b)	673	1,296	982	1,307	1,494	33	—	5,785
Total	$1,097	$3,396	$4,914	$6,357	$12,644	$383	$1	$28,792
(a) Securitizations, private secured term funding facility, and borrowings under revolving conduit facilities are not included in maturities by period due to their variable monthly payments.
(b) Future interest payments on floating-rate debt are estimated based upon rates in effect at December 31, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at December 31, 2025 or December 31, 2024.

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

Our estimate of the allowance for finance receivable losses is primarily based on historical loss experience using a cumulative loss model applied to our consumer loan portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our consumer loans are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include loan modification status, collateral mix, and credit score. To estimate the gross credit losses, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes. These patterns are then applied to the current portfolio to obtain an estimate of future losses.

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

Forecasting macroeconomic conditions requires significant judgment and involves estimation uncertainty. We consider key economic factors, most notably unemployment rates, to incorporate into our estimate of the allowance for finance receivable losses. Our macroeconomic forecast considers various scenarios of economic projections from industry leading forecast providers and extends over our reasonable and supportable forecast period, after which we revert to historical experience.

Due to the judgment and uncertainty in estimating the expected credit losses, we may experience changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Macroeconomic Sensitivity

To demonstrate the sensitivity of forecasting macroeconomic conditions, we compared the output of our model using a baseline scenario to that of a downside scenario. As of December 31, 2025, the impact of a ten percentage point increase in weighting towards a downside scenario increased the estimate by approximately $22 million.

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

Seasonality

Our consumer loan and credit card volume and demand are generally lowest during the first quarter of the year following the holiday season and as a result of tax refunds, and then increases through the end of the year. Delinquencies follow similar trends, being generally lower during the first quarter of the year and rising throughout the remainder of the year. These seasonal trends contribute to fluctuations in our operating results and cash needs throughout the year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk to the Company’s operations or financial position resulting from a change in market factors, including interest rates, foreign exchange rates, equity, and commodity prices. The composition of our balance sheet, including largely fixed-rate loans along with the tenor and fixed-rate nature of our debt, considerably mitigates our interest rate risk. Our long liquidity runway and staggered debt maturities further reduce any immediate impacts of changes in market interest rates. For further discussion on the impact of market factors, see “Risk Factors” in Part I - Item 1A. in this report.

Sensitivity Analysis

Using an earnings-based approach to provide a view of how interest rate changes may affect earnings, we estimate net interest income sensitivity to parallel interest rate changes based on current and projected funding levels. To measure the sensitivity of net interest income to interest rate changes, we projected net interest income over the following 12 months, including forecasted business growth, anticipated funding needs, and expected interest rates. We assumed that interest-rate-sensitive assets and liabilities described below were subject to a hypothetical, immediate 100 basis point (“bps”) increase or decrease in interest rates relative to the forecast.

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

The following table presents the approximate net interest income impacts forecasted over the next 12 months from an immediate and parallel change in interest rates:

December 31,	2025		2024
(dollars in millions)	+100 bps	-100 bps	+100 bps	-100 bps

Net interest income	$(35)	$35	$(35)	$35

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

An index to our financial statements and supplementary data follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneMain Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of OneMain Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Finance Receivable Losses – Consumer Loans

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s allowance for finance receivable losses for consumer loans was $2,656 million as of December 31, 2025. Management estimates and records an allowance for finance receivable losses to cover the expected credit losses on the Company’s finance receivables. Management estimates the allowance for finance receivable losses primarily based on historical loss experience using a cumulative loss model applied to the Company’s consumer loan portfolios. Management’s methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. As disclosed by management, forecasting macroeconomic conditions requires significant judgment and involves estimation uncertainty.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for consumer loans is a critical audit matter are (i) the significant judgment by management when developing the allowance for finance receivable losses for consumer loans; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the forecasts for unemployment, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses for consumer loans, including controls over the development of the forecasts for unemployment. These procedures also included, among others, (i) testing management’s process for developing the allowance for finance receivable losses for consumer loans; (ii) testing the completeness and accuracy of certain data used in the development of the forecasts for unemployment; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the methodology used by management to develop the forecasts for unemployment and (b) the reasonableness of the forecasts for unemployment assumption.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 6, 2026

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of OneMain Finance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OneMain Finance Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Finance Receivable Losses – Consumer Loans

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s allowance for finance receivable losses for consumer loans was $2,656 million as of December 31, 2025. Management estimates and records an allowance for finance receivable losses to cover the expected credit losses on the Company’s finance receivables. Management estimates the allowance for finance receivable losses primarily based on historical loss experience using a cumulative loss model applied to the Company’s consumer loan portfolios. Management’s methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. As disclosed by management, forecasting macroeconomic conditions requires significant judgment and involves estimation uncertainty.

The principal considerations for our determination that performing procedures relating to the allowance for finance receivable losses for consumer loans is a critical audit matter are (i) the significant judgment by management when developing the allowance for finance receivable losses for consumer loans; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the forecasts for unemployment, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for finance receivable losses for consumer loans, including controls over the development of the forecasts for unemployment. These procedures also included, among others, (i) testing management’s process for developing the allowance for finance receivable losses for consumer loans; (ii) testing the completeness and accuracy of certain data used in the development of the forecasts for unemployment; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the methodology used by management to develop the forecasts for unemployment and (b) the reasonableness of the forecasts for unemployment assumption.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 6, 2026

We have served as the Company’s auditor since 2002.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2025	2024

Assets
Cash and cash equivalents	$914	$458
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.5 billion and $1.6 billion in 2025, respectively, and $1.5 billion and $1.6 billion in 2024, respectively)	1,590	1,607
Net finance receivables (includes loans of consolidated VIEs of $13.4 billion in 2025 and $14.0 billion in 2024)	24,833	23,554
Unearned insurance premium and claim reserves	(791)	(766)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2025 and $1.6 billion in 2024)	(2,865)	(2,705)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	21,177	20,083
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $690 million in 2025 and $662 million in 2024)	699	684
Goodwill	1,474	1,474
Other intangible assets	282	286
Other assets	1,252	1,318
Total assets	$27,388	$25,910

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $11.5 billion in 2025 and $12.4 billion in 2024)	$22,694	$21,438
Insurance claims and policyholder liabilities	576	575
Deferred and accrued taxes	35	20
Other liabilities (includes other liabilities of consolidated VIEs of $30 million in 2025 and $31 million in 2024)	682	686
Total liabilities	23,987	22,719
Contingencies (Note 15)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 117,196,792 and 119,360,509 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,757	1,734
Accumulated other comprehensive loss	(41)	(81)
Retained earnings	2,579	2,296
Treasury stock, at cost; 18,514,904 and 16,060,384 shares at December 31, 2025 and December 31, 2024, respectively	(895)	(759)
Total shareholders’ equity	3,401	3,191
Total liabilities and shareholders’ equity	$27,388	$25,910
See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions, except per share amounts)
Years Ended December 31,	2025	2024	2023

Interest income	$5,455	$4,993	$4,564

Interest expense	1,272	1,185	1,019

Net interest income	4,183	3,808	3,545

Provision for finance receivable losses	1,997	2,040	1,721

Net interest income after provision for finance receivable losses	2,186	1,768	1,824

Other revenues:
Insurance	445	445	448
Investment	98	108	116
Gain on sales of finance receivables	64	23	52
Net loss on repurchases and repayments of debt	(67)	(34)	—
Other	180	153	119
Total other revenues	720	695	735

Other expenses:
Salaries and benefits	923	879	855
Other operating expenses	784	728	675
Insurance policy benefits and claims	198	189	189
Total other expenses	1,905	1,796	1,719

Income before income taxes	1,001	667	840

Income taxes	218	158	199

Net income	$783	$509	$641

Share Data:
Weighted average number of shares outstanding:
Basic	118,664,220	119,659,278	120,382,227
Diluted	119,268,556	120,119,983	120,629,590
Earnings per share:
Basic	$6.59	$4.26	$5.33
Diluted	$6.56	$4.24	$5.32

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Net income	$783	$509	$641

Other comprehensive income (loss):
Net change in unrealized gains on non-credit impaired available-for-sale securities	51	12	49
Retirement plan liability adjustments	1	6	—
Foreign currency translation adjustments	8	(14)	4
Changes in discount rate for insurance claims and policyholder liabilities	(3)	5	3
Other	(6)	(4)	(5)
Income tax effect:
Net change in unrealized losses on non-credit impaired available-for-sale securities	(11)	(2)	(11)
Retirement plan liability adjustments	—	(1)	—
Foreign currency translation adjustments	(2)	3	(1)
Changes in discount rate for insurance claims and policyholder liabilities	1	(1)	—
Other	1	—	1
Other comprehensive income, net of tax, before reclassification adjustments	40	4	40
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	2	—
Reclassification adjustments included in net income, net of tax	—	2	—
Other comprehensive income, net of tax	40	6	40

Comprehensive income	$823	$515	$681

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Balance, January 1, 2025	$1	$1,734	$(81)	$2,296	$(759)	$3,191
Common stock repurchased	—	—	—	—	(141)	(141)
Treasury stock issued	—	—	—	—	5	5
Share-based compensation expense, net of forfeitures	—	36	—	—	—	36
Withholding tax on share-based compensation	—	(13)	—	—	—	(13)
Other comprehensive income	—	—	40	—	—	40
Cash dividends (a)	—	—	—	(500)	—	(500)
Net income	—	—	—	783	—	783
Balance, December 31, 2025	$1	$1,757	$(41)	$2,579	$(895)	$3,401

Balance, January 1, 2024	$1	$1,715	$(87)	$2,285	$(728)	$3,186
Common stock repurchased	—	—	—	—	(35)	(35)
Treasury stock issued	—	—	—	—	4	4
Share-based compensation expense, net of forfeitures	—	30	—	—	—	30
Withholding tax on share-based compensation	—	(11)	—	—	—	(11)
Other comprehensive income	—	—	6	—	—	6
Cash dividends (a)	—	—	—	(498)	—	(498)
Net income	—	—	—	509	—	509
Balance, December 31, 2024	$1	$1,734	$(81)	$2,296	$(759)	$3,191

Balance, January 1, 2023	$1	$1,689	$(127)	$2,119	$(667)	$3,015
Net impact of adoption of ASU 2022-02 (b)	—	—	—	12	—	12
Balance, January 1, 2023 (post-adoption)	1	1,689	(127)	2,131	(667)	3,027
Common stock repurchased	—	—	—	—	(65)	(65)
Treasury stock issued	—	—	—	(1)	4	3
Share-based compensation expense, net of forfeitures	—	36	—	—	—	36
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	40	—	—	40
Cash dividends (a)	—	—	—	(486)	—	(486)
Net income	—	—	—	641	—	641
Balance, December 31, 2023	$1	$1,715	$(87)	$2,285	$(728)	$3,186

(a) Cash dividends declared were $4.17 per share, $4.12 per share, and $4.00 per share in 2025, 2024, and 2023 respectively.
(b) As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Cash flows from operating activities
Net income	$783	$509	$641
Reconciling adjustments:
Provision for finance receivable losses	1,997	2,040	1,721
Depreciation and amortization	287	277	257
Deferred income tax charge (benefit)	43	(42)	(36)
Net loss on repurchases and repayments of debt	67	34	—
Share-based compensation expense, net of forfeitures	36	30	36
Gain on sales of finance receivables	(64)	(23)	(52)
Other	(4)	(1)	(4)
Cash flows due to changes in other assets and other liabilities	(13)	(125)	(44)
Net cash provided by operating activities	3,132	2,699	2,519

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(4,245)	(3,806)	(3,557)
Proceeds from sales of finance receivables	1,096	574	641
Foursight Acquisition, net of cash acquired	—	(64)	—
Available-for-sale securities purchased	(321)	(272)	(179)
Available-for-sale securities called, sold, and matured	393	373	323
Other securities purchased	(9)	(12)	(5)
Other securities called, sold, and matured	22	19	6
Other, net	(97)	(78)	(91)
Net cash used for investing activities	(3,161)	(3,266)	(2,862)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	7,972	4,388	4,819
Repayments and repurchases of long-term debt	(6,824)	(3,687)	(3,328)
Cash dividends	(499)	(498)	(487)
Common stock repurchased	(141)	(35)	(65)
Treasury stock issued	5	4	3
Withholding tax on share-based compensation	(13)	(11)	(10)
Net cash provided by financing activities	500	161	932

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	471	(406)	589
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,142	1,548	959
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,613	$1,142	$1,548

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2025	2024	2023

Supplemental cash flow information
Cash and cash equivalents	$914	$458	$1,014
Restricted cash and restricted cash equivalents	699	684	534
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,613	$1,142	$1,548

Interest paid	$(1,236)	$(1,144)	$(968)
Income taxes paid
Federal	(96)	(177)	(171)
State and local	(26)	(37)	(37)
Foreign	(5)	(5)	(7)
Income taxes paid	(127)	(219)	(215)
Cash paid for amounts included in the measurement of operating lease liabilities	(60)	(58)	(59)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$22	$47	$67
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in millions, except par value amount)
December 31,	2025	2024

Assets
Cash and cash equivalents	$898	$424
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.5 billion and $1.6 billion in 2025, respectively, and $1.5 billion and $1.6 billion in 2024, respectively)	1,590	1,607
Net finance receivables (includes loans of consolidated VIEs of $13.4 billion in 2025 and $14.0 billion in 2024)	24,833	23,554
Unearned insurance premium and claim reserves	(791)	(766)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2025 and $1.6 billion in 2024)	(2,865)	(2,705)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	21,177	20,083
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $690 million in 2025 and $662 million in 2024)	699	684
Goodwill	1,474	1,474
Other intangible assets	282	286
Other assets	1,252	1,317
Total assets	$27,372	$25,875

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $11.5 billion in 2025 and $12.4 billion in 2024)	$22,694	$21,438
Insurance claims and policyholder liabilities	576	575
Deferred and accrued taxes	36	20
Other liabilities (includes other liabilities of consolidated VIEs of $30 million in 2025 and $31 million in 2024)	682	687
Total liabilities	23,988	22,720
Contingencies (Note 15)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at December 31, 2025 and December 31, 2024	5	5
Additional paid-in capital	2,001	1,978
Accumulated other comprehensive loss	(41)	(81)
Retained earnings	1,419	1,253
Total shareholder’s equity	3,384	3,155
Total liabilities and shareholder’s equity	$27,372	$25,875

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Interest income	$5,455	$4,993	$4,564

Interest expense	1,272	1,185	1,019

Net interest income	4,183	3,808	3,545

Provision for finance receivable losses	1,997	2,040	1,721

Net interest income after provision for finance receivable losses	2,186	1,768	1,824

Other revenues:
Insurance	445	445	448
Investment	97	108	116
Gain (loss) on sales of finance receivables	64	23	52
Net gain (loss) on repurchases and repayments of debt	(67)	(34)	—
Other	180	153	119
Total other revenues	719	695	735

Other expenses:
Salaries and benefits	923	879	855
Other operating expenses	784	728	675
Insurance policy benefits and claims	198	189	189
Total other expenses	1,905	1,796	1,719

Income before income taxes	1,000	667	840

Income taxes	218	158	199

Net income	$782	$509	$641

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Net income	$782	$509	$641

Other comprehensive income (loss):
Net change in unrealized gains on non-credit impaired available-for-sale securities	51	12	49
Retirement plan liability adjustments	1	6	—
Foreign currency translation adjustments	8	(14)	4
Changes in discount rate for insurance claims and policyholder liabilities	(3)	5	3
Other	(6)	(4)	(5)
Income tax effect:
Net change in unrealized losses on non-credit impaired available-for-sale securities	(11)	(2)	(11)
Retirement plan liability adjustments	—	(1)	—
Foreign currency translation adjustments	(2)	3	(1)
Changes in discount rate for insurance claims and policyholder liabilities	1	(1)	—
Other	1	—	1
Other comprehensive income, net of tax, before reclassification adjustments	40	4	40
Reclassification adjustments included in net income, net of tax:
Net realized losses on available-for-sale securities, net of tax	—	2	—
Reclassification adjustments included in net income, net of tax	—	2	—
Other comprehensive income, net of tax	40	6	40

Comprehensive income	$822	$515	$681

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholder’s Equity

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Balance, January 1, 2025	$5	$1,978	$(81)	$1,253	$3,155
Share-based compensation expense, net of forfeitures	—	36	—	—	36
Withholding tax on share-based compensation	—	(13)	—	—	(13)
Other comprehensive income	—	—	40	—	40
Cash dividends	—	—	—	(616)	(616)
Net income	—	—	—	782	782
Balance, December 31, 2025	$5	$2,001	$(41)	$1,419	$3,384

Balance, January 1, 2024	$5	$1,959	$(87)	$1,303	$3,180
Share-based compensation expense, net of forfeitures	—	30	—	—	30
Withholding tax on shared-based compensation	—	(11)	—	—	(11)
Other comprehensive income	—	—	6	—	6
Cash dividends	—	—	—	(559)	(559)
Net income	—	—	—	509	509
Balance, December 31, 2024	$5	$1,978	$(81)	$1,253	$3,155

Balance, January 1, 2023	$5	$1,933	$(127)	$1,193	$3,004
Net impact of adoption of ASU 2022-02 *	—	—	—	12	12
Balance, January 1, 2023 (post-adoption)	5	1,933	(127)	1,205	3,016
Share-based compensation expense, net of forfeitures	—	36	—	—	36
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	40	—	40
Cash dividends	—	—	—	(543)	(543)
Net income	—	—	—	641	641
Balance, December 31, 2023	$5	$1,959	$(87)	$1,303	$3,180

* As a result of the adoption of ASU 2022-02, we recorded a one-time cumulative increase to retained earnings, net of tax.

See Notes to the Consolidated Financial Statements.

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Cash flows from operating activities
Net income	$782	$509	$641
Reconciling adjustments:
Provision for finance receivable losses	1,997	2,040	1,721
Depreciation and amortization	287	277	257
Deferred income tax charge (benefit)	43	(42)	(36)
Net loss on repurchases and repayments of debt	67	34	—
Share-based compensation expense, net of forfeitures	36	30	36
Gain on sales of finance receivables	(64)	(23)	(52)
Other	(4)	(1)	(4)
Cash flows due to changes in other assets and other liabilities	(14)	(125)	(44)
Net cash provided by operating activities	3,130	2,699	2,519

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(4,245)	(3,806)	(3,557)
Proceeds from sales of finance receivables	1,096	574	641
Foursight Acquisition, net of cash acquired	—	(64)	—
Available-for-sale securities purchased	(321)	(272)	(179)
Available-for-sale securities called, sold, and matured	393	373	323
Other securities purchased	(9)	(12)	(5)
Other securities called, sold, and matured	22	19	6
Other, net	(97)	(78)	(91)
Net cash used for investing activities	(3,161)	(3,266)	(2,862)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	7,972	4,388	4,819
Repayments and repurchases of long-term debt	(6,824)	(3,687)	(3,328)
Cash dividends	(615)	(560)	(544)
Withholding tax on share-based compensation	(13)	(11)	(10)
Net cash provided by financing activities	520	130	937

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	489	(437)	594
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,108	1,545	951
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,597	$1,108	$1,545

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
(dollars in millions)
Years Ended December 31,	2025	2024	2023

Supplemental cash flow information
Cash and cash equivalents	$898	$424	$1,011
Restricted cash and restricted cash equivalents	699	684	534
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,597	$1,108	$1,545

Interest paid	$(1,236)	$(1,144)	$(968)
Income taxes paid
Federal	(96)	(177)	(171)
State and local	(26)	(37)	(37)
Foreign	(5)	(5)	(7)
Income taxes paid	(127)	(219)	(215)
Cash paid for amounts included in the measurement of operating lease liabilities	(60)	(58)	(59)

Supplemental non-cash activities
Right-of-use assets obtained in exchange for operating lease obligations	$22	$47	$67
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Consolidated Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2025

1. Nature of Operations

OneMain Holdings, Inc. (“OMH”) and its wholly-owned direct subsidiary, OneMain Finance Corporation (“OMFC”), are financial services holding companies whose subsidiaries engage in the consumer finance and insurance businesses.

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

2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

We prepared our consolidated financial statements using generally accepted accounting principles in the United States of America ("GAAP"). The statements include the accounts of OMH, its wholly-owned subsidiaries, and variable interest entities ("VIEs") in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

We eliminated all material intercompany accounts and transactions. We made judgments, estimates, and assumptions that affect amounts reported in our consolidated financial statements and disclosures of contingent assets and liabilities. In management’s opinion, the consolidated financial statements include the normal, recurring adjustments necessary for a fair statement of results. Ultimate results could differ from our estimates. We evaluated the effects of and the need to disclose events that occurred subsequent to the balance sheet date. To conform to the 2025 presentation, we reclassified certain items in prior periods of our consolidated financial statements.

ACCOUNTING POLICIES

Operating Segment

At December 31, 2025, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

Finance Receivables

Generally, we classify finance receivables as held for investment based on management’s intent at the time of origination. We determine classification on a receivable-by-receivable basis. We classify finance receivables as held for investment due to our ability and intent to hold them until their contractual maturities. Our finance receivables held for investment consist of our consumer loans and credit cards. Consumer loans include personal loans and auto finance. We carry finance receivables at amortized cost which includes accrued finance charges, net unamortized deferred origination costs and unamortized fees, unamortized net premiums and discounts on purchased finance receivables, and unearned finance charges on precomputed receivables.

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

We estimate the allowance for finance receivable losses primarily based on historical loss experience using a cumulative loss model applied to our consumer loan portfolios. Our gross credit loss expectation is offset by the estimate of future recoveries using historical recovery curves. Our consumer loans are primarily segmented in the loss model by contractual delinquency status. Other attributes in the model include loan modification status, collateral mix, and credit score.

To estimate the gross credit losses for consumer loans, the model utilizes a roll rate matrix to project the first 12 months of losses and historical cohort performance to project the expected losses over the remaining term. Our methodology relies on historical loss experience to forecast the corresponding future outcomes.

These patterns are then applied to the current portfolio to obtain an estimate of future losses. We also consider key economic trends including unemployment rates. Forecasted macroeconomic conditions extend to our reasonable and supportable forecast period and revert to historical experience. No new volume is assumed. Loan renewals are a significant piece of our new volume and are considered a terminal event of the previous loan.

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

Insurance Policy Acquisition Costs

We defer insurance policy acquisition costs (primarily commissions, reinsurance fees, and premium taxes). We include deferred policy acquisition costs in Other assets in our consolidated balance sheets and amortize these costs over the terms of the related policies, whether directly written or reinsured, and are included in Other operating expenses in our consolidated statements of operations.

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

Restricted Cash and Restricted Cash Equivalents

We include funds to be used for future debt payments and collateral relating to our secured debt, insurance regulatory deposits, and reinsurance trusts with third parties, in each case, in restricted cash and restricted cash equivalents.

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

The amendments in this ASU became effective for the Company beginning with this Annual Report on Form 10-K for the year ended December 31, 2025, and we have adopted using the retrospective transition method. See Note 14 for disclosures reflecting the adoption of ASU 2023-09.

ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

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

The goodwill of $37 million recognized from the Foursight Acquisition reflects the strategic benefits and opportunities of the combined company and is reported in our C&I segment. Tax deductible goodwill is $52 million, reflecting differences in the allocation of purchase price for tax purposes. See Note 8 for a reconciliation of the carrying amount of goodwill.

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

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

December 31, 2025
Gross finance receivables *	$21,086	$2,438	$23,524	$925	$24,449
Unearned fees	(258)	(42)	(300)	—	(300)
Accrued finance charges and fees	382	28	410	—	410
Deferred origination costs	220	43	263	11	274
Total	$21,430	$2,467	$23,897	$936	$24,833

December 31, 2024
Gross finance receivables *	$20,514	$2,061	$22,575	$632	$23,207
Unearned fees	(239)	(32)	(271)	—	(271)
Accrued finance charges and fees	356	22	378	—	378
Deferred origination costs	202	27	229	11	240
Total	$20,833	$2,078	$22,911	$643	$23,554
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

GEOGRAPHIC DIVERSIFICATION

Geographic diversification of finance receivables reduces the concentration of credit risk associated with economic stresses in any one region. The largest concentrations of net finance receivables were as follows:

December 31,	2025		2024 (a)
(dollars in millions)	Amount	Percent	Amount	Percent

Personal Loans:
Texas	$2,083	10%	$2,054	10%
California	1,634	8	1,547	7
Florida	1,602	7	1,550	8
Pennsylvania	1,275	6	1,269	6
Ohio	1,052	5	1,000	5
New York	951	5	913	4
North Carolina	890	4	940	5
Georgia	874	4	823	4
Illinois	854	4	816	4
Indiana	716	3	705	3
Other	9,499	44	9,216	44
Total personal loans	$21,430	100%	$20,833	100%

Auto Finance
Georgia	$188	8%	$155	7%
Florida	174	7	159	8
Texas	160	6	141	7
Illinois	154	6	132	6
California	147	6	124	6
North Carolina	135	5	108	5
Indiana	115	5	99	5
Missouri	112	5	99	5
Ohio	109	4	89	4
Alabama	101	4	80	4
Other	1,072	44	892	43
Total auto finance	$2,467	100%	$2,078	100%

Credit Cards:
Texas	$126	13%	$87	14%
California	118	13	84	13
Florida	107	11	76	12
Pennsylvania	53	6	37	6
Illinois	48	5	32	5
Georgia	47	5	31	5
Ohio	45	5	31	5
Other	392	42	265	40
Total credit cards	$936	100%	$643	100%
(a)    December 31, 2024 concentrations of net finance receivables are presented in the order of December 31, 2025 state concentrations.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $2.4 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of less than three years. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our consolidated statements of operations.

We sold $1.0 billion and $542 million of gross finance receivables during the years ended December 31, 2025 and 2024, respectively. The gain on the sales were $64 million and $23 million during the years ended December 31, 2025 and 2024, respectively.

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

The following table below is a summary of finance charges on our consumer loans:

	Years Ended December 31,
	2025		2024
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$166	$12	$160	$9
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	20	1	17	1

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

Net accrued finance charges and fees reversed on credit cards were as follows:

	Years Ended December 31,
(dollars in millions, except per share amounts)	2025	2024

Net accrued finance charges and fees reversed	$70	$35

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

December 31, 2025
Performing
Current	$10,149	$5,335	$2,759	$1,372	$439	$146	$20,200
30-59 days past due	101	120	85	60	29	12	407
60-89 days past due	63	82	53	36	17	7	258
Total performing	10,313	5,537	2,897	1,468	485	165	20,865
Nonperforming (Nonaccrual)
90+ days past due	99	191	135	86	38	16	565
Total	$10,412	$5,728	$3,032	$1,554	$523	$181	$21,430

Gross charge-offs *	$64	$539	$606	$423	$189	$76	$1,897
* Represents gross charge-offs for the year ended December 31, 2025.

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$9,820	$5,337	$2,913	$1,143	$272	$155	$19,640
30-59 days past due	89	129	100	48	14	11	391
60-89 days past due	55	86	62	32	8	6	249
Total performing	9,964	5,552	3,075	1,223	294	172	20,280
Nonperforming (Nonaccrual)
90+ days past due	84	211	150	74	20	14	553
Total	$10,048	$5,763	$3,225	$1,297	$314	$186	$20,833

Gross charge-offs *	$51	$655	$728	$376	$104	$70	$1,984
* Represents gross charge-offs for the year ended December 31, 2024.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

December 31, 2025
Performing
Current	$1,095	$667	$329	$152	$48	$9	$2,300
30-59 days past due	34	34	21	13	6	1	109
60-89 days past due	8	10	5	3	1	—	27
Total performing	1,137	711	355	168	55	10	2,436
Nonperforming (Nonaccrual)
90+ days past due	8	12	6	3	2	—	31
Total	$1,145	$723	$361	$171	$57	$10	$2,467

Gross charge-offs *	$14	$51	$39	$27	$9	$2	$142
* Represents gross charge-offs for the year ended December 31, 2025.

(dollars in millions)	2024	2023	2022	2021	2020	Prior	Total

December 31, 2024
Performing
Current	$1,007	$538	$273	$101	$21	$12	$1,952
30-59 days past due	25	24	19	10	2	1	81
60-89 days past due	6	7	5	2	—	—	20
Total performing	1,038	569	297	113	23	13	2,053
Nonperforming (Nonaccrual)
90+ days past due	6	9	7	2	—	1	25
Total	$1,044	$578	$304	$115	$23	$14	$2,078

Gross charge-offs *	$8	$36	$34	$12	$2	$1	$93
* Represents gross charge-offs for the year ended December 31, 2024.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	December 31, 2025	December 31, 2024

Current	$820	$558
30-59 days past due	26	20
60-89 days past due	24	17
90+ days past due	66	48
Total	$936	$643

There were no credit cards that were converted to term loans at December 31, 2025 or December 31, 2024.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $500 million and $336 million at December 31, 2025 and December 31, 2024, respectively.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable.

The period-end carrying value of net finance receivables modified during the period was as follows:

	Years Ended December 31,
	2025		2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$312	$24	$319	$16	$451	$6
Interest rate reduction and principal forgiveness	378	1	394	1	331	—
Total modifications to borrowers experiencing financial difficulties	$690	$25	$713	$17	$782	$6

Modifications as a percent of net finance receivables by class	3.22%	1.03%	3.42%	0.81%	3.86%	0.86%

The financial effect of modifications made during the period was as follows:

	Years Ended December 31,
	2025		2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	18.06%	12.65%	18.61%	12.00%	19.64%	12.60%
Weighted-average term extension (months)	27	17	23	17	25	22
Principal/interest forgiveness	$42	$1	$46	$1	$44	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	December 31, 2025 (a)		December 31, 2024 (b)		December 31, 2023 (c)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$521	$18	$518	$13	$571	$4
30-59 days past due	51	3	61	2	63	1
60-89 days past due	38	2	43	1	48	—
90+ days past due	80	2	91	1	100	1
Total	$690	$25	$713	$17	$782	$6
(a) Excludes $71 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.
(b) Excludes $121 million of personal loan receivables that were modified and subsequently charged off. Auto finance receivables that were modified and subsequently charged off were immaterial.
(c) Excludes $88 million of personal loan receivables that were modified and subsequently charged off. Auto finance receivables that were modified and subsequently charged off were immaterial.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Years Ended December 31,
	2025		2024		2023
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$59	$3	$64	$1	$55	$1
Interest rate reduction and principal forgiveness	31	—	26	—	20	—
Total	$90	$3	$90	$1	$75	$1

Modifications made to credit cards were immaterial for the years ended December 31, 2025, 2024, and 2023.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At December 31, 2025, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the year ended December 31, 2025 was driven by growth in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Year Ended December 31, 2025
Balance at beginning of period	$2,567	$138	$2,705
Provision for finance receivable losses	1,786	211	1,997
Charge-offs	(2,039)	(151)	(2,190)
Recoveries	342	11	353
Balance at end of period	$2,656	$209	$2,865

Year Ended December 31, 2024
Balance at beginning of period	$2,415	$65	$2,480
Provision for finance receivable losses	1,891	149	2,040
Charge-offs	(2,077)	(78)	(2,155)
Recoveries	307	2	309
Other (a)	31	—	31
Balance at end of period	$2,567	$138	$2,705

Year Ended December 31, 2023
Balance at beginning of period	$2,290	$21	$2,311
Impact of adoption of ASU 2022-02 (b)	(16)	—	$(16)
Provision for finance receivable losses	1,651	70	1,721
Charge-offs	(1,768)	(27)	(1,795)
Recoveries	258	1	259
Balance at end of period	$2,415	$65	$2,480
(a)    Represents allowance for finance receivable losses recognized on PCD loans acquired in the Foursight Acquisition. See Note 4 for more information on the Foursight Acquisition.
(b)    As a result of the adoption of ASU 2022-02, Financial Instruments - Credit Losses, we recorded a one-time adjustment to the allowance for finance receivable losses.

7. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2025*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	59	—	(3)	56
Commercial paper	—	—	—	—
Non-U.S. government and government sponsored entities	159	1	(3)	157
Corporate debt	1,057	11	(38)	1,030
Mortgage-backed, asset-backed, and collateralized:
RMBS	206	1	(17)	190
CMBS	24	—	(2)	22
CDO/ABS	66	—	(2)	64
Total	$1,584	$13	$(65)	$1,532

December 31, 2024*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$12	$—	$—	$12
Obligations of states, municipalities, and political subdivisions	66	—	(5)	61
Commercial paper	9	—	—	9
Non-U.S. government and government sponsored entities	159	1	(5)	155
Corporate debt	1,086	4	(69)	1,021
Mortgage-backed, asset-backed, and collateralized:
RMBS	208	—	(24)	184
CMBS	29	—	(2)	27
CDO/ABS	72	1	(3)	70
Total	$1,641	$6	$(108)	$1,539
*    The allowance for credit losses related to our investment securities as of December 31, 2025 and December 31, 2024 was immaterial.

Interest receivables reported in Other assets in our consolidated balance sheets totaled $14 million and $13 million as of December 31, 2025 and December 31, 2024, respectively. There were no material amounts reversed from investment revenue for available-for-sale securities for the years ended December 31, 2025 and 2024.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2025
U.S. government and government sponsored entities	$—	$—	$8	$—	$8	$—
Obligations of states, municipalities, and political subdivisions	1	—	48	(3)	49	(3)
Non-U.S. government and government sponsored entities	23	—	37	(3)	60	(3)
Corporate debt	73	—	545	(38)	618	(38)
Mortgage-backed, asset-backed, and collateralized:
RMBS	6	—	124	(17)	130	(17)
CMBS	1	—	19	(2)	20	(2)
CDO/ABS	6	—	28	(2)	34	(2)
Total	$110	$—	$809	$(65)	$919	$(65)

December 31, 2024
U.S. government and government sponsored entities	$1	$—	$11	$—	$12	$—
Obligations of states, municipalities, and political subdivisions	3	—	56	(5)	59	(5)
Non-U.S. government and government sponsored entities	15	—	67	(5)	82	(5)
Corporate debt	210	(5)	657	(64)	867	(69)
Mortgage-backed, asset-backed, and collateralized:
RMBS	40	—	134	(24)	174	(24)
CMBS	2	—	25	(2)	27	(2)
CDO/ABS	8	—	40	(3)	48	(3)
Total	$279	$(5)	$990	$(103)	$1,269	$(108)

On a lot basis, we had 1,355 and 1,771 investment securities in an unrealized loss position at December 31, 2025 and December 31, 2024, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of December 31, 2025, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of December 31, 2025, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the years ended December 31, 2025 and 2024, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the years ended December 31, 2025 and 2024.

The proceeds of available-for-sale securities sold or redeemed totaled $126 million, $152 million and $90 million during 2025, 2024, and 2023, respectively. The net realized gains and losses were immaterial during 2025, 2024, and 2023.

Contractual maturities of fixed-maturity available-for-sale securities at December 31, 2025 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$145	$145
Due after 1 year through 5 years	591	598
Due after 5 years through 10 years	376	388
Due after 10 years	144	157
Mortgage-backed, asset-backed, and collateralized securities	276	296
Total	$1,532	$1,584

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $490 million and $452 million at December 31, 2025 and December 31, 2024, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	December 31, 2025	December 31, 2024

Bonds	$6	$18
Preferred stock	12	13
Common stock	40	37
Total	$58	$68

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment. Net unrealized gains and losses on other securities held were immaterial for the years ended December 31, 2025, 2024, and 2023. Net realized gains and losses on other securities sold or redeemed were immaterial for the years ended December 31, 2025, 2024, and 2023.

8. Goodwill and Other Intangible Assets

GOODWILL

Changes in the carrying amount of goodwill were as follows:

(dollars in millions)	December 31, 2025	December 31, 2024

Consumer and Insurance:
Balance at beginning of period	$1,474	$1,437
Goodwill recognized upon acquisition	—	37
Balance at end of period	$1,474	$1,474

We did not record any impairments to goodwill during 2025, 2024, and 2023.

OTHER INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization, in total and by major intangible asset class were as follows:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Other Intangible Assets

December 31, 2025
Trade names	$224	$(1)	$223
Licenses	25	—	25
Customer relationships	22	(4)	18
VOBA	105	(96)	9
Other	9	(2)	7
Total	$385	$(103)	$282

December 31, 2024
Trade names	$224	$—	$224
Licenses	25	—	25
Customer relationships	22	(2)	20
VOBA	105	(94)	11
Other	7	(1)	6
Total	$383	$(97)	$286
Amortization expense was immaterial in 2025, 2024 and 2023. The estimated aggregate amortization of other intangible assets for each of the next five years is immaterial.

9. Long-term Debt

Carrying value and fair value of long-term debt by type were as follows:

	December 31, 2025		December 31, 2024
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior debt	$22,521	$22,972	$21,266	$21,284
Junior subordinated debt	173	232	172	247
Total	$22,694	$23,204	$21,438	$21,531

Weighted average effective interest rates on long-term debt by type were as follows:

	At December 31,
	2025	2024

Senior debt	5.71%	5.71%
Junior subordinated debt	12.10%	13.63%
Total	5.76%	5.77%

Principal maturities of long-term debt by type of debt at December 31, 2025 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding Facility	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	1.26%-10.98%	5.08%	4.97%	3.50%-7.88%	5.92%

2026	$—	$—	$—	$424	$—	$424
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029	—	—	—	1,640	—	1,640
2030	—	—	—	2,292	—	2,292
2031-2067	—	—	—	4,700	350	5,050
Secured (c)	11,150	350	1	—	—	11,501
Total principal maturities	$11,150	$350	$1	$11,156	$350	$23,007

Total carrying amount	$11,114	$349	$1	$11,057	$173	$22,694
Debt issuance costs (d)	(34)	(1)	—	(97)	—	(132)
(a)    Pursuant to the Base Indenture, the Supplemental Indentures and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b)    The interest rates shown are the range of contractual rates in effect at December 31, 2025.
(c)    Securitizations, private secured term funding facility, and borrowings under the revolving conduit facilities are not included in the above maturities by period due to their variable monthly payments, which may result in pay-off prior to the stated maturity date. See Note 10 for further information on our long-term debt associated with securitizations, private secured term funding facility, and revolving conduit facilities.
(d)    Debt issuance costs are reported as a direct deduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and the unsecured corporate revolver, which totaled $33 million at December 31, 2025 and are reported in Other assets in our consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At December 31, 2025, the total maximum borrowing capacity of our unsecured corporate revolver was $1.1 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

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

As of December 31, 2025, OMFC was in compliance with all of the covenants under its debt agreements.

Junior Subordinated Debenture

In January of 2007, OMFC issued the Junior Subordinated Debenture, consisting of $350 million aggregate principal amount of 60-year junior subordinated debt. The Junior Subordinated Debenture underlies the trust preferred securities sold by a trust sponsored by OMFC. OMFC can redeem the Junior Subordinated Debenture at par. On December 30, 2013, OMH entered into a guaranty agreement whereby it agreed to fully and unconditionally guarantee, on a junior subordinated basis, the payment of principal, premium (if any), and interest on the Junior Subordinated Debenture. The interest rate on the Junior Subordinated Debenture consists of a variable floating rate (determined quarterly) equal to the 3-month CME Term SOFR plus a spread adjustment of 0.26% plus 1.75%, or 5.92%, as of December 31, 2025.

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

Based upon OMFC’s financial results for the year ended December 31, 2025, a mandatory trigger event did not occur with respect to the interest payment due in January of 2026, as OMFC was in compliance with both required ratios discussed above.

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

We parenthetically disclose on our consolidated balance sheets the VIEs’ assets that can only be used to settle the VIEs’ obligations and liabilities if its creditors have no recourse against the primary beneficiary’s general credit. The carrying amounts of consolidated VIE assets and liabilities associated with our consumer loan securitization trusts, private secured term funding facility, revolving conduit facilities, and credit card revolving VFN facilities were as follows:

(dollars in millions)
December 31,	2025	2024

Assets
Cash and cash equivalents	$5	$4
Net finance receivables	13,418	13,985
Allowance for finance receivable losses	1,558	1,633
Restricted cash and restricted cash equivalents	690	662
Other assets	41	40

Liabilities
Long-term debt	$11,464	$12,384
Other liabilities	30	31

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $631 million in 2025, $624 million in 2024, and $483 million in 2023.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of December 31, 2025, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a borrowing capacity of $400 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to four years as of December 31, 2025. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING FACILITY

At December 31, 2025, the maximum borrowing capacity of $350 million was outstanding under the private secured term funding facility. No principal payments are required to be made until after June 2026, at the earliest, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 17 revolving conduit facilities with a borrowing capacity of $6.0 billion as of December 31, 2025. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to nine years as of December 31, 2025. Amounts drawn on these facilities are collateralized by our consumer loans.

11. Insurance

Our insurance business is conducted through our wholly-owned insurance subsidiaries, American Health and Life Insurance Company (“AHL”) and Triton Insurance Company (“Triton”). AHL is a life and health insurance company licensed in 49 states, the District of Columbia, and Canada to write credit life, credit disability, and non-credit insurance products. Triton is a property and casualty insurance company licensed in 50 states, the District of Columbia, and Canada to write credit involuntary unemployment, credit disability, and collateral protection insurance.

INSURANCE RESERVES

Components of our insurance reserves were as follows:

(dollars in millions)
December 31,	2025	2024

Finance receivable related:
Payable to OMH:
Unearned premium reserves	$715	$685
Claim reserves	76	81
Subtotal *	791	766
Payable to third-party beneficiaries	279	259
Non-finance receivable related	297	316
Total	$1,367	$1,341
* Reported in Unearned insurance premium and claim reserves in our consolidated balance sheets.

Our insurance subsidiaries enter into reinsurance agreements with other insurers. Reserves related to unearned premiums, claims and benefits assumed from non-affiliated insurance companies totaled $262 million and $277 million at December 31, 2025 and 2024, respectively.

Reserves related to unearned premiums, claims and benefits ceded to non-affiliated insurance companies totaled $53 million and $55 million at December 31, 2025 and 2024, respectively.

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) were as follows:

(dollars in millions)
At or for the Years Ended December 31,	2025	2024	2023

Balance at beginning of period	$102	$108	$93
Less reinsurance recoverables	(3)	(3)	(3)
Net balance at beginning of period	99	105	90
Additions for losses and loss adjustment expenses incurred to:
Current year	194	188	173
Prior years *	(8)	(14)	(2)
Total	186	174	171
Reductions for losses and loss adjustment expenses paid related to:
Current year	(127)	(118)	(99)
Prior years	(64)	(63)	(57)
Total	(191)	(181)	(156)
Foreign currency translation adjustment	1	1	—
Net balance at end of period	95	99	105
Plus reinsurance recoverables	3	3	3
Balance at end of period	$98	$102	$108
*    At December 31, 2025, 2024 and 2023, there was a redundancy in the prior years’ net reserves due to favorable development of credit disability claims during the periods.

Incurred claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2025, were as follows:

	Years Ended December 31,					At December 31, 2025
(dollars in millions)	2021 (a)	2022 (a)	2023 (a)	2024 (a)	2025	Incurred-but- not-reported Liabilities (b)	Cumulative Number of Reported Claims	Cumulative Frequency (c)
Credit Insurance
Accident Year
2021	$161	$156	$155	$153	$153	$—	38,279	1.8%
2022	—	140	138	136	136	2	34,421	1.5%
2023	—	—	170	161	160	8	41,242	1.8%
2024	—	—	—	185	178	17	42,578	1.9%
2025	—	—	—	—	191	66	36,249	1.6%
Total					$818
(a) Unaudited.
(b) Includes expected development on reported claims.
(c) Frequency for each accident year is calculated as the ratio of all reported claims incurred to the total exposures in force.

Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance, as of December 31, 2025, were as follows:

	Years Ended December 31,
(dollars in millions)	2021 *	2022 *	2023 *	2024 *	2025
Credit Insurance
Accident Year
2021	$99	$137	$146	$151	$152
2022	—	82	120	129	134
2023	—	—	97	143	153
2024	—	—	—	116	161
2025	—	—	—	—	125
Total					$725

All outstanding liabilities before 2021, net of reinsurance					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$93
* Unaudited.

The reconciliations of the net incurred and paid claims development to the liability for claims and claim adjustment expenses were as follows:

(dollars in millions)
December 31,	2025

Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance:
Credit insurance	$93
Other short-duration insurance lines	2
Total	95

Insurance lines other than short-duration	3
Total gross liability for unpaid claims and claim adjustment expense	$98

We use completion factors to estimate the unpaid claim liability for credit insurance and most other short-duration products. For some products, the unpaid claim liability is estimated as a percent of exposure.

There have been no significant changes in methodologies or assumptions during 2025.

Our average annual percentage payouts of incurred claims by age, net of reinsurance, as of December 31, 2025, were as follows:

Years	1	2	3	4	5
Credit insurance*	63.4%	26.5%	6.5%	3.3%	1.0%
* Unaudited.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$177	$33	$217	$41
Effect of cumulative changes in discount rate assumptions (beginning of period)	(2)	—	(5)	—
Beginning balance at original discount rate	175	33	212	41
Effect of changes in cash flow assumptions	(20)	—	—	—
Effect of actual variances from expected experience	(5)	(2)	(21)	(5)
Adjusted balance at beginning of period	150	31	191	36
Interest accretion	8	2	11	2
Net premiums collected	(23)	(5)	(27)	(5)
Ending balance at original discount rate	135	28	175	33
Effect of changes in discount rate assumptions	3	—	2	—
Balance at ending of period	$138	$28	$177	$33

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$378	$96	$435	$113
Effect of cumulative changes in discount rate assumptions (beginning of period)	(5)	2	(12)	—
Beginning balance at original discount rate	373	98	423	113
Effect of changes in cash flow assumptions	(23)	—	—	—
Effect of actual variances from expected experience	(8)	(2)	(26)	(6)
Adjusted balance at beginning of period	342	96	397	107
Net issuances	5	1	4	1
Interest accretion	19	5	22	5
Benefit payments	(46)	(11)	(50)	(15)
Ending balance at original discount rate	320	91	373	98
Effect of changes in discount rate assumptions	9	(1)	5	(2)
Balance at ending of period	$329	$90	$378	$96

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$191	$62	$201	$63
Deferred profit liability	12	44	12	48
Total net liability for future policy benefits	$203	$106	$213	$111

The weighted-average duration of the liability for future policy benefits at December 31, 2025 and 2024 were 7 years and 8 years, respectively.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the consolidated balance sheets:

	At or for the Years Ended December 31,
(dollars in millions)	2025	2024
Term and whole life	$203	$213
Accidental death and disability protection	106	111
Other*	267	251
Total	$576	$575
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2025		2024
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$283	$104	$365	$122
Discounted	215	76	264	87
Expected future benefit payments:
Undiscounted	440	132	529	144
Discounted	329	90	378	96

The revenue and interest accretion related to our long-duration insurance contracts recognized in the consolidated statements of operations were as follows:

	At or for the Years Ended December 31,
	2025		2024		2023
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$48	$15	$51	$17	$57	$19

Interest accretion	$10	$3	$11	$3	$12	$4

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Years Ended December 31,
	2025		2024
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.38%	0.01%	0.36%	0.01%
Actual	0.38%	0.01%	0.33%	0.01%
Lapses:
Expected	3.30%	1.69%	3.69%	1.83%
Actual	3.72%	2.78%	3.38%	3.43%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Years Ended December 31,
	2025		2024
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.28%	4.85%	5.28%	4.86%
Current discount rate	5.17%	5.36%	5.31%	5.37%

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

Statutory net income for our insurance companies by type of insurance was as follows:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Property and casualty:
Triton	$52	$51	$46

Life and health:
AHL	$87	$97	$100

Statutory capital and surplus for our insurance companies by type of insurance were as follows:

(dollars in millions)
December 31,	2025	2024

Property and casualty:
Triton	$171	$163

Life and health:
AHL	$208	$257

Our insurance companies are also subject to risk-based capital requirements adopted by the Texas DOI. Minimum statutory capital and surplus is the risk-based capital level that would trigger regulatory action. At December 31, 2025 and 2024, our insurance subsidiaries’ statutory capital and surplus exceeded the risk-based capital minimum required levels.

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

Ordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Triton	$—	$—	$58
AHL	$—	$—	$98

Extraordinary dividends paid were as follows:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Triton	$50	$70	$23
AHL	$140	$115	$107

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

Par value and shares authorized at December 31, 2025 were as follows:

	OMH		OMFC
	Preferred Stock *	Common Stock	Special Stock *	Common Stock

Par value	$0.01	$0.01	$—	$0.50
Shares authorized	300,000,000	2,000,000,000	25,000,000	25,000,000
* No shares of OMH preferred stock or OMFC special stock were issued and outstanding at December 31, 2025 or 2024.

Changes in OMH shares of common stock issued and outstanding were as follows:

At or for the Years Ended December 31,	2025	2024	2023

Balance at beginning of period	119,360,509	119,757,277	121,042,125
Common shares issued	290,803	279,812	285,480
Common shares repurchased	(2,528,390)	(755,274)	(1,651,717)
Treasury stock issued	73,870	78,694	81,389
Balance at end of period	117,196,792	119,360,509	119,757,277

OMFC shares issued and outstanding were as follows:

	Special Stock		Common Stock
	2025	2024	2025	2024

Shares issued and outstanding	—	—	10,160,021	10,160,021

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

(dollars in millions, except per share data)
Years Ended December 31,	2025	2024	2023

Numerator (basic and diluted):
Net income	$783	$509	$641
Denominator:
Weighted average number of shares outstanding (basic)	118,664,220	119,659,278	120,382,227
Effect of dilutive securities *	604,336	460,705	247,363
Weighted average number of shares outstanding (diluted)	119,268,556	120,119,983	120,629,590
Earnings per share:
Basic	$6.59	$4.26	$5.33
Diluted	$6.56	$4.24	$5.32
* We have excluded weighted-average unvested restricted stock units totaling 501,400, 667,918, and 1,048,970 for 2025, 2024, and 2023, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

13. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in Discount Rate for Insurance Claims and Policyholder Liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2025
Balance at beginning of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)
Other comprehensive income (loss) before reclassifications	40	1	6	(2)	(5)	40
Balance at end of period	$(41)	$(2)	$(7)	$(3)	$12	$(41)

Year Ended December 31, 2024
Balance at beginning of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
Other comprehensive income (loss) before reclassifications	10	5	(11)	4	(4)	4
Reclassification adjustments from accumulated other comprehensive income	2	—	—	—	—	2
Balance at end of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)

Year Ended December 31, 2023
Balance at beginning of period	$(131)	$(8)	$(5)	$(8)	$25	$(127)
Other comprehensive income (loss) before reclassifications	38	—	3	3	(4)	40
Balance at end of period	$(93)	$(8)	$(2)	$(5)	$21	$(87)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the years ended December 31, 2025, 2024, and 2023.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our consolidated statements of operations were immaterial for the years ended December 31, 2025, 2024, and 2023.

14. Income Taxes

OMH and all of its eligible domestic U.S. subsidiaries file a consolidated life/non-life federal tax return with the IRS. Income taxes from the consolidated federal and state tax returns are allocated to our eligible subsidiaries under a tax sharing agreement with OMH.

The Company’s foreign subsidiaries/branches file tax returns in Canada, Puerto Rico, and the U.S. Virgin Islands. The Company recognizes a deferred tax liability for the undistributed earnings of its foreign operations, if any, as we do not consider the amounts to be permanently reinvested. As of December 31, 2025, the Company had no undistributed foreign earnings.

Components of income before income tax expense were as follows:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Income before income tax expense - U.S. operations	$981	$647	$817
Income before income tax expense - foreign operations	20	20	23
Total	$1,001	$667	$840

Components of income tax expense (benefit) were as follows:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Current:
Federal	$142	$157	$194
Foreign	6	5	4
State	27	38	37
Total current	175	200	235

Deferred:
Federal	45	(26)	(25)
State	(2)	(16)	(11)
Total deferred	43	(42)	(36)
Total	$218	$158	$199

Expense from foreign income taxes includes foreign subsidiaries/branches that operate in Canada, Puerto Rico, and the U.S. Virgin Islands.

OMH's and OMFC’s reconciliations of the U.S. statutory federal income tax rate to the effective income tax rate were as follows:

Years Ended December 31,	2025		2024		2023

Statutory federal income tax rate	$210	21.00%	$140	21.00%	$176	21.00%

State income taxes, net of federal*	24	2.39	12	1.80	21	2.55
Tax credits	(15)	(1.52)	(4)	(0.66)	(8)	(0.94)
Changes in unrecognized tax benefits	(5)	(0.47)	6	0.95	5	0.45
Nontaxable or nondeductible items	3	0.29	4	0.56	7	0.88
Change in valuation allowance	3	0.29	(2)	(0.37)	5	0.61
Other, net	(2)	(0.15)	2	0.35	(7)	(0.95)
Effective income tax rate	$218	21.83%	$158	23.63%	$199	23.60%
*    State taxes in California, Pennsylvania, Illinois and New York comprise the majority of the state tax effect in 2025, California, Illinois, Pennsylvania, New York, Florida and New Jersey comprise the majority in 2024, and California, Pennsylvania, Illinois, New York, Florida, and New Jersey comprise the majority in 2023.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (all of which would affect the effective income tax rate if recognized) is as follows:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Balance at beginning of year	$20	$11	$6
Increases (decreases) in tax positions for prior years	(5)	10	—
Increases in tax positions for current years	2	2	6
Lapse in statute of limitations	(1)	(2)	(1)
Settlements with tax authorities	(2)	(1)	—
Balance at end of year	$14	$20	$11

Our gross unrecognized tax benefits include related interest and penalties. We accrue interest and penalties related to uncertain tax positions in income tax expense.

We are periodically subject to examination by various tax authorities. We are currently under examination for the years 2021 to 2023. Management believes it has adequately provided for taxes for such years.

Components of deferred tax assets and liabilities were as follows:

(dollars in millions)
December 31,	2025	2024

Deferred tax assets:
Allowance for loan losses	$714	$672
Net operating losses and tax credits	53	52
Capitalized research and experimental costs	6	40
Insurance reserves	34	31
Pension/employee benefits	31	28
Fair value of equity and securities investments	7	17
Other	58	54
Total	903	894

Deferred tax liabilities:
Goodwill	232	208
Deferred loan fees	61	57
Debt fair value adjustment	42	43
Fixed assets	32	2
Other	42	30
Total	409	340

Net deferred tax assets before valuation allowance	494	554
Valuation allowance	(30)	(37)
Net deferred tax assets	$464	$517

The gross deferred tax liabilities are expected to reverse in time, and projected taxable income is expected to be sufficient to create positive taxable income, which will allow for the realization of all of our gross federal deferred tax assets and a portion of the state deferred tax assets.

At December 31, 2025, we had state net operating loss carryforwards of $919 million compared to $789 million at December 31, 2024. The state net operating loss carryforwards mostly expire between 2036 and 2046, except for some states which conform to the federal rules for indefinite carryforward. We had a valuation allowance on our gross state deferred tax assets, net of deferred federal tax benefit, of $19 million and $29 million at December 31, 2025 and 2024, respectively. The total valuation allowance was established based on management’s determination that the deferred tax assets are more likely than not to not be realized.

15. Leases and Contingencies

LEASES

Our operating leases primarily consist of leased office space, automobiles, and information technology equipment and have remaining lease terms of one to nine years.

Our operating right-of-use asset and lease liability balances were $120 million and $129 million, respectively, at December 31, 2025 and $152 million and $162 million, respectively, at December 31, 2024.

At December 31, 2025, maturities of lease liabilities, excluding leases on a month-to-month basis, were as follows:

(dollars in millions)	Operating Leases

2026	$54
2027	41
2028	23
2029	12
2030	5
Thereafter	3
Total lease payments	138
Imputed interest	(9)
Total	$129

Weighted Average Remaining Lease Term	3.13
Weighted Average Discount Rate	4.99%

Operating lease cost and variable lease cost, which are recorded in Other operating expenses in our consolidated statements of operations, were as follows:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Operating lease cost	$62	$69	$63
Variable lease cost	15	16	15
Total	$77	$85	$78

Our sublease income was immaterial for the years ended December 31, 2025, 2024, and 2023.

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

DEFINED CONTRIBUTION PLANS

OneMain 401(k) Plan

The OneMain 401(k) Plan (the “401(k) Plan”) provided for a 100% Company matching on the first 4% of the salary reduction contributions of the U.S. employees for 2025, 2024, and 2023. The salaries and benefits expense associated with this plan was $20 million in 2025 and $19 million in 2024 and 2023.

In addition, the Company may make a discretionary profit sharing contribution to the 401(k) Plan. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In no event, however, will the discretionary profit sharing contribution exceed 4% of annual pay. The Company did not make any discretionary profit sharing contributions to the 401(k) Plan in 2025, 2024, or 2023.

OneMain Nonqualified Deferred Compensation Plan

The OneMain Holdings, Inc. Nonqualified Deferred Compensation Plan (the “NQDC Plan”) provides certain eligible employees with the option to defer receipt of some or all of their annual cash incentives and some of their base salaries earned on or after January 1, 2022. Employer contributions are not permitted under the NQDC Plan and employee contributions are fully vested at all times. Distributions of participant accounts are made following a participant’s separation of service, death, disability, unforeseeable emergency or as of a future payment date specified by the participant. The NQDC Plan assets and related obligation were immaterial as of December 31, 2025, 2024, and 2023.

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

(dollars in millions)
At or for the Years Ended December 31,	2025	2024	2023

Projected benefit obligation, beginning of period	$254	$277	$275
Interest cost	13	12	13
Actuarial loss (gain) (a)	3	(19)	5
Benefits paid:
Plan assets	(16)	(16)	(16)
Projected benefit obligation, end of period (b)	254	254	277

Fair value of plan assets, beginning of period	270	283	278
Actual return on plan assets, net of expenses	21	1	20
Company contributions	1	2	1
Benefits paid:
Plan assets	(16)	(16)	(16)
Fair value of plan assets, end of period (b)	276	270	283
Funded status, end of period	$22	$16	$6

Net plan assets recognized in our consolidated balance sheets (b)	$22	$16	$6

Pretax net loss recognized in Accumulated other comprehensive loss	$(2)	$(3)	$(9)
(a)    For the years ended December 31, 2025, 2024, and 2023, the actuarial gains or losses were due to year-over-year fluctuations in discount rates used to calculate the present value of benefit obligations for the defined benefit plans. Adoption of updated mortality assumptions had additional impacts on calculation of gains or losses.
(b)    Includes one overfunded benefit plan with net plan assets recognized in Other assets in our consolidated balance sheets of $30 million, $25 million, and $17 million at December 31, 2025, 2024, and 2023, respectively, and three underfunded benefit plans with net projected benefit obligations recognized in Other liabilities in our consolidated balance sheets of $8 million, $9 million, and $11 million at December 31, 2025, 2024, and 2023, respectively.

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive income or loss with respect to the defined benefit pension plans:

(dollars in millions)
Years Ended December 31,	2025	2024	2023

Components of net periodic benefit cost:
Interest cost	$13	$12	$13
Expected return on assets	(17)	(15)	(15)
Net periodic benefit cost	(4)	(3)	(2)

Other changes in plan assets and projected benefit obligation recognized in other comprehensive income or loss:
Net actuarial (gain) loss	(1)	(6)	—
Total recognized in other comprehensive income	(1)	(6)	—

Total recognized in net periodic benefit cost and other comprehensive income	$(5)	$(9)	$(2)

Assumptions

The following table summarizes the weighted average assumptions used to determine the projected benefit obligations and the net periodic benefit costs:

December 31,	2025	2024

Projected benefit obligation:
Discount rate	5.33%	5.44%

Net periodic benefit costs:
Discount rate	5.44%	4.70%
Expected long-term rate of return on plan assets	6.42%	5.53%

Discount Rate Methodology

The projected benefit cash flows were discounted using the spot rates derived from the unadjusted FTSE Pension Discount Curve at December 31, 2025 and 2024, and an equivalent weighted average discount rate was derived that resulted in the same liability.

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

At December 31, 2025, the actual asset allocation for the primary asset classes was 96% in fixed income securities and 4% in equity securities. The 2026 target asset allocation for the primary asset classes is 95% in fixed income securities and 5% in equity securities. The actual allocation may differ from the target allocation at any particular point in time.

The expected long-term rate of return for the plans was 6.4% for the Springleaf Retirement Plan and 7.0% for the CommoLoCo Retirement Plan for 2025. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by the Company together are expected to maintain the plans’ ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term, and thus, not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Expected Cash Flows

The expected future benefit payments, net of participants’ contributions, of our defined benefit pension plans at December 31, 2025 are as follows:

(dollars in millions)	Expected Future Benefit Payments

2026	$17
2027	17
2028	17
2029	17
2030	17
2031-2035	88

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

The following table presents information about our plan assets measured at fair value and indicates the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

(dollars in millions)	Level 1	Level 2	Level 3	Total

December 31, 2025
Assets:
Cash and cash equivalents	$5	$—	$—	$5
Equity securities:
U.S. (a)	1	—	—	1
Fixed income securities:
U.S. investment grade (b)	5	188	—	193
Total	$11	$188	$—	$199
Investments measured at NAV (c)				77
Total investments at fair value				$276

December 31, 2024
Assets:
Cash and cash equivalents	$3	$—	$—	$3
Equity securities:
U.S. (a)	1	—	—	1
International (d)	1	—	—	1
Fixed income securities:
U.S. investment grade (b)	7	178	—	185
U.S. high yield (e)	—	1	—	1
Total	$12	$179	$—	$191
Investments measured at NAV (c)				79
Total investments at fair value				$270
(a)    Includes mutual funds that track common market indexes such as the S&P 500, as well as other indexes comprised of investments in small and large cap companies.
(b)    Includes mutual funds and collective investment trusts invested in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.
(c)    We have elected the practical expedient to exclude certain investments that were measured at net asset value ("NAV") per share (or equivalent) from the fair value hierarchy.
(d)    Includes mutual funds that track common market indexes comprised of investments in companies in emerging and developed markets.
(e)    Includes mutual funds and collective investment trusts invested in securities or debt obligations that have a rating below investment grade.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on our investment strategy, we have no significant concentrations of risks.

17. Share-Based Compensation

ONEMAIN HOLDINGS, INC. AMENDED 2013 OMNIBUS INCENTIVE PLAN

In 2013, OMH adopted the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (the “Omnibus Plan”). As of December 31, 2025, 11,468,796 shares of common stock were reserved for issuance under the Omnibus Plan. The amount of shares reserved is adjusted annually at the beginning of the year by a number of shares equal to the excess of 10% of the number of outstanding shares on the last day of the previous fiscal year over the number of shares reserved and available for issuance as of the last day of the previous fiscal year. The Omnibus Plan allows for issuance of stock options, RSUs, restricted stock awards, stock appreciation rights, and other stock-based awards and cash awards.

Total share-based compensation expense, net of forfeitures, for all equity-based awards totaled $34 million, $28 million, and $34 million during 2025, 2024, and 2023, respectively. The total income tax benefit recognized for stock-based compensation was $6 million, $6 million, and $9 million in 2025, 2024, and 2023, respectively. As of December 31, 2025, there was total unrecognized compensation expense of $30 million related to unvested stock-based awards that are expected to be recognized over a weighted average period of approximately two years.

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

Expense for service-based awards is amortized on a straight-line basis over the vesting period, based on the number of awards that are ultimately expected to vest. The weighted-average grant date fair value of service-based awards issued in 2025, 2024, and 2023, was $56.30, $46.92, and $42.09, respectively. The total fair value of service-based awards that vested during 2025, 2024, and 2023 was $25 million, $24 million, and $21 million, respectively.

The following table summarizes the service-based stock activity and related information for the Omnibus Plan for 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2025	879,146	$45.69
Granted	460,935	56.30
Vested	(520,917)	47.30
Forfeited	(31,268)	51.15
Unvested at December 31, 2025	787,896	50.59	1.67

Performance-based Awards

During 2025, 2024 and 2023, OMH awarded certain executives performance-based awards that may be earned based on the financial performance of OMH or the market performance of OMH’s common stock. These awards are subject to the achievement of performance goals during either a cumulative three-year period or up to a seven-year period. The awards are considered earned after the attainment of the performance goal, which can occur during or after the performance period when results have been evaluated and approved by the Compensation Committee, and vest according to their certain terms and conditions.

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

The weighted average grant date fair value of performance-based awards issued in 2025, 2024, and 2023 was $61.48, $49.68, and $44.69, respectively. The total fair value of performance-based awards that vested was immaterial during 2025, 2024, and 2023.

The following table summarizes the performance-based stock activity and related information for the Omnibus Plan for 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in Years)

Unvested as of January 1, 2025	942,623	$42.12
Granted	151,139	61.48
Vested	—	—
Forfeited	(127,143)	46.73
Unvested at December 31, 2025	966,619	44.54	1.55

OTHER STOCK-BASED PLANS

Employee Stock Purchase Plan

The OneMain Employee Stock Purchase Plan (“ESP Plan”) provides certain eligible employees the opportunity to purchase shares of common stock at a discount. The ESP Plan qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and as such is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Board and stockholders of OMH approved and authorized 1,000,000 shares for issuance under the ESP Plan and became effective January 1, 2022. The Company issued 73,870 shares, 78,694 shares and 81,389 shares of treasury stock associated with the ESP Plan in 2025, 2024, and 2023, respectively. The Company’s expense associated with the ESP Plan is recorded in Salaries and benefits on our consolidated statements of operations and was immaterial during 2025, 2024, and 2023.

18. Segment Information

At December 31, 2025, 2024, and 2023, Consumer and Insurance (“C&I”) was our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

The following tables present information about C&I and Other, as well as reconciliations to the consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

At or for the Year Ended December 31, 2025
Interest income	$5,432	$3	$20	$5,455
Interest expense	1,270	1	1	1,272
Provision for finance receivable losses	1,999	—	(2)	1,997
Net interest income after provision for finance receivable losses	2,163	2	21	2,186
Other revenues	715	7	(2)	720
Salaries and benefits	918	5	—	923
Other operating expenses	774	8	2	784
Insurance policy benefits and claims	198	—	—	198
Income (loss) before income tax expense (benefit)	$988	$(4)	$17	$1,001

Assets	$26,240	$7	$1,141	$27,388

At or for the Year Ended December 31, 2024
Interest income	$4,965	$3	$25	$4,993
Interest expense	1,181	1	3	1,185
Provision for finance receivable losses	1,981	—	59	2,040
Net interest income after provision for finance receivable losses	1,803	2	(37)	1,768
Other revenues	689	7	(1)	695
Salaries and benefits	875	4	—	879
Other operating expenses	721	6	1	728
Insurance policy benefits and claims	189	—	—	189
Income (loss) before income tax expense (benefit)	$707	$(1)	$(39)	$667

Assets	$24,774	$12	$1,124	$25,910

At or for the Year Ended December 31, 2023
Interest income	$4,559	$4	$1	$4,564
Interest expense	1,015	2	2	1,019
Provision for finance receivables losses	1,721	—	—	1,721
Net interest income after provision for finance receivable losses	1,823	2	(1)	1,824
Other revenues	727	8	—	735
Salaries and benefits	848	7	—	855
Other operating expenses	668	9	(2)	675
Insurance policy benefits and claims	189	—	—	189
Income (loss) before income tax expense (benefit)	$845	$(6)	$1	$840

Assets	$23,056	$20	$1,218	$24,294

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2025
Assets
Cash and cash equivalents	$860	$54	$—	$914	$914
Investment securities	57	1,530	3	1,590	1,590
Net finance receivables, less allowance for finance receivable losses	—	—	24,440	24,440	21,968
Restricted cash and restricted cash equivalents	699	—	—	699	699
Other assets *	—	—	31	31	18

Liabilities
Long-term debt	$—	$23,204	$—	$23,204	$22,694

December 31, 2024
Assets
Cash and cash equivalents	$453	$5	$—	$458	$458
Investment securities	54	1,550	3	1,607	1,607
Net finance receivables, less allowance for finance receivable losses	—	—	22,904	22,904	20,849
Restricted cash and restricted cash equivalents	677	7	—	684	684
Other assets *	—	—	36	36	23

Liabilities
Long-term debt	$—	$21,531	$—	$21,531	$21,438
*Other assets at December 31, 2025 and December 31, 2024 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicate the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2025
Assets
Cash equivalents in mutual funds	$48	$—	$—	$48
Cash equivalents in securities	—	53	—	53
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	56	—	56
Non-U.S. government and government sponsored entities	—	157	—	157
Corporate debt	6	1,022	2	1,030
RMBS	—	190	—	190
CMBS	—	22	—	22
CDO/ABS	—	64	—	64
Total available-for-sale securities	6	1,524	2	1,532
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	3	—	3
Total bonds	—	6	—	6
Preferred stock	12	—	—	12
Common stock	39	—	1	40
Total other securities	51	6	1	58
Total investment securities	57	1,530	3	1,590
Restricted cash equivalents in mutual funds	620	—	—	620
Total	$725	$1,583	$3	$2,311

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2024
Assets
Cash equivalents in mutual funds	$55	$—	$—	$55
Cash equivalents in securities	—	5	—	5
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	12	—	12
Obligations of states, municipalities, and political subdivisions	—	61	—	61
Commercial paper	—	9	—	9
Non-U.S. government and government sponsored entities	—	155	—	155
Corporate debt	6	1,014	1	1,021
RMBS	—	184	—	184
CMBS	—	27	—	27
CDO/ABS	—	70	—	70
Total available-for-sale securities	6	1,532	1	1,539
Other securities
Bonds:
Corporate debt	—	4	—	4
CDO/ABS	—	14	—	14
Total bonds	—	18	—	18
Preferred stock	13	—	—	13
Common stock	35	—	2	37
Total other securities	48	18	2	68
Total investment securities	54	1,550	3	1,607
Restricted cash equivalents in mutual funds	672	—	—	672
Restricted cash equivalents in securities	—	7	—	7
Total	$781	$1,562	$3	$2,346

Due to the insignificant activity within the Level 3 assets during the years ended December 31, 2025 and 2024, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the years ended December 31, 2025 and 2024.

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

We estimate the fair values associated with the variable rate private secured term funding facility, revolving conduit facilities, and credit card revolving VFN facilities to be equal to par.

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

As of December 31, 2025, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH's disclosure controls and procedures were effective as of December 31, 2025 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMH's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMH's management concluded that OMH's internal control over financial reporting was effective as of December 31, 2025.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements as of December 31, 2025 included in this Annual Report on Form 10-K, has also audited the effectiveness of OMH's internal control over financial reporting as of December 31, 2025. The Report of Independent Registered Public Accounting Firm is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in OMH's internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, OMH's internal control over financial reporting.

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

As of December 31, 2025, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC's disclosure controls and procedures were effective as of December 31, 2025 to provide the reasonable assurance described above.

Management’s Report on Internal Control over Financial Reporting

OMFC's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Based on this evaluation, OMFC's management concluded that OMFC's internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC's internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, OMFC's internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, the Company’s directors and Section 16 reporting officers adopted the following stock trading plans, each of which was designed to comply with Rule 10b5-1(c) under the Exchange Act:

On November 18, 2025, Micah R. Conrad, Executive Vice President and Chief Operating Officer, entered into a stock trading plan under which he may sell up to 15,000 shares of common stock over a period of time ending on February 17, 2027.

Other than as described above, during the quarter ended December 31, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in OMH’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of OMH’s fiscal year-end (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of OneMain Holdings, Inc. and OneMain Finance Corporation and their subsidiaries are included in Part II - Item 8:

Consolidated Balance Sheets, December 31, 2025 and 2024

Consolidated Statements of Operations, years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Comprehensive Income, years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows, years ended December 31, 2025, 2024, and 2023

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

3.2	Amendment to Restated Certificate of Incorporation of OneMain Holdings, Inc. Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on November 17, 2015.

3.3	Amended and Restated Certificate of Incorporation of OneMain Holdings, Inc. Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on June 10, 2025.

3.4
Amended and Restated Articles of Incorporation of OneMain Finance Corporation (formerly Springleaf Finance Corporation), as amended to date. Incorporated by reference to Exhibit 3a. to Springleaf Finance Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011 (File No. 001-06155).

3.5	Amended and Restated Bylaws of OneMain Holdings, Inc. (formerly Springleaf Holdings, Inc.). Incorporated by reference to Exhibit 3.1 to OMH’s Current Report on Form 8-K filed on June 15, 2023.

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

Exhibit
4.2.7
Fourteenth Supplemental Indenture, dated as of June 20, 2023, among OneMain Finance Corporation, OneMain Holdings, Inc., Wilmington Trust, National Association and HSBC Bank USA, National Association. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K on June 21, 2023.

4.2.8
Sixteenth Supplemental Indenture, dated as of December 13, 2023, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.875% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on December 13, 2023.

4.2.9
Seventeenth Supplemental Indenture, dated as of May 22, 2024, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.500% Senior Notes due 2031 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on May 22, 2024.

4.2.10
Eighteenth Supplemental Indenture, dated as of August 19, 2024, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 7.125% Senior Notes due 2031 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on August 19, 2024.

4.2.11
Nineteenth Supplemental Indenture, dated as of November 4, 2024, among OneMain Finance Corporation, OneMain Holdings, Inc. and HSBC Bank USA, National Association, as series trustee (including the form of the 6.625% Senior Notes due 2029 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to OMH’s Current Report on Form 8-K filed on November 4. 2024.

4.2.12
Twentieth Supplemental Indenture, dated as of March 13, 2025, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and HSBC Bank USA, National Association as Trustee (including form of 6.750% Senior Notes due 2032 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on March 13, 2025.

4.2.13
Twenty-First Supplemental Indenture, dated as of June 11, 2025, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and HSBC Bank USA, Trust, National Association as Trustee (including form of 7.125% Senior Notes due 2032 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on June 11, 2025.

4.2.14
Twenty-Second Supplemental Indenture, dated as of August 12, 2025, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 6.125% Senior Notes due 2030 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on August 12, 2025.

4.2.15
Twenty-Third Supplemental Indenture, dated as of September 17, 2025, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 6.500% Senior Notes due 2033 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on September 17, 2025.

4.2.16
Twenty-Fourth Supplemental Indenture, dated as of December 18, 2025, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 6.750% Senior Notes due 2033 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on December 18, 2025.

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

Exhibit
10.2.3*
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan (Executive Team), effective for grants on or after July 16, 2021. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed on October 21, 2021.

10.2.4*
Form of Performance-Based Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, effective for grants on or after January 20, 2023. Incorporated by reference to Exhibit 10.2.7 to our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 10, 2023.

10.2.5*
Form of Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended and Restated 2013 Omnibus Incentive Plan (Executive Team), effective for grants on or after February 6, 2025. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 2, 2025.

10.2.6*
Form of Performance-Based Restricted Stock Unit Award Agreement under the OneMain Holdings, Inc. Amended 2013 Omnibus Incentive Plan, effective for grants on or after February 6, 2025. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 2, 2025.

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

OMH Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2026.

ONEMAIN HOLDINGS, INC.
(Registrant)

By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2026.

/s/ Douglas H. Shulman	/s/ Christopher A. Halmy
Douglas H. Shulman	Christopher A. Halmy
(President, Chief Executive Officer, Chairman of the Board, and Director — Principal Executive Officer)	(Director)

/s/ Jeannette E. Osterhout	/s/ Richard A. Smith
Jeannette E. Osterhout	Richard A. Smith
(Executive Vice President and Chief Financial Officer — Principal Financial Officer)	(Director)

/s/ Michael A. Hedlund	/s/ Phyllis R. Caldwell
Michael A. Hedlund	Phyllis R. Caldwell
(Senior Vice President and Group Controller — Principal Accounting Officer)	(Director)

/s/ Roy A. Guthrie	/s/ Philip L. Bronner
Roy A. Guthrie	Philip L. Bronner
(Director)	(Director)

/s/ Toos N. Daruvala	/s/ Andrew D. Macdonald
Toos N. Daruvala	Andrew D. Macdonald
(Director)	(Director)

OMFC Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2026.

ONEMAIN FINANCE CORPORATION
(Registrant)

By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2026.

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