Form 10-Q
period 2026-03-31
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2026-05-01
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2026

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At April 21, 2026, there were 115,530,952 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At April 21, 2026, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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
Gross finance receivables
the unpaid principal balance of our consumer loans, net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, interest, and fees

Indenture	the Base Indenture, together with all subsequent Supplemental Indentures
Junior Subordinated Debenture	$350 million aggregate principal amount of 60-year junior subordinated debt issued by OMFC under an indenture dated January 22, 2007, by and between OMFC and Deutsche Bank Trust Company, as trustee, and guaranteed by OMH
KBRA	Kroll Bond Rating Agency, Inc.
Managed receivables	consist of our C&I net finance receivables, finance receivables serviced for our whole loan sale partners and auto finance loans originated by third parties
Modified finance receivables	finance receivable contractually modified as a result of the borrower’s financial difficulties
Moody’s	Moody’s Investors Service, Inc.
Net charge-off ratio	annualized net charge-offs as a percentage of average net receivables
Net finance receivables	gross finance receivables plus deferred origination costs. Consumer loans also include accrued finance charges and fees and exclude unearned fees
Net interest income	interest income less interest expense
ODART	OneMain Direct Auto Receivables Trust
OMFC	OneMain Finance Corporation

Term or Abbreviation	Definition

OMFCT	OneMain Financial Credit Card Trust
OMFH	OneMain Financial Holdings, LLC
OMFIT	OneMain Financial Issuance Trust
OMH	OneMain Holdings, Inc.
OneMain	OneMain Holdings, Inc. and OneMain Finance Corporation, collectively with their subsidiaries
Open accounts	consist of all credit card accounts, except for charged-off accounts and closed accounts with a zero balance as of period end
Origination volume	loans originated during the period, including those originated and sold to our whole loan sale partners that we continue to service
Other securities	primarily consist of equity securities and those securities for which the fair value option was elected. Other securities recognize unrealized gains and losses in investment revenues
Personal loans	loans secured by automobiles, other collateral, or are unsecured and offered through our branch network, central operations, or digital platform
Pretax capital generation
a non-GAAP financial measure used by management as a key performance measure of our segment, defined as C&I adjusted pretax income (loss) excluding the change in C&I allowance for finance receivable losses in the period while still considering the C&I net charge-offs incurred during the period

Private Secured Term Funding	$350 million borrowing capacity issued on April 25, 2022
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
S&P	S&P Global Ratings
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; Seventeenth Supplemental Indenture, dated May 22, 2024; Eighteenth Supplemental Indenture, dated August 19, 2024; Nineteenth Supplemental Indenture, dated November 4, 2024; Twentieth Supplemental Indenture, dated March 13, 2025; Twenty-First Supplemental Indenture, dated June 11, 2025; Twenty-Second Supplemental Indenture, dated August 12, 2025; Twenty-Third Supplemental Indenture, dated September 17, 2025; Twenty-Fourth Supplemental Indenture. dated December 18, 2025.
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan
Unencumbered receivables
unencumbered unpaid principal balance of our consumer loans and credit cards. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card receivables include those in the trust that exceed the minimum for securing advances under credit card variable funding note facilities, which the Company can remove from the trust under the terms of such facilities, and exclude interest, fees, and closed accounts with balances

Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.1 billion, payable and due on September 6, 2029

Term or Abbreviation	Definition

Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
VFN	variable funding note
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2026	December 31, 2025

Assets
Cash and cash equivalents	$834	$914
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.6 billion in 2026, respectively, and $1.5 billion and $1.6 billion in 2025, respectively)	1,614	1,590
Net finance receivables (includes loans of consolidated VIEs of $13.5 billion in 2026 and $13.4 billion in 2025)	24,447	24,833
Unearned insurance premium and claim reserves	(771)	(791)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.5 billion in 2026 and $1.6 billion in 2025)	(2,819)	(2,865)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	20,857	21,177
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $717 million in 2026 and $690 million in 2025)	728	699
Goodwill	1,474	1,474
Other intangible assets	281	282
Other assets	1,230	1,252
Total assets	$27,018	$27,388

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $11.6 billion in 2026 and $11.5 billion in 2025)	$22,396	$22,694
Insurance claims and policyholder liabilities	566	576
Deferred and accrued taxes	55	35
Other liabilities (includes other liabilities of consolidated VIEs of $29 million in 2026 and $30 million in 2025)	624	682
Total liabilities	23,641	23,987
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 115,627,261 and 117,196,792 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,750	1,757
Accumulated other comprehensive loss	(53)	(41)
Retained earnings	2,680	2,579
Treasury stock, at cost; 20,397,289 and 18,514,904 shares at March 31, 2026 and December 31, 2025, respectively	(1,001)	(895)
Total shareholders’ equity	3,377	3,401
Total liabilities and shareholders’ equity	$27,018	$27,388

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2026	2025

Interest income	$1,387	$1,308

Interest expense	322	312

Net interest income	1,065	996

Provision for finance receivable losses	465	456

Net interest income after provision for finance receivable losses	600	540

Other revenues:
Insurance	112	110
Investment	23	26
Gain on sales of finance receivables	16	16
Net loss on repurchases and repayments of debt	(3)	(5)
Other	49	41
Total other revenues	197	188

Other expenses:
Salaries and benefits	240	218
Other operating expenses	209	186
Insurance policy benefits and claims	52	49
Total other expenses	501	453

Income before income taxes	296	275

Income taxes	70	62

Net income	$226	$213

Share Data:
Weighted average number of shares outstanding:
Basic	116,724,709	119,399,008
Diluted	117,272,604	119,969,713
Earnings per share:
Basic	$1.93	$1.79
Diluted	$1.93	$1.78

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2026	2025

Net income	$226	$213

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(15)	21
Foreign currency translation adjustments	(2)	—
Changes in discount rate for insurance claims and policyholder liabilities	3	1
Other	(1)	(1)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	3	(5)
Foreign currency translation adjustments	1	—
Changes in discount rate for insurance claims and policyholder liabilities	(1)	—
Other comprehensive income (loss), net of tax	(12)	16

Comprehensive income	$214	$229

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended March 31, 2026
Balance, January 1, 2026	$1	$1,757	$(41)	$2,579	$(895)	$3,401
Common stock repurchased	—	—	—	—	(107)	(107)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	11	—	—	—	11
Withholding tax on share-based compensation	—	(18)	—	—	—	(18)
Other comprehensive income	—	—	(12)	—	—	(12)
Cash dividends *	—	—	—	(125)	—	(125)
Net income	—	—	—	226	—	226
Balance, March 31, 2026	$1	$1,750	$(53)	$2,680	$(1,001)	$3,377

Three Months Ended March 31, 2025
Balance, January 1, 2025	$1	$1,734	$(81)	$2,296	$(759)	$3,191
Common stock repurchased	—	—	—	—	(16)	(16)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	10	—	—	—	10
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	16	—	—	16
Cash dividends *	—	—	—	(125)	—	(125)
Net income	—	—	—	213	—	213
Balance, March 31, 2025	$1	$1,734	$(65)	$2,384	$(774)	$3,280

* Cash dividends declared were $1.05 per share and $1.04 per share during the three months ended March 31, 2026 and 2025, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2026	2025

Cash flows from operating activities
Net income	$226	$213
Reconciling adjustments:
Provision for finance receivable losses	465	456
Depreciation and amortization	74	70
Deferred income tax charge	29	15
Net loss on repurchases and repayments of debt	3	5
Share-based compensation expense, net of forfeitures	11	10
Gain on sales of finance receivables	(16)	(16)
Other	(3)	(1)
Cash flows due to changes in other assets and other liabilities	(50)	(87)
Net cash provided by operating activities	739	665

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(526)	(552)
Proceeds from sales of finance receivables	362	274
Available-for-sale securities purchased	(115)	(109)
Available-for-sale securities called, sold, and matured	74	74
Other securities purchased	(3)	(2)
Other securities called, sold, and matured	4	5
Other, net	(23)	(21)
Net cash used for investing activities	(227)	(331)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	1,101	1,485
Repayments and repurchases of long-term debt	(1,412)	(1,447)
Cash dividends	(128)	(126)
Common stock repurchased	(107)	(16)
Treasury stock issued	1	1
Withholding tax on share-based compensation	(18)	(10)
Net cash used for financing activities	(563)	(113)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(51)	221
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,613	1,142
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,562	$1,363

Supplemental cash flow information
Cash and cash equivalents	$834	$627
Restricted cash and restricted cash equivalents	728	736
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,562	$1,363
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	March 31, 2026	December 31, 2025

Assets
Cash and cash equivalents	$793	$898
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.6 billion in 2026, respectively, and $1.5 billion and $1.6 billion in 2025, respectively)	1,614	1,590
Net finance receivables (includes loans of consolidated VIEs of $13.5 billion in 2026 and $13.4 billion in 2025)	24,447	24,833
Unearned insurance premium and claim reserves	(771)	(791)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.5 billion in 2026 and $1.6 billion in 2025)	(2,819)	(2,865)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	20,857	21,177
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $717 million in 2026 and $690 million in 2025)	728	699
Goodwill	1,474	1,474
Other intangible assets	281	282
Other assets	1,230	1,252
Total assets	$26,977	$27,372

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $11.6 billion in 2026 and $11.5 billion in 2025)	$22,396	$22,694
Insurance claims and policyholder liabilities	566	576
Deferred and accrued taxes	56	36
Other liabilities (includes other liabilities of consolidated VIEs of $29 million in 2026 and $30 million in 2025)	621	682
Total liabilities	23,639	23,988
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at March 31, 2026 and December 31, 2025	5	5
Additional paid-in capital	1,994	2,001
Accumulated other comprehensive loss	(53)	(41)
Retained earnings	1,392	1,419
Total shareholder’s equity	3,338	3,384
Total liabilities and shareholder’s equity	$26,977	$27,372

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2026	2025

Interest income	$1,387	$1,308

Interest expense	322	312

Net interest income	1,065	996

Provision for finance receivable losses	465	456

Net interest income after provision for finance receivable losses	600	540

Other revenues:
Insurance	112	110
Investment	23	26
Gain on sales of finance receivables	16	16
Net loss on repurchases and repayments of debt	(3)	(5)
Other	49	41
Total other revenues	197	188

Other expenses:
Salaries and benefits	240	218
Other operating expenses	209	186
Insurance policy benefits and claims	52	49
Total other expenses	501	453

Income before income taxes	296	275

Income taxes	70	62

Net income	$226	$213

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2026	2025

Net income	$226	$213

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(15)	21
Foreign currency translation adjustments	(2)	—
Changes in discount rate for insurance claims and policyholder liabilities	3	1
Other	(1)	(1)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	3	(5)
Foreign currency translation adjustments	1	—
Changes in discount rate for insurance claims and policyholder liabilities	(1)	—
Other comprehensive income (loss), net of tax	(12)	16

Comprehensive income	$214	$229

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended March 31, 2026
Balance, January 1, 2026	$5	$2,001	$(41)	$1,419	$3,384
Share-based compensation expense, net of forfeitures	—	11	—	—	11
Withholding tax on share-based compensation	—	(18)	—	—	(18)
Other comprehensive income	—	—	(12)	—	(12)
Cash dividends	—	—	—	(253)	(253)
Net income	—	—	—	226	226
Balance, March 31, 2026	$5	$1,994	$(53)	$1,392	$3,338

Three Months Ended March 31, 2025
Balance, January 1, 2025	$5	$1,978	$(81)	$1,253	$3,155
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Withholding tax on share-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	16	—	16
Cash dividends	—	—	—	(123)	(123)
Net income	—	—	—	213	213
Balance, March 31, 2025	$5	$1,978	$(65)	$1,343	$3,261

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(dollars in millions)	2026	2025

Cash flows from operating activities
Net income	$226	$213
Reconciling adjustments:
Provision for finance receivable losses	465	456
Depreciation and amortization	74	70
Deferred income tax charge	29	15
Net loss on repurchases and repayments of debt	3	5
Share-based compensation expense, net of forfeitures	11	10
Gain on sales of finance receivables	(16)	(16)
Other	(3)	(1)
Cash flows due to changes in other assets and other liabilities	(53)	(89)
Net cash provided by operating activities	736	663

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(526)	(552)
Proceeds from sales of finance receivables	362	274
Available-for-sale securities purchased	(115)	(109)
Available-for-sale securities called, sold, and matured	74	74
Other securities purchased	(3)	(2)
Other securities called, sold, and matured	4	5
Other, net	(23)	(21)
Net cash used for investing activities	(227)	(331)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	1,101	1,485
Repayments and repurchases of long-term debt	(1,412)	(1,447)
Cash dividends	(256)	(124)
Withholding tax on share-based compensation	(18)	(10)
Net cash used for financing activities	(585)	(96)

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(76)	236
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,597	1,108
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,521	$1,344

Supplemental cash flow information
Cash and cash equivalents	$793	$608
Restricted cash and restricted cash equivalents	728	736
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,521	$1,344
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2026

1. Business and Basis of Presentation

OneMain Holdings, Inc. (“OMH”), and its wholly-owned direct subsidiary, OneMain Finance Corporation (“OMFC”) are financial services holding companies whose subsidiaries engage in the consumer finance and insurance businesses.

The results of OMFC are consolidated into the results of OMH. Due to the nominal differences between OMFC and OMH, content throughout this filing relates to both OMH and OMFC, except where otherwise indicated. OMH and OMFC are referred to in this report, collectively with their subsidiaries, whether directly or indirectly owned, as “the Company,” “OneMain,” “we,” “us,” or “our.”

BASIS OF PRESENTATION

We prepared our condensed consolidated financial statements using generally accepted accounting principles in the United States of America (“GAAP”). These statements are unaudited. The year-end condensed consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. The statements include the accounts of OMH, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which we hold a controlling financial interest and for which we are considered to be the primary beneficiary as of the financial statement date.

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

The condensed consolidated financial statements in this report should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2025, filed with the SEC on February 6, 2026 (“Annual Report”). We follow the same significant accounting policies for our interim reporting.

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

3. Finance Receivables

Our finance receivables consist of consumer loans and credit cards. Consumer loans include personal loans and auto finance. Personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other collateral, or are unsecured. Auto finance loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles at the point of purchase through our dealership network. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured.

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

March 31, 2026
Gross finance receivables *	$20,597	$2,514	$23,111	$970	$24,081
Unearned fees	(252)	(41)	(293)	—	(293)
Accrued finance charges and fees	358	27	385	—	385
Deferred origination costs	215	46	261	13	274
Total	$20,918	$2,546	$23,464	$983	$24,447

December 31, 2025
Gross finance receivables *	$21,086	$2,438	$23,524	$925	$24,449
Unearned fees	(258)	(42)	(300)	—	(300)
Accrued finance charges and fees	382	28	410	—	410
Deferred origination costs	220	43	263	11	274
Total	$21,430	$2,467	$23,897	$936	$24,833
* Consumer loan gross finance receivables equal the unpaid principal balance net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $2.1 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of less than three years. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations.

We sold $341 million and $255 million of gross finance receivables during the three months ended March 31, 2026 and 2025, respectively. The gain on the sales were $16 million during both the three months ended March 31, 2026 and 2025.

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

The following table below is a summary of finance charges on our consumer loans:

	Three Months Ended March 31,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$47	$3	$41	$3
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	6	—	6	—

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

Net accrued finance charges and fees reversed on credit cards were as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025

Net accrued finance charges and fees reversed	$23	$17

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2026	2025	2024	2023	2022	Prior	Total

March 31, 2026
Performing
Current	$2,472	$8,826	$4,600	$2,321	$1,125	$458	$19,802
30-59 days past due	2	108	91	62	42	27	332
60-89 days past due	—	75	62	40	26	17	220
Total performing	2,474	9,009	4,753	2,423	1,193	502	20,354
Nonperforming (Nonaccrual)
90+ days past due	—	158	174	113	72	47	564
Total	$2,474	$9,167	$4,927	$2,536	$1,265	$549	$20,918

Gross charge-offs *	$—	$105	$179	$125	$73	$41	$523
* Represents gross charge-offs for the three months ended March 31, 2026.

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

December 31, 2025
Performing
Current	$10,149	$5,335	$2,759	$1,372	$439	$146	$20,200
30-59 days past due	101	120	85	60	29	12	407
60-89 days past due	63	82	53	36	17	7	258
Total performing	10,313	5,537	2,897	1,468	485	165	20,865
Nonperforming (Nonaccrual)
90+ days past due	99	191	135	86	38	16	565
Total	$10,412	$5,728	$3,032	$1,554	$523	$181	$21,430

Gross charge-offs *	$—	$86	$181	$136	$63	$26	$492
* Represents gross charge-offs for the three months ended March 31, 2025.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2026	2025	2024	2023	2022	Prior	Total

March 31, 2026
Performing
Current	$341	$996	$602	$291	$129	$45	$2,404
30-59 days past due	1	33	27	14	10	5	90
60-89 days past due	—	9	6	3	2	1	21
Total performing	342	1,038	635	308	141	51	2,515
Nonperforming (Nonaccrual)
90+ days past due	—	10	10	6	3	2	31
Total	$342	$1,048	$645	$314	$144	$53	$2,546

Gross charge-offs *	$—	$13	$15	$8	$5	$2	$43
* Represents gross charge-offs for the three months ended March 31, 2026.

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

December 31, 2025
Performing
Current	$1,095	$667	$329	$152	$48	$9	$2,300
30-59 days past due	34	34	21	13	6	1	109
60-89 days past due	8	10	5	3	1	—	27
Total performing	1,137	711	355	168	55	10	2,436
Nonperforming (Nonaccrual)
90+ days past due	8	12	6	3	2	—	31
Total	$1,145	$723	$361	$171	$57	$10	$2,467

Gross charge-offs *	$—	$10	$11	$8	$3	$1	$33
* Represents gross charge-offs for the three months ended March 31, 2025.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	March 31, 2026	December 31, 2025

Current	$868	$820
30-59 days past due	24	26
60-89 days past due	23	24
90+ days past due	68	66
Total	$983	$936

There were no credit cards that were converted to term loans at March 31, 2026 or December 31, 2025.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $619 million and $500 million at March 31, 2026 and December 31, 2025, respectively.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable.

The period-end carrying value of net finance receivables modified during the period was as follows:

	Three Months Ended March 31,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$106	$8	$95	$7
Interest rate reduction and principal forgiveness	88	1	119	—
Total modifications to borrowers experiencing financial difficulties	$194	$9	$214	$7

Modifications as a percent of net finance receivables by class	0.93%	0.34%	1.04%	0.33%

The financial effect of modifications made during the period was as follows:

	Three Months Ended March 31,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	21.02%	14.50%	16.14%	12.98%
Weighted-average term extension (months)	30	19	24	16
Principal/interest forgiveness	$9	$—	$7	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	March 31, 2026 (a)		March 31, 2025 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$523	$20	$515	$15
30-59 days past due	44	3	51	2
60-89 days past due	32	1	36	1
90+ days past due	74	2	79	1
Total	$673	$26	$681	$19
(a) Excludes $75 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.
(b) Excludes $99 million of personal loan receivables that were modified and subsequently charged off. Auto finance receivables that were modified and subsequently charged off were immaterial.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Three Months Ended March 31,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$35	$2	$31	$1
Interest rate reduction and principal forgiveness	19	—	19	—
Total	$54	$2	$50	$1

Modifications made to credit cards were immaterial for the three months ended March 31, 2026 and 2025.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At March 31, 2026, our economic forecast used a reasonable and supportable period of 12 months. The decrease in our allowance for finance receivable losses for the three months ended March 31, 2026 was driven by a seasonal decline in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended March 31, 2026
Balance at beginning of period	$2,656	$209	$2,865
Provision for finance receivable losses	419	46	465
Charge-offs	(566)	(49)	(615)
Recoveries	98	6	104
Balance at end of period	$2,607	$212	$2,819

Three Months Ended March 31, 2025
Balance at beginning of period	$2,567	$138	$2,705
Provision for finance receivable losses	409	47	456
Charge-offs	(525)	(36)	(561)
Recoveries	85	3	88
Balance at end of period	$2,536	$152	$2,688

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2026*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	58	—	(3)	55
Commercial paper	13	—	—	13
Non-U.S. government and government sponsored entities	150	1	(3)	148
Corporate debt	1,088	6	(47)	1,047
Mortgage-backed, asset-backed, and collateralized:
RMBS	207	1	(17)	191
CMBS	20	—	(2)	18
CDO/ABS	72	—	(2)	70
Total	$1,621	$8	$(74)	$1,555

December 31, 2025*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	59	—	(3)	56
Commercial paper	—	—	—	—
Non-U.S. government and government sponsored entities	159	1	(3)	157
Corporate debt	1,057	11	(38)	1,030
Mortgage-backed, asset-backed, and collateralized:
RMBS	206	1	(17)	190
CMBS	24	—	(2)	22
CDO/ABS	66	—	(2)	64
Total	$1,584	$13	$(65)	$1,532
*    The allowance for credit losses related to our investment securities as of March 31, 2026 and December 31, 2025 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million as of March 31, 2026 and December 31, 2025. There were no material amounts reversed from investment revenue for available-for-sale securities for the three months ended March 31, 2026 and 2025.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2026
U.S. government and government sponsored entities	$—	$—	$8	$—	$8	$—
Obligations of states, municipalities, and political subdivisions	4	—	45	(3)	49	(3)
Non-U.S. government and government sponsored entities	50	—	34	(3)	84	(3)
Corporate debt	279	(4)	503	(43)	782	(47)
Mortgage-backed, asset-backed, and collateralized:
RMBS	27	—	121	(17)	148	(17)
CMBS	3	—	15	(2)	18	(2)
CDO/ABS	25	—	23	(2)	48	(2)
Total	$388	$(4)	$749	$(70)	$1,137	$(74)

December 31, 2025
U.S. government and government sponsored entities	$—	$—	$8	$—	$8	$—
Obligations of states, municipalities, and political subdivisions	1	—	48	(3)	49	(3)
Non-U.S. government and government sponsored entities	23	—	37	(3)	60	(3)
Corporate debt	73	—	545	(38)	618	(38)
Mortgage-backed, asset-backed, and collateralized:
RMBS	6	—	124	(17)	130	(17)
CMBS	1	—	19	(2)	20	(2)
CDO/ABS	6	—	28	(2)	34	(2)
Total	$110	$—	$809	$(65)	$919	$(65)

On a lot basis, we had 1,563 and 1,355 investment securities in an unrealized loss position at March 31, 2026 and December 31, 2025, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of March 31, 2026, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of March 31, 2026, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three months ended March 31, 2026 and 2025, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three months ended March 31, 2026 and 2025.

The proceeds of available-for-sale securities sold or redeemed during the three months ended March 31, 2026 and 2025 totaled $38 million and $22 million, respectively. The net realized gains and losses were immaterial during the three months ended March 31, 2026 and 2025.

Contractual maturities of fixed-maturity available-for-sale securities at March 31, 2026 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$152	$152
Due after 1 year through 5 years	606	624
Due after 5 years through 10 years	375	387
Due after 10 years	143	159
Mortgage-backed, asset-backed, and collateralized securities	279	299
Total	$1,555	$1,621

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $510 million and $490 million at March 31, 2026 and December 31, 2025, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	March 31, 2026	December 31, 2025

Fixed maturity other securities:
Bonds	$4	$6
Preferred stock	12	12
Common stock	43	40
Total	$59	$58

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment. Net unrealized gains and losses on other securities held were immaterial for the three months ended March 31, 2026 and 2025. Net realized gains and losses on other securities sold or redeemed were immaterial for the three months ended March 31, 2026 and 2025.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at March 31, 2026 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	1.55%-10.98%	4.88%	4.80%	3.50%-7.88%	5.68%

Remainder of 2026	$—	$—	$—	$—	$—	$—
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029	—	—	—	1,640	—	1,640
2030	—	—	—	2,292	—	2,292
2031-2067	—	—	—	4,700	350	5,050
Secured (c)	11,274	350	1	—	—	11,625
Total principal maturities	$11,274	$350	$1	$10,732	$350	$22,707

Total carrying amount	$11,236	$349	$1	$10,637	$173	$22,396
Debt issuance costs (d)	(36)	(1)	—	(92)	—	(129)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at March 31, 2026.
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
(d) Debt issuance costs are reported as a direct reduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and the unsecured corporate revolver, which totaled $34 million at March 31, 2026 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At March 31, 2026, the total maximum borrowing capacity of our unsecured corporate revolver was $1.1 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

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

(dollars in millions)	March 31, 2026	December 31, 2025

Assets
Cash and cash equivalents	$5	$5
Net finance receivables	13,526	13,418
Allowance for finance receivable losses	1,536	1,558
Restricted cash and restricted cash equivalents	717	690
Other assets	42	41

Liabilities
Long-term debt	$11,586	$11,464
Other liabilities	29	30

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $146 million and $159 million during the three months ended March 31, 2026 and 2025, respectively.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of March 31, 2026, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $500 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to four years as of March 31, 2026. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by our credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At March 31, 2026, the maximum borrowing capacity of $350 million was outstanding under a private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 17 revolving conduit facilities with a total maximum borrowing capacity of $5.9 billion as of March 31, 2026. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to approximately nine years as of March 31, 2026. Amounts drawn on these facilities are collateralized by our consumer loans.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
(dollars in millions)	2026	2025

Balance at beginning of period	$98	$102
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	95	99
Additions for losses and loss adjustment expenses incurred to:
Current year	53	52
Prior years *	(2)	(6)
Total	51	46
Reductions for losses and loss adjustment expenses paid related to:
Current year	(17)	(17)
Prior years	(34)	(32)
Total	(51)	(49)
Net balance at end of period	95	96
Plus reinsurance recoverables	3	2
Balance at end of period	$98	$98
*    At March 31, 2026, there were redundancies in the prior years’ net reserves due to favorable developments of credit life claims during the period. At March 31, 2025, there were redundancies in the prior years’ net reserves due to favorable developments of credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$138	$28	$177	$33
Effect of cumulative changes in discount rate assumptions (beginning of period)	(3)	—	(2)	—
Beginning balance at original discount rate	135	28	175	33
Effect of actual variances from expected experience	(1)	(2)	(3)	—
Adjusted balance at beginning of period	134	26	172	33
Interest accretion	2	—	2	—
Net premiums collected	(6)	(1)	(6)	(1)
Ending balance at original discount rate	130	25	168	32
Effect of changes in discount rate assumptions	1	—	1	(1)
Balance at ending of period	$131	$25	$169	$31

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$329	$90	$378	$96
Effect of cumulative changes in discount rate assumptions (beginning of period)	(9)	1	(5)	2
Beginning balance at original discount rate	320	91	373	98
Effect of actual variances from expected experience	(2)	(4)	(2)	(1)
Adjusted balance at beginning of period	318	87	371	97
Net issuances	1	—	1	—
Interest accretion	4	1	5	1
Benefit payments	(10)	(2)	(13)	(3)
Ending balance at original discount rate	313	86	364	95
Effect of changes in discount rate assumptions	4	(1)	3	(2)
Balance at ending of period	$317	$85	$367	$93

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$186	$60	$198	$62
Deferred profit liability	12	43	11	47
Total net liability for future policy benefits	$198	$103	$209	$109

The weighted-average duration of the liability for future policy benefits was 7 years at March 31, 2026 and 8 years at March 31, 2025.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Three Months Ended March 31,
(dollars in millions)	2026	2025
Term and whole life	$198	$209
Accidental death and disability protection	103	109
Other*	265	249
Total insurance claims and policyholder liabilities	$566	$567
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$273	$96	$352	$119
Discounted	206	69	254	85
Expected future benefit payments:
Undiscounted	429	124	514	140
Discounted	317	85	367	93

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Three Months Ended March 31,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$11	$3	$12	$4

Interest accretion	$2	$1	$3	$1

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Three Months Ended March 31,
	2026		2025
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.41%	0.02%	0.39%	0.01%
Actual	0.37%	0.01%	0.41%	0.01%
Lapses:
Expected	3.85%	1.60%	3.79%	1.71%
Actual	4.16%	3.93%	3.00%	2.38%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Three Months Ended March 31,
	2026		2025
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.28%	4.85%	5.29%	4.86%
Current discount rate	5.40%	5.58%	5.40%	5.49%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended March 31,
	2026	2025

Balance at beginning of period	117,196,792	119,360,509
Common stock issued	312,854	223,914
Common stock repurchased	(1,901,698)	(323,176)
Treasury stock issued	19,313	20,313
Balance at end of period	115,627,261	119,281,560

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended March 31,
(dollars in millions, except per share data)	2026	2025

Numerator (basic and diluted):
Net income	$226	$213
Denominator:
Weighted average number of shares outstanding (basic)	116,724,709	119,399,008
Effect of dilutive securities *	547,895	570,705
Weighted average number of shares outstanding (diluted)	117,272,604	119,969,713
Earnings per share:
Basic	$1.93	$1.79
Diluted	$1.93	$1.78
* We have excluded weighted-average unvested restricted stock units totaling 494,273 and 777,055 for the three months ended March 31, 2026 and 2025, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in Discount Rate for Insurance Claims and Policyholder Liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2026
Balance at beginning of period	$(41)	$(2)	$(7)	$(3)	$12	$(41)
Other comprehensive income (loss) before reclassifications	(12)	—	(1)	2	(1)	(12)
Balance at end of period	$(53)	$(2)	$(8)	$(1)	$11	$(53)

Three Months Ended March 31, 2025
Balance at beginning of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)
Other comprehensive income (loss) before reclassifications	16	—	—	1	(1)	16
Balance at end of period	$(65)	$(3)	$(13)	$—	$16	$(65)
(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three months ended March 31, 2026 and 2025.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three months ended March 31, 2026 and 2025.

11. Income Taxes

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

We had a net deferred tax asset of $438 million and $464 million at March 31, 2026 and December 31, 2025, respectively, reported in Other assets in our condensed consolidated balance sheets.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $17 million and $14 million at March 31, 2026 and December 31, 2025, respectively.

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

13. Segment Information

At March 31, 2026, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended March 31, 2026
Interest income	$1,383	$1	$3	$1,387
Interest expense	322	—	—	322
Provision for finance receivable losses	465	—	—	465
Net interest income after provision for finance receivable losses	596	1	3	600
Other revenues	195	2	—	197
Salaries and benefits	239	1	—	240
Other operating expenses	207	2	—	209
Insurance policy benefits and claims	52	—	—	52
Income before income tax expense	$293	$—	$3	$296

Assets	$25,869	$6	$1,143	$27,018

Three Months Ended March 31, 2025
Interest income	$1,301	$1	$6	$1,308
Interest expense	311	—	1	312
Provision for finance receivable losses	456	—	—	456
Net interest income after provision for finance receivable losses	534	1	5	540
Other revenues	186	2	—	188
Salaries and benefits	217	1	—	218
Other operating expenses	184	1	1	186
Insurance policy benefits and claims	49	—	—	49
Income before income tax expense	$270	$1	$4	$275

Assets	$24,889	$11	$1,129	$26,029

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2026
Assets
Cash and cash equivalents	$819	$15	$—	$834	$834
Investment securities	59	1,551	4	1,614	1,614
Net finance receivables, less allowance for finance receivable losses	—	—	24,036	24,036	21,628
Restricted cash and restricted cash equivalents	728	—	—	728	728
Other assets *	—	—	31	31	17

Liabilities
Long-term debt	$—	$22,369	$—	$22,369	$22,396

December 31, 2025
Assets
Cash and cash equivalents	$860	$54	$—	$914	$914
Investment securities	57	1,530	3	1,590	1,590
Net finance receivables, less allowance for finance receivable losses	—	—	24,440	24,440	21,968
Restricted cash and restricted cash equivalents	699	—	—	699	699
Other assets *	—	—	31	31	18

Liabilities
Long-term debt	$—	$23,204	$—	$23,204	$22,694
*Other assets at March 31, 2026 and December 31, 2025 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicate the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

March 31, 2026
Assets
Cash equivalents in mutual funds	$68	$—	$—	$68
Cash equivalents in securities	—	15	—	15
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	55	—	55
Commercial paper	—	13	—	13
Non-U.S. government and government sponsored entities	—	148	—	148
Corporate debt	5	1,039	3	1,047
RMBS	—	191	—	191
CMBS	—	18	—	18
CDO/ABS	—	70	—	70
Total available-for-sale securities	5	1,547	3	1,555
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	1	—	1
Total bonds	—	4	—	4
Preferred stock	12	—	—	12
Common stock	42	—	1	43
Total other securities	54	4	1	59
Total investment securities	59	1,551	4	1,614
Restricted cash equivalents in mutual funds	612	—	—	612
Total	$739	$1,566	$4	$2,309

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2025
Assets
Cash equivalents in mutual funds	$48	$—	$—	$48
Cash equivalents in securities	—	53	—	53
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	56	—	56
Non-U.S. government and government sponsored entities	—	157	—	157
Corporate debt	6	1,022	2	1,030
RMBS	—	190	—	190
CMBS	—	22	—	22
CDO/ABS	—	64	—	64
Total available-for-sale securities	6	1,524	2	1,532
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	3	—	3
Total bonds	—	6	—	6
Preferred stock	12	—	—	12
Common stock	39	—	1	40
Total other securities	51	6	1	58
Total investment securities	57	1,530	3	1,590
Restricted cash equivalents in mutual funds	620	—	—	620
Total	$725	$1,583	$3	$2,311

Due to the insignificant activity within the Level 3 assets during the three months ended March 31, 2026 and 2025, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three months ended March 31, 2026 and 2025.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, direct mail, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other collateral, or are unsecured. At March 31, 2026, we had approximately 2.3 million personal loans totaling $20.9 billion of net finance receivables, of which 55% were secured by titled property, compared to approximately 2.4 million personal loans totaling $21.4 billion of net finance receivables, of which 53% were secured by titled property at December 31, 2025. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through a growing network of franchise and independent dealerships. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At March 31, 2026, we had approximately 152 thousand auto finance loans totaling $2.5 billion of net finance receivables, compared to approximately 148 thousand auto finance loans totaling $2.5 billion of net finance receivables at December 31, 2025. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay credit cards are originated through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, as well as through direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At March 31, 2026, we had approximately 1.2 million open credit card customer accounts, totaling $983 million of net finance receivables, compared to approximately 1.1 million open credit card customer accounts, totaling $936 million of net finance receivables at December 31, 2025.

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

OUR SEGMENT

At March 31, 2026, Consumer and Insurance (“C&I”) is our only reportable segment, which includes consumer loans, credit cards, and optional products. At March 31, 2026, we had $26.1 billion of managed receivables due from approximately 3.8 million customer accounts, compared to $26.3 billion of managed receivables due from approximately 3.8 million customer accounts at December 31, 2025.

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

Recent Developments and Outlook

RECENT DEVELOPMENTS

Issuances and Redemptions of Unsecured Debt

On January 15, 2026, OMFC paid a net aggregate amount of $436 million, inclusive of accrued interest and premium, to complete the redemption of its 7.125% Senior Notes due 2026.

For information about the issuances and redemptions of our unsecured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Securitization Transactions Completed - ODART 2026-1

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

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2026	2025

Interest income	$1,387	$1,308
Interest expense	322	312
Provision for finance receivable losses	465	456
Net interest income after provision for finance receivable losses	600	540
Other revenues	197	188
Other expenses	501	453
Income before income taxes	296	275
Income taxes	70	62
Net income	$226	$213

Share Data:
Earnings per share:
Diluted	$1.93	$1.78

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$24,447	$23,328
Average net receivables	$24,626	$23,453
Gross charge-off ratio	10.13%	9.69%
Recovery ratio	(1.72)%	(1.53)%
Net charge-off ratio	8.41%	8.16%

	At or for the Three Months Ended March 31,
(dollars in millions, except per share amounts)	2026	2025

Selected Financial Statistics, continued *
Personal loans:
Net finance receivables	$20,918	$20,469
Origination volume	$2,728	$2,680
Number of accounts	2,345,154	2,327,426
Number of accounts originated	258,055	248,085
Auto finance:
Net finance receivables	$2,546	$2,183
Origination volume	$376	$342
Number of accounts	152,036	132,276
Number of accounts originated	17,088	15,757
Consumer loans:
Net finance receivables	$23,464	$22,652
Yield	22.60%	22.54%
Origination volume	$3,104	$3,022
Number of accounts	2,497,190	2,459,702
Number of accounts originated	275,143	263,842
Net charge-off ratio	8.02%	7.82%
30-89 Delinquency ratio	2.83%	2.77%
Credit cards:
Net finance receivables	$983	$676
Purchase volume	$334	$249
Number of open accounts	1,170,377	836,421
Debt balances:
Long-term debt balance	$22,396	$21,494
Average daily debt balance	$22,157	$21,675
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three Months Ended March 31, 2026 and 2025

Interest income increased $79 million or 6% in the three months ended March 31, 2026 when compared to the same period in 2025 due to growth in average net receivables.

Interest expense increased $10 million or 3% in the three months ended March 31, 2026 when compared to the same period in 2025 due to an increase in average debt to support our receivables growth.

Provision for finance receivable losses increased $9 million or 2% in the three months ended March 31, 2026 when compared to the same period in 2025 due to growth in receivables and higher net charge-offs.

Other revenues increased $9 million or 5% in the three months ended March 31, 2026 when compared to the same period in 2025 driven by increases in servicing revenue on loans serviced for others and credit card revenue from growth in new accounts.

Other expenses increased $48 million or 11% in the three months ended March 31, 2026 when compared to the same period in 2025 driven by increases in salaries and benefits expense and general operating expenses due to growth in receivables and our strategic investments in the business, as well as restructuring charges in the current period not present in the prior period.

Income taxes increased $8 million or 13% in the three months ended March 31, 2026 when compared to the same period in 2025 due to higher pretax income.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net gain or loss resulting from repurchases and repayments of debt, restructuring charges, and other items and strategic activities. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH’s reconciliations of Income before income tax expense on a Segment Accounting Basis to C&I Adjusted pretax income (non-GAAP) and Pretax capital generation (non-GAAP) were as follows:

	Three Months Ended March 31,
(dollars in millions)	2026	2025

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$293	$270
Adjustments:
Net loss on repurchases and repayments of debt	3	5
Restructuring charges	7	—
Other	2	—
Adjusted pretax income (non-GAAP)	305	275

Provision for finance receivable losses	465	456
Net charge-offs	(512)	(473)
Pretax capital generation (non-GAAP)	$258	$258

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

CONSUMER AND INSURANCE
The following table below presents OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

	At or for the Three Months Ended March 31,
(dollars in millions)	2026	2025

Interest income	$1,383	$1,301
Interest expense	322	311
Provision for finance receivable losses	465	456
Net interest income after provision for finance receivable losses	596	534
Other revenues	198	191
Other expenses	489	450
Adjusted pretax income (non-GAAP)	$305	$275

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$24,463	$23,365
Average net receivables	$24,645	$23,494
Gross charge-off ratio	10.13%	9.70%
Recovery ratio	(1.72)%	(1.53)%
Net charge-off ratio	8.41%	8.17%

	At or for the Three Months Ended March 31,
(dollars in millions)	2026	2025

Selected Financial Statistics, continued *
Personal loans:
Net finance receivables	$20,918	$20,469
Origination volume	$2,728	$2,680
Number of accounts	2,345,154	2,327,426
Number of accounts originated	258,055	248,085
Auto finance:
Net finance receivables	$2,562	$2,220
Origination volume	$376	$342
Number of accounts	152,036	132,276
Number of accounts originated	17,088	15,757
Consumer loans:
Net finance receivables	$23,480	$22,689
Yield	22.52%	22.39%
Origination volume	$3,104	$3,022
Number of accounts	2,497,190	2,459,702
Number of accounts originated	275,143	263,842
Net charge-off ratio	8.02%	7.83%
30-89 Delinquency ratio	2.84%	2.77%
Credit cards:
Net finance receivables	$983	$676
Purchase volume	$334	$249
Number of open accounts	1,170,377	836,421
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three Months Ended March 31, 2026 and 2025

Interest income increased $82 million or 6% in the three months ended March 31, 2026 when compared to the same period in 2025 due to growth in average net receivables.

Interest expense increased $11 million or 4% in the three months ended March 31, 2026 when compared to the same period in 2025 due to an increase in average debt to support our receivables growth.

Provision for finance receivable losses increased $9 million or 2% in the three months ended March 31, 2026 when compared to the same period in 2025 due to growth in receivables and higher net charge-offs.

Other revenues increased $7 million or 4% in the three months ended March 31, 2026 when compared to the same period in 2025 driven by increases in servicing revenue on loans serviced for others and credit card revenue from growth in new accounts.

Other expenses increased $39 million or 9% in the three months ended March 31, 2026 when compared to the same period in 2025 driven by increases in salaries and benefits expense and general operating expenses due to growth in receivables and our strategic investments in the business.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $24.4 billion at March 31, 2026 and $24.8 billion at December 31, 2025. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
March 31, 2026
Current	$22,220	$868
30-89 days past due	666	47
90+ days past due	594	68
Total net finance receivables	$23,480	$983

Delinquency ratio
30-89 days past due	2.84%	4.74%
30+ days past due	5.37%	11.69%
90+ days past due	2.53%	6.95%

December 31, 2025
Current	$22,518	$820
30-89 days past due	803	50
90+ days past due	596	66
Total net finance receivables	$23,917	$936

Delinquency ratio
30-89 days past due	3.36%	5.38%
30+ days past due	5.85%	12.43%
90+ days past due	2.49%	7.05%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At March 31, 2026, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended March 31, 2026
Balance at beginning of period	$2,659	$209	$(3)	$2,865
Provision for finance receivable losses	419	46	—	465
Charge-offs	(567)	(49)	1	(615)
Recoveries	98	6	—	104
Balance at end of period	$2,609	$212	$(2)	$2,819

Net finance receivables	$23,480	$983	$(16)	$24,447
Allowance ratio	11.11%	21.54%	N/A	11.53%

Three Months Ended March 31, 2025
Balance at beginning of period	$2,572	$138	$(5)	$2,705
Provision for finance receivable losses	409	47	—	456
Charge-offs	(525)	(36)	—	(561)
Recoveries	85	3	—	88
Balance at end of period	$2,541	$152	$(5)	$2,688

Net finance receivables	$22,689	$676	$(37)	$23,328
Allowance ratio	11.20%	22.50%	N/A	11.52%

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

During the three months ended March 31, 2026, OMH generated net income of $226 million. OMH’s net cash inflow from operating and investing activities totaled $512 million for the three months ended March 31, 2026. At March 31, 2026, our scheduled interest payments for the remainder of 2026 totaled $472 million and there were no scheduled principal payments for 2026 on our existing unsecured debt. As of March 31, 2026, we had $11.4 billion of unencumbered receivables.

Based on our estimates and considering the risks and uncertainties of our plans, we believe that we will have adequate liquidity to finance and operate our businesses and repay our obligations as they become due.

OMFC’s Issuances, Redemptions, and Repurchases of Unsecured Debt

On January 15, 2026, OMFC paid a net aggregate amount of $436 million, inclusive of accrued interest and premium, to complete the redemption of its 7.125% Senior Notes due 2026.

OMFC’s Unsecured Corporate Revolver

At March 31, 2026, the borrowing capacity of our corporate revolver was $1.1 billion.

Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities

During the three months ended March 31, 2026, we completed one new consumer loan securitization (ODART 2026-1, see “Securitized Borrowings” below) and redeemed one consumer loan securitization (ODART 2021-1). At March 31, 2026, the borrowing capacity of our revolving conduit facilities was $5.9 billion. At March 31, 2026, we had $12.7 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding facility.

At March 31, 2026, the borrowing capacity of our credit card revolving VFN facilities was $500 million. At March 31, 2026, we had $643 million of credit card principal balances held in OneMain Financial Credit Card Trust (“OMFCT”) for our credit card revolving VFN facilities.

Private Secured Term Funding

At March 31, 2026, the maximum borrowing capacity of $350 million was outstanding under the remaining private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027 followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of March 31, 2026	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the three months ended March 31, 2026, OMH repurchased 1,901,698 shares of its common stock through its stock repurchase program for an aggregate total of $107 million, including commissions, fees and excise taxes. As of March 31, 2026, OMH held a total of 20,397,289 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $130 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of March 31, 2026, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 5, 2026	February 17, 2026	February 23, 2026	$1.05	$123
Total			$1.05	$123

To provide funding for the dividend, OMFC paid dividends of $121 million to OMH during the three months ended March 31, 2026.

On May 1, 2026, OMH declared a dividend of $1.05 per share payable on May 15, 2026 to record holders of OMH’s common stock as of the close of business on May 11, 2026. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after May 12, 2026.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $2.1 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of less than three years.

During the three months ended March 31, 2026, we sold a total of $341 million of gross finance receivables compared to $255 million during the three months ended March 31, 2025. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $739 million for the three months ended March 31, 2026 reflected net income of $226 million, the impact of non-cash items including provision for finance receivable losses of $465 million, and an unfavorable change in working capital of $50 million. Net cash provided by operations of $665 million for the three months ended March 31, 2025 reflected net income of $213 million, the impact of non-cash items including provision for finance receivable losses of $456 million, and an unfavorable change in working capital of $87 million.

OMH’s Investing Activities

Net cash used for investing activities of $227 million for the three months ended March 31, 2026 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale securities, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale securities. Net cash used for investing activities of $331 million for the three months ended March 31, 2025 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash used for financing activities of $563 million and $113 million for the three months ended March 31, 2026 and 2025, respectively, was due to repayments and repurchases of long-term debt, cash dividends paid, and common stock repurchased, partially offset by the issuances and borrowings of long-term debt.

OMH’s Cash and Investments

At March 31, 2026, we had $834 million of cash and cash equivalents, which included $155 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At March 31, 2026, we had $1.6 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

Liquidity Risks and Strategies

OMFC’s credit ratings are non-investment grade, which may have a significant impact on our cost and could potentially impact our access to capital. This, in turn, can negatively affect our ability to manage our liquidity and our ability or cost to refinance our indebtedness. There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. These risks are further described in our “Liquidity and Capital Resources” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II - Item 7 included in our Annual Report.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay dividends during the three months ended March 31, 2026 and 2025. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of March 31, 2026, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2019-2	$900	$947	$900	$995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	702	712	2.15%	5 years
OMFIT 2021-1	850	904	850	904	2.43%	5 years
OMFIT 2022-S1	600	652	298	328	4.49%	3 years
OMFIT 2022-2	1,000	1,099	291	402	5.86%	2 years
OMFIT 2022-3	979	1,090	176	484	6.22%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	5.90%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
OMFIT 2025-1	1,000	1,124	1,000	1,124	4.97%	3 years
ODART 2019-1	737	750	156	180	4.28%	5 years
ODART 2022-1	600	632	180	183	5.26%	2 years
ODART 2023-1	750	792	712	720	5.64%	3 years
ODART 2025-1	900	926	900	926	5.48%	5 years
ODART 2026-1	850	869	850	869	4.63%	3 years
FCRT 2022-2	215	233	16	36	7.09%	N/A
FCRT 2023-1	182	199	32	49	6.60%	N/A
FCRT 2023-2	200	208	60	63	6.90%	N/A
FCRT 2024-1	210	214	76	78	6.59%	N/A
Total securitizations	$15,087	$16,292	$11,274	$12,653
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of March 31, 2026.

Revolving Conduit Facilities
We had access to 17 revolving conduit facilities with a total borrowing capacity of $5.9 billion as of March 31, 2026:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Hudson River Funding, LLC	500	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
OneMain Financial Funding XIII, LLC	400	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	350	—
New River Funding Trust	300	—
St. Lawrence River Funding, LLC	250	—
OneMain Foursight Auto I, LLC	175	—
OneMain Foursight Auto II, LLC	175	—
OneMain Foursight Auto III, LLC	175	—
OneMain Financial Funding XI, LLC	150	—
Total	$5,875	$1

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $500 million as of March 31, 2026:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$150	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	350	—
Total	$500	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at March 31, 2026 or December 31, 2025.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the three months ended March 31, 2026.

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

As of March 31, 2026, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of March 31, 2026 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of March 31, 2026, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of March 31, 2026 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions, fees and excise taxes, during the quarter ended March 31, 2026, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31	180,855	$66.37	180,855	951,903,012
February 1 - February 28	628,008	58.12	628,008	915,403,607
March 1 - March 31	1,092,835	52.15	1,092,835	858,410,152
Total	1,901,698	$55.47	1,901,698
(a)    On October 23, 2025, the Board authorized a stock repurchase program that replaces and supersedes our previous share repurchase program, which allows us to repurchase up to $1.0 billion of OMH’s outstanding common stock excluding commissions, fees, excise taxes, and other expenses related to the repurchases. The authorization expires on December 31, 2028. The timing, number and share price of any additional shares repurchased will be determined by OMH based on its evaluation of market conditions and other factors and will be made in accordance with applicable securities laws in either the open market or in privately negotiated transactions. OMH is not obligated to purchase any shares under the program, which may be modified, suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.
During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	May 1, 2026	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	May 1, 2026	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)