Form 10-Q
period 2026-06-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2026-07-30
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended June 30, 2026

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At July 21, 2026, there were 115,041,469 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At July 21, 2026, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

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

Unsecured corporate revolver	unsecured revolver with a maximum borrowing capacity of $1.0 billion, payable and due on September 6, 2029

Term or Abbreviation	Definition

Unsecured Notes	the notes, on a senior unsecured basis, issued by OMFC and guaranteed by OMH
VIEs	variable interest entities
VFN	variable funding note
Weighted average interest rate	annualized interest expense as a percentage of average debt
XBRL	eXtensible Business Reporting Language
Yield	annualized finance charges as a percentage of average net receivables

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$567	$914
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2026, respectively, and $1.5 billion and $1.6 billion in 2025, respectively)	1,649	1,590
Net finance receivables (includes loans of consolidated VIEs of $14.1 billion in 2026 and $13.4 billion in 2025)	25,145	24,833
Unearned insurance premium and claim reserves	(792)	(791)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2026 and $1.6 billion in 2025)	(2,923)	(2,865)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	21,430	21,177
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $724 million in 2026 and $690 million in 2025)	738	699
Goodwill	1,474	1,474
Other intangible assets	279	282
Other assets	1,287	1,252
Total assets	$27,424	$27,388

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $12.0 billion in 2026 and $11.5 billion in 2025)	$22,769	$22,694
Insurance claims and policyholder liabilities	552	576
Deferred and accrued taxes	16	35
Other liabilities (includes other liabilities of consolidated VIEs of $31 million in 2026 and $30 million in 2025)	704	682
Total liabilities	24,041	23,987
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 115,082,807 and 117,196,792 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,758	1,757
Accumulated other comprehensive loss	(54)	(41)
Retained earnings	2,710	2,579
Treasury stock, at cost; 20,954,574 and 18,514,904 shares at June 30, 2026 and December 31, 2025, respectively	(1,032)	(895)
Total shareholders’ equity	3,383	3,401
Total liabilities and shareholders’ equity	$27,424	$27,388

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025

Interest income	$1,417	$1,339	$2,804	$2,648

Interest expense	326	317	649	629

Net interest income	1,091	1,022	2,155	2,019

Provision for finance receivable losses	610	511	1,074	967

Net interest income after provision for finance receivable losses	481	511	1,081	1,052

Other revenues:
Insurance	112	111	224	220
Investment	25	24	48	50
Gain on sales of finance receivables	16	17	32	33
Net loss on repurchases and repayments of debt	(1)	(21)	(4)	(26)
Other	55	45	104	87
Total other revenues	207	176	404	364

Other expenses:
Salaries and benefits	243	230	483	448
Other operating expenses	205	189	414	376
Insurance policy benefits and claims	44	54	96	103
Total other expenses	492	473	993	927

Income before income taxes	196	214	492	489

Income taxes	44	47	114	109

Net income	$152	$167	$378	$380

Share Data:
Weighted average number of shares outstanding:
Basic	115,342,204	118,953,510	116,033,457	119,176,259
Diluted	115,755,259	119,392,819	116,513,932	119,681,266
Earnings per share:
Basic	$1.32	$1.40	$3.26	$3.19
Diluted	$1.32	$1.40	$3.25	$3.18

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025

Net income	$152	$167	$378	$380

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	2	10	(13)	31
Foreign currency translation adjustments	(3)	10	(4)	10
Changes in discount rate for insurance claims and policyholder liabilities	—	—	3	1
Other	(1)	(1)	(3)	(3)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	—	(2)	3	(7)
Foreign currency translation adjustments	1	(3)	1	(3)
Changes in discount rate for insurance claims and policyholder liabilities	—	—	(1)	—
Other	—	—	1	1
Other comprehensive income (loss), net of tax	(1)	14	(13)	30

Comprehensive income	$151	$181	$365	$410

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended June 30, 2026
Balance, April 1, 2026	$1	$1,750	$(53)	$2,680	$(1,001)	$3,377
Common stock repurchased	—	—	—	—	(32)	(32)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	9	—	—	—	9
Withholding tax on share-based compensation	—	(1)	—	—	—	(1)
Other comprehensive income	—	—	(1)	—	—	(1)
Cash dividends *	—	—	—	(122)	—	(122)
Net income	—	—	—	152	—	152
Balance, June 30, 2026	$1	$1,758	$(54)	$2,710	$(1,032)	$3,383

Three Months Ended June 30, 2025
Balance, April 1, 2025	$1	$1,734	$(65)	$2,384	$(774)	$3,280
Common stock repurchased	—	—	—	—	(21)	(21)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	11	—	—	—	11
Other comprehensive income	—	—	14	—	—	14
Cash dividends *	—	—	—	(126)	—	(126)
Net income	—	—	—	167	—	167
Balance, June 30, 2025	$1	$1,745	$(51)	$2,425	$(794)	$3,326

* Cash dividends declared were $1.05 per share and $1.04 per share during the three months ended June 30, 2026 and 2025, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Six Months Ended June 30, 2026
Balance, January 1, 2026	$1	$1,757	$(41)	$2,579	$(895)	$3,401
Common stock repurchased	—	—	—	—	(139)	(139)
Treasury stock issued	—	—	—	—	2	2
Share-based compensation expense, net of forfeitures	—	20	—	—	—	20
Withholding tax on share-based compensation	—	(19)	—	—	—	(19)
Other comprehensive income	—	—	(13)	—	—	(13)
Cash dividends *	—	—	—	(247)	—	(247)
Net income	—	—	—	378	—	378
Balance, June 30, 2026	$1	$1,758	$(54)	$2,710	$(1,032)	$3,383

Six Months Ended June 30, 2025
Balance, January 1, 2025	$1	$1,734	$(81)	$2,296	$(759)	$3,191
Common stock repurchased	—	—	—	—	(37)	(37)
Treasury stock issued	—	—	—	—	2	2
Share-based compensation expense, net of forfeitures	—	21	—	—	—	21
Withholding tax on share-based compensation	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	30	—	—	30
Cash dividends *	—	—	—	(251)	—	(251)
Net income	—	—	—	380	—	380
Balance, June 30, 2025	$1	$1,745	$(51)	$2,425	$(794)	$3,326

* Cash dividends declared were $2.10 per share and $2.08 per share during the six months ended June 30, 2026 and 2025, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2026	2025

Cash flows from operating activities
Net income	$378	$380
Reconciling adjustments:
Provision for finance receivable losses	1,074	967
Depreciation and amortization	150	142
Deferred income tax charge (benefit)	7	(5)
Net loss on repurchases and repayments of debt	4	26
Share-based compensation expense, net of forfeitures	20	21
Gain on sales of finance receivables	(32)	(33)
Other	(6)	(1)
Cash flows due to changes in other assets and other liabilities	(56)	(58)
Net cash provided by operating activities	1,539	1,439

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,112)	(1,826)
Proceeds from sales of finance receivables	736	553
Available-for-sale securities purchased	(214)	(200)
Available-for-sale securities called, sold, and matured	143	165
Other securities purchased	(9)	(3)
Other securities called, sold, and matured	11	12
Other, net	(44)	(45)
Net cash used for investing activities	(1,489)	(1,344)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	2,865	4,069
Repayments and repurchases of long-term debt	(2,817)	(3,499)
Cash dividends	(250)	(251)
Common stock repurchased	(139)	(37)
Treasury stock issued	2	2
Withholding tax on share-based compensation	(19)	(10)
Net cash provided by (used for) financing activities	(358)	274

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(308)	369
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,613	1,142
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,305	$1,511

Supplemental cash flow information
Cash and cash equivalents	$567	$769
Restricted cash and restricted cash equivalents	738	742
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,305	$1,511
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	June 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$557	$898
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.6 billion and $1.7 billion in 2026, respectively, and $1.5 billion and $1.6 billion in 2025, respectively)	1,649	1,590
Net finance receivables (includes loans of consolidated VIEs of $14.1 billion in 2026 and $13.4 billion in 2025)	25,145	24,833
Unearned insurance premium and claim reserves	(792)	(791)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.6 billion in 2026 and $1.6 billion in 2025)	(2,923)	(2,865)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	21,430	21,177
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $724 million in 2026 and $690 million in 2025)	738	699
Goodwill	1,474	1,474
Other intangible assets	279	282
Other assets	1,286	1,252
Total assets	$27,413	$27,372

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $12.0 billion in 2026 and $11.5 billion in 2025)	$22,769	$22,694
Insurance claims and policyholder liabilities	552	576
Deferred and accrued taxes	16	36
Other liabilities (includes other liabilities of consolidated VIEs of $31 million in 2026 and $30 million in 2025)	701	682
Total liabilities	24,038	23,988
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at June 30, 2026 and December 31, 2025	5	5
Additional paid-in capital	2,002	2,001
Accumulated other comprehensive loss	(54)	(41)
Retained earnings	1,422	1,419
Total shareholder’s equity	3,375	3,384
Total liabilities and shareholder’s equity	$27,413	$27,372

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025

Interest income	$1,417	$1,339	$2,804	$2,648

Interest expense	326	317	649	629

Net interest income	1,091	1,022	2,155	2,019

Provision for finance receivable losses	610	511	1,074	967

Net interest income after provision for finance receivable losses	481	511	1,081	1,052

Other revenues:
Insurance	112	111	224	220
Investment	25	24	48	50
Gain on sales of finance receivables	16	17	32	33
Net loss on repurchases and repayments of debt	(1)	(21)	(4)	(26)
Other	55	45	104	87
Total other revenues	207	176	404	364

Other expenses:
Salaries and benefits	243	230	483	448
Other operating expenses	205	189	414	376
Insurance policy benefits and claims	44	54	96	103
Total other expenses	492	473	993	927

Income before income taxes	196	214	492	489

Income taxes	44	47	114	109

Net income	$152	$167	$378	$380

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025

Net income	$152	$167	$378	$380

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	2	10	(13)	31
Foreign currency translation adjustments	(3)	10	(4)	10
Changes in discount rate for insurance claims and policyholder liabilities	—	—	3	1
Other	(1)	(1)	(3)	(3)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	—	(2)	3	(7)
Foreign currency translation adjustments	1	(3)	1	(3)
Changes in discount rate for insurance claims and policyholder liabilities	—	—	(1)	—
Other	—	—	1	1
Other comprehensive income (loss), net of tax	(1)	14	(13)	30

Comprehensive income	$151	$181	$365	$410

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended June 30, 2026
Balance, April 1, 2026	$5	$1,994	$(53)	$1,392	$3,338
Share-based compensation expense, net of forfeitures	—	9	—	—	9
Withholding tax on share-based compensation	—	(1)	—	—	(1)
Other comprehensive income	—	—	(1)	—	(1)
Cash dividends	—	—	—	(122)	(122)
Net income	—	—	—	152	152
Balance, June 30, 2026	$5	$2,002	$(54)	$1,422	$3,375

Three Months Ended June 30, 2025
Balance, April 1, 2025	$5	$1,978	$(65)	$1,343	$3,261
Share-based compensation expense, net of forfeitures	—	11	—	—	11
Other comprehensive income	—	—	14	—	14
Cash dividends	—	—	—	(156)	(156)
Net income	—	—	—	167	167
Balance, June 30, 2025	$5	$1,989	$(51)	$1,354	$3,297

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Six Months Ended June 30, 2026
Balance, January 1, 2026	$5	$2,001	$(41)	$1,419	$3,384
Share-based compensation expense, net of forfeitures	—	20	—	—	20
Withholding tax on share-based compensation	—	(19)	—	—	(19)
Other comprehensive income	—	—	(13)	—	(13)
Cash dividends	—	—	—	(375)	(375)
Net income	—	—	—	378	378
Balance, June 30, 2026	$5	$2,002	$(54)	$1,422	$3,375

Six Months Ended June 30, 2025
Balance, January 1, 2025	$5	$1,978	$(81)	$1,253	$3,155
Share-based compensation expense, net of forfeitures	—	21	—	—	21
Withholding tax on shared-based compensation	—	(10)	—	—	(10)
Other comprehensive income	—	—	30	—	30
Cash dividends	—	—	—	(279)	(279)
Net income	—	—	—	380	380
Balance, June 30, 2025	$5	$1,989	$(51)	$1,354	$3,297

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(dollars in millions)	2026	2025

Cash flows from operating activities
Net income	$378	$380
Reconciling adjustments:
Provision for finance receivable losses	1,074	967
Depreciation and amortization	150	142
Deferred income tax charge (benefit)	7	(5)
Net loss on repurchases and repayments of debt	4	26
Share-based compensation expense, net of forfeitures	20	21
Gain on sales of finance receivables	(32)	(33)
Other	(6)	(1)
Cash flows due to changes in other assets and other liabilities	(59)	(59)
Net cash provided by operating activities	1,536	1,438

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(2,112)	(1,826)
Proceeds from sales of finance receivables	736	553
Available-for-sale securities purchased	(214)	(200)
Available-for-sale securities called, sold, and matured	143	165
Other securities purchased	(9)	(3)
Other securities called, sold, and matured	11	12
Other, net	(44)	(45)
Net cash used for investing activities	(1,489)	(1,344)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	2,865	4,069
Repayments and repurchases of long-term debt	(2,817)	(3,499)
Cash dividends	(378)	(279)
Withholding tax on share-based compensation	(19)	(10)
Net cash provided by (used for) financing activities	(349)	281

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	(302)	375
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,597	1,108
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,295	$1,483

Supplemental cash flow information
Cash and cash equivalents	$557	$741
Restricted cash and restricted cash equivalents	738	742
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,295	$1,483
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2026

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

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

June 30, 2026
Gross finance receivables *	$21,002	$2,633	$23,635	$1,128	$24,763
Unearned fees	(260)	(40)	(300)	—	(300)
Accrued finance charges and fees	363	29	392	—	392
Deferred origination costs	224	50	274	16	290
Total	$21,329	$2,672	$24,001	$1,144	$25,145

December 31, 2025
Gross finance receivables *	$21,086	$2,438	$23,524	$925	$24,449
Unearned fees	(258)	(42)	(300)	—	(300)
Accrued finance charges and fees	382	28	410	—	410
Deferred origination costs	220	43	263	11	274
Total	$21,430	$2,467	$23,897	$936	$24,833
* Consumer loan gross finance receivables equal the unpaid principal balance net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $1.8 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of approximately two years. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations.

We sold $353 million and $693 million of gross finance receivables during the three and six months ended June 30, 2026, respectively, and $260 million and $514 million of gross finance receivables during the three and six months ended June 30, 2025, respectively. The gain on the sales were $16 million and $32 million during the three and six months ended June 30, 2026, respectively, and $17 million and $33 million during the three and six months ended June 30, 2025, respectively.

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

The following table below is a summary of finance charges on our consumer loans:

	Three Months Ended June 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$41	$3	$37	$2
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	6	—	5	—

	Six Months Ended June 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$88	$7	$78	$6
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	12	1	10	1

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

Net accrued finance charges and fees reversed on credit cards were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025

Net accrued finance charges and fees reversed	$23	$18	$46	$35

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2026	2025	2024	2023	2022	Prior	Total

June 30, 2026
Performing
Current	$5,741	$7,475	$3,878	$1,899	$891	$352	$20,236
30-59 days past due	21	127	93	63	44	26	374
60-89 days past due	10	84	59	37	25	14	229
Total performing	5,772	7,686	4,030	1,999	960	392	20,839
Nonperforming (Nonaccrual)
90+ days past due	6	174	134	87	54	35	490
Total	$5,778	$7,860	$4,164	$2,086	$1,014	$427	$21,329

Gross charge-offs *	$3	$264	$343	$233	$134	$76	$1,053
* Represents gross charge-offs for the six months ended June 30, 2026.

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

December 31, 2025
Performing
Current	$10,149	$5,335	$2,759	$1,372	$439	$146	$20,200
30-59 days past due	101	120	85	60	29	12	407
60-89 days past due	63	82	53	36	17	7	258
Total performing	10,313	5,537	2,897	1,468	485	165	20,865
Nonperforming (Nonaccrual)
90+ days past due	99	191	135	86	38	16	565
Total	$10,412	$5,728	$3,032	$1,554	$523	$181	$21,430

Gross charge-offs *	$3	$211	$337	$245	$112	$47	$955
* Represents gross charge-offs for the six months ended June 30, 2025.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2026	2025	2024	2023	2022	Prior	Total

June 30, 2026
Performing
Current	$707	$892	$534	$250	$107	$34	$2,524
30-59 days past due	9	36	25	13	8	4	95
60-89 days past due	2	10	7	4	2	1	26
Total performing	718	938	566	267	117	39	2,645
Nonperforming (Nonaccrual)
90+ days past due	1	11	8	4	2	1	27
Total	$719	$949	$574	$271	$119	$40	$2,672

Gross charge-offs *	$1	$28	$29	$16	$8	$3	$85
* Represents gross charge-offs for the six months ended June 30, 2026.

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

December 31, 2025
Performing
Current	$1,095	$667	$329	$152	$48	$9	$2,300
30-59 days past due	34	34	21	13	6	1	109
60-89 days past due	8	10	5	3	1	—	27
Total performing	1,137	711	355	168	55	10	2,436
Nonperforming (Nonaccrual)
90+ days past due	8	12	6	3	2	—	31
Total	$1,145	$723	$361	$171	$57	$10	$2,467

Gross charge-offs *	$2	$22	$20	$15	$5	$1	$65
* Represents gross charge-offs for the six months ended June 30, 2025.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	June 30, 2026	December 31, 2025

Current	$1,028	$820
30-59 days past due	29	26
60-89 days past due	24	24
90+ days past due	63	66
Total	$1,144	$936

There were no credit cards that were converted to term loans at June 30, 2026 or December 31, 2025.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $732 million and $500 million at June 30, 2026 and December 31, 2025, respectively.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable.

The period-end carrying value of net finance receivables modified during the period was as follows:

	Three Months Ended June 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$101	$10	$93	$6
Interest rate reduction and principal forgiveness	97	1	122	—
Total modifications to borrowers experiencing financial difficulties	$198	$11	$215	$6

Modifications as a percent of net finance receivables by class	0.93%	0.39%	1.03%	0.26%

	Six Months Ended June 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$201	$17	$180	$12
Interest rate reduction and principal forgiveness	175	1	229	—
Total modifications to borrowers experiencing financial difficulties	$376	$18	$409	$12

Modifications as a percent of net finance receivables by class	1.76%	0.68%	1.96%	0.54%

The financial effect of modifications made during the period was as follows:

	Three Months Ended June 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	21.50%	13.42%	18.41%	13.40%
Weighted-average term extension (months)	29	17	24	15
Principal/interest forgiveness	$11	$—	$9	$—

	Six Months Ended June 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	21.26%	13.92%	17.28%	13.17%
Weighted-average term extension (months)	30	18	24	15
Principal/interest forgiveness	$20	$1	$16	$—

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	June 30, 2026 (a)		June 30, 2025 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$518	$23	$527	$16
30-59 days past due	49	3	57	3
60-89 days past due	33	2	40	1
90+ days past due	68	2	75	1
Total	$668	$30	$699	$21
(a) Excludes $68 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.
(b) Excludes $80 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Three Months Ended June 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$31	$1	$29	$1
Interest rate reduction and principal forgiveness	17	—	18	—
Total	$48	$1	$47	$1

	Six Months Ended June 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$43	$2	$39	$1
Interest rate reduction and principal forgiveness	20	—	22	—
Total	$63	$2	$61	$1

Modifications made to credit cards were immaterial for the three and six months ended June 30, 2026 and 2025.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At June 30, 2026, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and six months ended June 30, 2026 was driven by growth in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended June 30, 2026
Balance at beginning of period	$2,607	$212	$2,819
Provision for finance receivable losses	528	82	610
Charge-offs	(572)	(51)	(623)
Recoveries	113	4	117
Balance at end of period	$2,676	$247	$2,923

Three Months Ended June 30, 2025
Balance at beginning of period	$2,536	$152	$2,688
Provision for finance receivable losses	460	51	511
Charge-offs	(495)	(37)	(532)
Recoveries	85	2	87
Balance at end of period	$2,586	$168	$2,754

Six Months Ended June 30, 2026
Balance at beginning of period	$2,656	$209	$2,865
Provision for finance receivable losses	946	128	1,074
Charge-offs	(1,138)	(100)	(1,238)
Recoveries	212	10	222
Balance at end of period	$2,676	$247	$2,923

Six Months Ended June 30, 2025
Balance at beginning of period	$2,567	$138	$2,705
Provision for finance receivable losses	869	98	967
Charge-offs	(1,020)	(73)	(1,093)
Recoveries	170	5	175
Balance at end of period	$2,586	$168	$2,754

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2026*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	57	—	(3)	54
Commercial paper	58	—	—	58
Non-U.S. government and government sponsored entities	139	1	(3)	137
Corporate debt	1,088	5	(45)	1,048
Mortgage-backed, asset-backed, and collateralized:
RMBS	207	1	(18)	190
CMBS	20	—	(2)	18
CDO/ABS	70	—	(1)	69
Total	$1,652	$7	$(72)	$1,587

December 31, 2025*
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	59	—	(3)	56
Commercial paper	—	—	—	—
Non-U.S. government and government sponsored entities	159	1	(3)	157
Corporate debt	1,057	11	(38)	1,030
Mortgage-backed, asset-backed, and collateralized:
RMBS	206	1	(17)	190
CMBS	24	—	(2)	22
CDO/ABS	66	—	(2)	64
Total	$1,584	$13	$(65)	$1,532
*    The allowance for credit losses related to our investment securities as of June 30, 2026 and December 31, 2025 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million as of June 30, 2026 and December 31, 2025. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and six months ended June 30, 2026 and 2025.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2026
U.S. government and government sponsored entities	$5	$—	$8	$—	$13	$—
Obligations of states, municipalities, and political subdivisions	4	—	43	(3)	47	(3)
Non-U.S. government and government sponsored entities	30	—	31	(3)	61	(3)
Corporate debt	283	(4)	490	(41)	773	(45)
Mortgage-backed, asset-backed, and collateralized:
RMBS	32	—	117	(18)	149	(18)
CMBS	2	—	14	(2)	16	(2)
CDO/ABS	33	—	23	(1)	56	(1)
Total	$389	$(4)	$726	$(68)	$1,115	$(72)

December 31, 2025
U.S. government and government sponsored entities	$—	$—	$8	$—	$8	$—
Obligations of states, municipalities, and political subdivisions	1	—	48	(3)	49	(3)
Non-U.S. government and government sponsored entities	23	—	37	(3)	60	(3)
Corporate debt	73	—	545	(38)	618	(38)
Mortgage-backed, asset-backed, and collateralized:
RMBS	6	—	124	(17)	130	(17)
CMBS	1	—	19	(2)	20	(2)
CDO/ABS	6	—	28	(2)	34	(2)
Total	$110	$—	$809	$(65)	$919	$(65)

On a lot basis, we had 1,556 and 1,355 investment securities in an unrealized loss position at June 30, 2026 and December 31, 2025, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of June 30, 2026, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of June 30, 2026, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and six months ended June 30, 2026 and 2025, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and six months ended June 30, 2026 and 2025.

The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2026 totaled $24 million and $62 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and six months ended June 30, 2025 totaled $21 million and $42 million, respectively. The net realized gains and losses were immaterial during the three and six months ended June 30, 2026 and 2025.

Contractual maturities of fixed-maturity available-for-sale securities at June 30, 2026 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$203	$205
Due after 1 year through 5 years	596	613
Due after 5 years through 10 years	371	382
Due after 10 years	140	155
Mortgage-backed, asset-backed, and collateralized securities	277	297
Total	$1,587	$1,652

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $434 million and $490 million at June 30, 2026 and December 31, 2025, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	June 30, 2026	December 31, 2025

Fixed maturity other securities:
Bonds	$4	$6
Preferred stock	12	12
Common stock	46	40
Total	$62	$58

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment. Net unrealized gains and losses on other securities held were immaterial for the three and six months ended June 30, 2026 and 2025. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and six months ended June 30, 2026 and 2025.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at June 30, 2026 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	1.55%-10.98%	4.94%	4.77%	3.50%-7.88%	5.68%

Remainder of 2026	$—	$—	$—	$—	$—	$—
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029	—	—	—	1,640	—	1,640
2030	—	—	—	2,292	—	2,292
2031-2067	—	—	—	4,700	350	5,050
Secured (c)	11,645	350	1	—	—	11,996
Total principal maturities	$11,645	$350	$1	$10,732	$350	$23,078

Total carrying amount	$11,603	$349	$1	$10,643	$173	$22,769
Debt issuance costs (d)	(39)	(1)	—	(87)	—	(127)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at June 30, 2026.
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
(d) Debt issuance costs are reported as a direct reduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and the unsecured corporate revolver, which totaled $35 million at June 30, 2026 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At June 30, 2026, the total maximum borrowing capacity of our unsecured corporate revolver was $1.0 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

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

(dollars in millions)	June 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$13	$5
Net finance receivables	14,081	13,418
Allowance for finance receivable losses	1,635	1,558
Restricted cash and restricted cash equivalents	724	690
Other assets	44	41

Liabilities
Long-term debt	$11,953	$11,464
Other liabilities	31	30

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $150 million and $296 million during the three and six months ended June 30, 2026, respectively, compared to $157 million and $316 million during the three and six months ended June 30, 2025, respectively.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of June 30, 2026, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $700 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to six years as of June 30, 2026. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by our credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At June 30, 2026, the maximum borrowing capacity of $350 million was outstanding under a private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 16 revolving conduit facilities with a total maximum borrowing capacity of $5.8 billion as of June 30, 2026. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to approximately eight years as of June 30, 2026. Amounts drawn on these facilities are collateralized by our consumer loans.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
(dollars in millions)	2026	2025

Balance at beginning of period	$98	$102
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	95	99
Additions for losses and loss adjustment expenses incurred to:
Current year	103	100
Prior years *	(3)	(7)
Total	100	93
Reductions for losses and loss adjustment expenses paid related to:
Current year	(53)	(39)
Prior years	(48)	(59)
Total	(101)	(98)
Foreign currency translation adjustment	—	1
Net balance at end of period	94	95
Plus reinsurance recoverables	3	3
Balance at end of period	$97	$98
*    At June 30, 2026, there were redundancies in the prior years’ net reserves due to favorable development of credit life claims during the period. At June 30, 2025, there were redundancies in the prior years’ net reserves due to favorable development of credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$138	$28	$177	$33
Effect of cumulative changes in discount rate assumptions (beginning of period)	(3)	—	(2)	—
Beginning balance at original discount rate	135	28	175	33
Effect of changes in cash flow assumptions	22	—	—	—
Effect of actual variances from expected experience	(9)	(4)	(5)	2
Adjusted balance at beginning of period	148	24	170	35
Interest accretion	4	1	4	1
Net premiums collected	(10)	(2)	(12)	(2)
Ending balance at original discount rate	142	23	162	34
Effect of changes in discount rate assumptions	1	—	1	(1)
Balance at ending of period	$143	$23	$163	$33

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$329	$90	$378	$96
Effect of cumulative changes in discount rate assumptions (beginning of period)	(9)	1	(5)	2
Beginning balance at original discount rate	320	91	373	98
Effect of changes in cash flow assumptions	10	—	—	—
Effect of actual variances from expected experience	(7)	(6)	(5)	4
Adjusted balance at beginning of period	323	85	368	102
Net issuances	2	1	2	1
Interest accretion	9	2	10	2
Benefit payments	(21)	(5)	(24)	(6)
Ending balance at original discount rate	313	83	356	99
Effect of changes in discount rate assumptions	4	(2)	3	(3)
Balance at ending of period	$317	$81	$359	$96

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$174	$58	$196	$63
Deferred profit liability	11	43	11	47
Total net liability for future policy benefits	$185	$101	$207	$110

The weighted-average duration of the liability for future policy benefits was 7 years at June 30, 2026 and 8 years at June 30, 2025.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Six Months Ended June 30,
(dollars in millions)	2026	2025
Term and whole life	$185	$207
Accidental death and disability protection	101	110
Other*	266	262
Total insurance claims and policyholder liabilities	$552	$579
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$326	$92	$340	$116
Discounted	236	66	246	82
Expected future benefit payments:
Undiscounted	432	119	502	144
Discounted	317	81	359	96

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Six Months Ended June 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$22	$7	$24	$8

Interest accretion	$5	$1	$5	$2

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Six Months Ended June 30,
	2026		2025
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.40%	0.01%	0.39%	0.01%
Actual	0.34%	0.01%	0.41%	0.01%
Lapses:
Expected	3.85%	1.61%	3.60%	1.72%
Actual	4.10%	3.51%	2.81%	2.11%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Six Months Ended June 30,
	2026		2025
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.28%	4.85%	5.29%	4.86%
Current discount rate	5.38%	5.49%	5.51%	5.61%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Balance at beginning of period	115,627,261	119,281,560	117,196,792	119,360,509
Common stock issued	12,831	15,470	325,685	239,384
Common stock repurchased	(576,169)	(459,597)	(2,477,867)	(782,773)
Treasury stock issued	18,884	19,555	38,197	39,868
Balance at end of period	115,082,807	118,856,988	115,082,807	118,856,988

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2026	2025	2026	2025

Numerator (basic and diluted):
Net income	$152	$167	$378	$380
Denominator:
Weighted average number of shares outstanding (basic)	115,342,204	118,953,510	116,033,457	119,176,259
Effect of dilutive securities *	413,055	439,309	480,475	505,007
Weighted average number of shares outstanding (diluted)	115,755,259	119,392,819	116,513,932	119,681,266
Earnings per share:
Basic	$1.32	$1.40	$3.26	$3.19
Diluted	$1.32	$1.40	$3.25	$3.18
* We have excluded weighted-average unvested restricted stock units totaling 472,816 and 920,270 for the three months ended June 30, 2026 and 2025, respectively, and 476,813 and 838,208 for the six months ended June 30, 2026 and 2025, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in Discount Rate for Insurance Claims and Policyholder Liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2026
Balance at beginning of period	$(53)	$(2)	$(8)	$(1)	$11	$(53)
Other comprehensive income (loss) before reclassifications	2	—	(2)	—	(1)	(1)
Balance at end of period	$(51)	$(2)	$(10)	$(1)	$10	$(54)

Three Months Ended June 30, 2025
Balance at beginning of period	$(65)	$(3)	$(13)	$—	$16	$(65)
Other comprehensive income (loss) before reclassifications	8	—	7	—	(1)	14
Balance at end of period	$(57)	$(3)	$(6)	$—	$15	$(51)

Six Months Ended June 30, 2026
Balance at beginning of period	$(41)	$(2)	$(7)	$(3)	$12	$(41)
Other comprehensive income (loss) before reclassifications	(10)	—	(3)	2	(2)	(13)
Balance at end of period	$(51)	$(2)	$(10)	$(1)	$10	$(54)

Six Months Ended June 30, 2025
Balance at beginning of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)
Other comprehensive income (loss) before reclassifications	24	—	7	1	(2)	30
Balance at end of period	$(57)	$(3)	$(6)	$—	$15	$(51)

(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and six months ended June 30, 2026 and 2025.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and six months ended June 30, 2026 and 2025.

11. Income Taxes

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

We had a net deferred tax asset of $461 million and $464 million at June 30, 2026 and December 31, 2025, respectively, reported in Other assets in our condensed consolidated balance sheets.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $17 million and $14 million at June 30, 2026 and December 31, 2025, respectively.

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

13. Segment Information

At June 30, 2026, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended June 30, 2026
Interest income	$1,413	$1	$3	$1,417
Interest expense	326	—	—	326
Provision for finance receivable losses	610	—	—	610
Net interest income after provision for finance receivable losses	477	1	3	481
Other revenues	206	1	—	207
Salaries and benefits	242	1	—	243
Other operating expenses	203	2	—	205
Insurance policy benefits and claims	44	—	—	44
Income (loss) before income tax expense	$194	$(1)	$3	$196

Three Months Ended June 30, 2025
Interest income	$1,333	$1	$5	$1,339
Interest expense	317	—	—	317
Provision for finance receivable losses	511	—	—	511
Net interest income after provision for finance receivable losses	505	1	5	511
Other revenues	175	2	(1)	176
Salaries and benefits	229	1	—	230
Other operating expenses	186	3	—	189
Insurance policy benefits and claims	54	—	—	54
Income (loss) before income tax expense	$211	$(1)	$4	$214

Six Months Ended June 30, 2026
Interest income	$2,796	$2	$6	$2,804
Interest expense	648	1	—	649
Provision for finance receivable losses	1,075	—	(1)	1,074
Net interest income after provision for finance receivable losses	1,073	1	7	1,081
Other revenues	401	3	—	404
Salaries and benefits	481	2	—	483
Other operating expenses	410	3	1	414
Insurance policy benefits and claims	96	—	—	96
Income (loss) before income tax expense	$487	$(1)	$6	$492

Assets	$26,274	$5	$1,145	$27,424

Six Months Ended June 30, 2025
Interest income	$2,635	$1	$12	$2,648
Interest expense	628	—	1	629
Provision for finance receivable losses	967	—	—	967
Net interest income after provision for finance receivable losses	1,040	1	11	1,052
Other revenues	361	4	(1)	364
Salaries and benefits	446	2	—	448
Other operating expenses	371	4	1	376
Insurance policy benefits and claims	103	—	—	103
Income (loss) before income tax expense	$481	$(1)	$9	$489

Assets	$25,485	$10	$1,133	$26,628

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2026
Assets
Cash and cash equivalents	$562	$5	$—	$567	$567
Investment securities	62	1,584	3	1,649	1,649
Net finance receivables, less allowance for finance receivable losses	—	—	24,949	24,949	22,222
Restricted cash and restricted cash equivalents	738	—	—	738	738
Other assets *	—	—	32	32	16

Liabilities
Long-term debt	$—	$23,003	$—	$23,003	$22,769

December 31, 2025
Assets
Cash and cash equivalents	$860	$54	$—	$914	$914
Investment securities	57	1,530	3	1,590	1,590
Net finance receivables, less allowance for finance receivable losses	—	—	24,440	24,440	21,968
Restricted cash and restricted cash equivalents	699	—	—	699	699
Other assets *	—	—	31	31	18

Liabilities
Long-term debt	$—	$23,204	$—	$23,204	$22,694
*Other assets at June 30, 2026 and December 31, 2025 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicate the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

June 30, 2026
Assets
Cash equivalents in mutual funds	$57	$—	$—	$57
Cash equivalents in securities	—	5	—	5
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	54	—	54
Commercial paper	—	58	—	58
Non-U.S. government and government sponsored entities	—	137	—	137
Corporate debt	5	1,041	2	1,048
RMBS	—	190	—	190
CMBS	—	18	—	18
CDO/ABS	—	69	—	69
Total available-for-sale securities	5	1,580	2	1,587
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	1	—	1
Total bonds	—	4	—	4
Preferred stock	12	—	—	12
Common stock	45	—	1	46
Total other securities	57	4	1	62
Total investment securities	62	1,584	3	1,649
Restricted cash equivalents in mutual funds	569	—	—	569
Total	$688	$1,589	$3	$2,280

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2025
Assets
Cash equivalents in mutual funds	$48	$—	$—	$48
Cash equivalents in securities	—	53	—	53
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	56	—	56
Non-U.S. government and government sponsored entities	—	157	—	157
Corporate debt	6	1,022	2	1,030
RMBS	—	190	—	190
CMBS	—	22	—	22
CDO/ABS	—	64	—	64
Total available-for-sale securities	6	1,524	2	1,532
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	3	—	3
Total bonds	—	6	—	6
Preferred stock	12	—	—	12
Common stock	39	—	1	40
Total other securities	51	6	1	58
Total investment securities	57	1,530	3	1,590
Restricted cash equivalents in mutual funds	620	—	—	620
Total	$725	$1,583	$3	$2,311

Due to the insignificant activity within the Level 3 assets during the three and six months ended June 30, 2026 and 2025, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and six months ended June 30, 2026 and 2025.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, direct mail, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other collateral, or are unsecured. At June 30, 2026, we had approximately 2.4 million personal loans totaling $21.3 billion of net finance receivables, of which 56% were secured by titled property, compared to approximately 2.4 million personal loans totaling $21.4 billion of net finance receivables, of which 53% were secured by titled property at December 31, 2025. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through a growing network of franchise and independent dealerships. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At June 30, 2026, we had approximately 157 thousand auto finance loans totaling $2.7 billion of net finance receivables, compared to approximately 148 thousand auto finance loans totaling $2.5 billion of net finance receivables at December 31, 2025. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay credit cards are originated through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, as well as through direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At June 30, 2026, we had approximately 1.3 million open credit card customer accounts, totaling $1.1 billion of net finance receivables, compared to approximately 1.1 million open credit card customer accounts, totaling $936 million of net finance receivables at December 31, 2025.

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

OUR SEGMENT

At June 30, 2026, Consumer and Insurance (“C&I”) is our only reportable segment, which includes consumer loans, credit cards, and optional products. At June 30, 2026, we had $26.9 billion of managed receivables due from approximately 4.0 million customer accounts, compared to $26.3 billion of managed receivables due from approximately 3.8 million customer accounts at December 31, 2025.

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

Securitization Transactions Completed - ODART 2026-1 and OMFIT 2026-1

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

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025

Interest income	$1,417	$1,339	$2,804	$2,648
Interest expense	326	317	649	629
Provision for finance receivable losses	610	511	1,074	967
Net interest income after provision for finance receivable losses	481	511	1,081	1,052
Other revenues	207	176	404	364
Other expenses	492	473	993	927
Income before income taxes	196	214	492	489
Income taxes	44	47	114	109
Net income	$152	$167	$378	$380

Share Data:
Earnings per share:
Diluted	$1.32	$1.40	$3.25	$3.18

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$25,145	$23,870	$25,145	$23,870
Average net receivables	$24,734	$23,600	$24,680	$23,526
Gross charge-off ratio	10.10%	9.05%	10.12%	9.37%
Recovery ratio	(1.90)%	(1.48)%	(1.81)%	(1.51)%
Net charge-off ratio	8.20%	7.57%	8.30%	7.86%

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025

Selected Financial Statistics, continued *
Personal loans:
Net finance receivables	$21,329	$20,814	$21,329	$20,814
Origination volume	$3,870	$3,534	$6,598	$6,213
Number of accounts	2,360,439	2,340,944	2,360,439	2,340,944
Number of accounts originated	353,383	328,162	611,438	576,247
Auto finance:
Net finance receivables	$2,672	$2,304	$2,672	$2,304
Origination volume	$446	$373	$822	$716
Number of accounts	157,309	138,405	157,309	138,405
Number of accounts originated	18,914	16,645	36,002	32,402
Consumer loans:
Net finance receivables	$24,001	$23,118	$24,001	$23,118
Yield	22.75%	22.70%	22.67%	22.62%
Origination volume	$4,316	$3,907	$7,420	$6,929
Number of accounts	2,517,748	2,479,349	2,517,748	2,479,349
Number of accounts originated	372,297	344,807	647,440	608,649
Net charge-off ratio	7.77%	7.19%	7.89%	7.50%
30-89 Delinquency ratio	3.02%	3.04%	3.02%	3.04%
Credit cards:
Net finance receivables	$1,144	$752	$1,144	$752
Purchase volume	$479	$305	$812	$554
Number of open accounts	1,325,039	920,311	1,325,039	920,311
Debt balances:
Long-term debt balance	$22,769	$22,053	$22,769	$22,053
Average daily debt balance	$22,379	$21,805	$22,268	$21,740
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three and Six Months Ended June 30, 2026 and 2025

Interest income increased $78 million or 6% and $156 million or 6% in the three and six months ended June 30, 2026 when compared to the same period in 2025 due to growth in average net receivables and an increase in yield.

Interest expense increased $9 million or 3% and $20 million or 3% in the three and six months ended June 30, 2026 when compared to the same period in 2025 due to an increase in average debt to support our receivables growth.

Provision for finance receivable losses increased $99 million or 19% and $107 million or 11% in the three and six months ended June 30, 2026 when compared to the same period in 2025 due to higher net charge-offs and growth in receivables.

Other revenues increased $31 million or 18% and $40 million or 11% in the three and six months ended June 30, 2026 when compared to the same period in 2025 driven by a decrease in losses on repurchases and repayments of debt and increases in credit card revenue from growth in new accounts and servicing revenue on loans serviced for others.

Other expenses increased $19 million or 4% and $66 million or 7% in the three and six months ended June 30, 2026 when compared to the same period in 2025 driven by increases in general operating expenses and salaries and benefits expense due to growth in receivables and our strategic investments in the business, as well as restructuring charges in the current period not present in the prior period. The increase was partially offset by a decrease in insurance policy benefits and claims expense due to the benefit of a reserve release.

Income taxes decreased $3 million or 7% for the three months ended June 30, 2026 when compared to the same period in 2025 due to lower pretax income. Income taxes increased $5 million or 4% in the six months ended June 30, 2026 when compared to the same period in 2025 due to timing of federal tax credits purchased in the prior year period.

NON-GAAP FINANCIAL MEASURES

Management uses C&I adjusted pretax income (loss), a non-GAAP financial measure, as a key performance measure of our segment. C&I adjusted pretax income (loss) represents income (loss) before income taxes on a Segment Accounting Basis and excludes net loss resulting from repurchases and repayments of debt, restructuring charges, and other items and strategic activities. Management believes C&I adjusted pretax income (loss) is useful in assessing the profitability of our segment.

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

OMH’s reconciliations of Income before income tax expense on a Segment Accounting Basis to C&I Adjusted pretax income (non-GAAP) and Pretax capital generation (non-GAAP) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$194	$211	$487	$481
Adjustments:
Net loss on repurchases and repayments of debt	1	20	4	25
Restructuring charges	5	—	12	—
Other	1	—	3	1
Adjusted pretax income (non-GAAP)	201	231	506	507

Provision for finance receivable losses	610	511	1,075	967
Net charge-offs	(506)	(446)	(1,018)	(919)
Pretax capital generation (non-GAAP)	$305	$296	$563	$555

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

CONSUMER AND INSURANCE
The following table below presents OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025

Interest income	$1,413	$1,333	$2,796	$2,635
Interest expense	326	317	648	628
Provision for finance receivable losses	610	511	1,075	967
Net interest income after provision for finance receivable losses	477	505	1,073	1,040
Other revenues	207	195	405	386
Other expenses	483	469	972	919
Adjusted pretax income (non-GAAP)	$201	$231	$506	$507

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$25,157	$23,901	$25,157	$23,901
Average net receivables	$24,749	$23,634	$24,697	$23,564
Gross charge-off ratio	10.10%	9.05%	10.12%	9.37%
Recovery ratio	(1.90)%	(1.48)%	(1.81)%	(1.50)%
Net charge-off ratio	8.20%	7.57%	8.31%	7.87%

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025

Selected Financial Statistics, continued *
Personal loans:
Net finance receivables	$21,329	$20,814	$21,329	$20,814
Origination volume	$3,870	$3,534	$6,598	$6,213
Number of accounts	2,360,439	2,340,944	2,360,439	2,340,944
Number of accounts originated	353,383	328,162	611,438	576,247
Auto finance:
Net finance receivables	$2,684	$2,335	$2,684	$2,335
Origination volume	$446	$373	$822	$716
Number of accounts	157,309	138,405	157,309	138,405
Number of accounts originated	18,914	16,645	36,002	32,402
Consumer loans:
Net finance receivables	$24,013	$23,149	$24,013	$23,149
Yield	22.68%	22.58%	22.60%	22.48%
Origination volume	$4,316	$3,907	$7,420	$6,929
Number of accounts	2,517,748	2,479,349	2,517,748	2,479,349
Number of accounts originated	372,297	344,807	647,440	608,649
Net charge-off ratio	7.77%	7.19%	7.90%	7.51%
30-89 Delinquency ratio	3.02%	3.05%	3.02%	3.05%
Credit cards:
Net finance receivables	$1,144	$752	$1,144	$752
Purchase volume	$479	$305	$812	$554
Number of open accounts	1,325,039	920,311	1,325,039	920,311
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three and Six Months Ended June 30, 2026 and 2025

Interest income increased $80 million or 6% and $161 million or 6% in the three and six months ended June 30, 2026 when compared to the same period in 2025 due to growth in average net receivables and an increase in yield.

Interest expense increased $9 million or 3% and $20 million or 3% in the three and six months ended June 30, 2026 when compared to the same period in 2025 due to an increase in average debt to support our receivables growth.

Provision for finance receivable losses increased $99 million or 19% and $108 million or 11% in the three and six months ended June 30, 2026 when compared to the same period in 2025 due to higher net charge-offs and growth in receivables.

Other revenues increased $12 million or 6% and $19 million or 5% in the three and six months ended June 30, 2026 when compared to the same period in 2025 driven by increases in credit card revenue from growth in new accounts and servicing revenue on loans serviced for others.

Other expenses increased $14 million or 3% and $53 million or 6% in the three and six months ended June 30, 2026 when compared to the same period in 2025 driven by increases in general operating expenses and salaries and benefits expense due to growth in receivables and our strategic investments in the business. The increase was partially offset by a decrease in insurance policy benefits and claims expense due to the benefit of a reserve release.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $25.1 billion at June 30, 2026 and $24.8 billion at December 31, 2025. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
June 30, 2026
Current	$22,772	$1,028
30-89 days past due	725	53
90+ days past due	516	63
Total net finance receivables	$24,013	$1,144

Delinquency ratio
30-89 days past due	3.02%	4.66%
30+ days past due	5.17%	10.19%
90+ days past due	2.15%	5.53%

December 31, 2025
Current	$22,518	$820
30-89 days past due	803	50
90+ days past due	596	66
Total net finance receivables	$23,917	$936

Delinquency ratio
30-89 days past due	3.36%	5.38%
30+ days past due	5.85%	12.43%
90+ days past due	2.49%	7.05%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At June 30, 2026, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended June 30, 2026
Balance at beginning of period	$2,609	$212	$(2)	$2,819
Provision for finance receivable losses	528	82	—	610
Charge-offs	(572)	(51)	—	(623)
Recoveries	113	4	—	117
Balance at end of period	$2,678	$247	$(2)	$2,923

Three Months Ended June 30, 2025
Balance at beginning of period	$2,541	$152	$(5)	$2,688
Provision for finance receivable losses	460	51	—	511
Charge-offs	(496)	(37)	1	(532)
Recoveries	85	2	—	87
Balance at end of period	$2,590	$168	$(4)	$2,754

Six Months Ended June 30, 2026
Balance at beginning of period	$2,659	$209	$(3)	$2,865
Provision for finance receivable losses	947	128	(1)	1,074
Charge-offs	(1,140)	(100)	2	(1,238)
Recoveries	212	10	—	222
Balance at end of period	$2,678	$247	$(2)	$2,923

Net finance receivables	$24,013	$1,144	$(12)	$25,145
Allowance ratio	11.16%	21.55%	N/A	11.62%

Six Months Ended June 30, 2025
Balance at beginning of period	$2,572	$138	$(5)	$2,705
Provision for finance receivable losses	869	98	—	967
Charge-offs	(1,022)	(73)	2	(1,093)
Recoveries	171	5	(1)	175
Balance at end of period	$2,590	$168	$(4)	$2,754

Net finance receivables	$23,149	$752	$(31)	$23,870
Allowance ratio	11.19%	22.28%	N/A	11.54%

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance and loss performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, portfolio mix, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables increased slightly compared to the prior year period due to change in the portfolio mix. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

During the six months ended June 30, 2026, OMH generated net income of $378 million. OMH’s net cash inflow from operating and investing activities totaled $50 million for the six months ended June 30, 2026. At June 30, 2026, our scheduled interest payments for the remainder of 2026 totaled $340 million and there were no scheduled principal payments for 2026 on our existing unsecured debt. As of June 30, 2026, we had $11.6 billion of unencumbered receivables.

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

OMFC’s Unsecured Corporate Revolver

At June 30, 2026, the borrowing capacity of our corporate revolver was $1.0 billion.

Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities

During the six months ended June 30, 2026, we completed two new consumer loan securitization (ODART 2026-1 and OMFIT 2026-1, see “Securitized Borrowings” below) and redeemed three consumer loan securitization (ODART 2019-1, ODART 2021-1, and FCRT 2022-2). At June 30, 2026, the borrowing capacity of our revolving conduit facilities was $5.8 billion. At June 30, 2026, we had $13.2 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding facility.

At June 30, 2026, the borrowing capacity of our credit card revolving VFN facilities was $700 million. At June 30, 2026, we had $725 million of credit card principal balances held in OneMain Financial Credit Card Trust (“OMFCT”) for our credit card revolving VFN facilities.

Private Secured Term Funding

At June 30, 2026, the maximum borrowing capacity of $350 million was outstanding under the remaining private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027 followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of June 30, 2026	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the six months ended June 30, 2026, OMH repurchased 2,477,867 shares of its common stock through its stock repurchase program for an aggregate total of $139 million, including commissions, fees and excise taxes. As of June 30, 2026, OMH held a total of 20,954,574 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $130 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of June 30, 2026, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 5, 2026	February 17, 2026	February 23, 2026	$1.05	$123
May 1, 2026	May 11, 2026	May 15, 2026	1.05	121
Total			$2.10	$244

To provide funding for the dividend, OMFC paid dividends of $242 million to OMH during the six months ended June 30, 2026.

On July 29, 2026, OMH declared a dividend of $1.05 per share payable on August 14, 2026 to record holders of OMH’s common stock as of the close of business on August 10, 2026. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $125 million payable on or after August 11, 2026.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $1.8 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of approximately two years.

During the three and six months ended June 30, 2026, we sold a total of $353 million and $693 million of gross finance receivables, respectively, compared to $260 million and $514 million during the same periods in 2025. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $1.5 billion for the six months ended June 30, 2026 reflected net income of $378 million, the impact of non-cash items including provision for finance receivable losses of $1.1 billion, and an unfavorable change in working capital of $56 million. Net cash provided by operations of $1.4 billion for the six months ended June 30, 2025 reflected net income of $380 million, the impact of non-cash items including provision for finance receivable losses of $967 million, and an unfavorable change in working capital of $58 million.

OMH’s Investing Activities

Net cash used for investing activities of $1.5 billion for the six months ended June 30, 2026 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale securities, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale securities. Net cash used for investing activities of $1.3 billion for the six months ended June 30, 2025 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash used for financing activities of $358 million for the six months ended June 30, 2026 was due to repayments and repurchases of long-term debt, cash dividends paid and common stock repurchased, partially offset by the issuances and borrowings of long-term debt. Net cash provided by financing activities of $274 million for the six months ended June 30, 2025 was due to the issuances and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt and cash dividends paid.

OMH’s Cash and Investments

At June 30, 2026, we had $567 million of cash and cash equivalents, which included $171 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At June 30, 2026, we had $1.6 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay dividends during the six months ended June 30, 2026 and 2025. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of June 30, 2026, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2019-2	$900	$947	$900	$995	3.30%	7 years
OMFIT 2019-A	789	892	750	892	3.78%	7 years
OMFIT 2020-2	1,000	1,053	579	594	2.24%	5 years
OMFIT 2021-1	850	904	821	828	2.40%	5 years
OMFIT 2022-S1	600	652	235	267	4.58%	3 years
OMFIT 2022-2	1,000	1,099	212	328	6.11%	2 years
OMFIT 2022-3	979	1,090	85	399	6.45%	2 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,400	1,566	5.87%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
OMFIT 2025-1	1,000	1,124	1,000	1,124	4.97%	3 years
OMFIT 2026-1	1,100	1,231	1,100	1,231	5.14%	3 years
ODART 2022-1	600	632	146	151	5.35%	2 years
ODART 2023-1	750	792	600	609	5.68%	3 years
ODART 2025-1	900	926	900	926	5.48%	5 years
ODART 2026-1	850	869	850	869	4.63%	3 years
FCRT 2023-1	182	199	24	42	6.86%	N/A
FCRT 2023-2	200	208	52	54	7.04%	N/A
FCRT 2024-1	210	214	66	69	6.75%	N/A
Total securitizations	$15,235	$16,540	$11,645	$13,086
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of June 30, 2026.

Revolving Conduit Facilities
We had access to 16 revolving conduit facilities with a total borrowing capacity of $5.8 billion as of June 30, 2026:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Funding VII, LLC	$600	$—
OneMain Financial Auto Funding I, LLC	550	—
Hudson River Funding, LLC	500	—
River Thames Funding, LLC	400	—
OneMain Financial Funding X, LLC	400	—
OneMain Financial Funding XII, LLC	400	—
OneMain Financial Funding XIII, LLC	400	—
Mystic River Funding, LLC	350	—
Thayer Brook Funding, LLC	350	1
Columbia River Funding, LLC	350	—
Hubbard River Funding, LLC	350	—
New River Funding Trust	300	—
St. Lawrence River Funding, LLC	250	—
OneMain Auto I, LLC	250	—
OneMain Foursight Auto II, LLC	175	—
OneMain Foursight Auto III, LLC	175	—
Total	$5,800	$1

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $700 million as of June 30, 2026:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$350	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	350	—
Total	$700	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at June 30, 2026 or December 31, 2025.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the six months ended June 30, 2026.

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

As of June 30, 2026, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of June 30, 2026 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of June 30, 2026, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of June 30, 2026 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions, fees and excise taxes, during the quarter ended June 30, 2026, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30	133,002	$56.39	133,002	850,910,728
May 1 - May 31	300,154	54.02	300,154	834,695,470
June 1 - June 30	143,013	55.85	143,013	826,707,764
Total	576,169	$55.02	576,169
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.
During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index.

Exhibit Number	Description
10.1
OneMain Holdings, Inc. 2026 Omnibus Incentive Plan (filed with the Commission on April 29, 2026 as Appendix B to the Registrant’s 2026 Definitive Proxy Statement, (Commission File No. 001-36129) and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer of OneMain Holdings, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer of OneMain Holdings, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Executive Officer of OneMain Finance Corporation

31.4	Rule 13a-14(a)/15d-14(a) Certifications of the Principal Financial Officer of OneMain Finance Corporation

32.1	Section 1350 Certifications of OneMain Holdings, Inc.

32.2	Section 1350 Certifications of OneMain Finance Corporation

101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL:
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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	July 30, 2026	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	July 30, 2026	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)