Form 10-Q
period 2026-09-30
OneMain Holdings, Inc.; ONEMAIN FINANCE CORP
filed 2026-10-30
CIK 1584207, 25598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2026

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
OneMain Holdings, Inc.                 Yes ☐ No ☑
OneMain Finance Corporation                 Yes ☐ No ☑

At October 20, 2026, there were 114,461,628 shares of OneMain Holdings, Inc’s common stock, $0.01 par value, outstanding.
At October 20, 2026, there were 10,160,021 shares of OneMain Finance Corporation’s common stock, $0.50 par value, outstanding.

GLOSSARY

Terms and abbreviations used in this report are defined below.

Term or Abbreviation	Definition

30-89 Delinquency ratio	net finance receivables 30-89 days past due as a percentage of net finance receivables
ABS	asset-backed securities
Adjusted pretax income (loss)	a non-GAAP financial measure used by management as a key performance measure of our segment
AETR	annual effective tax rate
AHL	American Health and Life Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Annual Report	the Annual Report on Form 10-K of OMH and OMFC for the fiscal year ended December 31, 2025, filed with the SEC on February 6, 2026
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Auto finance	financing at the point of purchase through a network of auto dealerships
Average daily debt balance	average of debt for each day in the period
Average net receivables	average of net finance receivables for each day in the period
Base Indenture	indenture, dated as of December 3, 2014, by and between OMFC and Wilmington Trust, National Association, as trustee, and guaranteed by OMH
Board	the OMH Board of Directors
C&I	Consumer and Insurance
CDO	collateralized debt obligations
CMBS	commercial mortgage-backed securities
Consumer loans	consist of Personal loans and Auto finance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCRT	Foursight Capital Automobile Receivables Trust
Finance receivables serviced for others	unpaid principal balance plus accrued interest of loans sold as part of our whole loan sale program plus auto finance loans originated by third parties
GAAP	generally accepted accounting principles in the United States of America
GAP	guaranteed asset protection
Gross charge-off ratio	annualized gross charge-offs as a percentage of average net receivables
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

Private Secured Term Funding	$350 million borrowing capacity issued on April 25, 2022
Purchase volume	consists of credit card purchase transactions in the period, including cash advances, net of returns
Recovery ratio	annualized recoveries on net charge-offs as a percentage of average net receivables
RMBS	residential mortgage-backed securities
S&P	S&P Global Ratings
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Segment Accounting Basis	a basis used to report the operating results of our C&I segment and our Other components, which reflects our allocation methodologies for certain costs and excludes the impact of applying purchase accounting
SpringCastle Portfolio	loans the Company previously owned and now services on behalf of a third party
Supplemental Indentures	collectively, the following supplements to the Base Indenture: Eighth Supplemental Indenture, dated as of May 9, 2019; Ninth Supplemental Indenture, dated as of November 7, 2019; Eleventh Supplemental Indenture, dated as of December 17, 2020; Twelfth Supplemental Indenture, dated as of June 22, 2021; Thirteenth Supplemental Indenture, dated as of August 11, 2021; Fourteenth Supplemental Indenture, dated June 20, 2023; Sixteenth Supplemental Indenture, dated as of December 13, 2023; Seventeenth Supplemental Indenture, dated May 22, 2024; Eighteenth Supplemental Indenture, dated August 19, 2024; Nineteenth Supplemental Indenture, dated November 4, 2024; Twentieth Supplemental Indenture, dated March 13, 2025; Twenty-First Supplemental Indenture, dated June 11, 2025; Twenty-Second Supplemental Indenture, dated August 12, 2025; Twenty-Third Supplemental Indenture, dated September 17, 2025; Twenty-Fourth Supplemental Indenture, dated December 18, 2025; Twenty-Fifth Supplemental Indenture, dated August 20, 2026.
Triton	Triton Insurance Company, an insurance subsidiary of OneMain Financial Holdings, LLC
Unearned finance charges	the amount of interest that is capitalized at time of origination on a precompute loan that will be earned over the remaining contractual life of the loan

Term or Abbreviation	Definition

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$936	$914
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.5 billion and $1.6 billion in 2026, respectively, and $1.5 billion and $1.6 billion in 2025, respectively)	1,550	1,590
Net finance receivables (includes loans of consolidated VIEs of $14.7 billion in 2026 and $13.4 billion in 2025)	26,273	24,833
Unearned insurance premium and claim reserves	(825)	(791)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.7 billion in 2026 and $1.6 billion in 2025)	(3,069)	(2,865)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	22,379	21,177
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $729 million in 2026 and $690 million in 2025)	751	699
Goodwill	1,474	1,474
Other intangible assets	278	282
Other assets	1,349	1,252
Total assets	$28,717	$27,388

Liabilities and Shareholders’ Equity
Long-term debt (includes debt of consolidated VIEs of $12.7 billion in 2026 and $11.5 billion in 2025)	$24,074	$22,694
Insurance claims and policyholder liabilities	530	576
Deferred and accrued taxes	18	35
Other liabilities (includes other liabilities of consolidated VIEs of $32 million in 2026 and $30 million in 2025)	704	682
Total liabilities	25,326	23,987
Contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 2,000,000,000 shares authorized, 114,575,373 and 117,196,792 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,768	1,757
Accumulated other comprehensive loss	(86)	(41)
Retained earnings	2,773	2,579
Treasury stock, at cost; 21,475,215 and 18,514,904 shares at September 30, 2026 and December 31, 2025, respectively	(1,065)	(895)
Total shareholders’ equity	3,391	3,401
Total liabilities and shareholders’ equity	$28,717	$27,388

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025

Interest income	$1,491	$1,392	$4,294	$4,039

Interest expense	345	320	993	949

Net interest income	1,146	1,072	3,301	3,090

Provision for finance receivable losses	615	488	1,689	1,454

Net interest income after provision for finance receivable losses	531	584	1,612	1,636

Other revenues:
Insurance	113	112	337	332
Investment	24	26	72	76
Gain on sales of finance receivables	16	17	49	50
Net loss on repurchases and repayments of debt	—	(39)	(5)	(65)
Other	59	47	163	133
Total other revenues	212	163	616	526

Other expenses:
Salaries and benefits	244	234	727	683
Other operating expenses	213	202	628	577
Insurance policy benefits and claims	53	48	148	150
Total other expenses	510	484	1,503	1,410

Income before income taxes	233	263	725	752

Income taxes	48	64	162	173

Net income	$185	$199	$563	$579

Share Data:
Weighted average number of shares outstanding:
Basic	114,864,912	118,759,941	115,643,942	119,037,486
Diluted	115,483,795	119,420,044	116,170,553	119,594,192
Earnings per share:
Basic	$1.61	$1.67	$4.87	$4.86
Diluted	$1.60	$1.67	$4.85	$4.84

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025

Net income	$185	$199	$563	$579

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(46)	18	(59)	49
Foreign currency translation adjustments	(1)	(4)	(5)	6
Changes in discount rate for insurance claims and policyholder liabilities	8	(7)	10	(6)
Other	(1)	(1)	(4)	(4)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	10	(4)	13	(11)
Foreign currency translation adjustments	—	1	1	(2)
Changes in discount rate for insurance claims and policyholder liabilities	(2)	1	(2)	1
Other	—	—	1	1
Other comprehensive income (loss), net of tax	(32)	4	(45)	34

Comprehensive income	$153	$203	$518	$613

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Three Months Ended September 30, 2026
Balance, July 1, 2026	$1	$1,758	$(54)	$2,710	$(1,032)	$3,383
Common stock repurchased	—	—	—	—	(34)	(34)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	10	—	—	—	10
Other comprehensive income	—	—	(32)	—	—	(32)
Cash dividends *	—	—	—	(122)	—	(122)
Net income	—	—	—	185	—	185
Balance, September 30, 2026	$1	$1,768	$(86)	$2,773	$(1,065)	$3,391

Three Months Ended September 30, 2025
Balance, July 1, 2025	$1	$1,745	$(51)	$2,425	$(794)	$3,326
Common stock repurchased	—	—	—	—	(33)	(33)
Treasury stock issued	—	—	—	—	1	1
Share-based compensation expense, net of forfeitures	—	7	—	—	—	7
Withholding tax on share-based compensation	—	(2)	—	—	—	(2)
Other comprehensive income	—	—	4	—	—	4
Cash dividends *	—	—	—	(124)	—	(124)
Net income	—	—	—	199	—	199
Balance, September 30, 2025	$1	$1,750	$(47)	$2,500	$(826)	$3,378

* Cash dividends declared were $1.05 per share and $1.04 per share during the three months ended September 30, 2026 and 2025, respectively.

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Continued)

	OneMain Holdings, Inc. Shareholders’ Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity

Nine Months Ended September 30, 2026
Balance, January 1, 2026	$1	$1,757	$(41)	$2,579	$(895)	$3,401
Common stock repurchased	—	—	—	—	(173)	(173)
Treasury stock issued	—	—	—	—	3	3
Share-based compensation expense, net of forfeitures	—	30	—	—	—	30
Withholding tax on share-based compensation	—	(19)	—	—	—	(19)
Other comprehensive income	—	—	(45)	—	—	(45)
Cash dividends *	—	—	—	(369)	—	(369)
Net income	—	—	—	563	—	563
Balance, September 30, 2026	$1	$1,768	$(86)	$2,773	$(1,065)	$3,391

Nine Months Ended September 30, 2025
Balance, January 1, 2025	$1	$1,734	$(81)	$2,296	$(759)	$3,191
Common stock repurchased	—	—	—	—	(70)	(70)
Treasury stock issued	—	—	—	—	3	3
Share-based compensation expense, net of forfeitures	—	28	—	—	—	28
Withholding tax on share-based compensation	—	(12)	—	—	—	(12)
Other comprehensive income	—	—	34	—	—	34
Cash dividends *	—	—	—	(375)	—	(375)
Net income	—	—	—	579	—	579
Balance, September 30, 2025	$1	$1,750	$(47)	$2,500	$(826)	$3,378

* Cash dividends declared were $3.15 per share and $3.12 per share during the nine months ended September 30, 2026 and 2025, respectively.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2026	2025

Cash flows from operating activities
Net income	$563	$579
Reconciling adjustments:
Provision for finance receivable losses	1,689	1,454
Depreciation and amortization	228	214
Deferred income tax charge (benefit)	(23)	10
Net loss on repurchases and repayments of debt	5	65
Share-based compensation expense, net of forfeitures	30	28
Gain on sales of finance receivables	(49)	(50)
Other	(5)	(3)
Cash flows due to changes in other assets and other liabilities	(91)	(30)
Net cash provided by operating activities	2,347	2,267

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(4,086)	(3,125)
Proceeds from sales of finance receivables	1,118	830
Available-for-sale securities purchased	(236)	(248)
Available-for-sale securities called, sold, and matured	216	245
Other securities purchased	(12)	(6)
Other securities called, sold, and matured	14	17
Other, net	(70)	(67)
Net cash used for investing activities	(3,056)	(2,354)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	5,724	6,298
Repayments and repurchases of long-term debt	(4,381)	(5,492)
Cash dividends	(371)	(376)
Common stock repurchased	(173)	(70)
Treasury stock issued	3	3
Withholding tax on share-based compensation	(19)	(12)
Net cash provided by financing activities	783	351

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	74	264
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,613	1,142
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,687	$1,406

Supplemental cash flow information
Cash and cash equivalents	$936	$658
Restricted cash and restricted cash equivalents	751	748
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,687	$1,406
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except par value amount)	September 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$890	$898
Investment securities (includes available-for-sale securities with a fair value and an amortized cost basis of $1.5 billion and $1.6 billion in 2026, respectively, and $1.5 billion and $1.6 billion in 2025, respectively)	1,550	1,590
Net finance receivables (includes loans of consolidated VIEs of $14.7 billion in 2026 and $13.4 billion in 2025)	26,273	24,833
Unearned insurance premium and claim reserves	(825)	(791)
Allowance for finance receivable losses (includes allowance of consolidated VIEs of $1.7 billion in 2026 and $1.6 billion in 2025)	(3,069)	(2,865)
Net finance receivables, less unearned insurance premium and claim reserves and allowance for finance receivable losses	22,379	21,177
Restricted cash and restricted cash equivalents (includes restricted cash and restricted cash equivalents of consolidated VIEs of $729 million in 2026 and $690 million in 2025)	751	699
Goodwill	1,474	1,474
Other intangible assets	278	282
Other assets	1,349	1,252
Total assets	$28,671	$27,372

Liabilities and Shareholder’s Equity
Long-term debt (includes debt of consolidated VIEs of $12.7 billion in 2026 and $11.5 billion in 2025)	$24,074	$22,694
Insurance claims and policyholder liabilities	530	576
Deferred and accrued taxes	19	36
Other liabilities (includes other liabilities of consolidated VIEs of $32 million in 2026 and $30 million in 2025)	700	682
Total liabilities	25,323	23,988
Contingencies (Note 12)

Shareholder’s equity:
Common stock, par value $0.50 per share; 25,000,000 shares authorized, 10,160,021 shares issued and outstanding at September 30, 2026 and December 31, 2025	5	5
Additional paid-in capital	2,012	2,001
Accumulated other comprehensive loss	(86)	(41)
Retained earnings	1,417	1,419
Total shareholder’s equity	3,348	3,384
Total liabilities and shareholder’s equity	$28,671	$27,372

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025

Interest income	$1,491	$1,392	$4,294	$4,039

Interest expense	345	320	993	949

Net interest income	1,146	1,072	3,301	3,090

Provision for finance receivable losses	615	488	1,689	1,454

Net interest income after provision for finance receivable losses	531	584	1,612	1,636

Other revenues:
Insurance	113	112	337	332
Investment	24	26	72	76
Gain on sales of finance receivables	16	17	49	50
Net loss on repurchases and repayments of debt	—	(39)	(5)	(65)
Other	59	47	163	133
Total other revenues	212	163	616	526

Other expenses:
Salaries and benefits	244	234	727	683
Other operating expenses	213	202	628	577
Insurance policy benefits and claims	53	48	148	150
Total other expenses	510	484	1,503	1,410

Income before income taxes	233	263	725	752

Income taxes	48	64	162	173

Net income	$185	$199	$563	$579

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025

Net income	$185	$199	$563	$579

Other comprehensive income (loss):
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	(46)	18	(59)	49
Foreign currency translation adjustments	(1)	(4)	(5)	6
Changes in discount rate for insurance claims and policyholder liabilities	8	(7)	10	(6)
Other	(1)	(1)	(4)	(4)
Income tax effect:
Net change in unrealized gains (losses) on non-credit impaired available-for-sale securities	10	(4)	13	(11)
Foreign currency translation adjustments	—	1	1	(2)
Changes in discount rate for insurance claims and policyholder liabilities	(2)	1	(2)	1
Other	—	—	1	1
Other comprehensive income (loss), net of tax	(32)	4	(45)	34

Comprehensive income	$153	$203	$518	$613

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder's Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholder’s Equity

Three Months Ended September 30, 2026
Balance, July 1, 2026	$5	$2,002	$(54)	$1,422	$3,375
Share-based compensation expense, net of forfeitures	—	10	—	—	10
Other comprehensive income	—	—	(32)	—	(32)
Cash dividends	—	—	—	(190)	(190)
Net income	—	—	—	185	185
Balance, September 30, 2026	$5	$2,012	$(86)	$1,417	$3,348

Three Months Ended September 30, 2025
Balance, July 1, 2025	$5	$1,989	$(51)	$1,354	$3,297
Share-based compensation expense, net of forfeitures	—	7	—	—	7
Withholding tax on share-based compensation	—	(2)	—	—	(2)
Other comprehensive income	—	—	4	—	4
Cash dividends	—	—	—	(153)	(153)
Net income	—	—	—	199	199
Balance, September 30, 2025	$5	$1,994	$(47)	$1,400	$3,352

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholder’s Equity (Unaudited)

	OneMain Finance Corporation Shareholder’s Equity
(dollars in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Nine Months Ended September 30, 2026
Balance, January 1, 2026	$5	$2,001	$(41)	$1,419	$3,384
Share-based compensation expense, net of forfeitures	—	30	—	—	30
Withholding tax on share-based compensation	—	(19)	—	—	(19)
Other comprehensive income	—	—	(45)	—	(45)
Cash dividends	—	—	—	(565)	(565)
Net income	—	—	—	563	563
Balance, September 30, 2026	$5	$2,012	$(86)	$1,417	$3,348

Nine Months Ended September 30, 2025
Balance, January 1, 2025	$5	$1,978	$(81)	$1,253	$3,155
Share-based compensation expense, net of forfeitures	—	28	—	—	28
Withholding tax on share-based compensation	—	(12)	—	—	(12)
Other comprehensive income	—	—	34	—	34
Cash dividends	—	—	—	(432)	(432)
Net income	—	—	—	579	579
Balance, September 30, 2025	$5	$1,994	$(47)	$1,400	$3,352

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(dollars in millions)	2026	2025

Cash flows from operating activities
Net income	$563	$579
Reconciling adjustments:
Provision for finance receivable losses	1,689	1,454
Depreciation and amortization	228	214
Deferred income tax charge (benefit)	(23)	10
Net loss on repurchases and repayments of debt	5	65
Share-based compensation expense, net of forfeitures	30	28
Gain on sales of finance receivables	(49)	(50)
Other	(5)	(3)
Cash flows due to changes in other assets and other liabilities	(94)	(33)
Net cash provided by operating activities	2,344	2,264

Cash flows from investing activities
Net principal originations and purchases of finance receivables	(4,086)	(3,125)
Proceeds from sales of finance receivables	1,118	830
Available-for-sale securities purchased	(236)	(248)
Available-for-sale securities called, sold, and matured	216	245
Other securities purchased	(12)	(6)
Other securities called, sold, and matured	14	17
Other, net	(70)	(67)
Net cash used for investing activities	(3,056)	(2,354)

Cash flows from financing activities
Proceeds from issuance and borrowings of long-term debt, net of issuance costs	5,724	6,298
Repayments and repurchases of long-term debt	(4,381)	(5,492)
Cash dividends	(568)	(432)
Withholding tax on share-based compensation	(19)	(12)
Net cash provided by financing activities	756	362

Net change in cash and cash equivalents and restricted cash and restricted cash equivalents	44	272
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	1,597	1,108
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$1,641	$1,380

Supplemental cash flow information
Cash and cash equivalents	$890	$632
Restricted cash and restricted cash equivalents	751	748
Total cash and cash equivalents and restricted cash and restricted cash equivalents	$1,641	$1,380
Restricted cash and restricted cash equivalents primarily represent funds required to be used for future debt payments relating to our secured transactions.

See Notes to the Condensed Consolidated Financial Statements (Unaudited).

ONEMAIN HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2026

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

Components of our net finance receivables were as follows:

	Consumer Loans
(dollars in millions)	Personal Loans	Auto Finance	Total Consumer Loans	Credit Cards	Total

September 30, 2026
Gross finance receivables *	$21,735	$2,765	$24,500	$1,363	$25,863
Unearned fees	(275)	(39)	(314)	—	(314)
Accrued finance charges and fees	379	31	410	—	410
Deferred origination costs	240	54	294	20	314
Total	$22,079	$2,811	$24,890	$1,383	$26,273

December 31, 2025
Gross finance receivables *	$21,086	$2,438	$23,524	$925	$24,449
Unearned fees	(258)	(42)	(300)	—	(300)
Accrued finance charges and fees	382	28	410	—	410
Deferred origination costs	220	43	263	11	274
Total	$21,430	$2,467	$23,897	$936	$24,833
* Consumer loan gross finance receivables equal the unpaid principal balance net of unamortized discount or premium. For precompute personal loans, unpaid principal balance is the gross contractual payments less the unaccreted balance of unearned finance charges. Credit card gross finance receivables equal the unpaid principal balance, interest, and fees.

WHOLE LOAN SALE TRANSACTIONS

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $1.5 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of approximately two years. Loans sold are derecognized from our balance sheet at the time of sale. We service the loans sold and are entitled to a servicing fee and other fees commensurate with the services performed as part of the agreements. The gain on sales and servicing fees are recorded in Other revenues in our condensed consolidated statements of operations.

We sold $361 million and $1.1 billion of gross finance receivables during the three and nine months ended September 30, 2026, respectively, and $258 million and $773 million of gross finance receivables during the three and nine months ended September 30, 2025, respectively. The gain on the sales were $16 million and $49 million during the three and nine months ended September 30, 2026, respectively, and $17 million and $50 million during the three and nine months ended September 30, 2025, respectively.

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

The following table below is a summary of finance charges on our consumer loans:

	Three Months Ended September 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$45	$4	$42	$3
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	5	—	5	—

	Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net accrued finance charges reversed	$132	$10	$120	$8
Finance charges recognized from the contractual interest portion of payments received on nonaccrual loans	17	1	15	1

We accrue finance charges and fees on credit cards until charge-off at 180 days contractually past due, at which point we reverse finance charges and fees previously accrued.

Net accrued finance charges and fees reversed on credit cards were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025

Net accrued finance charges and fees reversed	$21	$17	$67	$51

The following tables below are a summary of our personal loans by the year of origination and number of days delinquent:

(dollars in millions)	2026	2025	2024	2023	2022	Prior	Total

September 30, 2026
Performing
Current	$8,812	$6,329	$3,256	$1,540	$701	$275	$20,913
30-59 days past due	62	132	89	57	38	23	401
60-89 days past due	31	84	54	35	21	13	238
Total performing	8,905	6,545	3,399	1,632	760	311	21,552
Nonperforming (Nonaccrual)
90+ days past due	38	192	130	83	53	31	527
Total	$8,943	$6,737	$3,529	$1,715	$813	$342	$22,079

Gross charge-offs *	$17	$440	$475	$318	$181	$101	$1,532
* Represents gross charge-offs for the nine months ended September 30, 2026.

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

December 31, 2025
Performing
Current	$10,149	$5,335	$2,759	$1,372	$439	$146	$20,200
30-59 days past due	101	120	85	60	29	12	407
60-89 days past due	63	82	53	36	17	7	258
Total performing	10,313	5,537	2,897	1,468	485	165	20,865
Nonperforming (Nonaccrual)
90+ days past due	99	191	135	86	38	16	565
Total	$10,412	$5,728	$3,032	$1,554	$523	$181	$21,430

Gross charge-offs *	$15	$363	$469	$337	$152	$62	$1,398
* Represents gross charge-offs for the nine months ended September 30, 2025.

The following tables below are a summary of our auto finance loans by the year of origination and number of days delinquent:

(dollars in millions)	2026	2025	2024	2023	2022	Prior	Total

September 30, 2026
Performing
Current	$1,048	$801	$470	$215	$88	$25	$2,647
30-59 days past due	21	36	24	12	6	3	102
60-89 days past due	6	9	6	3	1	1	26
Total performing	1,075	846	500	230	95	29	2,775
Nonperforming (Nonaccrual)
90+ days past due	5	14	9	4	3	1	36
Total	$1,080	$860	$509	$234	$98	$30	$2,811

Gross charge-offs *	$6	$44	$40	$22	$12	$4	$128
* Represents gross charge-offs for the nine months ended September 30, 2026.

(dollars in millions)	2025	2024	2023	2022	2021	Prior	Total

December 31, 2025
Performing
Current	$1,095	$667	$329	$152	$48	$9	$2,300
30-59 days past due	34	34	21	13	6	1	109
60-89 days past due	8	10	5	3	1	—	27
Total performing	1,137	711	355	168	55	10	2,436
Nonperforming (Nonaccrual)
90+ days past due	8	12	6	3	2	—	31
Total	$1,145	$723	$361	$171	$57	$10	$2,467

Gross charge-offs *	$5	$36	$30	$21	$7	$2	$101
* Represents gross charge-offs for the nine months ended September 30, 2025.

The following is a summary of credit cards by number of days delinquent:

(dollars in millions)	September 30, 2026	December 31, 2025

Current	$1,237	$820
30-59 days past due	38	26
60-89 days past due	32	24
90+ days past due	76	66
Total	$1,383	$936

There were no credit cards that were converted to term loans at September 30, 2026 or December 31, 2025.

UNFUNDED LENDING COMMITMENTS

Our unfunded lending commitments consist of the unused credit card lines, which are unconditionally cancellable. We do not anticipate that all of our customers will access their entire available line at any given point in time. The unused credit card lines totaled $821 million and $500 million at September 30, 2026 and December 31, 2025, respectively.

MODIFIED FINANCE RECEIVABLES TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

We make modifications to our finance receivables to assist borrowers who are experiencing financial difficulty. When we modify the contractual terms for economic or other reasons related to the borrower’s financial difficulties, we classify that receivable as a modified finance receivable.

The period-end carrying value of net finance receivables modified during the period was as follows:

	Three Months Ended September 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$96	$13	$89	$9
Interest rate reduction and principal forgiveness	120	1	116	1
Total modifications to borrowers experiencing financial difficulties	$216	$14	$205	$10

Modifications as a percent of net finance receivables by class	0.98%	0.47%	0.96%	0.40%

	Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$278	$28	$248	$19
Interest rate reduction and principal forgiveness	274	2	317	1
Total modifications to borrowers experiencing financial difficulties	$552	$30	$565	$20

Modifications as a percent of net finance receivables by class	2.50%	1.06%	2.66%	0.85%

The financial effect of modifications made during the period was as follows:

	Three Months Ended September 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	22.07%	13.17%	19.35%	12.24%
Weighted-average term extension (months)	29	15	23	13
Principal/interest forgiveness	$12	$—	$11	$—

	Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Net finance receivables
Weighted-average interest rate reduction	21.55%	13.61%	17.95%	12.79%
Weighted-average term extension (months)	29	17	24	15
Principal/interest forgiveness	$31	$1	$28	$1

The performance of finance receivables modified within the previous 12 months by delinquency status was as follows:

	September 30, 2026 (a)		September 30, 2025 (b)
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Current	$520	$26	$507	$18
30-59 days past due	53	4	60	3
60-89 days past due	36	2	45	2
90+ days past due	80	3	87	2
Total	$689	$35	$699	$25
(a) Excludes $65 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.
(b) Excludes $86 million of personal loan receivables that were modified and subsequently charged off within the previous 12 months. Auto finance receivables that were modified and subsequently charged off within the previous 12 months were immaterial.

The period-end carrying value of finance receivables that defaulted during the period to cause the receivable to be considered nonperforming (90 days or more contractually past due) and had been modified within the 12 months preceding the default was as follows:

	Three Months Ended September 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$37	$2	$37	$2
Interest rate reduction and principal forgiveness	16	—	20	—
Total	$53	$2	$57	$2

	Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Personal Loans	Auto Finance	Personal Loans	Auto Finance

Interest rate reduction and term extension	$55	$4	$55	$2
Interest rate reduction and principal forgiveness	23	—	26	—
Total	$78	$4	$81	$2

Modifications made to credit cards were immaterial for the three and nine months ended September 30, 2026 and 2025.

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

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At September 30, 2026, our economic forecast used a reasonable and supportable period of 12 months. The increase in our allowance for finance receivable losses for the three and nine months ended September 30, 2026 was driven by growth in net finance receivables. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in the allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer Loans	Credit Cards	Total

Three Months Ended September 30, 2026
Balance at beginning of period	$2,676	$247	$2,923
Provision for finance receivable losses	518	97	615
Charge-offs	(522)	(48)	(570)
Recoveries	98	3	101
Balance at end of period	$2,770	$299	$3,069

Three Months Ended September 30, 2025
Balance at beginning of period	$2,586	$168	$2,754
Provision for finance receivable losses	437	51	488
Charge-offs	(479)	(36)	(515)
Recoveries	86	2	88
Balance at end of period	$2,630	$185	$2,815

Nine Months Ended September 30, 2026
Balance at beginning of period	$2,656	$209	$2,865
Provision for finance receivable losses	1,464	225	1,689
Charge-offs	(1,660)	(148)	(1,808)
Recoveries	310	13	323
Balance at end of period	$2,770	$299	$3,069

Nine Months Ended September 30, 2025
Balance at beginning of period	$2,567	$138	$2,705
Provision for finance receivable losses	1,306	148	1,454
Charge-offs	(1,499)	(109)	(1,608)
Recoveries	256	8	264
Balance at end of period	$2,630	$185	$2,815

5. Investment Securities

AVAILABLE-FOR-SALE SECURITIES

Cost/amortized cost, allowance for credit losses, unrealized gains and losses, and fair value of fixed maturity available-for-sale securities by type were as follows:

(dollars in millions)	Cost/ Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2026 *
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	55	—	(4)	51
Commercial paper	42	—	—	42
Non-U.S. government and government sponsored entities	133	—	(5)	128
Corporate debt	1,070	2	(72)	1,000
Mortgage-backed, asset-backed, and collateralized:
RMBS	207	—	(27)	180
CMBS	19	—	(2)	17
CDO/ABS	62	—	(3)	59
Total	$1,601	$2	$(113)	$1,490

December 31, 2025 *
Fixed maturity available-for-sale securities:
U.S. government and government sponsored entities	$13	$—	$—	$13
Obligations of states, municipalities, and political subdivisions	59	—	(3)	56
Commercial paper	—	—	—	—
Non-U.S. government and government sponsored entities	159	1	(3)	157
Corporate debt	1,057	11	(38)	1,030
Mortgage-backed, asset-backed, and collateralized:
RMBS	206	1	(17)	190
CMBS	24	—	(2)	22
CDO/ABS	66	—	(2)	64
Total	$1,584	$13	$(65)	$1,532
*    The allowance for credit losses related to our investment securities as of September 30, 2026 and December 31, 2025 was immaterial.

Interest receivables reported in Other assets in our condensed consolidated balance sheets totaled $14 million as of September 30, 2026 and December 31, 2025. There were no material amounts reversed from investment revenue for available-for-sale securities for the three and nine months ended September 30, 2026 and 2025.

Fair value and unrealized losses on available-for-sale securities by type and length of time in a continuous unrealized loss position without an allowance for credit losses were as follows:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2026
U.S. government and government sponsored entities	$8	$—	$5	$—	$13	$—
Obligations of states, municipalities, and political subdivisions	10	—	41	(4)	51	(4)
Non-U.S. government and government sponsored entities	84	(2)	28	(3)	112	(5)
Corporate debt	415	(18)	471	(54)	886	(72)
Mortgage-backed, asset-backed, and collateralized:
RMBS	66	(3)	106	(24)	172	(27)
CMBS	2	—	14	(2)	16	(2)
CDO/ABS	37	(1)	19	(2)	56	(3)
Total	$622	$(24)	$684	$(89)	$1,306	$(113)

December 31, 2025
U.S. government and government sponsored entities	$—	$—	$8	$—	$8	$—
Obligations of states, municipalities, and political subdivisions	1	—	48	(3)	49	(3)
Non-U.S. government and government sponsored entities	23	—	37	(3)	60	(3)
Corporate debt	73	—	545	(38)	618	(38)
Mortgage-backed, asset-backed, and collateralized:
RMBS	6	—	124	(17)	130	(17)
CMBS	1	—	19	(2)	20	(2)
CDO/ABS	6	—	28	(2)	34	(2)
Total	$110	$—	$809	$(65)	$919	$(65)

On a lot basis, we had 1,854 and 1,355 investment securities in an unrealized loss position at September 30, 2026 and December 31, 2025, respectively. We do not consider the unrealized losses to be credit-related, as these unrealized losses primarily relate to changes in interest rates and market spreads subsequent to purchase. Additionally, as of September 30, 2026, there were no credit impairments on investment securities that we intend to sell. We do not have plans to sell any of the remaining investment securities with unrealized losses as of September 30, 2026, and we believe it is more likely than not that we would not be required to sell such investment securities before recovery of their amortized cost.

We continue to monitor unrealized loss positions for potential credit impairments. During the three and nine months ended September 30, 2026 and 2025, there were no material credit impairments related to our investment securities. Therefore, there were no material additions or reductions in the allowance for credit losses (impairments recognized or reversed in earnings) on credit impaired available-for-sale securities for the three and nine months ended September 30, 2026 and 2025.

The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2026 totaled $21 million and $83 million, respectively. The proceeds of available-for-sale securities sold or redeemed during the three and nine months ended September 30, 2025 totaled $41 million and $83 million, respectively. The net realized gains and losses were immaterial during the three and nine months ended September 30, 2026 and 2025.

Contractual maturities of fixed-maturity available-for-sale securities at September 30, 2026 were as follows:

(dollars in millions)	Fair Value	Amortized Cost

Fixed maturities, excluding mortgage-backed, asset-backed, and collateralized securities:
Due in 1 year or less	$202	$203
Due after 1 year through 5 years	570	600
Due after 5 years through 10 years	334	358
Due after 10 years	128	152
Mortgage-backed, asset-backed, and collateralized securities	256	288
Total	$1,490	$1,601

Actual maturities may differ from contractual maturities since issuers and borrowers may have the right to call or prepay obligations. We may sell investment securities before maturity for general corporate and working capital purposes and to achieve certain investment strategies.

The fair value of securities on deposit with third parties totaled $400 million and $490 million at September 30, 2026 and December 31, 2025, respectively.

OTHER SECURITIES

The fair value of other securities by type was as follows:

(dollars in millions)	September 30, 2026	December 31, 2025

Fixed maturity other securities:
Bonds	$3	$6
Preferred stock	11	12
Common stock	46	40
Total	$60	$58

Other securities primarily consist of equity securities and those securities for which the fair value option was elected. We report net unrealized and realized gains and losses on other securities held, sold, or redeemed in Other revenue - investment. Net unrealized gains and losses on other securities held were immaterial for the three and nine months ended September 30, 2026 and 2025. Net realized gains and losses on other securities sold or redeemed were immaterial for the three and nine months ended September 30, 2026 and 2025.

6. Long-term Debt

Principal maturities of long-term debt by type of debt at September 30, 2026 were as follows:

	Senior Debt
(dollars in millions)	Securitizations	Private Secured Term Funding	Revolving Conduit Facilities	Unsecured Notes (a)	Junior Subordinated Debt (a)	Total

Interest rates (b)	1.55%-10.98%	4.97%	4.82%	3.50%-7.88%	5.76%

Remainder of 2026	$—	$—	$—	$—	$—	$—
2027	—	—	—	750	—	750
2028	—	—	—	1,350	—	1,350
2029	—	—	—	1,640	—	1,640
2030	—	—	—	2,292	—	2,292
2031-2067	—	—	—	5,300	350	5,650
Secured (c)	12,358	350	1	—	—	12,709
Total principal maturities	$12,358	$350	$1	$11,332	$350	$24,391

Total carrying amount	$12,311	$349	$1	$11,240	$173	$24,074
Debt issuance costs (d)	(46)	(1)	—	(90)	—	(137)
(a) Pursuant to the Base Indenture, the Supplemental Indentures, and the Guaranty Agreements, OMH agreed to fully and unconditionally guarantee, on a senior unsecured basis, payments of principal, premium and interest on the Unsecured Notes and Junior Subordinated Debenture. The OMH guarantees of OMFC’s long-term debt are subject to customary release provisions.
(b) The interest rates shown are the range of contractual rates in effect at September 30, 2026.
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
(d) Debt issuance costs are reported as a direct reduction from long-term debt, with the exception of debt issuance costs associated with our revolving conduit facilities, credit card revolving variable funding note (“VFN”) facilities, and the unsecured corporate revolver, which totaled $36 million at September 30, 2026 and are reported in Other assets in our condensed consolidated balance sheets.

UNSECURED CORPORATE REVOLVER

At September 30, 2026, the total maximum borrowing capacity of our unsecured corporate revolver was $1.0 billion. The corporate revolver has a five-year term, during which draws and repayments may occur. Any outstanding principal balance is due and payable on September 6, 2029.

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

(dollars in millions)	September 30, 2026	December 31, 2025

Assets
Cash and cash equivalents	$6	$5
Net finance receivables	14,652	13,418
Allowance for finance receivable losses	1,723	1,558
Restricted cash and restricted cash equivalents	729	690
Other assets	44	41

Liabilities
Long-term debt	$12,661	$11,464
Other liabilities	32	30

Other than the retained subordinate and residual interests in our consolidated VIEs, we are under no further obligation than is otherwise noted herein, either contractually or implicitly, to provide financial support to these entities. Consolidated interest expense related to our VIEs totaled $165 million and $461 million during the three and nine months ended September 30, 2026, respectively, compared to $161 million and $477 million during the three and nine months ended September 30, 2025, respectively.

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

CREDIT CARD REVOLVING VFN FACILITIES

We have transferred credit card gross finance receivables to a master trust, OneMain Financial Credit Card Trust (“OMFCT”), and we continue to service and administer the credit cards. As of September 30, 2026, OMFCT was the issuing entity for two credit card revolving VFN facilities by way of certain indenture supplements and note purchase agreements with a total maximum borrowing capacity of $700 million. Each credit card revolving VFN facility has a revolving period during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding notes, if any, are due and payable in full over periods ranging up to six years as of September 30, 2026. Amounts drawn on these credit card revolving VFN facilities are secured and collateralized by our credit card gross finance receivables.

PRIVATE SECURED TERM FUNDING

At September 30, 2026, the maximum borrowing capacity of $350 million was outstanding under a private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027, followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

REVOLVING CONDUIT FACILITIES

We had access to 16 revolving conduit facilities with a total maximum borrowing capacity of $5.8 billion as of September 30, 2026. Our conduit facilities contain revolving periods during which no principal payments are required, but may be made without penalty, followed by a subsequent amortization period. Principal balances of outstanding loans, if any, are due and payable in full over periods ranging up to approximately eight years as of September 30, 2026. Amounts drawn on these facilities are collateralized by our consumer loans.

8. Insurance

Changes in the reserve for unpaid claims and loss adjustment expenses (net of reinsurance recoverables) on our short-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2026	2025

Balance at beginning of period	$98	$102
Less reinsurance recoverables	(3)	(3)
Net balance at beginning of period	95	99
Additions for losses and loss adjustment expenses incurred to:
Current year	155	148
Prior years *	(3)	(8)
Total	152	140
Reductions for losses and loss adjustment expenses paid related to:
Current year	(91)	(87)
Prior years	(58)	(56)
Total	(149)	(143)
Net balance at end of period	98	96
Plus reinsurance recoverables	3	3
Balance at end of period	$101	$99
*    At September 30, 2026, there were redundancies in the prior years’ net reserves due to favorable development of credit life claims during the period. At September 30, 2025, there were redundancies in the prior years’ net reserves due to favorable development of credit disability claims during the period.

LIABILITY FOR FUTURE POLICY BENEFITS

The present values of expected net premiums on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$138	$28	$177	$33
Effect of cumulative changes in discount rate assumptions (beginning of period)	(3)	—	(2)	—
Beginning balance at original discount rate	135	28	175	33
Effect of changes in cash flow assumptions	8	(1)	(20)	—
Effect of actual variances from expected experience	(8)	(3)	(4)	1
Adjusted balance at beginning of period	135	24	151	34
Interest accretion	6	1	6	1
Net premiums collected	(15)	(3)	(18)	(3)
Ending balance at original discount rate	126	22	139	32
Effect of changes in discount rate assumptions	(3)	(1)	5	—
Balance at ending of period	$123	$21	$144	$32

The present values of expected future policy benefits on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Balance at beginning of period	$329	$90	$378	$96
Effect of cumulative changes in discount rate assumptions (beginning of period)	(9)	1	(5)	2
Beginning balance at original discount rate	320	91	373	98
Effect of changes in cash flow assumptions	(4)	(1)	(23)	—
Effect of actual variances from expected experience	(6)	(7)	(5)	3
Adjusted balance at beginning of period	310	83	345	101
Net issuances	3	2	3	1
Interest accretion	12	3	14	4
Benefit payments	(33)	(8)	(36)	(9)
Ending balance at original discount rate	292	80	326	97
Effect of changes in discount rate assumptions	(5)	(4)	13	—
Balance at ending of period	$287	$76	$339	$97

The net liabilities for future policy benefits on long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Net liability for future policy benefits	$164	$55	$195	$65
Deferred profit liability	12	41	11	45
Total net liability for future policy benefits	$176	$96	$206	$110

The weighted-average duration of the liability for future policy benefits was 7 years at September 30, 2026 and 2025.

The following table reconciles the net liability for future policy benefits to Insurance claims and policyholder liabilities in the condensed consolidated balance sheets:

	At or for the Nine Months Ended September 30,
(dollars in millions)	2026	2025
Term and whole life	$176	$206
Accidental death and disability protection	96	110
Other *	258	262
Total insurance claims and policyholder liabilities	$530	$578
*    Other primarily includes reserves for short-duration contracts that are payable to third-party beneficiaries.

The undiscounted and discounted expected future gross premiums and expected future benefits and expenses for our long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Expected future gross premiums:
Undiscounted	$290	$90	$292	$112
Discounted	206	63	224	82
Expected future benefit payments:
Undiscounted	404	114	449	140
Discounted	287	76	339	97

The revenue and interest accretion related to our long-duration insurance contracts recognized in the condensed consolidated statements of operations were as follows:

	At or for the Nine Months Ended September 30,
	2026		2025
(dollars in millions)	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Gross premiums or assessments	$33	$10	$36	$12

Interest accretion	$7	$2	$8	$2

The expected and actual experiences for mortality, morbidity, and lapses of the liability for future policy benefits were as follows:

	At or for the Nine Months Ended September 30,
	2026		2025
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Mortality/Morbidity:
Expected	0.38%	0.02%	0.39%	0.01%
Actual	0.37%	0.01%	0.40%	0.01%
Lapses:
Expected	3.75%	1.60%	3.33%	1.70%
Actual	3.98%	2.92%	3.56%	2.18%

The weighted-average interest rates for the liability of future policy benefits for our long-duration insurance contracts were as follows:

	At or for the Nine Months Ended September 30,
	2026		2025
	Term and Whole Life	Accidental Death and Disability Protection	Term and Whole Life	Accidental Death and Disability Protection
Interest accretion rate	5.29%	4.85%	5.29%	4.86%
Current discount rate	5.93%	5.98%	4.98%	5.14%

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

Changes in OMH shares of common stock issued and outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Balance at beginning of period	115,082,807	118,856,988	117,196,792	119,360,509
Common stock issued	13,207	43,863	338,892	283,247
Common stock repurchased	(538,483)	(539,574)	(3,016,350)	(1,322,347)
Treasury stock issued	17,842	17,696	56,039	57,564
Balance at end of period	114,575,373	118,378,973	114,575,373	118,378,973

EARNINGS PER SHARE (OMH ONLY)

The computation of earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2026	2025	2026	2025

Numerator (basic and diluted):
Net income	$185	$199	$563	$579
Denominator:
Weighted average number of shares outstanding (basic)	114,864,912	118,759,941	115,643,942	119,037,486
Effect of dilutive securities *	618,883	660,103	526,611	556,706
Weighted average number of shares outstanding (diluted)	115,483,795	119,420,044	116,170,553	119,594,192
Earnings per share:
Basic	$1.61	$1.67	$4.87	$4.86
Diluted	$1.60	$1.67	$4.85	$4.84
* We have excluded weighted-average unvested restricted stock units totaling 450,017 and 472,402 for the three months ended September 30, 2026 and 2025, respectively, and 466,154 and 498,509 for the nine months ended September 30, 2026 and 2025, respectively, from the fully-diluted earnings per share calculations as these shares would be anti-dilutive, which could impact the earnings per share calculation in the future.

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

10. Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in Accumulated other comprehensive income (loss) were as follows:

(dollars in millions)	Unrealized Gains (Losses) Available-for-Sale Securities (a)	Retirement Plan Liabilities Adjustments	Foreign Currency Translation Adjustments	Changes in Discount Rate for Insurance Claims and Policyholder Liabilities	Other (b)	Total Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2026
Balance at beginning of period	$(51)	$(2)	$(10)	$(1)	$10	$(54)
Other comprehensive income (loss) before reclassifications	(36)	—	(1)	6	(1)	(32)
Balance at end of period	$(87)	$(2)	$(11)	$5	$9	$(86)

Three Months Ended September 30, 2025
Balance at beginning of period	$(57)	$(3)	$(6)	$—	$15	$(51)
Other comprehensive income (loss) before reclassifications	14	—	(3)	(6)	(1)	4
Balance at end of period	$(43)	$(3)	$(9)	$(6)	$14	$(47)

Nine Months Ended September 30, 2026
Balance at beginning of period	$(41)	$(2)	$(7)	$(3)	$12	$(41)
Other comprehensive income (loss) before reclassifications	(46)	—	(4)	8	(3)	(45)
Balance at end of period	$(87)	$(2)	$(11)	$5	$9	$(86)

Nine Months Ended September 30, 2025
Balance at beginning of period	$(81)	$(3)	$(13)	$(1)	$17	$(81)
Other comprehensive income (loss) before reclassifications	38	—	4	(5)	(3)	34
Balance at end of period	$(43)	$(3)	$(9)	$(6)	$14	$(47)

(a) There were no material amounts related to available-for-sale debt securities for which an allowance for credit losses was recorded during the three and nine months ended September 30, 2026 and 2025.
(b) Other primarily includes changes in the fair value of our mark-to-market derivative instruments that have been designated as cash flow hedges.

Reclassification adjustments from Accumulated other comprehensive income (loss) to the applicable line item on our condensed consolidated statements of operations were immaterial for the three and nine months ended September 30, 2026 and 2025.

11. Income Taxes

We follow the guidance of ASC 740, Income Taxes, for interim reporting of income taxes under which we calculate an estimated annual effective tax rate (“AETR”) and apply the AETR to our year-to-date income (loss) before income taxes. In addition, we recognize any discrete items as they occur.

We had a net deferred tax asset of $500 million and $464 million at September 30, 2026 and December 31, 2025, respectively, reported in Other assets in our condensed consolidated balance sheets.

Our gross unrecognized tax benefits, including related interest and penalties, totaled $14 million at September 30, 2026 and December 31, 2025.

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

13. Segment Information

At September 30, 2026, Consumer and Insurance (“C&I”) is our only reportable segment. The remaining components (which we refer to as “Other”) consist of our liquidating SpringCastle Portfolio servicing activity and our non-originating legacy operations, which primarily include our liquidating real estate loans.

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

The following tables present information about C&I and Other, as well as reconciliations to the condensed consolidated financial statement amounts.

(dollars in millions)	Consumer and Insurance	Other	Segment to GAAP Adjustment	Consolidated Total

Three Months Ended September 30, 2026
Interest income	$1,487	$1	$3	$1,491
Interest expense	345	—	—	345
Provision for finance receivable losses	615	—	—	615
Net interest income after provision for finance receivable losses	527	1	3	531
Other revenues	211	1	—	212
Salaries and benefits	243	1	—	244
Other operating expenses	211	1	1	213
Insurance policy benefits and claims	53	—	—	53
Income before income tax expense	$231	$—	$2	$233

Three Months Ended September 30, 2025
Interest income	$1,386	$1	$5	$1,392
Interest expense	320	—	—	320
Provision for finance receivable losses	488	—	—	488
Net interest income after provision for finance receivable losses	578	1	5	584
Other revenues	161	2	—	163
Salaries and benefits	232	2	—	234
Other operating expenses	198	3	1	202
Insurance policy benefits and claims	48	—	—	48
Income (loss) before income tax expense	$261	$(2)	$4	$263

Nine Months Ended September 30, 2026
Interest income	$4,283	$2	$9	$4,294
Interest expense	993	—	—	993
Provision for finance receivable losses	1,690	—	(1)	1,689
Net interest income after provision for finance receivable losses	1,600	2	10	1,612
Other revenues	611	5	—	616
Salaries and benefits	724	3	—	727
Other operating expenses	622	4	2	628
Insurance policy benefits and claims	148	—	—	148
Income before income tax expense	$717	$—	$8	$725

Assets	$27,567	$4	$1,146	$28,717

Nine Months Ended September 30, 2025
Interest income	$4,021	$2	$16	$4,039
Interest expense	947	1	1	949
Provision for finance receivable losses	1,456	—	(2)	1,454
Net interest income after provision for finance receivable losses	1,618	1	17	1,636
Other revenues	522	5	(1)	526
Salaries and benefits	679	4	—	683
Other operating expenses	569	6	2	577
Insurance policy benefits and claims	150	—	—	150
Income (loss) before income tax expense	$742	$(4)	$14	$752

Assets	$25,840	$9	$1,136	$26,985

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

The following table presents the carrying amounts and estimated fair values of our financial instruments and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Fair Value Measurements Using			Total Fair Value	Total Carrying Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2026
Assets
Cash and cash equivalents	$835	$101	$—	$936	$936
Investment securities	61	1,486	3	1,550	1,550
Net finance receivables, less allowance for finance receivable losses	—	—	25,830	25,830	23,204
Restricted cash and restricted cash equivalents	751	—	—	751	751
Other assets *	—	—	31	31	16

Liabilities
Long-term debt	$—	$23,745	$—	$23,745	$24,074

December 31, 2025
Assets
Cash and cash equivalents	$860	$54	$—	$914	$914
Investment securities	57	1,530	3	1,590	1,590
Net finance receivables, less allowance for finance receivable losses	—	—	24,440	24,440	21,968
Restricted cash and restricted cash equivalents	699	—	—	699	699
Other assets *	—	—	31	31	18

Liabilities
Long-term debt	$—	$23,204	$—	$23,204	$22,694
*Other assets at September 30, 2026 and December 31, 2025 primarily consists of finance receivables held for sale.

FAIR VALUE MEASUREMENTS — RECURRING BASIS

The following tables present information about our assets measured at fair value on a recurring basis and indicate the fair value hierarchy based on the levels of inputs we utilized to determine such fair value:

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

September 30, 2026
Assets
Cash equivalents in mutual funds	$54	$—	$—	$54
Cash equivalents in securities	—	101	—	101
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	51	—	51
Commercial paper	—	42	—	42
Non-U.S. government and government sponsored entities	—	128	—	128
Corporate debt	5	993	2	1,000
RMBS	—	180	—	180
CMBS	—	17	—	17
CDO/ABS	—	59	—	59
Total available-for-sale securities	5	1,483	2	1,490
Other securities
Bonds:
Corporate debt	—	3	—	3
Total bonds	—	3	—	3
Preferred stock	11	—	—	11
Common stock	45	—	1	46
Total other securities	56	3	1	60
Total investment securities	61	1,486	3	1,550
Restricted cash equivalents in mutual funds	501	—	—	501
Total	$616	$1,587	$3	$2,206

	Fair Value Measurements Using			Total Carried At Fair Value
(dollars in millions)	Level 1	Level 2	Level 3

December 31, 2025
Assets
Cash equivalents in mutual funds	$48	$—	$—	$48
Cash equivalents in securities	—	53	—	53
Investment securities:
Available-for-sale securities
U.S. government and government sponsored entities	—	13	—	13
Obligations of states, municipalities, and political subdivisions	—	56	—	56
Commercial paper	—	—	—	—
Non-U.S. government and government sponsored entities	—	157	—	157
Corporate debt	6	1,022	2	1,030
RMBS	—	190	—	190
CMBS	—	22	—	22
CDO/ABS	—	64	—	64
Total available-for-sale securities	6	1,524	2	1,532
Other securities
Bonds:
Corporate debt	—	3	—	3
CDO/ABS	—	3	—	3
Total bonds	—	6	—	6
Preferred stock	12	—	—	12
Common stock	39	—	1	40
Total other securities	51	6	1	58
Total investment securities	57	1,530	3	1,590
Restricted cash equivalents in mutual funds	620	—	—	620
Total	$725	$1,583	$3	$2,311

Due to the insignificant activity within the Level 3 assets during the three and nine months ended September 30, 2026 and 2025, we have omitted the additional disclosures relating to the changes in Level 3 assets measured at fair value on a recurring basis and the quantitative information about Level 3 unobservable inputs.

FAIR VALUE MEASUREMENTS — NON-RECURRING BASIS

We measure the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Net impairment charges recorded on assets measured at fair value on a non-recurring basis were immaterial during the three and nine months ended September 30, 2026 and 2025.

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

OUR PRODUCTS

Our product offerings include:

•Personal Loans — We offer personal loans through our branch network, central operations, direct mail, digital affiliates, and our website, www.onemainfinancial.com, to customers who need timely access to cash. Our personal loans are non-revolving, with a fixed rate, have fixed terms generally between three and six years, and are secured by automobiles, other collateral, or are unsecured. At September 30, 2026, we had approximately 2.4 million personal loans totaling $22.1 billion of net finance receivables, of which 57% were secured by titled property, compared to approximately 2.4 million personal loans totaling $21.4 billion of net finance receivables, of which 53% were secured by titled property at December 31, 2025. We also service personal loans for our whole loan sale partners.

•Auto Finance — We offer secured auto financing originated at the point of purchase through a growing network of franchise and independent dealerships. The loans are non-revolving, with a fixed rate, and have fixed terms generally between three and six years. At September 30, 2026, we had approximately 163 thousand auto finance loans totaling $2.8 billion of net finance receivables, compared to approximately 148 thousand auto finance loans totaling $2.5 billion of net finance receivables at December 31, 2025. We also service auto finance loans for our whole loan sale partners and loans originated by third parties.
•Credit Cards — BrightWay credit cards are originated through a third-party bank partner from which we purchase the receivable balances. The credit cards are offered across our branch network, as well as through direct mail, our digital affiliates, and our website. Credit cards are open-ended, revolving, with a fixed rate, and are unsecured. At September 30, 2026, we had approximately 1.5 million open credit card customer accounts, totaling $1.4 billion of net finance receivables, compared to approximately 1.1 million open credit card customer accounts, totaling $936 million of net finance receivables at December 31, 2025.

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

OUR SEGMENT

At September 30, 2026, Consumer and Insurance (“C&I”) is our only reportable segment, which includes consumer loans, credit cards, and optional products. At September 30, 2026, we had $28.1 billion of managed receivables due from approximately 4.3 million customer accounts, compared to $26.3 billion of managed receivables due from approximately 3.8 million customer accounts at December 31, 2025.

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

On August 20, 2026, OMFC issued a total of $600 million aggregate principal amount of 7.125% Senior Notes due 2034.

For information about the issuances and redemptions of our unsecured debt, see “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Securitization Transactions Completed - ODART 2026-1, OMFIT 2026-1, OMFIT 2026-2, and OMFIT 2026-3

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

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025

Interest income	$1,491	$1,392	$4,294	$4,039
Interest expense	345	320	993	949
Provision for finance receivable losses	615	488	1,689	1,454
Net interest income after provision for finance receivable losses	531	584	1,612	1,636
Other revenues	212	163	616	526
Other expenses	510	484	1,503	1,410
Income before income taxes	233	263	725	752
Income taxes	48	64	162	173
Net income	$185	$199	$563	$579

Share Data:
Earnings per share:
Diluted	$1.60	$1.67	$4.85	$4.84

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$26,273	$24,465	$26,273	$24,465
Average net receivables	$25,733	$24,210	$25,031	$23,754
Gross charge-off ratio	8.80%	8.45%	9.66%	9.05%
Recovery ratio	(1.56)%	(1.45)%	(1.73)%	(1.49)%
Net charge-off ratio	7.24%	7.00%	7.93%	7.57%

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025

Selected Financial Statistics, continued *
Personal loans:
Net finance receivables	$22,079	$21,225	$22,079	$21,225
Origination volume	$4,076	$3,520	$10,674	$9,733
Number of accounts	2,423,661	2,374,057	2,423,661	2,374,057
Number of accounts originated	385,481	336,458	996,919	912,705
Auto finance:
Net finance receivables	$2,811	$2,406	$2,811	$2,406
Origination volume	$466	$369	$1,288	$1,085
Number of accounts	162,732	144,004	162,732	144,004
Number of accounts originated	19,099	16,705	55,101	49,107
Consumer loans:
Net finance receivables	$24,890	$23,631	$24,890	$23,631
Yield	22.63%	22.66%	22.66%	22.64%
Origination volume	$4,542	$3,889	$11,962	$10,818
Number of accounts	2,586,393	2,518,061	2,586,393	2,518,061
Number of accounts originated	404,580	353,163	1,052,020	961,812
Net charge-off ratio	6.89%	6.67%	7.55%	7.22%
30-89 Delinquency ratio	3.08%	3.19%	3.08%	3.19%
Credit cards:
Net finance receivables	$1,383	$834	$1,383	$834
Purchase volume	$580	$318	$1,392	$872
Number of open accounts	1,480,464	993,238	1,480,464	993,238
Debt balances:
Long-term debt balance	$24,074	$22,338	$24,074	$22,338
Average daily debt balance	$23,569	$22,152	$22,702	$21,877
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Consolidated Results for Three and Nine Months Ended September 30, 2026 and 2025

Interest income increased $99 million or 7% in the three months ended September 30, 2026 when compared to the same period in 2025 due to growth in average net receivables.

Interest income increased $255 million or 6% in the nine months ended September 30, 2026 when compared to the same period in 2025 due to growth in average net receivables and an increase in yield.

Interest expense increased $25 million or 8% and $44 million or 5% in the three and nine months ended September 30, 2026 when compared to the same period in 2025 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $127 million or 26% and $235 million or 16% in the three and nine months ended September 30, 2026 when compared to the same period in 2025 due to growth in receivables and higher net charge-offs.

Other revenues increased $49 million or 30% and $90 million or 17% in the three and nine months ended September 30, 2026 when compared to the same period in 2025 driven by lower losses on repurchases and repayments of debt in the current period, as well as increases in credit card revenue from growth in the number of accounts and increases in servicing revenues driven by growth in finance receivables serviced for others.

Other expenses increased $26 million or 5% in the three months ended September 30, 2026 when compared to the same period in 2025 driven by increases in general operating expenses and salaries and benefits expense due to growth in receivables and our strategic investments in the business.

Other expenses increased $93 million or 7% in the nine months ended September 30, 2026 when compared to the same period in 2025 driven by increases in general operating expenses and salaries and benefits expense due to growth in receivables and our strategic investments in the business, as well as an increase in restructuring charges.

Income taxes decreased $16 million or 25% and $11 million or 7% in the three and nine months ended September 30, 2026 when compared to the same period in 2025 due to lower pretax income and an increase in tax benefits from the purchase of transferable federal tax credits.

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

OMH’s reconciliations of Income before income tax expense on a Segment Accounting Basis to C&I adjusted pretax income (non-GAAP) and pretax capital generation (non-GAAP) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025

Consumer and Insurance
Income before income taxes - Segment Accounting Basis	$231	$261	$717	$742
Adjustments:
Net loss on repurchases and repayments of debt	—	39	5	64
Restructuring charges	—	2	12	2
Other	1	1	4	1
Adjusted pretax income (non-GAAP)	232	303	738	809

Provision for finance receivable losses	615	488	1,690	1,456
Net charge-offs	(469)	(428)	(1,487)	(1,348)
Pretax capital generation (non-GAAP)	$378	$363	$941	$917

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

CONSUMER AND INSURANCE
The following table below presents OMH’s adjusted pretax income and selected financial statistics for C&I on an adjusted Segment Accounting Basis.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025

Interest income	$1,487	$1,386	$4,283	$4,021
Interest expense	345	320	993	947
Provision for finance receivable losses	615	488	1,690	1,456
Net interest income after provision for finance receivable losses	527	578	1,600	1,618
Other revenues	211	200	616	586
Other expenses	506	475	1,478	1,395
Adjusted pretax income (non-GAAP)	$232	$303	$738	$809

Selected Financial Statistics *
Total finance receivables:
Net finance receivables	$26,283	$24,490	$26,283	$24,490
Average net receivables	$25,745	$24,238	$25,046	$23,789
Gross charge-off ratio	8.80%	8.45%	9.66%	9.06%
Recovery ratio	(1.56)%	(1.45)%	(1.72)%	(1.48)%
Net charge-off ratio	7.24%	7.01%	7.94%	7.57%

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025

Selected Financial Statistics, continued *
Personal loans:
Net finance receivables	$22,079	$21,225	$22,079	$21,225
Origination volume	$4,076	$3,520	$10,674	$9,733
Number of accounts	2,423,661	2,374,057	2,423,661	2,374,057
Number of accounts originated	385,481	336,458	996,919	912,705
Auto finance:
Net finance receivables	$2,821	$2,431	$2,821	$2,431
Origination volume	$466	$369	$1,288	$1,085
Number of accounts	162,732	144,004	162,732	144,004
Number of accounts originated	19,099	16,705	55,101	49,107
Consumer loans:
Net finance receivables	$24,900	$23,656	$24,900	$23,656
Yield	22.58%	22.55%	22.60%	22.51%
Origination volume	$4,542	$3,889	$11,962	$10,818
Number of accounts	2,586,393	2,518,061	2,586,393	2,518,061
Number of accounts originated	404,580	353,163	1,052,020	961,812
Net charge-off ratio	6.89%	6.67%	7.55%	7.22%
30-89 Delinquency ratio	3.08%	3.20%	3.08%	3.20%
Credit cards:
Net finance receivables	$1,383	$834	$1,383	$834
Purchase volume	$580	$318	$1,392	$872
Number of open accounts	1,480,464	993,238	1,480,464	993,238
*    See “Glossary” at the beginning of this report for formulas and definitions of our key performance ratios.

Comparison of Adjusted Pretax Income for Three and Nine Months Ended September 30, 2026 and 2025

Interest income increased $101 million or 7% in the three months ended September 30, 2026 when compared to the same period in 2025 due to growth in average net receivables.

Interest income increased $262 million or 7% in the nine months ended September 30, 2026 when compared to the same period in 2025 due to growth in average net receivables and an increase in yield.

Interest expense increased $25 million or 8% and $46 million or 5% in the three and nine months ended September 30, 2026 when compared to the same period in 2025 due to an increase in average debt to support our receivables growth and a higher average cost of funds.

Provision for finance receivable losses increased $127 million or 26% and $234 million or 16% in the three and nine months ended September 30, 2026 when compared to the same period in 2025 due to growth in receivables and higher net charge-offs.

Other revenues increased $11 million or 5% and $30 million or 5% in the three and nine months ended September 30, 2026 when compared to the same period in 2025 driven by increases in credit card revenue from growth in the number of accounts and increases in servicing revenues driven by growth in finance receivables serviced for others.

Other expenses increased $31 million or 6% and $83 million or 6% in the three and nine months ended September 30, 2026 when compared to the same period in 2025 driven by increases in general operating expenses and salaries and benefits expense due to growth in receivables and our strategic investments in the business.

Credit Quality

FINANCE RECEIVABLES

Our net finance receivables, consisting of consumer loans and credit cards, were $26.3 billion at September 30, 2026 and $24.8 billion at December 31, 2025. We consider the delinquency status of our finance receivables as our key credit quality indicator. We monitor the delinquency of our finance receivable portfolio, including the migration between the delinquency buckets and changes in the delinquency trends to manage our exposure to credit risk in the portfolio. Our branch and central operation team members work closely with customers as necessary and offer a variety of borrower assistance programs to help support our customers.

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

The delinquency information for net finance receivables on a Segment Accounting Basis was as follows:

	Consumer and Insurance
(dollars in millions)	Consumer Loans	Credit Cards
September 30, 2026
Current	$23,569	$1,237
30-89 days past due	768	70
90+ days past due	563	76
Total net finance receivables	$24,900	$1,383

Delinquency ratio
30-89 days past due	3.08%	5.02%
30+ days past due	5.34%	10.56%
90+ days past due	2.26%	5.54%

December 31, 2025
Current	$22,518	$820
30-89 days past due	803	50
90+ days past due	596	66
Total net finance receivables	$23,917	$936

Delinquency ratio
30-89 days past due	3.36%	5.38%
30+ days past due	5.85%	12.43%
90+ days past due	2.49%	7.05%

ALLOWANCE FOR FINANCE RECEIVABLE LOSSES

We estimate and record an allowance for finance receivable losses to cover the expected lifetime credit losses on our finance receivables. Our allowance for finance receivable losses may fluctuate based upon changes in portfolio growth, credit quality, and economic conditions.

Our methodology to estimate expected credit losses uses recent macroeconomic forecasts, which include forecasts for unemployment. We leverage projections from various industry leading providers. We also consider inflationary pressures, consumer confidence levels, and elevated interest rates that may continue to impact the economic outlook. At September 30, 2026, our economic forecast used a reasonable and supportable period of 12 months. We may experience further changes to the macroeconomic assumptions within our forecast, as well as changes to our loan loss performance outlook, both of which could lead to further changes in our allowance for finance receivable losses, allowance ratio, and provision for finance receivable losses.

Changes in our allowance for finance receivable losses were as follows:

(dollars in millions)	Consumer and Insurance		Segment to GAAP Adjustment	Consolidated Total
	Consumer Loans	Credit Cards

Three Months Ended September 30, 2026
Balance at beginning of period	$2,678	$247	$(2)	$2,923
Provision for finance receivable losses	518	97	—	615
Charge-offs	(522)	(48)	—	(570)
Recoveries	98	3	—	101
Balance at end of period	$2,772	$299	$(2)	$3,069

Three Months Ended September 30, 2025
Balance at beginning of period	$2,590	$168	$(4)	$2,754
Provision for finance receivable losses	437	51	—	488
Charge-offs	(480)	(36)	1	(515)
Recoveries	86	2	—	88
Balance at end of period	$2,633	$185	$(3)	$2,815

Nine Months Ended September 30, 2026
Balance at beginning of period	$2,659	$209	$(3)	$2,865
Provision for finance receivable losses	1,465	225	(1)	1,689
Charge-offs	(1,662)	(148)	2	(1,808)
Recoveries	310	13	—	323
Balance at end of period	$2,772	$299	$(2)	$3,069

Net finance receivables	$24,900	$1,383	$(10)	$26,273
Allowance ratio	11.13%	21.62%	N/A	11.68%

Nine Months Ended September 30, 2025
Balance at beginning of period	$2,572	$138	$(5)	$2,705
Provision for finance receivable losses	1,308	148	(2)	1,454
Charge-offs	(1,503)	(109)	4	(1,608)
Recoveries	256	8	—	264
Balance at end of period	$2,633	$185	$(3)	$2,815

Net finance receivables	$23,656	$834	$(25)	$24,465
Allowance ratio	11.13%	22.14%	N/A	11.51%

The current delinquency status of our finance receivable portfolio, inclusive of recent borrower performance and loss performance, volume of our modified finance receivable activity, level and recoverability of collateral securing our finance receivable portfolio, portfolio mix, and the reasonable and supportable forecast of economic conditions are the primary drivers that can cause fluctuations in our allowance ratio from period to period. We monitor the allowance ratio to ensure we have a sufficient level of allowance for finance receivable losses based on the estimated lifetime expected credit losses in our finance receivable portfolio. The allowance for finance receivable losses as a percentage of net finance receivables increased compared to the prior year period due to change in the portfolio mix. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the changes in the allowance for finance receivable losses.

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

During the nine months ended September 30, 2026, OMH generated net income of $563 million. OMH’s net cash outflow from operating and investing activities totaled $709 million for the nine months ended September 30, 2026. At September 30, 2026, our scheduled interest payments for the remainder of 2026 totaled $133 million and there were no scheduled principal payments for 2026 on our existing unsecured debt. As of September 30, 2026, we had $12.3 billion of unencumbered receivables.

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

On August 20, 2026, OMFC issued a total of $600 million aggregate principal amount of 7.125% Senior Notes due 2034 under the Base Indenture, as supplemented by the Twenty-Fifth Supplemental Indenture, pursuant to which OMH provided a guarantee on an unsecured basis.

OMFC’s Unsecured Corporate Revolver

At September 30, 2026, the borrowing capacity of our corporate revolver was $1.0 billion.

Securitizations, Revolving Conduit Facilities, and Credit Card Revolving VFN Facilities

During the nine months ended September 30, 2026, we completed four new consumer loan securitizations (ODART 2026-1, OMFIT 2026-1, OMFIT 2026-2 and OMFIT 2026-3, see “Securitized Borrowings” below) and redeemed six consumer loan securitizations (ODART 2021-1, ODART 2019-1, FCRT 2022-2, OMFIT 2022-2, ODART 2022-1, and OMFIT 2022-3). At September 30, 2026, the borrowing capacity of our revolving conduit facilities was $5.8 billion. At September 30, 2026, we had $13.6 billion of consumer loan gross finance receivables pledged as collateral for our securitizations, revolving conduit facilities, and private secured term funding facility.

At September 30, 2026, the borrowing capacity of our credit card revolving VFN facilities was $700 million. At September 30, 2026, we had $842 million of credit card principal balances held in OneMain Financial Credit Card Trust (“OMFCT”) for our credit card revolving VFN facilities.

Private Secured Term Funding

At September 30, 2026, the maximum borrowing capacity of $350 million was outstanding under the remaining private secured term funding facility. Principal payments on any outstanding balances are not required until after October 2027 followed by a subsequent amortization period, which upon expiration the outstanding principal is due and payable.

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

The table below outlines OMFC’s long-term corporate debt ratings and outlook by rating agencies:

As of September 30, 2026	Rating	Outlook

S&P	BB	Stable
Moody’s	Ba2	Stable
KBRA	BB+	Stable

Currently, no other entity has a corporate debt rating, though they may be rated in the future.

Stock Repurchased

During the nine months ended September 30, 2026, OMH repurchased 3,016,350 shares of its common stock through its stock repurchase program for an aggregate total of $173 million, including commissions, fees and excise taxes. As of September 30, 2026, OMH held a total of 21,475,215 shares of treasury stock. To provide funding for the OMH stock repurchases, the OMFC Board of Directors authorized dividend payments in the amount of $200 million.

For additional information regarding the shares repurchased, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II included in this report.

Cash Dividend to OMH’s Common Stockholders

As of September 30, 2026, the dividend declarations for the current year by the Board were as follows:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount Paid
				(in millions)
February 5, 2026	February 17, 2026	February 23, 2026	$1.05	$123
May 1, 2026	May 11, 2026	May 15, 2026	1.05	121
July 29, 2026	August 10, 2026	August 14, 2026	1.05	121
Total			$3.15	$365

To provide funding for the dividend, OMFC paid dividends of $360 million to OMH during the nine months ended September 30, 2026.

On October 30, 2026, OMH declared a dividend of $1.05 per share payable on November 13, 2026 to record holders of OMH’s common stock as of the close of business on November 9, 2026. To provide funding for the OMH dividend, the OMFC Board of Directors authorized a dividend in the amount of up to $123 million payable on or after November 10, 2026.

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

Whole Loan Sale Transactions

We have whole loan sale flow agreements with third parties. The Company is committed to sell a remaining total of $1.5 billion gross receivables of newly originated unsecured personal loans along with any associated accrued interest with a current term of approximately two years.

During the three and nine months ended September 30, 2026, we sold a total of $361 million and $1.1 billion of gross finance receivables, respectively, compared to $258 million and $773 million during the same periods in 2025. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information on the whole loan sale transactions.

LIQUIDITY

OMH’s Operating Activities

Net cash provided by operations of $2.3 billion for the nine months ended September 30, 2026 reflected net income of $563 million, the impact of non-cash items including provision for finance receivable losses of $1.7 billion, and an unfavorable change in working capital of $91 million. Net cash provided by operations of $2.3 billion for the nine months ended September 30, 2025 reflected net income of $579 million, the impact of non-cash items including provision for finance receivable losses of $1.5 billion, and an unfavorable change in working capital of $30 million.

OMH’s Investing Activities

Net cash used for investing activities of $3.1 billion for the nine months ended September 30, 2026 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale securities, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale securities. Net cash used for investing activities of $2.4 billion for the nine months ended September 30, 2025 was due to net principal originations and purchases of finance receivables and purchases of available-for-sale and other securities, offset by the proceeds from sales of finance receivables and calls, sales, and maturities of available-for-sale and other securities.

OMH’s Financing Activities

Net cash provided by financing activities of $783 million for the nine months ended September 30, 2026 was due to the issuances and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt, cash dividends paid and common stock repurchased. Net cash provided by financing activities of $351 million for the nine months ended September 30, 2025 was due to the issuances and borrowings of long-term debt, partially offset by repayments and repurchases of long-term debt, cash dividends paid, and common stock repurchased.

OMH’s Cash and Investments

At September 30, 2026, we had $936 million of cash and cash equivalents, which included $268 million of cash and cash equivalents held at our regulated insurance subsidiaries or for other operating activities that is unavailable for general corporate purposes.

At September 30, 2026, we had $1.6 billion of investment securities, which are all held as part of our insurance operations and are unavailable for general corporate purposes.

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

OUR INSURANCE SUBSIDIARIES

Our insurance subsidiaries are subject to state regulations that limit their ability to pay dividends. AHL and Triton did not pay dividends during the nine months ended September 30, 2026 and 2025. See Note 11 of the Notes to the Consolidated Financial Statements in Part II - Item 8 included in our Annual Report for further information on these state restrictions and the dividends paid by our insurance subsidiaries.

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

Securitized Borrowings
We execute private securitizations under Rule 144A of the Securities Act of 1933, as amended. As of September 30, 2026, our structured financings consisted of the following:

(dollars in millions)	Issue Amount (a)	Initial Collateral Balance	Current Note Amounts Outstanding (a)	Current Collateral Balance (b)	Current Weighted Average Interest Rate	Original Revolving Period

OMFIT 2019-2	$900	$947	$900	$967	3.30%	7 years
OMFIT 2019-A	789	892	685	783	3.82%	7 years
OMFIT 2020-2	1,000	1,053	474	498	2.34%	5 years
OMFIT 2021-1	850	904	686	702	2.40%	5 years
OMFIT 2022-S1	600	652	182	220	4.71%	3 years
OMFIT 2023-1	825	920	825	920	5.82%	5 years
OMFIT 2023-2	1,400	1,566	1,354	1,443	5.91%	3 years
OMFIT 2024-1	1,100	1,222	1,100	1,222	5.99%	7 years
OMFIT 2025-1	1,000	1,124	1,000	1,124	4.97%	3 years
OMFIT 2026-1	1,100	1,231	1,100	1,231	5.14%	3 years
OMFIT 2026-2	1,000	1,111	1,000	1,111	5.15%	2 years
OMFIT 2026-3 (c)	700	781	680	781	5.47%	5 years
ODART 2023-1	750	792	502	512	5.74%	3 years
ODART 2025-1	900	926	900	926	5.48%	5 years
ODART 2026-1	850	869	850	869	4.63%	3 years
FCRT 2023-1	182	199	18	35	7.27%	N/A
FCRT 2023-2	200	208	45	47	7.18%	N/A
FCRT 2024-1	210	214	57	59	6.95%	N/A
Total securitizations	$14,356	$15,611	$12,358	$13,450
(a) Issue Amount includes the retained interest amounts as applicable and the Current Note Amounts Outstanding balances reflect pay-downs subsequent to note issuance and exclude retained interest amounts.
(b) Inclusive of in-process replenishments of collateral for securitized borrowings in a revolving status as of September 30, 2026.
(c)    On August 13, 2026, we issued $700 million of notes backed by personal loans and retained a portion of the Class D notes in the amount of $20 million. The notes mature in January 2041.

Revolving Conduit Facilities
We had access to 16 revolving conduit facilities with a total borrowing capacity of $5.8 billion as of September 30, 2026:

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

Credit Card Revolving VFN Facilities
We also had access to two credit card revolving VFN facilities with a total borrowing capacity of $700 million as of September 30, 2026:

(dollars in millions)	Advance Maximum Balance	Amount Drawn

OneMain Financial Credit Card Trust – Series 2024-VFN1	$350	$—
OneMain Financial Credit Card Trust – Series 2024-VFN2	350	—
Total	$700	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined by SEC rules, and we had no material off-balance sheet exposure to losses associated with unconsolidated VIEs at September 30, 2026 or December 31, 2025.

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

There have been no material changes to our critical accounting policies or to our methodologies for deriving critical accounting estimates during the nine months ended September 30, 2026.

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

As of September 30, 2026, OMH carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMH’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMH’s disclosure controls and procedures were effective as of September 30, 2026 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMH’s internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, OMH’s internal control over financial reporting.

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

As of September 30, 2026, OMFC carried out an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was conducted under the supervision of, and with the participation of OMFC’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that OMFC’s disclosure controls and procedures were effective as of September 30, 2026 to provide the reasonable assurance described above.

Changes in Internal Control over Financial Reporting

There were no changes in OMFC’s internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, OMFC’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our common stock during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding repurchases of our common stock, excluding commissions, fees and excise taxes, during the quarter ended September 30, 2026, based on settlement date:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (a)
July 1- July 31	69,840	$59.88	69,840	822,525,858
August 1 - August 31	273,067	63.96	273,067	805,061,620
September 1 - September 30	195,576	61.23	195,576	793,087,293
Total	538,483	$62.44	538,483
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.
During the quarter ended September 30, 2026, the Company’s directors and Section 16 reporting officers adopted the following stock trading plans, each of which was designed to comply with Rule 10b5-1(c) under the Exchange Act:

On August 7, 2026, Micah R. Conrad, Executive Vice President and Chief Operating Officer, entered into a stock trading plan under which he may sell up to 10,000 shares of common stock over a period of time ending on November 5, 2027.

Other than as described above, during the quarter ended September 30, 2026, none of the Company’s directors or Section 16 reporting officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit Index.

Exhibit Number	Description
4.1
Twenty-Fifth Supplemental Indenture, dated as of August 20, 2026, by and among OneMain Finance Corporation, OneMain Holdings, Inc., as Guarantor, and Wilmington Trust, National Association as Trustee (including form of 7.125% Senior Notes due 2034 included therein as Exhibit A). Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K on August 20, 2026.

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

ONEMAIN HOLDINGS, INC.
(Registrant)

Date:	October 30, 2026	By:	/s/ Jeannette E. Osterhout
Jeannette E. Osterhout
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

OMFC Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEMAIN FINANCE CORPORATION
(Registrant)

Date:	October 30, 2026	By:	/s/ Matthew W. Vaughan
Matthew W. Vaughan
Vice President - Senior Managing Director and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)